Form 10-Q
period 1993-11-27
PIER 1 IMPORTS INC/DE
filed 1994-01-10
CIK 278130

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.  20549


(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR  15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended November 27, 1993

                                             OR

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from [            ] to [             ]

Commission File Number 1-7832

                                    PIER 1 IMPORTS, INC.
                   (Exact name of registrant as specified in its charter)

      Delaware                                                75-1729843
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   301 Commerce Street, Suite 600, Fort Worth, Texas 76102
                     (Address of principal executive offices) (Zip code)

                                       (817) 878-8000
                    (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [ X ].  No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                        Shares outstanding as of December 20, 1993
Common Stock, $1.00 par value                       37,530,028

                                           PART I

Item 1.   Financial Statements.

                                    PIER 1 IMPORTS, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS
                           (In thousands except per share amounts)
                                         (Unaudited)

                                      Three Months Ended Nine Months Ended
                                      Nov. 27, Nov. 28,  Nov. 27, Nov. 28,
                                         1993    1992      1993     1992
                                      --------  -------  -------- -------
Net sales                             $163,457  $144,923 $503,491 $463,422
Operating costs and expenses:
  Cost of sales (including
    buying and store occupancy)        100,435    88,268  312,945  285,486
  Selling, general and
    administrative expenses             49,115    43,982  143,448  132,063
  Depreciation and amortization          3,980     3,551   11,606   10,760
                                      --------   ------- -------- --------
                                       153,530   135,801  467,999  428,309
                                      --------  -------- -------- --------
      Operating income                   9,927     9,122   35,492   35,113

Interest expense, net                    4,242     4,330   12,830   11,997
                                      --------  -------- -------- --------
Income before income taxes and
  equity in net income (loss)
  of subsidiary                          5,685     4,792   22,662   23,116

Provision for income taxes               1,643     1,146    6,575    5,545
                                      --------  -------- -------- --------
Income before equity in net
  income (loss) of subsidiary            4,042     3,646   16,087   17,571

Equity in net income (loss) of
  subsidiary                              --      (1,399)     --       184
                                      --------  -------- -------- --------
Net income                            $  4,042  $  2,247 $ 16,087 $ 17,755
                                      ========  ======== ======== ========
Earnings per common share                 $.11      $.06     $.43     $.48
                                          ====      ====     ====     ====
Average shares outstanding during
  period, including common stock
  equivalents                           37,676    37,364   37,624  37,268
                                        ======    ======   ======  ======

The accompanying notes are an integral part of these financial statements.
/TABLE

                                    PIER 1 IMPORTS, INC.
                                 CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands except share data)
                                         (Unaudited)

                                                  November 27,    February 27,
                                                     1993            1993
                                                  ------------    ------------
ASSETS
Current assets:
  Cash, including temporary investments of
    $25,454 at November 27, 1993 and $66,823
    at February 27, 1993                               $ 39,434    $ 73,585
  Accounts receivable, net                               51,950      34,920
  Inventories                                           208,638     189,593
  Other current assets                                   22,417      20,038
                                                       --------    --------
    Total current assets                                322,439     318,136
Property and equipment, net                             111,819     108,011
Other assets                                             36,376      34,350
                                                       --------    --------
                                                       $470,634    $460,497
                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of capital leases  $ 27,639    $ 33,139
  Accounts payable and accrued liabilities               60,130      59,791
                                                       --------    --------
    Total current liabilities                            87,769      92,930
Long-term debt                                          147,670     147,246
Deferred income taxes                                       404         514
Other non-current liabilities                            20,565      19,313
Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,617,000 and 37,607,000
    outstanding, respectively                            37,617      37,607
  Paid-in capital                                        92,787      93,184
  Retained earnings                                      87,687      74,413
  Cumulative translation adjustments                       (822)       (433)
  Less - 125,000 and 263,000 common shares in
    treasury, at cost, respectively                      (1,266)     (2,599)
  Less - subscriptions receivable and unearned
    compensation                                         (1,777)     (1,678)
                                                       --------    --------
                                                        214,226     200,494
                                                       --------    --------
                                                       $470,634    $460,497
                                                       ========    ========

The accompanying notes are an integral part of these financial statements.
/TABLE

                                    PIER 1 IMPORTS, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)

                                                           Nine Months Ended
                                                           Nov. 27,  Nov. 28,
                                                             1993      1992
                                                           --------  --------
Cash flow from operating activities:
  Net income                                               $16,087   $17,755
  Adjustments to reconcile to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                           11,605    10,760
    Deferred taxes and other                                 3,303      (141)
    Equity in undistributed earnings of subsidiary             --       (184)
    Changes in cash from:
      Inventories                                          (19,045)    3,419
      Accounts receivable and other current assets         (17,310)   (7,293)
      Accounts payable and accrued expenses                  1,711     4,425
      Other assets, liabilities and other, net               1,171       633
                                                           -------   -------
      Net cash (used in) provided by operating activities   (2,478)   29,374
                                                           --------  -------
Cash flow from investing activities:
  Capital expenditures                                     (17,388)   (8,429)
  (Payments) proceeds from the (acquisition)
    disposition of properties                               (2,342)    1,077
  Other investing activities                                (4,259)   (1,636)
                                                           -------   -------
      Net cash used in investing activities                (23,989)   (8,988)

Cash flow from financing activities:
  Proceeds from sales of capital stock, treasury stock,
    and other                                                  440     2,424
  Cash dividends                                            (2,624)   (1,662)
  Proceeds from issuance of long-term debt,
    net of repayments                                          --     37,101
  Net borrowings (payments) under line of credit agreements (5,500)    9,983
                                                           -------   -------
      Net cash (used in) provided by financing activities   (7,684)   47,846
                                                           -------   -------
Change in cash                                             (34,151)   68,232
Cash at beginning of year                                   73,585     9,001
                                                           -------   -------
Cash at end of period                                      $39,434   $77,233
                                                           =======   =======

The accompanying notes are an integral part of these financial statements.
/TABLE

                                    PIER 1 IMPORTS, INC.
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE NINE MONTHS ENDED November 27, 1993
                                       (In thousands)
                                         (Unaudited)

                                                                Subscriptions
                                         Cumulative             Receivable and
               Common  Paid-in Retained  Translation  Treasury   Unearned
               Stock   Capital Earnings  Adjustments    Stock   Compensation
               ------  ------- --------  -----------  --------  --------------
Balance
  February 27,
  1993        $37,607  $93,184 $74,413      $(433)     $(2,599)   $(1,678)

Restricted
  stock
  grant and
  amortization             (66)                            376        (99)

Stock purchase
  plan,
  exercise
  of stock
  options and
  other            10     (331)   (189)                    957

Currency
  translation
  adjustments                                (389)

Cash dividends                  (2,624)

Net income                      16,087
              ------- -------  -------      -----      -------    -------
Balance
  November 27,
  1993        $37,617 $92,787  $87,687      $(822)     $(1,266)   $(1,777)
              ======= =======  =======      =====      =======    =======

The accompanying notes are an integral part of these financial statements.
/TABLE

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE AND NINE MONTHS ENDED
                   NOVEMBER 27, 1993 AND NOVEMBER 28, 1992
                                 (Unaudited)


      The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended February 27, 1993. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 27, 1993, and the results of operations and cash flows for the interim periods ended November 27, 1993 and November 28, 1992 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 27, 1993 and November 28, 1992 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

                                           PART I

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

      Pier 1 Imports, Inc. ("the Company") had a net sales increase of 12.8% to $163.5 million and 8.6% to $503.5 million for the third quarter and nine-month periods of the 1994 fiscal year compared to the same periods last year. Comparable store sales improved 8.6% during the third quarter and 5.1% for the first nine months of fiscal 1994. At November 27, 1993, the Company operated 637 stores in 47 states, Puerto Rico, Canada and has investments in operations in England and Mexico.

      Gross profit, after related buying and store occupancy costs, as a percentage of sales, were 38.6% for the third quarter and 37.8% for the first nine months in fiscal 1994 compared to 39.1% and 38.4% for the same periods last year. These 0.5% and 0.6% decreases from last year's third quarter and the first nine months of fiscal 1993, respectively, were primarily a result of a change in the sales mix with more furniture and less clothing sales compared with the prior periods, as well as, increases in clearance markdowns taken on clothing over the prior periods. Store occupancy costs, as a percentage of sales, improved 0.9% for the quarter and 0.5% for the first nine months of fiscal 1994 versus last year's comparable periods.

      Selling, general, and administrative expenses, as a percentage of sales, for the third quarter of fiscal 1994 improved slightly to 30.0% from 30.3% during the same period last year. In total dollars, selling, general and administrative expenses during the third quarter of fiscal 1994 increased $5.1 million compared to a year ago. These increased expenses were primarily due to higher payroll and other store-related costs associated with new store growth (31 net new stores since November 28, 1992), new point-of-sale equipment leased for the stores, offset partially by lower marketing expenses. Selling, general, and administrative expenses for the first nine months of the fiscal year were up $11.4 million but unchanged as a percentage of sales compared to the same period last year.

      Net interest expense of $4.2 million for the third quarter and $12.8 million for the nine-month period ended November 27, 1993 decreased $0.1 million and increased $0.8 million, respectively, compared to the same periods last year. The increase resulted from lower interest income earned on reduced cash balances this year compared to last year.

      The Company's effective tax rate for the nine-month period ended November 27, 1993 increased to 29% compared to 24% for the same period last year, primarily due to an increase in the state tax effective rate.

      Operating income improved $0.8 million to $9.9 million during the third quarter of fiscal 1994 compared to $9.1 million for the same period last year. Net income of $4.0 million or $0.11 per share for the third quarter this year was above last year's third quarter net income of $2.2 million or $0.06 per share primarily due to the Company's $1.4 million equity in the fiscal 1993 losses of the former, partially-owned subsidiary Sunbelt Nursery Group, Inc. ("Sunbelt"). Net income for the first nine months of fiscal year 1994 was $16.1 million or $0.43 per share compared to $17.8 million or $0.48 per share for the same period last year.

      Pursuant to the sale of its 49.5% ownership interest in Sunbelt to General Host Corporation ("General Host") effective April 2, 1993, the Company agreed to make available up to $25 million of properties for lease to Sunbelt through April 28, 1996 and provide Sunbelt a $12 million credit facility either in guarantees of Sunbelt indebtedness or direct loans until April 28, 1994. Sunbelt's repayment obligations under this agreement are secured by General Host's pledge of 4.2 million shares of Sunbelt common stock. As of November 27, 1993, approximately $23 million of the properties' facility and $12 million of the credit facility were outstanding. In its latest Form 10-Q filed with the Securities and Exchange Commission, Sunbelt reported losses from operations through the three- and nine-month periods ended October 31, 1993 of $5.4 million and $2.6 million, respectively, and cash flow from operations of $2.2 million for the nine months ended October 31, 1993. Additionally, Sunbelt reported that in the event additional lines of credit or guarantees are not obtained from commercial banks, General Host or the Company, Sunbelt may be required to close stores, liquidate inventories or take other unspecified measures to meet working capital needs, and that there can be no assurance that these measures would provide sufficient liquidity to satisfy those working capital needs. The Company and General Host have discussed Sunbelt's future business prospects and its ability to obtain future financing. Present discussions with General Host have not progressed sufficiently for the Company to determine a course of action it may take based on Sunbelt's financial position or the impact, if any, on the Company's results of operations.

Liquidity and Capital Resources

      The Company's current ratio improved to 3.7 to 1 at November 27, 1993 over the 3.4 to 1 ratio at February 27, 1993 and November 28, 1992. Additionally, the Company's total debt to equity improved to 0.82 to 1 at November 27, 1993, from 0.90 to 1 ratio at fiscal 1993 year-end and the 0.92 to 1 ratio at November 28, 1992. The Company's cash flow from operating activities decreased $2.5 million during the first nine months of fiscal 1994 compared to an increase of $29.4 million for the same period of fiscal 1993. Uses of cash included $19.0 million of inventory increases to support new stores and anticipated sales gains, and a $17.3 million increase in accounts receivable and other current assets primarily as a result of strong sales on the Pier 1 Preferred Card, the Company's proprietary credit card. Other uses of cash include capital expenditures of $17.4 million, net pay-down of short-term borrowings of $5.5 million, and expenditures of $3.0 million to purchase six franchise locations.

      For the first nine months of fiscal 1994, the Company paid cash dividends aggregating $0.07, and has declared a dividend of $0.025 per share payable on February 17, 1994. The Company currently expects to continue paying modest cash dividends, but intends to retain most of its future earnings for expansion of the Company's business.

      The Company opened 42 new stores and closed 10 stores during the first nine months of fiscal 1994 and expects to open 3 additional stores prior to the end of fiscal 1994. New store openings in fiscal 1994 are funded through operating leases with inventory and fixtures for the new store development of approximately $11 million funded by working capital, operations, and bank lines of credit. The minimum future operating lease commitments for fiscal 1994 are $91 million with total minimum future operating lease commitments of approximately $712 million. Current and future operating leases are expected to be funded by cash flow from operations.

      During the last quarter of fiscal 1994 and during fiscal 1995, the Company's sources of funds will be operations and bank revolving credit facilities. The Company has two committed bank revolving lines of credit aggregating to $30 million as well as other short-term revolving credit and letter of credit facilities amounting to $134.5 million, for a total of $164.5 million. At November 27, 1993, $27.5 million was outstanding as short-term borrowings and an additional $65.3 million was used to support letters of credit. In the opinion of Company management, these facilities will be adequate to provide financial flexibility for expansion and seasonal working capital requirements for the foreseeable future.

                                           PART II


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits                None.

          (b)  Reports on Form 8-K     None.

                                         SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PIER 1 IMPORTS, INC. (Registrant)



Date:     January 7, 1994     By:   /s/ Clark A. Johnson
                                    ---------------------------------------
                                    Clark A. Johnson, Chairman of the Board
                                    and Chief Executive Officer



Date:     January 7, 1994           /s/ Robert G. Herndon
                                    ----------------------------------------
                                    Robert G. Herndon, Executive Vice
                                    President and Chief Financial Officer



Date:     January 7, 1994           /s/ Charles H. Turner
                                    ----------------------------------------
                                    Charles H. Turner, Controller and
                                    Principal Accounting Officer