Form 10-K
period 1994-02-26
PIER 1 IMPORTS INC/DE
filed 1994-05-25
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 26, 1994.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ____________ to ______________

                        Commission File No. 1-7832

                               PIER 1 IMPORTS, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                           75-1729843
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

   301 Commerce Street, Suite 600
          Fort Worth, Texas                                     76102
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (817) 878-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
       Title of each class                              on which registered

Common Stock, $1 par value                            New York Stock Exchange
11 1/2% Sub. Debentures Due 2003                      New York Stock Exchange
6 7/8% Convertible Sub. Notes Due 2002                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No   [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [   ]

       As of May 4, 1994, there were 37,547,477 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $311 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                  Incorporated Document
Part III                               Proxy Statement for 1994 Annual Meeting

                                      PART I

Item 1.          Business.

        (a)      General Development of Business.

        From fiscal 1988 through fiscal 1994, Registrant, through its subsidiary, Pier 1 Imports (U.S.), Inc. ("Pier 1"), expanded its specialty retail operations from 350 retail stores to 636 stores. In fiscal year 1994, Registrant continued to execute its expansion plan by opening 48 new Pier 1 Imports stores, including one in Puerto Rico, and closed 17 stores. The rate of expansion for the fiscal year doubled the previous fiscal year rate when Registrant opened 26 new Pier 1 Imports stores. Throughout the fiscal year Registrant continued its focus on cost efficiencies and expense controls. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, Registrant plans to open 45 - 50 new Pier 1 Imports stores in fiscal year 1995.

        Set forth below is a list by city of Pier 1-operated stores opened in fiscal 1994:

Billings, MT                       1          Lancaster, OH                1
Boulder, CO                        1          Las Vegas, NV                1
Camp Hill, PA                      1          Lawrenceville, NJ            1
Cary, NC                           1          Lima, OH                     1
Cedar Rapids, IA                   1          Lynchburg, VA                1
Cheyenne, WY                       1          Mankato, MN                  1
Chula Vista, CA                    1          McAllen, TX                  1
Clarksville, TN                    1          Montgomery, AL               1
Colonial Heights, VA               1          New York, NY                 1
Columbus, OH                       1          Niles, OH                    1
Daytona Beach, FL                  1          Pacific Grove, CA            1
Elyria, OH                         1          Palm Desert, CA              1
Fairlawn, OH                       1          Palmdale, CA                 1
Fort Gratiot, MI                   1          Pineville, NC                1
Fort Myers, FL                     1          Poughkeepsie, NY             1
Fredericksburg, VA                 1          Rapid City, SD               1
Grand Forks, ND                    1          Raynham, MA                  1
Greenville, NC                     1          Roanoke, VA                  1
Hatillo, PR                        1          Salisbury, MD                1
Hickory, NC                        1          Vancouver, WA                1
Houston, TX                        1          Victor, NY                   1
Huntsville, AL                     1          Watertown, NY                1
Johnstown, PA                      1          Wichita Falls, TX            1
Joplin, MO                         1          Wilmington, NC               1


        Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Los Angeles, California; Savannah, Georgia; and Montreal, Canada.

        Registrant has provided a special after-tax reserve of $16,507,000 to provide for the closing of approximately 50 unprofitable stores and to adjust the carrying value of the Registrant's holdings in General Host Corporation ("General Host") common stock. The store closing provision reflects anticipated costs associated with closing certain under performing stores including estimated costs relating to leases, fixed assets, relocation, inventory liquidation and losses from operations during interim period before closings. The adjustment to the carrying value of General Host common stock is Registrant's estimate of the portion of the decline in the market value that is other than temporary.

        In fiscal 1993, the Registrant invested in preference stock of The Pier Retail Group Limited ("The Pier") located in the United Kingdom. As of April 26, 1994, investment in and loans to The Pier aggregated $3.4 million, with additional debt guarantees of approximately $4 million. The Pier is a ten-store retail operation that offers decorative home furnishings and related items in a store setting similar to that operated by Pier 1.

        During fiscal 1994, Pier 1 became active in an arrangement to supply Sears de Mexico with Pier 1 merchandise to be sold in certain Sears stores
throughout Mexico.   Presently two Sears stores in Mexico City offer Pier 1
merchandise.

        In April 1993, Registrant sold its 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host in exchange for 1,940,000 shares of General Host common stock. In connection with Registrant's sale, Registrant agreed to make available up to $25 million of properties for lease (the "Lease Commitment") to Sunbelt and to provide Sunbelt a $12 million credit facility (the "Credit Facility") either in guarantees of Sunbelt indebtedness or direct loans until April 28, 1994. Sunbelt's repayment obligations under this agreement are secured by General Host's pledge of 4.2 million shares of Sunbelt common stock. Additionally, Registrant guarantees approximately $4.5 million of Sunbelt's lease obligations. Currently, $12 million in loans are outstanding under the Credit Facility and $23 million of properties have been leased to Sunbelt under the Lease Commitment. These leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these leases as the terms expire, Registrant will be required to obtain other financing for such leases.

        During April 1994, Sunbelt sought an extension for repayment of loans under the Credit Facility, and on April 25, 1994, Registrant and Sunbelt entered into an Extension Agreement to extend the maturity of the Credit Facility from April 28, 1994, to June 30, 1994. Registrant granted the extension to allow Sunbelt additional time to obtain new financing to replace the Credit Facility. If Sunbelt is unable to refinance the debt prior to June 30, 1994, Sunbelt has reported that it would be unable to repay the debt at maturity. In such event, Sunbelt would be in default under the Credit Facility as well as the Lease Commitment. Sunbelt has also reported that such a default could force it to consider legal proceedings to restructure its obligations.

        In May 1994, Registrant waived Sunbelt's breach of certain covenants relating to Sunbelt's failure to (i) timely deliver its annual report to Registrant, (ii) satisfy the required current ratio, and (iii) timely provide notice of such breaches. The waiver expires on June 30, 1994. In connection with such waiver, Sunbelt agreed to not borrow additional funds under the Credit Facility or Lease Commitment in excess of the amount outstanding at the time the waiver was consummated.

        (b)      Financial Information About Industry Segments.

        Registrant operates in one business segment consisting of the retail sale of decorative home furnishings and related items.

        Financial information with respect to Registrant's business is found in Registrant's Consolidated Financial Statements which are set forth in Item 8 herein.

        (c)      Narrative Description of Business.

        The specialty retail operations of Pier 1 consist of a chain of retail stores operating in the United States, Canada, and Puerto Rico under the name "Pier 1 Imports" and selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, accessories and other specialty items for the home, and distinctive casual clothing and fashion accessories.

        On February 26, 1994, Pier 1 operated 606 stores in 46 states of the United States, the District of Columbia and Puerto Rico, and 30 stores in four Canadian provinces as well as additional international operations in England and Mexico. It also had franchised 36 stores in 24 states. The company-operated Pier 1 stores average approximately 7,000 square feet in size of retail selling space, and are generally located in strip shopping centers or are freestanding units and are predominately located near or in suburbs of metropolitan areas. During fiscal 1994, net sales of Pier 1 totalled $685.4 million. Pier 1 stores have their highest sales volumes during November and December, reflecting the Christmas selling season.

        Pier 1 offers a diverse selection of products consisting of over 5,000 items. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

        FURNITURE - This product group consists of furniture sold to be used on patios and in sun rooms, living, dining and kitchen areas, and constituted approximately 26.8%, 26.3% and 24.6% of the total retail sales of Pier 1 in fiscal years 1994, 1993 and 1992, respectively. These goods are mainly imported from Taiwan, Hong Kong, China, the Philippines and Indonesia, and are handcrafted from natural materials, including rattan, buri, willow, pine, beech, rubber, and selected hardwoods and have either natural or painted finishes. This product group also includes metal furniture.

        DECORATIVE HOME FURNISHINGS - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 24.4%, 23.7% and 23.9% to Pier 1's total retail sales in fiscal years 1994, 1993 and 1992, respectively. These items are imported from approximately 40 countries and include brass, marble, and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items, practically all of which are handcrafted from natural materials.

        DINING AND KITCHEN GOODS - This product group is imported from India, the Far East and Europe and include ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 14.1%, 14.1% and 13.8% of the total retail sales of Pier 1 in fiscal years 1994, 1993 and 1992, respectively.

        TEXTILES - This product group consists of linen items, padding, custom order fabrics as well as window coverings, bedspreads, and pillows of which the majority of these items are produced from original designs created both domestically and in India. These goods accounted for approximately 13.5%, 13.9% and 14.9% of the total retail sales of Pier 1 in fiscal years 1994, 1993 and 1992, respectively.

        CLOTHING, JEWELRY AND FASHION ACCESSORIES - This product group is imported from India, Greece and Indonesia and accounted for approximately 12.1%, 14.4% and 15.4% of the total retail sales of Pier 1 in fiscal years 1994, 1993 and 1992 respectively.

        Merchandise offered for sale in Pier 1's stores largely consists of items which require a significant degree of handcraftsmanship. A majority of the items is imported directly by Pier 1 from foreign suppliers. Although Pier 1 is not dependent on any particular supplier, it has enjoyed long-standing relationships with many vendors. During fiscal 1994, Pier 1 imported approximately 29% of its purchases from China, 19% from India, and another 31% was imported from Indonesia, Japan, Thailand, the Philippines, and Italy. The remaining 21% was imported from various Asian, European, Central American, South American and African countries or obtained from United States manufacturers, wholesalers or importers. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

        Pier 1 currently operates 7 regional distribution centers located in or near Baltimore, Maryland; Los Angeles, California; Fort Worth, Texas;
Chicago, Illinois; Savannah, Georgia; Columbus, Ohio, and Montreal, Canada. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked, and made available for shipment to the various stores in the center's region. The merchandise is then distributed to the retail stores by company-operated trucks and contract carriers. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 is required to maintain a significant amount of inventory in order to be assured of a sufficient supply of products to its customers. A stock of regularly reordered items and temporary inventory surpluses have, from time to time, been carried at the distribution centers.

        Pier 1 stores have no direct national competitors. The major competition arises at a local level from other retailers offering similar lines of merchandise, such as small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Registrant believes Pier 1 enjoys a competitive edge over these stores, due to its greater name awareness and the extent and variety of the merchandise offered at Pier 1 stores. While other competing stores may offer a few items that change somewhat infrequently, Pier 1 offers over 5,000 items of which approximately forty percent (40%), change each year.

        As a retailer of imported merchandise, Pier 1 is subject to certain risks which typically do not affect retailers of domestically produced merchandise, including the need to order merchandise from four to twelve months in advance of delivery and to pay for such merchandise at such time as it is loaded for transport to designated U.S. or Canadian destinations. Additionally, dock strikes, fluctuations in currency values and monetary exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of Pier 1.

        In 1988, the Omnibus Trade and Competitiveness Act was signed into law. This legislation was enacted in response to a perceived decline in U.S.
global competitiveness and the continuing presence of unfair trade practices that limit U.S. exporters' access to foreign markets. Under the law, unfair trade practices of countries around the world may be investigated by the United States Trade Representative and such investigations may lead to sanctions which could take the form of quotas or increased duties on imports into the U.S.

        On March 3, 1994, President Clinton signed an executive order re-instituting a trade provision known as Super 301 which is designed to allow negotiations before countries are designated as priority foreign countries. Priority foreign countries are the nations whose trade practices, if corrected, would provide the greatest potential for expansion of U.S. exports. The announcement did not designate any country or any practice. The current renewal of Super 301 will expire after two years. The United States may employ other measures to implement its international trade policies and objectives, such as the withdrawal, selectively or entirely, of most favored nation status ("MFN") to countries around the world which would cause import duties to increase. Presently, the President is considering the MFN status of the Peoples Republic of China, which, if lost entirely, would cause Registrant to source affected goods from other countries. Any type of sanction is likely to increase Registrant's import costs or limit the availability of products purchased from sanctioned countries. In such event, Registrant will seek similar products from other countries.

        On April 14, 1994, the United States and more than 100 other countries reached an agreement to reduce, over time, tariff and non-tariff barriers to world trade in goods and services and to establish a new world trade organization to replace the General Agreement on Tariffs and Trade next year. The United States must have congressional approval to be bound by the terms of the agreement which was the culmination of seven years of negotiations.
Any agreement which may reduce tariff and non-tariff barriers in international trade is considered beneficial to Registrant's business in the United States and around the world.

        Pier 1 owns three federally registered service marks under which its company-operated and franchised stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS and 1,104,059 for the mark PIER 1.

        On May 3, 1994, Pier 1 employed approximately 7,850 persons: 500 were full time employees at Pier 1's home office, 3,900 were part time employees in its retail stores and distribution centers and 3,450 were full time employees in the stores and distribution centers.

        Registrant maintains one wholly owned foreign subsidiary, which is incorporated under the laws of Hong Kong. The foreign subsidiary manages certain merchandise procurement, export and financial service functions for Pier 1.


Item 2.          Properties.

        (a)      Properties of Registrant.

        As a holding company, Registrant does not own any physical property materially important to the conduct of its business operations. Registrant's home office in Fort Worth, Texas is leased by Pier 1.

        (b)      Properties of Pier 1.

        Pier 1 leases certain properties consisting principally of retail stores, warehouses and office space. In July 1985, Pier 1 entered into a lease agreement which currently provides 128,770 square feet of office space in downtown Fort Worth for Registrant's home office. Most of Pier 1's retail store operations are conducted pursuant to leases which are classified as operating leases, and at February 26, 1994, Pier 1's minimum operating lease commitments for various stores and warehouses aggregated approximately $574 million.

        Pier 1 currently owns and leases distribution space of approximately 3 million square feet. Additional space requirements could be accommodated, if necessary, by leasing additional space.

        The following table shows the distribution by state of Pier 1 stores operated by Pier 1 as of February 26, 1994, prior to the fiscal 1994 provision to close 50 unprofitable stores:

United States and Puerto Rico

Alabama                           4             Nebraska                 3
Arizona                           8             Nevada                   3
Arkansas                          2             New Hampshire            3
California                       88             New Jersey              17
Colorado                         14             New Mexico               2
Connecticut                      11             New York                36
Delaware                          2             North Carolina          11
District of Columbia              1             North Dakota             3
Florida                          37             Ohio                    34
Georgia                          17             Oklahoma                 6
Idaho                             1             Oregon                   5
Illinois                         38             Pennsylvania            21
Indiana                           9             Puerto Rico              1
Iowa                              3             Rhode Island             2
Kansas                            4             South Carolina           5
Kentucky                          6             South Dakota             1
Louisiana                         9             Tennessee               11
Maryland                         16             Texas                   49
Massachusetts                    19             Utah                     4
Michigan                         22             Virginia                21
Minnesota                        14             Washington              14
Mississippi                       2             West Virginia            1
Missouri                         12             Wisconsin               12
Montana                           1             Wyoming                  1


Canada

New Brunswick                     1
Nova Scotia                       2
Ontario                          18
Quebec                            9


        Warehouse properties that are owned or leased by Pier 1 are as follows:

                                                                Owned/Leased
Location                               Approx. Sq. Ft.          Facility

Baltimore, Maryland                    634,186 sq. ft.          Leased
Columbus, Ohio                         527,127 sq. ft.          Leased
Chicago, Illinois                      297,552 sq. ft.          Owned
Fort Worth, Texas                      454,868 sq. ft.          Owned
Rancho Cucamonga, California           515,990 sq. ft.          Leased
Savannah, Georgia                      393,216 sq. ft.          Owned
Montreal, Quebec, Canada               105,489 sq. ft.          Leased


        Pier 1 participates in a limited partnership to provide for financing and construction of Pier 1 retail stores. As of May 1, 1994, the partnership owned 33 retail store sites that are currently open and operating. The investment by the partnership in land and building approximated $44.3 million as of the end of April 1994.

        Registrant has agreements with unaffiliated groups to lease certain stores and distribution center space. These unaffiliated groups are committed to make available up to $101.8 million for development or acquisition of stores leased by Pier 1. Presently, Registrant has used $99.5 million of that availability. Agreements with these groups mature over the next five years, and Registrant is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 38 stores by these unaffiliated groups, Registrant has guaranteed the residual value of these buildings at approximately $25 million at the end of the lease terms.


Item 3.          Legal Proceedings.

        There are various claims, lawsuits, investigations and pending actions against Registrant and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at February 26, 1994. While a certain number of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolutions of such litigation will not have a material adverse effect on Registrant's financial position.


Item 4.          Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of Registrant's security holders during the fourth quarter of Registrant's fiscal year.


                        Executive Officers of Registrant

        CLARK A. JOHNSON, age 63, is Chairman and Chief Executive Officer of Registrant, is a member of the Executive Committee and since March 1983 has been a Director of Registrant. From May 1985 to August 1988, Mr. Johnson was President and Chief Executive Officer of Registrant. He currently serves as a Director of Albertson's, Inc., InterTAN, Inc., The Actava Group Inc., Anacomp, Inc. and Heritage Media Corporation.

        MARVIN J. GIROUARD, age 54, is President and Chief Operating Officer of Registrant and has been a Director since August 1988. From May 1985 until August 1988, he served as Senior Vice President - Merchandising of Pier 1 Imports (U.S.), Inc., a wholly owned subsidiary of Registrant. Additionally, he serves as a Director of ENSERCH Corporation.

        ROBERT G. HERNDON, age 60, has been Executive Vice President of Registrant since August 1988 and Chief Financial Officer of Registrant since November 1985. He served as Senior Vice President from November 1985 to August 1988. He currently serves as a director of The Leather Factory.

        J. RODNEY LAWRENCE, age 48, has been Senior Vice President of Legal Affairs and Secretary of Registrant and Pier 1 since June 1992, and served as Vice President of Legal Affairs and Secretary of Registrant from November 1985 to June 1992.

        E. MITCHELL WEATHERLY, age 46, has been Senior Vice President of Human Resources of Registrant since June 1992 and served as Vice President of Human Resources of Registrant from June 1989 and of Pier 1 from August 1985 to June 1992.

        JAMES R. TENER, age 45, has been Senior Vice President of Operations of Registrant and Pier 1 since June 1992 and served as Vice President of Operations of Pier 1 from December 1989 to June 1992.

        ADRIAN G. LONG, age 54, has been Senior Vice President of Merchandising of Registrant and Pier 1 since June 1992 and served as Vice President of Merchandising of Pier 1 from August 1988 to June 1992.

        PHIL E. SCHNEIDER, age 43, has been Senior Vice President of Marketing of Registrant and Pier 1 since May 1993 and served as Vice President of Advertising of Pier 1 from January 1988 to May 1993.

        The officers of Registrant, who are appointed by the Board of Directors, hold office until their successors are elected and qualified, or until their earlier death, resignation or removal.

        None of the above executive officers has any family relationship with any other of such officers. None of such officers was selected pursuant to any arrangement or understanding between him and any other person.


                                 PART II


Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

MARKET PRICE AND DIVIDEND INFORMATION

                                       Market Price           Cash Dividends
Fiscal 1994                         High          Low            Per Share
- - -----------                        ------        ------       --------------
First Quarter                      12 1/2        8 3/8            $0.020
Second Quarter                     10 1/8        8 1/4             0.025
Third Quarter                      11 1/4        8 1/8             0.025
Fourth Quarter                     10 7/8        8 3/8             0.025

Fiscal 1993
- - -----------
First Quarter                      11 5/8        8 5/8            $0.015
Second Quarter                      9 5/8        6 5/8             0.015
Third Quarter                      11 1/2        7 1/8             0.015
Fourth Quarter                     13 1/8       10                 0.020

        Registrant's common stock is traded on the New York Stock Exchange. As of May 4, 1994, there were approximately 16,000 shareholders of Registrant's common stock.

        Certain of Registrant's existing loan agreements limit specific payments and distributions, including cash dividends, loans to shareholders and purchases of treasury stock. Generally Registrant may make "restricted payments", as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of $10 million as of February 26, 1994. Additionally, Registrant is required to maintain various other financial ratios. Registrant's Board of Directors currently expects to pay modest cash dividends in fiscal 1995, but intends to retain most of the future earnings for the expansion of Registrant's business. A cash dividend of $.025 per share was paid May 18, 1994. Registrant's dividend policy will depend upon the earnings, financial condition and capital needs of Registrant and other factors deemed relevant by Registrant's Board of Directors.

Item 6.          Selected Financial Data.

Pier 1 Imports, Inc.
FINANCIAL SUMMARY (See Notes)
($ in millions except per share amounts)

                            10-Year
                            Compound
                            Annual                                    Year Ended
                            Growth    ---------------------------------------------------------------------------------------
                            Rate      1994    1993    1992    1991    1990    1989     1988     1987     1986    1985    1984
                            -------   ----    ----    ----    ----    ----    ----     ----     ----     ----    ----    ----
Summary of operations:
  Net sales                  16.6%   $685.4   629.2   586.7   562.7   516.9    414.6   327.2   262.3    203.9   173.5   147.3
  Gross profit               15.7%   $259.6   246.2   228.4   210.5   210.1    169.7   135.2   109.0     81.6    68.1    60.2
  Selling, general and
    administrative
    expenses                 16.2%   $195.4   180.2   172.4   169.9   148.8    117.8    96.0    78.6     59.3    51.4    43.6
  Depreciation and
    amortization             18.9%    $15.8    15.1    15.0    14.3    13.1     10.0     7.9     5.5      3.5     2.8     2.8
  Store-closing pro-
    vision and other                  $23.3     -       -       -       -        -       -       -        -       -       -
  Interest expense, net      19.2%    $16.8    15..0   16.3    12.3     9.7     10.0     8.1     3.6      3.6     3.0     2.9
  Income before income
    taxes and equity in
    net income (loss)
    of subsidiary            (2.6)%    $8.4    35.9    30.5    14.0    38.5     31.9    23.2    21.3     15.2    10.9    10.9
  Equity in net income
    (loss) of subsidiary              $ -      (3.6)    4.5    (2.4)    -        -       -       -        -       -       -
  Net income for common
    stockholders              2.1%     $5.9    23.0    26.3     6.3    25.3     21.6    15.8    12.0      8.6     5.9     4.8
Per common share data
  (adjusted for stock
  splits and dividends):
  Net income for common
    stockholders             (1.7)%    $0.16    0.62    0.71    0.17    0.67     0.67    0.49    0.39     0.32    0.23    0.19
  Cash dividends declared              $0.10    0.07    -       0.15    0.12     0.08    0.06    0.02     0.01    -       -
  Stockholders' equity       16.4%     $5.34    5.37    4.78    4.28    4.82     3.60    2.92    2.45     1.81    1.35    1.17
Other financial data:
  Working capital            19.5%   $229.0   225.2   160.0   126.7   144.3    117.2    87.2    96.8     43.4    38.6    38.5
  Current ratio                         3.5     3.4     3.0     2.1     3.2      2.9     2.3     3.3      2.4     3.5     4.4
  Total assets               21.3%   $463.3   460.5   386.4   428.9   350.5    299.9   257.9   218.3    106.6    76.5    67.4
  Long-term debt             18.4%   $145.2   147.2   106.8   140.6    92.6    121.3    96.5   101.5     26.7    26.7    26.9
  Stockholders' equity       21.2%   $201.1   200.5   177.1   156.3   181.4    115.8    94.1    74.4     48.5    34.3    29.3
  Weighted average number
    of shares outstanding
    and common share
    equivalents (millions)    4.2%     37.6    37.4    37.0    36.5    37.6     32.2    32.2    30.4     26.8    25.4    25.0
  Effective tax rate                   29.0%   25.9    28.3    35.8    33.7     31.5    30.8    43.7     43.2    46.0    51.2
  Return on common
    stockholders'
    average equity                      3.0%   12.2    15.8     3.7    17.0     20.6    18.8    19.5     20.8    18.6    22.5
  Return on average
    total assets                        1.3%    5.4     6.5     1.6     7.8      7.7     6.6     7.4      9.4     8.2     7.8
  Pre-tax return on sales               1.2%    5.7     5.2     2.5     7.4      7.7     7.1     8.1      7.5     6.3     7.4

Note (1)--This financial summary is prepared on the basis of continuing operations after the distribution of the common shares of two subsidiaries to shareholders in December 1985, and before the tax benefits of operating loss carryforwards fully utilized in fiscal 1986.

Note (2)--In fiscal 1994, the following calculations were without the impact of the store-closing provision and other:
          --10-year compound annual growth rate:
              Income before income taxes and equity in net income (loss) of subsidiary      11.2%
              Net income for common stockholders                                            16.7%
              Net income for common stockholders per common share                           12.2%
          --Ratios on results from operations:
              Return on common stockholders' average equity                                 10.8%
              Pre-tax return on sales                                                        4.6%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pier 1 Imports, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

        Pier 1 Imports, Inc. is North America's largest specialty retailer of decorative home furnishings, gifts and related items, with stores in 47 states, Puerto Rico and Canada, and additional international operations in England and Mexico. Registrant reported record sales of $685,393,000 for fiscal 1994 and net income of $5,933,000, or $.16 per share, after providing an after-tax special charge of $16,507,000 in the fourth quarter for closing approximately 50 unprofitable stores and adjusting the carrying value of General Host common stock. If the special charge had not been provided, net income for the year would have totalled $22,440,000, or $.60 per share, compared to $23,017,000, or $.62 per share, last year. Stores in operation at fiscal year-end aggregated 586 after removing stores to be closed. In early fiscal 1994, Registrant sold its interest in Sunbelt to General Host.

Fiscal Years Ended February 26, 1994 and February 27, 1993

        Net sales in fiscal 1994 grew $56.2 million or 8.9% over the prior year with same-store sales growth of 4.8%. Last year net total sales grew 7.3% and same-store sales grew 3.7%. Forty-eight (48) new stores opened during the year and 17 stores closed, before giving effect to the provision for the closing of 50 stores.

        Gross profit, after related buying and store occupancy costs, expressed as a percentage of net sales, declined 1.2% from 39.1% in fiscal 1993 to 37.9% in fiscal 1994. Store occupancy costs, expressed as a percentage of net sales, improved slightly due to higher sales volumes. The sales mix of furniture and decorative goods remained unchanged as a percentage of sales; however, promotional markdowns and other discounts caused reduced margins on these goods. Sales from clothing, jewelry and accessories compared to total sales declined, as did the gross profit rate due to additional promotional markdowns taken in fiscal 1994 compared with fiscal 1993.

        Selling, general and administrative expenses, including advertising, improved 0.1% to 28.5% as a percentage of sales in fiscal 1994 compared to 28.6% in fiscal 1993. In total dollars, expenses for fiscal 1994 increased $15.2 million over the prior year primarily due to 31 net new stores opened during the year (before giving effect to the provision for the closing of 50 stores), new point-of-sale register equipment installed in all stores, new selling programs introduced in stores, losses related to the earthquake in California and severe weather during fiscal 1994.

        The store-closing provision of $21.3 million and the $2.0 million adjustment to the carrying value of General Host common stock were special charges in fiscal 1994. The store-closing provision reflected the anticipated costs associated with closing certain underperforming stores. This provision includes estimated costs related to leases, fixed assets, relocation, inventory liquidation and losses from operations during the interim period before closings. The adjustment to the carrying value of General Host common stock is management's estimate of the portion of the decline in the market value that is other than temporary.

        Operating income declined $25.8 million to $25.1 million in fiscal 1994 from $50.9 million in the prior year, due to the special charges in fiscal
1994 and the gross profit rate decline from fiscal 1993.

        During fiscal 1994, cash was utilized to reduce short-term debt, fund inventory and fixtures for new store development, expand the Pier 1 credit card program, and pay dividends to shareholders. Due to lower interest income on declining cash balances, net interest expense increased $1.8 million in fiscal 1994 over the prior year.

        Registrant's effective income tax rate for fiscal 1994 increased to 29% compared to 25.9% in fiscal 1993, primarily due to an increase in the state tax effective rate.

        Registrant's equity in losses from Sunbelt was $3.6 million in fiscal 1993. In April 1993, Registrant completed the sale of its 49.5% interest in Sunbelt. Sunbelt's results were not included in Registrant's earnings during fiscal 1994.

        Net income for fiscal 1994 aggregated $5.9 million, or $.16 per share, compared to income of $23.0 million, or $.62 per share last year.

Fiscal Years Ended February 27, 1993 and February 29, 1992

        During fiscal 1993, net sales grew $42.6 million or 7.3% with same-store sales contributing 3.7% over fiscal 1992. Sales from stores opened in fiscal years 1993 and 1992 increased fiscal 1993 sales levels by 3.6% when compared to fiscal 1992. Twenty-six new stores (net 20) were opened during fiscal
1993.

        Gross profit, after related buying and store occupancy costs, expressed as a percentage of net sales, increased to 39.1% during fiscal 1993 from 38.9% in fiscal 1992. The improvement was the result of store occupancy costs which, as a percentage of sales, improved due to higher sales volumes. Merchandise gross margin in fiscal 1993 remained unchanged as a percentage of sales from fiscal 1992 due to a similar merchandise mix in both years, and, although promotional sales discounts increased in fiscal 1993 from a year ago, there was a reduction in the amount of clearance markdowns and shrinkage in fiscal 1993 versus fiscal 1992.

        Selling, general and administrative expenses, including advertising, improved 0.8% to 28.6% as a percentage of sales in fiscal 1993 compared to 29.4% in fiscal 1992. In total dollars, expenses for fiscal 1993 increased $7.7 million over the prior year, principally due to 20 net new stores in operation by the end of fiscal 1993. This increase resulted in higher payroll and store-related costs as well as increased catalog and other promotional advertising. These increased costs from fiscal 1992 were partially offset by expense control, favorable medical insurance claim experience, lower Pier 1 credit card expenses, the reduction in scope of the mid-year physical inventory counts, and decreased litigation costs.

        Operating income increased $9.9 million to $50.9 million in fiscal 1993 from $41 million a year earlier, mainly due to revenue growth from both new store openings and existing store sales and the reductions in controllable expenses.

        Net interest expense decreased $1.4 million during fiscal 1993 from fiscal 1992 due to a decline in Registrant's debt (net of cash) position and a slight decrease in Registrant's effective interest rate.

        During fiscal 1992, Registrant recorded a one-time gain of $5.9 million related to the sale of 50.5% of Sunbelt's common stock.

        Registrant's effective income tax rate for fiscal 1993 decreased to 25.9% from 28.3% due to the benefit of lower tax rates on income from foreign subsidiaries and tax-favored investment income.

        Registrant recorded equity in losses of Sunbelt during fiscal 1993 of $3.6 million compared to income of $4.5 million in fiscal 1992. During fiscal 1993, Registrant included only 49.5% of Sunbelt's earnings during an unprofitable year, compared to 100% in fiscal 1992 when Sunbelt experienced greater profits.

        Net income for fiscal 1993 of $23.0 million, or $.62 per share, was below last year's $26.3 million, or $.71 per share, as a result of Sunbelt's losses in fiscal 1993 and the gain on sale of Sunbelt stock in fiscal 1992.

Liquidity and Capital Resources

        The sources of liquidity during the past three years have been earnings from operations, working capital changes, long-term borrowings, and the sale of 50.5% of Sunbelt stock in fiscal 1992. Primarily, these funds were utilized to reduce short-term debt, acquire property and equipment, finance the expansion of inventories and the Pier 1 credit card program, and pay dividends.

        During fiscal 1994, increases in inventory and capital expenditures were
required to support the opening 48 new stores.   Financing for new store land
and building costs is provided by operating leases. Registrant's new store development plan for fiscal 1995 is approximately 50 stores. Inventory and fixtures for the development plan are estimated to cost approximately $15 million, which will be funded by operations, working capital and bank lines of credit. Cash requirements to close 50 stores in fiscal 1995 through the store-closing program are estimated to aggregate $16 million and will be funded through working capital and operations.

        New store construction funding is expected to be provided by operating leases. Registrant is expanding existing lease facilities and exploring additional financing opportunities currently available in the capital markets. In connection with leases for 38 stores executed in prior years, Registrant has guaranteed the residual building values at approximately $25 million. Minimum future operating lease commitments expected for fiscal 1995 aggregate to $86 million, and the present value of total existing operating lease commitments is $372 million. These commitments will be funded from operating cash flow.

        Working capital requirements are currently provided by cash, short-term revolving lines of credit, including bankers' acceptances and working capital loans, in an aggregate amount of approximately $165 million. Registrant's current ratio was 3.5 to 1 at the end of fiscal 1994 compared to 3.4 to 1 a year earlier.

        In connection with Registrant's sale of its Sunbelt investment to General Host, Registrant provided Sunbelt a line of credit aggregating $12 million, all of which was outstanding at February 26, 1994. In order for Sunbelt to meet repayment obligations under this line, Sunbelt must obtain replacement financing. To enable Sunbelt to raise these funds, Registrant has granted Sunbelt a temporary extension of the credit facility until June 30, 1994. Also, Registrant is committed to provide Sunbelt $25 million of non-revolving store development financing through April 1996. Registrant has arranged for a bank group to provide financing by which Registrant leases from an unaffiliated third party and subleases store sites to Sunbelt. Under this leasing facility, the leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these store leases as the terms expire, Registrant will be required to obtain other financing. Registrant expects financing of Sunbelt's store sites to remain at same or similar terms and conditions as are currently in place. In addition to the above, Registrant also guarantees approximately $4.5 million of Sunbelt store lease commitments. Registrant's line of credit and leasing commitments are collateralized by 4.2 million shares of Sunbelt's common stock.

        The Board of Directors anticipates a continuation of its current cash dividends to shareholders.

        In fiscal 1993, Registrant invested in preference stock of The Pier Retail Group Limited ("The Pier") located in the United Kingdom. Currently, investment in and loans to The Pier aggregate $3.4 million, with additional debt guarantees of approximately $4 million. The Pier is a ten-store retail operation that offers decorative home furnishings and related items in a store setting similar to that operated by Registrant.

        Registrant's inventory purchases are made almost entirely in U.S. dollars. To the extent purchases are made in foreign currencies, Registrant usually enters into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

        Registrant believes the funds provided from operations, coupled with Registrant's cash position and available lines of credit, are more than sufficient to meet its foreseeable cash requirements.

Impact of Inflation and Changing Prices

        Inflation has not had a significant impact on the operations of Registrant.

Impact of New Accounting Standards

        The adoption of Financial Accounting Standards Board's Statements No. 114 and 115 is expected to have no impact on Registrant's results of operations.

Item 8.          Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements:
- - --------------------
        Report of Independent Accountants
        Consolidated Statement of Operations for the Years ended February 26, 1994, February 27, 1993 and February 29, 1992
        Consolidated Balance Sheet at February 26, 1994 and
                 February 27, 1993
        Consolidated Statement of Cash Flows for the years ended February 26, 1994, February 27, 1993 and
                 February 29, 1992
        Consolidated Statement of Stockholders' Equity for the years ended February 26, 1994, February 27, 1993 and February 29, 1992
        Notes To Consolidated Financial Statements

        Financial Statement Schedules
                 For the years Ended February 26, 1994, February 27, 1993 and February 29, 1992
         II Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other Than Related Parties
          V  Property, Plant and Equipment
         VI  Accumulated Depreciation and Amortization of Property
             Plant and Equipment
       VIII  Valuation and Qualifying Accounts and Reserves
         IX  Short-Term Borrowings
          X  Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Pier 1 Imports, Inc.
REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pier 1 Imports, Inc. and its subsidiaries at February 26, 1994 and February 27, 1993, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Registrant's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse
- - --------------------

Fort Worth, Texas
April 14, 1994

Pier 1 Imports, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

                                                                   Year Ended
                                                     ----------------------------------------
                                                       1994            1993            1992
                                                     --------        --------        --------
Net sales                                            $685,393        $629,235        $586,659

Operating costs and expenses
  Cost of sales (including buying and
     store occupancy)                                 425,801         383,053         358,216
  Selling, general and administrative
     expenses                                         195,444         180,218         172,478
  Depreciation and amortization                        15,771          15,097          15,006
  Store-closing provision and other                    23,250              --              --
                                                     --------        --------        --------
                                                      660,266         578,368         545,700
                                                     --------        --------        --------
        Operating income                               25,127          50,867          40,959

Gain on sale of subsidiary stock                           --              --           5,886
Interest expense, net                                  16,771          14,956          16,312
                                                     --------        --------        --------
Income before income taxes and equity
  in net income (loss) of subsidiary                    8,356          35,911          30,533
Provision for income taxes                              2,423           9,309           8,656
                                                     --------        --------        --------
Income before equity in net income
  (loss) of subsidiary                                  5,933          26,602          21,877
Equity in net income (loss) of
  subsidiary                                               --          (3,585)          4,456
                                                     --------        --------        --------
Net income                                              5,933          23,017          26,333
Cumulative dividends on preferred
  stock    --                                              --              11
                                                     --------        --------        --------
Net income available to common stock-
  holders                                            $  5,933        $ 23,017        $ 26,322
                                                     ========        ========        ========

Net income per common share                              $.16            $.62            $.71
                                                         ====            ====            ====

The accompanying notes are an integral part of these financial statements.
/TABLE

Pier 1 Imports, Inc.
CONSOLIDATED BALANCE SHEET
(in thousands)

                                                                        1994           1993
                                                                      --------       --------
ASSETS
Current assets:
  Cash, including temporary investments of $7,466
     and $66,823, respectively                                        $ 17,123       $ 73,585
  Accounts receivable, net of allowance for doubtful
     accounts of $2,072 and $2,404, respectively                        51,722         34,920
  Inventories                                                          219,646        189,593
  Other current assets                                                  32,901         20,038
                                                                      --------       --------
        Total current assets                                           321,392        318,136

Properties, net                                                        111,510        108,011
Other assets                                                            30,400         34,350
                                                                      --------       --------
                                                                      $463,302       $460,497
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                       $  2,639       $ 33,139
  Accounts payable and accrued liabilities                              89,772         59,791
                                                                      --------       --------
        Total current liabilities                                       92,411         92,930

Long-term debt                                                         145,231        147,246
Deferred income taxes                                                    3,407            514
Other non-current liabilities                                           21,160         19,313

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares autho-
     rized, 37,617,000 and 37,607,000 outstanding,
     respectively                                                       37,617         37,607
  Paid-in capital                                                       92,670         93,184
  Retained earnings                                                     76,597         74,413
  Cumulative translation adjustments                                      (964)          (433)
  Less--98,000 and 263,000 common shares in
     treasury, at cost, respectively                                      (884)        (2,599)
  Less--subscriptions receivable and unearned
     compensation                                                       (1,369)        (1,678)
  Less--unrealized loss on marketable equity securities                 (2,574)            --
                                                                      --------       --------
                                                                       201,093        200,494
Commitments and contingent liabilities
                                                                      --------       --------
                                                                      $463,302       $460,497
                                                                      ========       ========

The accompanying notes are an integral part of these financial statements.
/TABLE

Pier 1 Imports, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                                 Year Ended
                                                       ----------------------------------
                                                        1994         1993         1992
                                                       -------      -------      -------
Cash flow from operating activities:
  Net income                                           $ 5,933      $23,017      $26,333
  Adjustments to reconcile to net cash
     provided by operating activities:
     Depreciation and amortization                      15,771       15,097       15,006
     Deferred taxes and other                           (3,006)        (764)       4,475
     Equity in undistributed losses
     (earnings) of subsidiary                               --        3,585       (4,456)
     Gain on sale of subsidiary stock                       --           --       (5,886)
     Store-closing provision and other                  23,250           --           --
     Change in cash from:
        Inventories                                    (30,053)      (8,201)         761
        Accounts receivable and other
           current assets                              (17,550)      (3,670)       1,054
        Accounts payable and accrued expenses           10,103          446        7,557
        Other assets, liabilities, and
           other, net                                    1,077        1,011          (13)
           Net cash provided by operating              -------      -------      -------
              activities                                 5,525       30,521       44,831
                                                       -------      -------      -------
Cash flow from investing activities:
  Capital expenditures                                 (24,617)     (12,619)      (6,169)
  Proceeds from disposition of properties                  791          159       14,076
  Other investments                                     (2,353)          --           --
           Net cash (used in)/provided by              -------      -------      -------
              investing activities                     (26,179)     (12,460)       7,907
                                                       -------      -------      -------
Cash flow from financing activities:
  Cash dividends                                        (3,560)      (2,409)         (11)
  Net proceeds/(repayments) from issuance
     of long-term debt                                      --       36,991      (35,394)
  Net (payments)/borrowings under line of
     credit agreements                                 (33,000)       9,983      (46,000)
  Proceeds from subsidiary stock sale                       --           --       18,072
  Proceeds from sales of capital stock,
     treasury stock, and other                             752        1,958        3,144
           Net cash (used in)/provided by              -------      -------      -------
              financing activities                     (35,808)      46,523      (60,189)
                                                       -------      -------      -------
Change in cash                                         (56,462)      64,584       (7,451)
Cash at beginning of year                               73,585        9,001       16,452
                                                       -------      -------      -------
Cash at end of year                                    $17,123      $73,585      $ 9,001
                                                       =======      =======      =======

The accompanying notes are an integral part of these financial statements.
/TABLE

Pier 1 Imports, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 26, 1994 (in thousands)

                                                                                Subscriptions
                                                          Cumulative            Receivable    Unrealized Loss    Total
                      Preferred Common Paid-in  Retained  Translation  Treasury and Unearned  on Marketable      Stockholders'
                      Stock     Stock  Capital  Earnings  Adjustments  Stock    Compensation  Equity Securities  Equity
                      --------- ------ -------  --------  -----------  -------- ------------  -----------------  -------------
Balance March 2,
  1991                 $1,500  $36,156 $86,916   $41,133     $1,064    ($6,831)    ($3,688)        $   --          $156,250
Purchase of treasury
  stock                    --       --      --        --         --     (2,187)        893             --            (1,294)
Restricted stock
  grant and
  amortization             --       --     (37)       --         --       (255)        535             --               243
Adjust to Sunbelt
  fiscal year-end
  date                     --       --      --    (1,177)        --         --          --             --            (1,177)
Exercise of stock
  options and
  other                    --       (2) (1,363)     (160)        --      4,722          --             --             3,197
Currency translation
  adjustments              --       --      --        --       (494)        --          --             --              (494)
Cash dividends             --       --      --       (11)        --         --          --             --               (11)
Three percent stock
  dividend                 --    1,071   9,098   (10,169)        --         --          --             --                --
Retirement of
  preferred stock      (1,500)      --  (2,311)   (2,105)        --         --          --             --            (5,916)
Net income                 --       --      --    26,333         --         --          --             --            26,333
                       ------  ------- -------   -------     ------    -------      ------        -------          --------
Balance February 29,
  1992                     --   37,225  92,303    53,844        570     (4,551)     (2,260)            --           177,131
Purchase of treasury
  stock                    --       --      --        --         --     (1,226)         --             --            (1,226)
Restricted stock
  grant and
  amortization             --       --     (18)       --         --       (511)        582             --                53
Exercise of stock
  options and
  other                    --      382     899       (39)        --      3,689          --             --             4,931
Currency translation
  adjustments              --       --      --        --     (1,003)        --          --             --            (1,003)
Cash dividends             --       --      --    (2,409)        --         --          --             --            (2,409)
Net income                 --       --      --    23,017         --         --          --             --            23,017
                       ------  ------- -------   -------      -----    -------      ------        -------          --------
Balance February 27,
  1993                     --   37,607  93,184    74,413       (433)    (2,599)     (1,678)            --           200,494
Purchase of treasury
  stock                    --       --      --        --         --     (1,545)         --             --            (1,545)
Restricted stock
  grant and
  amortization             --       --     (62)       --         --          9         309             --               256
Exercise of stock
  options and
  other                    --       10    (452)     (189)        --      3,251          --             --             2,620
Currency translation
  adjustments              --       --      --        --       (531)        --          --             --              (531)
Unrealized loss on
  marketable equity
  securities               --       --      --        --         --         --          --         (2,574)           (2,574)
Cash dividends             --       --      --    (3,560)        --         --          --             --            (3,560)
Net income                 --       --      --     5,933         --         --          --             --             5,933
                       ------  ------- -------   -------    -------    -------     -------        -------          --------
Balance February 26,
  1994                 $   --  $37,617 $92,670   $76,597    ($  964)   ($  884)    ($1,369)       ($2,574)         $201,093
                       ======  ======= =======   =======    =======    =======     =======        =======          ========

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Statement of significant accounting policies

        Basis of consolidation - The consolidated financial statements of Pier 1 Imports, Inc. and its consolidated subsidiaries include the accounts of all subsidiary companies. Material intercompany transactions and balances have been eliminated.

        Fiscal periods - Registrant utilizes 5-4-4 quarterly accounting periods with the fiscal year of 52 weeks ending on the Saturday nearest the last day of February. Fiscal 1994 ended February 26, 1994, fiscal 1993 ended February 27, 1993, and fiscal 1992 ended February 29, 1992.

        Cash and cash equivalents - Registrant considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The effect of foreign currency exchange rate changes on cash is not material.

        Marketable equity securities - Registrant records marketable equity securities at the lower of cost or market. Unrealized gains and losses on non-current marketable equity securities and related income tax effects are accumulated and included as a separate component of stockholders' equity. Adjustments for any impairments in the value (based on market conditions) that are deemed to be other than temporary are included as a loss in the current year's operations. In fiscal 1994, General Host Corporation ("General Host") common stock was Registrant's only non-current marketable equity security.

        Translation of foreign currencies - Assets and liabilities are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

        Inventories - Inventories are comprised primarily of finished merchandise and are stated at the lower of average cost or market; cost is determined principally on the first-in, first-out method.

        Properties, maintenance and repairs - Buildings, equipment, furniture and fixtures, and leasehold interests and improvements are carried at cost less accumulated depreciation. Depreciation is based on the straight-line method over estimated useful lives or lease terms, if shorter.

        Expenditures for maintenance, repairs and renewals which do not materially prolong the useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

        Deferred costs - Certain costs associated with the acquisition of new proprietary credit card accounts are capitalized and amortized over the average life of an account. Preopening costs associated with new stores are capitalized and expensed over one year.

        Advertising costs - All advertising costs are expensed the first time the advertising takes place.

        Income taxes - Income tax expense for fiscal 1994 and 1993 is based on the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). See Note 9 for further description. SFAS 109 was issued in February 1992 and was adopted by Registrant in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on Registrant's financial position or results of operations. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent Registrant intends to permanently reinvest such earnings abroad. At February 26, 1994, such undistributed earnings aggregated $9.9 million.

        Earnings per share - Earnings per share during a period are computed on the weighted average number of common shares plus common stock equivalents outstanding and were 37,648,000, 37,359,000 and 37,023,000 for fiscal 1994,
1993 and 1992, respectively. Computation of weighted average shares outstanding for fiscal 1994, 1993 and 1992 includes common stock equivalents of 443,000, 595,000 and 590,000, respectively. The computation of weighted average number of shares for each year gives retroactive effect to the 2% stock dividend distributed May 15, 1991 and the 3% stock dividend distributed November 19, 1991. Fully diluted earnings per share is based on the assumed conversion of all of the 6-7/8% Convertible Subordinated Notes into common stock, whereby interest expense and debt issue costs, net of tax, on the 6-7/8% Convertible Subordinated Notes is added back to net earnings. Fully diluted earnings per share resulted in less than 3% dilution of primary earnings per share for each of the three fiscal years ended February 26, 1994 and all periods presented with the exception of the first and second quarters of fiscal years 1994 and 1993.

Note 2 - Proprietary credit card information

        Registrant's Preferred Customer Card is managed and administered by an unrelated third party. Credit card account origination costs of $976,000, $480,000 and $528,000 were deferred during fiscal years 1994, 1993 and 1992, respectively. Registrant is amortizing these costs over 36 months, which Registrant believes is the approximate average active life of an account.
The credit cards have no expiration date and no annual fee for the use of the card. At February 26, 1994 and February 27, 1993, deferred costs, net of amortization, totalled $1,135,000 and $759,000, respectively.

        Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising Registrant's base and their dispersion across may different geographic areas of the country.

        Net credit card charges on Registrant's proprietary credit card accounts are netted against selling, general and administrative expenses. A summary of Registrant's credit card results for each of the three fiscal years ended February 26, 1994 follows (in thousands):

                                            1994         1993         1992
                                          -------      -------      -------
     [S]                                  [C]          [C]          [C]
     Costs:
        Processing fees                   $ 6,114      $ 5,049      $ 4,875
        Bad debt expense                    2,195        1,855        2,702
                                          -------      -------      -------
                                            8,309        6,904        7,577
                                          -------      -------      -------
     Income:
        Finance charges                     6,087        4,998        4,751
        Insurance and other income            238          165          185
                                          -------      -------      -------
                                            6,325        5,163        4,936
                                          -------      -------      -------
           Net credit card costs          $ 1,984      $ 1,741      $ 2,641
                                          =======      =======      =======
     Pier 1 Preferred Card sales          $98,625      $60,661      $48,998
                                          =======      =======      =======
     Net cost as a percent of
        credit sales                         2.0%         2.9%         5.4%
                                             ====         ====         ====


Note 3 - Properties

     Properties are summarized as follows at February 26, 1994 and February 27, 1993 (in thousands):

                                                        1994           1993
                                                      ------         ------
     Land                                           $  7,205       $  7,204
     Buildings                                        33,063         32,688
     Equipment, furniture and fixtures                90,505         85,413
     Leasehold interests and improvements             79,022         71,545
     Construction in progress                            190            214
                                                    --------       --------
                                                     209,985        197,064
     Less accumulated depreciation and
        amortization                                  98,475         89,053
                                                    --------       --------
           Properties, net                          $111,510       $108,011
                                                    ========       ========



Note 4 - Accounts payable and accrued liabilities/Other non-current liabilities

     The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at February 26, 1994 and February 27, 1993 (in thousands):
                                                           1994         1993
                                                         ------       ------
     Trade accounts payable                             $27,937      $23,603
     Accrued payroll and fringes                         16,933       17,637
     Accrued taxes, other than income                     2,913        2,412
     Accrued interest                                     3,397        3,560
     Accrued real property tax                            4,697        3,830
     Store-closing provision                             21,250           --
     Other accrued liabilities and expenses              12,645        8,749
                                                        -------      -------
        Accounts payable & accrued liabilities          $89,772      $59,791
                                                        =======      =======
     Accrued average rent                               $15,034      $13,531
     Other non-current liabilities                        6,126        5,782
                                                        -------      -------
        Other non-current liabilities                   $21,160      $19,313
                                                        =======      =======


Note 5 - Store-closing provision and other

     The store-closing provision of $21.3 million and the $2.0 million adjustment to the carrying value of General Host common stock were special charges in fiscal 1994. The store-closing provision reflects the anticipated costs associated with closing certain underperforming stores. This provision includes estimated costs related to leases, fixed assets, relocation, inventory liquidation and losses from operations during the interim period before closings. The adjustment to the carrying value of General Host common stock is management's estimate of the portion of the decline in the market value that is other than temporary.

Note 6 - Current and long-term debt

     Registrant has various lines of credit available which aggregate approximately $165 million. At year-end, approximately $41 million had been committed under various outstanding letters of credit issued primarily in conjunction with overseas merchandise procurements, leaving $124 million of available lines of credit. The lines may be used for borrowings through working capital loans, bankers' acceptances or letters of credit. The weighted average interest rate on short-term borrowings outstanding during the year was 4.0%.

     Long-term debt is summarized as follows (in thousands):

                                                         1994         1993
                                                       --------     --------
        11-1/2% subordinated debentures, net
           of original issue discount of
           $2,812 and $3,179, respectively             $ 22,188     $ 21,821
        Industrial revenue bonds                         25,000       25,000
        11% senior notes                                 25,000       25,000
        6-7/8% convertible subordinated notes            75,000       75,000
        Capital lease obligations                           475          564
        Other                                               207           --
                                                       --------     --------
                                                        147,870      147,385
        Less - portion due within one year                2,639          139
                                                       --------     --------
                                                       $145,231     $147,246
                                                       ========     ========

     In July 1983, Registrant issued $25 million of 11-1/2% subordinated debentures. Interest is payable on January 15 and July 15. Mandatory annual $2.5 million sinking fund payments will commence in July 1994 and will continue until they mature in July 2003. The debentures are callable at any time at par plus accrued interest.

     In fiscal 1987, Registrant entered into industrial revenue development bond loan agreements aggregating $25 million which mature in the year 2026. Proceeds were used to construct three warehouse distribution facilities. These bonds are 7-day lower floater put bonds and interest rates float with the market rate for tax-exempt paper. Interest is payable monthly.

     In May 1991, Registrant issued $25 million of 11% senior notes due June 1, 2001. Annual principal reductions in the amount of $5 million are due beginning June 1, 1997. Interest is payable each June 1 and December 1.

     In April 1992, Registrant issued $75 million of 6-7/8% Convertible Subordinated Notes. These notes are convertible into shares of common stock of Registrant at $12.00 per share at any time at or prior to maturity which is April 1, 2002. The notes may be redeemed by Registrant at any time on or after April 1, 1995 in whole or in part, but redemption prior to the year 2000 would be at a premium. Interest on the notes is payable each April 1 and October 1.

     As of February 26, 1994, the fair value of long-term debt was $155.0 million compared to its recorded value of $147.9 million. The fair value of long-term debt was estimated based on the quoted market values for the same or similar debt issues, or rates currently available for debt with similar terms. There are no other significant assets or liabilities with a fair value different from the recorded value.

     Registrant has an interest rate hedging agreement on $100 million of notional principal with a commercial bank intended to limit Registrant's exposure to interest rate fluctuations on floating rate obligations. This agreement was designated as a hedge contract; therefore, the differential to be paid or received is recognized over the life of the agreement. The fair value of this hedging agreement was $2.2 million at year end and represented the estimated amount, which was obtained from counterparties, that Registrant would pay to terminate the agreement at February 26, 1994.

     Long-term debt matures as follows (in thousands):

              1995                 $ 2,639
              1996                   2,940
              1997                   2,566
              1998                   7,537
              1999                   7,500
              Thereafter           124,688
                                  --------
                                  $147,870
                                  ========

     Registrant's loan agreements require that Registrant maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to shareholders and purchases of treasury stock. At year-end, the most restrictive of the agreements limits the aggregate of such payments to $10 million.

Note 7 - Employee benefit plans

     In 1986, Registrant adopted a qualified, defined contribution employee retirement plan. Except for the initial enrollment period, all full- and part-time personnel who are at least 21 years old and who have been employed for six months are eligible to participate in the plan. Employees contributing from 1% to 5% of their compensation receive Registrant contributions of up to 3%. Registrant contributions to the plan were $1,114,000, $915,000 and $714,000 in fiscal 1994, 1993 and 1992, respectively.

     In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code.

     Registrant maintains a Supplemental Executive Retirement Plan for certain of its executive officers. The plan provides that upon retirement, disability, death or other termination of employment a participant will receive annual benefits. Retirement benefits under the plan vest for each participant at the rate of 10% per year over 10 years of service.
Registrant's accrued contributions to the plan were $765,000, $554,000 and $443,000 in fiscal 1994, 1993 and 1992, respectively.

Note 8 - Matters concerning stockholders' equity

     Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which Registrant's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute a maximum equal to their monthly directors' fees. Registrant contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the plan. Approximately 268,000 shares were allocated to Stock Purchase Plan participants during fiscal 1994, all of which were purchased on the open market. Registrant's contributions to the Plan were $867,000, $841,000 and $830,000 in fiscal years 1994, 1993 and 1992, respectively.

     Restricted stock grant plans - In 1993 and 1992, Registrant issued 17,414 shares and 19,157 shares, respectively, of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for the issuance of up to 250,000 shares. The shares of restricted stock were awarded in conjunction with granting of stock options to those officers, with the number of shares awarded representing 25% of the number of stock options granted. The restricted stock will vest at the times and to the extent that 25% of such stock options have been exercised and the option shares have been held for two years.

     In 1991 Registrant issued 292,825 shares of its common stock to key officers pursuant to a Restricted Stock Grant Plan which provides for issuance of up to 500,000 shares. These shares vest and the cost of these shares will be expensed over a ten-year period of continued employment. Unvested shares are returned to the plan if employment is terminated for any reason.

     Stock option plans - In June 1989, Registrant adopted two stock option plans, the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan. Options have been granted at the fair market value of shares on date of grant and may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as non-qualified options. Registrant may grant options covering up to 1,500,000 and 150,000 shares of Registrant's common stock under the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan, respectively.

     In 1990, the 1980 Stock Option Plan expired subject to outstanding granted options covering 589,871 shares at fiscal year-end 1994.

     A summary of stock option transactions related to the plans, adjusted for stock dividends, during the years ended February 26, 1994 and February 27, 1993, is as follows:
                                                  Shares        Option Prices
                                                ---------       -------------
     Outstanding at February 29, 1992           1,405,980       $3.16 - 12.30
       Options granted                             96,649        6.75 - 11.13
       Options exercised                         (428,755)       3.20 - 12.30
       Options cancelled or expired              (157,376)       4.28 - 10.59
                                                ---------       -------------
     Outstanding at February 27, 1993             916,498        3.16 - 12.30
        Options granted                           220,277        8.75 -  9.00
        Options exercised                         (72,864)       3.16 -  8.00
        Options cancelled or expired              (12,189)       4.28 - 10.59
                                                ---------       -------------
     Outstanding at February 26, 1994           1,051,722       $3.20 - 12.30
                                                =========       =============

     At February 26, 1994 and February 27, 1993 outstanding options covering 634,111 and 518,530 shares were exercisable and 832,385 and 1,040,473 shares were available for grant, respectively.

     Transactions with Intermark - Prior to June 1991, Intermark, Inc. ("Intermark") was the largest shareholder and exercised voting control of Registrant. On June 6, 1991, Intermark sold its shares of Registrant's common stock through a secondary public offering. On June 17, 1991, Registrant repurchased all shares of Registrant's preferred stock held by Intermark. In consideration of such repurchase, Registrant delivered to Intermark all shares of the preferred stock of a wholly owned subsidiary of Intermark that were owned by Registrant which had a stated value of $5.8 million on Registrant's balance sheet. The difference in the cost of the shares held by Registrant and the preferred shares held by Intermark reduced Registrant's capital by $4.4 million.

     Common stock dividend - On March 15, 1991 and November 19, 1991, Registrant announced stock dividends of 2% and 3%. Based on the closing price of Registrant's common stock at the date of each dividend, the market values of the shares distributed were approximately $4,005,000 and $10,169,000, respectively.

     Loans to officers - 1991 - In fiscal 1991, the Board of Directors approved the sale of 210,000 treasury shares of common stock to certain corporate officers in exchange for promissory notes of $892,500 which approximated fair market value. These notes were reflected as a reduction to stockholders' equity in 1991. In fiscal 1992, the Board of Directors authorized Registrant to accept approximately 77,600 common shares from these officers, at the current fair market value, in payment for the outstanding loan balances.

     Loans to officers - 1988 - The Board of Directors approved loans to certain corporate officers in 1988 to enable those officers to acquire Pier 1 common stock through open market purchases. These demand notes were unsecured, accrued interest at floating rates, and, if not demanded, would mature in 1997. In fiscal 1992, the Board of Directors authorized Registrant to accept approximately 112,600 common shares from certain of these officers at current market value, which together with cash payments, reduced the principal amount outstanding at February 26, 1994 to $776,000.

Note 9 - Income taxes

     In fiscal 1993, Registrant adopted SFAS 109. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Adoption of the statement had no effect on results of operations.

     The provision for income taxes consists of (in thousands):

                                  1994         1993         1992
                                ------       ------       ------
        Federal:
           Current              $5,356       $8,875       $7,232
           Deferred             (4,966)      (1,431)        (153)
        State:
           Current               2,598        1,765        1,237
           Deferred             (1,127)        (302)          --
        Foreign:
           Current                 562          402          340
                                ------       ------       ------
                                $2,423       $9,309       $8,656
                                ======       ======       ======

     Deferred tax liabilities (assets) at February 26, 1994 and February 27, 1993 are comprised of the following (in thousands):

                                                            1994        1993
                                                          --------     -------
        Deferred tax liabilities:
           Depreciation                                   $  8,117     $ 5,938
           Deferred store costs                              4,697       3,947
           Other                                               856         495
                                                          --------     -------
                                                            13,670      10,380
                                                          --------     -------
        Deferred tax assets:
           Inventory                                      $    (24)    $(1,087)
           Accrued average rent                             (6,126)     (5,118)
           Accrued vacation/deferred compensation           (2,494)     (2,319)
           Deferred gain on sale/leaseback                  (1,493)     (1,672)
           Bad debts                                          (708)       (850)
           Store-closing provision                          (8,454)         --
           Other                                            (2,998)       (817)
                                                          --------     -------
                                                           (22,297)    (11,863)
                                                          --------     -------
                                                          $( 8,627)    $(1,483)
                                                          ========     =======

     The difference between income taxes at the statutory federal income tax rate of 35 percent in fiscal 1994, 34 percent in fiscal 1993 and fiscal 1992, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                      1994      1993     1992
                                                     ------   -------  -------
        Tax at statutory federal tax rate            $2,925   $12,208  $10,381
        Tax treatment on sale of subsidiary
           stock                                       (282)       --   (2,312)
        State income taxes, net of federal
           benefit                                      856       966      816
        Tax-favored investment income                  (284)     (574)      --
        Targeted jobs tax credit                       (395)     (332)    (229)
        Foreign income taxed at lower rates            (528)   (2,959)      --
        Other, net                                      131        --       --
                                                     ------  --------  -------
                                                     $2,423   $ 9,309  $ 8,656
                                                     ======  ========  =======


Note 10 - Commitments and lease obligations

     Registrant leases certain property consisting principally of retail stores, warehouses and transportation equipment under leases expiring through the year 2012. Substantially all retail store locations are leased, for terms varying from 10 to 15 years with varying renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base.

     Capital leases are recorded in Registrant's balance sheet as assets along with the related debt obligation. All other lease obligations are operating leases, and payments are reflected in Registrant's consolidated statement of operations as rental expense. The composition of capital leases reflected as assets in the accompanying consolidated balance sheet is as follows (in thousands):

                                                     1994        1993
                                                    ------      ------
        Buildings                                   $  477      $  477
        Equipment, furniture and fixtures              538         538
                                                    ------      ------
                                                     1,015       1,015
        Less accumulated depreciation                  827         738
                                                    ------      ------
                                                    $  188      $  277
                                                    ======      ======

     At February 26, 1994, Registrant has the following minimum lease commitments in the years indicated (in thousands):

                                               Capital     Operating
     Fiscal Year                                Leases       Leases
     -----------                               -------     ---------
     1995                                         $285      $ 86,025
     1996                                          205        83,125
     1997                                          119        75,968
     1998                                           87        69,372
     1999                                           --        57,618
     Thereafter                                     --       201,629
                                                  ----      --------
     Total lease commitments                       696      $573,737
                                                            ========
     Less imputed interest                         221
                                                  ----
     Present value of total capital lease
        obligations including current
        portion of $234                           $475
                                                  ====
     Present value of total operating lease
        commitments                                         $372,000
                                                            ========

     Rental expense incurred was $89,518,000, $85,511,000 and $81,042,000 including contingent rentals of $788,000, $821,000 and $559,000 based upon a percentage of sales and net of sublease incomes totalling $1,252,000, $870,000 and $836,000 in fiscal 1994, 1993 and 1992, respectively.

     Registrant has agreements with unaffiliated groups to lease certain stores and distribution center space. These unaffiliated groups are presently committed to make available up to $101.8 million for development or acquisition of stores leased by Registrant. Presently, Registrant has used $99.5 million of that availability. Agreements with these groups mature over the next five years, and Registrant's management is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 38 stores by these unaffiliated groups, Registrant has guaranteed the residual value of these buildings at approximately $25 million at the end of the lease terms.

     In fiscal 1993, Registrant invested in preference stock of The Pier Retail Group Limited ("The Pier"), located in the United Kingdom. Registrant guarantees approximately $4 million of debt for The Pier.

Note 11 - Litigation

     There are various claims, lawsuits, investigations and pending actions against Registrant and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at February 26, 1994; however, Registrant considers them to be ordinary and routine in nature. While certain of the lawsuits involve substantial amounts, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on Registrant's financial position.

Note 12 - Cash flow information

     The following is supplemental cash flow information (in thousands):

                                                1994       1993       1992
                                              -------    -------    -------
        Cash paid during the year for:
          Interest                            $20,445    $16,835    $14,033
          Income taxes                        $17,732    $17,126    $ 4,439


Note 13 - Investment in Sunbelt Nursery Group, Inc. and subsequent event

     At fiscal year-end 1993, Registrant had a 49.5% ownership interest in Sunbelt. Registrant reported the results of Sunbelt using the equity method of accounting. Under such method, Registrant's share of net earnings (or losses) of Sunbelt was included as a separate item in the consolidated statement of operations.

     In April 1993, Registrant completed the sale of its 49.5% ownership interest in Sunbelt to General Host. Registrant received as compensation for the Sunbelt shares 1.9 million shares of General Host common stock, which represented approximately 9.7% of that company's outstanding common stock.

     In connection with Registrant's sale of its Sunbelt investment to General Host, Registrant provided Sunbelt a line of credit aggregating $12 million, all of which was outstanding at February 26, 1994. In order for Sunbelt to meet repayment obligations under this line, Sunbelt must obtain replacement financing. To enable Sunbelt to raise these funds, Registrant has granted Sunbelt a temporary extension of the credit facility until June 30, 1994. Also, Registrant is committed to provide Sunbelt $25 million of non-revolving store development financing through April 1996. Registrant has arranged for a bank group to provide the current financing by which Registrant leases from an unaffiliated third party and subleases store sites to Sunbelt. Under this leasing facility, the leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these store leases as the terms expire, Registrant will be required to obtain other financing. Registrant expects financing of Sunbelt's store sites to remain at same or similar terms and conditions as are currently in place. In addition to the above, Registrant also guarantees approximately $4.5 million of Sunbelt store lease commitments. Registrant's line of credit and leasing commitments are collateralized by 4.2 million shares of Sunbelt's common stock.

Note 14 - Selected quarterly financial data (unaudited)

     Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended February 26, 1994 and February 27, 1993 are set forth below:

                                             Three Months Ended
                             -----------------------------------------------
      Fiscal 1994             5/29/93      8/28/93     11/27/93      2/26/94
      -----------            --------     --------     --------     --------

Net sales                    $158,593     $181,441     $163,457     $181,902
                              =======      =======      =======      =======
Gross profit                  $61,690      $65,834      $63,022      $69,046
                              =======      =======      =======      =======
Net income (loss)              $4,702       $7,343       $4,042     ($10,154)
                               ======       ======       ======     ========
Primary net income (loss)
   per common share(2)           $.12         $.20         $.11        ($.27)
                                 ====         ====         ====        =====

                                             Three Months Ended
                             -----------------------------------------------
      Fiscal 1993             5/30/92      8/29/92     11/28/92      2/27/93
      -----------            --------     --------     --------     --------

Net sales                    $152,083     $166,416     $144,923     $165,813
                             ========     ========     ========     ========
Gross profit                  $59,732      $61,548      $56,655      $68,247
                              =======      =======      =======      =======
Net income(1)                  $8,055       $7,453       $2,247       $5,262
                               ======       ======       ======       ======
Primary net income per
   common share(2)               $.22         $.20         $.06         $.14
                                 ====         ====         ====         ====

(1) SFAS 109 was issued in February 1992 and was adopted by Registrant in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on Registrant's financial position or results of operations.

(2) Fully diluted earnings per share resulted in less than 3% dilution of primary earnings per share for both years and for all periods presented with the exception of a $.01 dilution in the first and second quarters of fiscal years 1994 and 1993.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                  PART III

Item 10.         Directors and Executive Officers of Registrant.

        Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" set forth in Registrant's Proxy Statement for its 1994 Annual Meeting of Shareholders.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in Registrant's Proxy Statement for its 1994 Annual Meeting of Shareholders.


Item 11.         Executive Compensation.

        The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation" set forth in Registrant's Proxy Statement for its 1994 Annual Meeting of Shareholders.


Item 12.     Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference to the Sections entitled "Security Ownership of Management" set forth in Registrant's Proxy Statement for its 1994 Annual Meeting of Shareholders.


Item 13.         Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in Registrant's Proxy Statement for its 1994 Annual Meeting of Shareholders.


                                    PART IV



Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report.

        1.  Financial Statements

            *    Report of Independent Accountants
            * Consolidated Statement of Operations for the years ended February 26, 1994, February 27, 1993 and February 29, 1992
            * Consolidated Balance Sheet at February 26, 1994 and February 27, 1993
            * Consolidated Statement of Cash Flows for the years ended February 26, 1994, February 27, 1993 and February 29, 1992
            * Consolidated Statement of Stockholders' Equity for the years ended February 26, 1994, February 27, 1993 and February 29, 1992

        2.  Financial Statement Schedules

            Report of Independent Accountants
            II       -   Amounts Receivable From Related Parties and
                         Underwriters, Promoters and Employees Other Than
                         Related Parties
            V        -   Property, Plant and Equipment
            VI       -   Accumulated Depreciation and Amortization of Property,
                         Plant and Equipment
            VIII     -   Valuation and Qualifying Accounts and Reserves
            IX       -   Short-Term Borrowings
            X        -   Supplementary Income Statement Information

        Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.


        (b)      Reports on Form 8-K

                 Not applicable


        (c)      Exhibits

                 See Exhibit Index.


        (d)      Not applicable.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                                     PIER 1 IMPORTS, INC.


May 23, 1994                              By:     /s/ Clark A. Johnson
                                                  Clark A. Johnson, Chairman
                                                  and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities on May 23, 1994.

Signature                                   Title

/s/ Robert G. Herndon                       Chief Financial Officer
Robert G. Herndon

/s/ Charles H. Turner                       Controller and
Charles H. Turner                           Principal Accounting Officer

/s/ Clark A. Johnson                        Chairman of the Board
Clark A. Johnson                            of Directors

/s/ Marvin J. Girouard                      Director
Marvin J. Girouard

/s/ Charles R. Scott                        Director
Charles R. Scott

/s/ Sally F. McKenzie                       Director
Sally F. McKenzie

/s/ James M. Hoak, Jr.                      Director
James M. Hoak, Jr.

/s/ Kenneth N. Pontikes                     Director
Kenneth N. Pontikes

                                          SCHEDULE II

                       PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                       PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                         (in thousands)

                                                                            Deductions
                                      Balance at                      -----------------------      Balance at End of Period
                                     Beginning of                     Amounts       Amounts        ------------------------
     Name of Debtor                     Period         Additions     Collected    Written Off     Current        Noncurrent
     --------------                  ------------      ---------     ---------    -----------     -------        ----------
Year ended February 26, 1994:
- - ----------------------------
  Clark A. Johnson                        $  758        $    18       $    --        $ --          $   --          $776(1)
  Triton Group, Ltd.                         161              9            --         (170)            --            --(2)
  Mellon/Pier 1 Properties, LP                 6             38           (37)          --              7            --(5)
  Sunbelt Nursery Group, Inc.              3,105          1,576        (2,681)          --          2,000            --(7)

Year ended February 27, 1993:
- - ----------------------------
  Clark A. Johnson                        $  758         $   --       $    --         $ --         $  758          $ --(1)
  Triton Group, Ltd.                         128            108           (75)          --            161            --(3)
  Mellon/Pier 1 Properties, LP               156             84          (234)          --              6            --(5)
  Sunbelt Nursery Group, Inc.              1,039          3,884        (1,818)          --          3,105            --(6)

Year ended February 29, 1992:
- - ----------------------------
  Clark A. Johnson                        $1,714         $   --       ($  956)        $ --         $   --          $758(1)(4)
  Marvin J. Girouard                       1,110             --        (1,110)          --             --            --(1)(4)
  J. Rodney Lawrence                         103             --          (103)          --             --            --(1)
  Robert G. Herndon                          684             --          (684)          --             --            --(1)
  E. Mitchell Weatherly                      119             --          (119)          --             --            --(1)
  Triton Group, Ltd.                         155             --           (27)          --             27           101(3)
  Mellon/Pier 1 Properties, LP               311            478          (633)          --            156            --(5)
  Sunbelt Nursery Group, Inc.                 --          1,039            --           --          1,039            --(5)

(1)  Note is payable on demand, matures 12/31/97, and the interest is variable and calculated at 1/2% plus a variable short-term debt rate.  Maturity date for fiscal 1993 and 1992 was January 8, 1994.

(2)  Due to bankruptcy filing, Triton receivables were written off in May 1993.

(3)  Principal and interest were payable in quarterly installments and interest accruals were based on the lesser of (a) 10% per annum or (b) the maximum lawful rate which may be contracted for, charged, taken, received by Payee in accordance with applicable law.

(4)  Unsecured promissory notes with a maturity date of 11/5/96 and interest rate of 9% were paid off early during fiscal 1992.

(5)  Non-interest bearing short-term receivable.

(6)  $3,000,000 of 1993 addition is portion of an unsecured promissory note due March 31, 1993.  Interest is payable monthly and accrues at the lesser of (a) 8.5% per annum or (b) the maximum lawful rate which may be contracted for, charged, taken, received or reserved by Payee in accordance with applicable law.

(7)  Maturity date of the $2,000,000 was April 28, 1994; however, Registrant granted Sunbelt a temporary extension until June
30, 1994 in order for Sunbelt to obtain financing.  Subsequent to February 26, 1994, Registrant purchased $10 million of
Sunbelt's bank debt that was previously guaranteed by Registrant.  These amounts are due and payable to Registrant on June 30,
1994.

                                                 SCHEDULE V

                           PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
                                       PROPERTY, PLANT AND EQUIPMENT
                                               (in thousands)

                                                Balance at                                 Retirements,           Balance at
                                               Beginning of                                 Sales and               End of
                                                  Period         Additions, at Cost            Other                Period
                                               ------------      ------------------        ------------           ----------
Year ended February 26, 1994:
- - ----------------------------
   Land                                          $  7,204              $     1                $    --              $  7,205
   Buildings                                       32,688                  477                   (102)               33,063
   Equipment, furniture and fixtures               85,413               12,958                 (7,866)               90,505
   Leasehold interest and
       improvements                                71,545                8,277                   (800)               79,022
   Construction in progress                           214                   --                    (24)                  190
                                                 --------              -------               --------              --------
                                                 $197,064              $21,713               ($ 8,792)             $209,985
                                                 ========              =======               ========              ========

Year ended February 27, 1993:
- - ----------------------------
   Land                                          $  7,841              $    --               ($   637)             $  7,204
   Buildings                                       33,027                   94                   (433)               32,688
   Equipment, furniture and fixtures               79,965                8,045                 (2,597)               85,413
   Leasehold interest and
       improvements                                67,462                4,572                   (489)               71,545
   Construction in progress                           259                   --                    (45)                  214
                                                 --------              -------                -------              --------
                                                 $188,554              $12,711                ($4,201)             $197,064
                                                 ========              =======                =======              ========

Year ended February 29, 1992:
- - ----------------------------
   Land                                          $  9,829              $     1               ($ 1,989)             $  7,841
   Buildings                                       39,909                  384                 (7,266)               33,027
   Equipment, furniture and fixtures               79,397                4,948                 (4,380)               79,965
   Leasehold interest and
       improvements                                65,548                2,684                   (770)               67,462
   Construction in progress                         2,107                   --                 (1,848)                  259
                                                 --------              -------               --------              --------
                                                 $196,790              $ 8,017               ($16,253)(1)          $188,554
                                                 ========              =======               ========              ========

(1)    Includes sale/leaseback of a distribution center which had a cost of $9,225.
/TABLE

                                               SCHEDULE VI

                         PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
                            ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                    PROPERTY, PLANT AND EQUIPMENT
                                            (in thousands)

                                                Balance at                                 Retirements,           Balance at
                                               Beginning of       Additions Charged         Sales and               End of
                                                  Period          to Profit and Loss          Other                 Period
                                               ------------       ------------------       ------------           ----------
Year ended February 26, 1994:
- - ----------------------------
   Buildings                                      $ 5,565               $ 1,112                $   --               $ 6,677
   Equipment, furniture and fixtures               54,021                10,792                (7,460)               57,353
   Leasehold interest and
       improvements                                29,467                 5,655                  (677)               34,445
                                                  -------               -------                ------               -------
                                                  $89,053               $17,559               ($8,137)              $98,475
                                                  =======               =======                ======               =======

Year ended February 27, 1993:
- - ----------------------------
   Buildings                                      $ 4,546               $ 1,109               ($   90)              $ 5,565
   Equipment, furniture and fixtures               44,544                11,174                (1,697)               54,021
   Leasehold interest and
       improvements                                24,952                 4,911                  (396)               29,467
                                                  -------               -------               -------               -------
                                                  $74,042               $17,194               ($2,183)              $89,053
                                                  =======               =======               =======               =======

Year ended February 29, 1992:
- - ----------------------------
   Buildings                                      $ 4,080               $ 1,216               ($  750)              $ 4,546
   Equipment, furniture and fixtures               35,030                10,857                (1,343)               44,544
   Leasehold interest and
       improvements                                20,287                 5,320                  (655)               24,952
                                                  -------               -------                ------               -------
                                                  $59,397               $17,393               ($2,748)(1)           $74,042
                                                  =======               =======                ======               =======

(1)    Includes sale/leaseback of a distribution center which has accumulated depreciation of $750 thousand at the date of sale.

Note:  Refer to Note 1 of the Notes to Consolidated Financial Statements for a description of Registrant's depreciation methods.
/TABLE

                                             SCHEDULE VIII

                          PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             (in thousands)


                                      RESERVE FOR DOUBTFUL ACCOUNTS
                                      -----------------------------

                                                                          Year Ended
                                                     -----------------------------------------------------
                                                     February 26,        February 27,         February 29,
                                                         1994                1993                 1992
                                                     ------------        ------------         ------------
Balance at beginning of year                           $ 2,404             $ 3,185              $ 3,090

  Additions charged to income                            2,097               2,327                2,785

  Balances written off, net of recoveries               (2,429)             (3,108)              (2,690)
                                                       -------             -------              -------
Balance at end of year                                 $ 2,072             $ 2,404              $ 3,185
                                                       =======             =======              =======

                                                             SCHEDULE IX

                                        PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
                                                        SHORT-TERM BORROWINGS
                                                            (in thousands)

                                                                           Maximum        Average       Weighted
                                                              Weighted      Amount        Amount        Average
                              Description      Balance at     Average    Outstanding    Outstanding  Interest Rate
                                  of             End of       Interest    During the     During the    During the
                               Borrowings        Period         Rate        Period         Period        Period
                                                                 (A)                        (B)           (C)
                              -----------      ----------     --------   -----------    -----------  -------------
February 26, 1994:
- - -----------------
                                 Banks          $    --           --       $47,000        $23,242         4.01%

February 27, 1993:
- - -----------------
                                 Banks          $33,000         3.97%      $36,000        $28,631         4.39%

February 29, 1992:
- - -----------------
                                 Banks          $23,000         4.82%      $78,500        $48,714         6.69%

(A)  The weighted average interest rate on the ending balance is computed by dividing the actual interest expense on the year-
end short-term debt by the short-term debt outstanding at year-end.

(B)  The average amount outstanding during the period is computed by dividing the total of daily outstanding balances by the number of days in the year.

(C)  The weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.
/TABLE

                                                         SCHEDULE X


                                   PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
                                       SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                        (in thousands)

                                                                            Year Ended
                                                        ------------------------------------------------
                                                         February 26,      February 27,     February 29,
                                                             1994              1993             1992
                                                         ------------      ------------     ------------
Taxes, other than payroll and income taxes                  $14,070          $13,012           $10,865

Advertising costs                                            29,385           28,661            25,447


Registrant has no material royalties, depreciation and amortization of intangible assets, preoperating costs and similar deferrals; maintenance and repairs are immaterial.

                              EXHIBIT INDEX


Exhibit
No.          Description                        Page No.

2.1       Stock Purchase Agreement              (filed as Exhibit 1 to
          dated as of April 2, 1993 by          Registrant's Statement on
          and between General Host              Schedule 13-D dated April 2,
          Corporation and Registrant            1993 and incorporated
                                                herein by reference)


3.(i)     Certificate of Incorporation          (filed as Exhibit 3(a) to
          and Amendments thereto                Registrant's Form 10-K for the
                                                fiscal year ended March 3, 1990
                                                and incorporated herein by
                                                reference)


3.(ii)    Bylaws of Registrant,                 (filed as Exhibit 3(b) to
          Restated as of September 16,          Registrant's Form 10-K for
          1991                                  the fiscal year ended February
                                                28, 1993 and incorporated
                                                herein by reference)


4.1       Indenture, dated April 9,             (filed as Exhibit 4(a) to
          1992, between the Registrant          Registrant's Form 10-K for
          and Ameritrust Texas                  the fiscal year ended
          National Association, as              February 29, 1992 and
          Trustee, relating to 6-               incorporated herein by
          7/8% Convertible                      reference)
          Subordinated Notes Due
          2002.

          As permitted by Item 601(b)(4)(iii) of Regulation S-K, Exhibit Number 4 omits instruments relating to issues of long-term debt of the Registrant and its subsidiaries, the total authorized principal amount of which for each issue does not exceed 10% of the consolidated total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.


10.1*     Registrant's Amended and              (filed as Exhibit 10(a) to
          Restated Stock Purchase Plan          Registrant's Form 10-K for
          as of March 25, 1987                  the fiscal year ended February
                                                28, 1993 and incorporated
                                                herein by reference)


10.2.1    Lease Contract dated July 19,         (filed as Exhibit 10(b) to
          1985, between Pier 1 and              Registrant's Form 10-K for
          City Center Development               the fiscal year ended
          Co., together with the                February 28, 1993 and
          First through Seventh                 incorporated herein by
          Amendments                            reference)


10.2.2    Eighth Amendment to Lease Contract
          dated as of September 1, 1993,
          between Pier 1 and City Center
          Development Co.


10.3*     Form of Indemnity Agreement           (filed as Exhibit 10(l) to
          between the Registrant and            Registrant's Form 10-K for
          the directors and executive           the fiscal year ended
          officers of the Registrant.           February 29, 1992 and
                                                incorporated herein by
                                                reference)


10.4*     Registrant's Supplemental             (filed as Exhibit 10(d) to
          Executive Retirement Plan             Registrant's Form 10-K for
          effective May 1, 1986, as             the fiscal year ended
          amended                               February 28, 1993 and
                                                incorporated herein by
                                                reference)


10.5*     Registrant's Benefit                  (filed as Exhibit 10(y) to
          Restoration Plan, effective           Registrant's Form 10-K for
          April 1, 1990                         the fiscal year ended March
                                                2, 1991 and incorporated
                                                herein by reference)


10.6*     Registrant's Restricted Stock         (filed as Exhibit 10(p) to
          Plan effective March 5, 1990          the fiscal year ended March
                                                3, 1990 and incorporated herein
                                                by reference)


10.7*     Registrant's Management Restricted
          Stock Plan effective June 24, 1993

10.8*     Registrant's 1989 Employee            (filed as Exhibit 10(q) to
          Stock Option Plan, effective          Registrant's Form 10-K for
          June 29, 1989                         the fiscal year ended March
                                                3, 1990 and incorporated
                                                herein by reference)


10.9*     Registrant's 1989                     (filed as Exhibit 10(r) to
          Non-Employee Director Stock           Registrant's Form 10-K for
          Option Plan effective June            the fiscal year ended March
          29, 1989                              3, 1990 and incorporated
                                                herein by reference)


10.10*    Form of Post-Employment               (filed as Exhibit 10(r) to
          Consulting Agreement between          Registrant's Form 10-K for
          the Registrant and its                the fiscal year ended
          executive officers                    February 29, 1992 and
                                                incorporated herein by
                                                reference)


10.11.1   Revolving Credit Loan                 (filed as Exhibit 10(j) to
          Agreement dated as of August          Registrant's Form 10-K for
          14, 1992, among Registrant,           the fiscal year ended
          Pier 1 Imports (U.S.), Inc.           February 28, 1993 and
          and Bank One, Texas, N.A.             incorporated herein by
                                                reference)


10.11.2   First, Second and Third Amendments
          to Revolving Credit Loan Agreement
          dated as of August 14, 1992, among
          Registrant, Pier 1 Imports (U.S.),
          Inc. and Bank One, Texas, N.A.


10.12     Lease Guarantee dated as of December
          30, 1992 among Registrant, Pier 1
          Licensing, Inc. (successor in interest
          to CMEI, Inc.), and Pier Set, Inc.,
          together with Supplements and First,
          Second and Third Amendments


10.13     Lease Guarantee dated as of December
          30, 1992 between Registrant and Pier
          Group, Inc., together with First and
          Second Amendments


10.14     Lease Guarantee dated as of December
          30, 1992 among Registrant, Pier 1
          Imports (U.S.), Inc. and Pier Group,
          Inc., together with First and Second
          Amendments


10.15.1   Sunbelt Credit Facilities             (filed as Exhibit 10.12 to
          Agreement dated as of April           Sunbelt Nursery Group, Inc.'s
          28, 1993 between Registrant           Form 10-K for the fiscal year
          and Sunbelt                           ended January 31, 1993 and
                                                incorporated herein by
                                                reference)


10.15.2   Extension Agreement dated April
          25, 1994, and Waiver Agreement
          dated May 12, 1994, among
          Registrant, Sunbelt and Pier-SNG, Inc.


10.16*    Registrant's Senior Management
          Annual Bonus Plan


10.17*    Registrant's Executive Bonus Plan


10.18*    Registrant's Management Medical and
          Tax Benefit Plans


21        Roster of Subsidiaries of Registrant


23        Consent of independent accountants
          to the incorporation by reference of
          their reports regarding the financial
          statements filed herewith into (i)
          Registration Statement on Form S-8
          (Reg. No. 33-9970) relating to
          Registrant's 1980 Stock Option Plan,
          (ii) Registration Statement on Form
          S-8 (Reg. No. 33-32166) relating to
          Registrant's 1989 Employee Stock Option
          Plan and 1989 Non-Employee Director
          Stock Option Plan and (iii) Registration
          Statement on Form S-8 (Reg. No. 33-50278) relating to Registrant's Employee Stock
          Purchase Plan.

__________________

* Management Contracts and Compensatory Plans