Form 10-Q
period 1994-05-28
PIER 1 IMPORTS INC/DE
filed 1994-07-08
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended May 28, 1994

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
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification Number)

           301 Commerce Street, Suite 600, Fort Worth, Texas 76102 (Address of principal executive offices including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Shares outstanding as of June 10, 1994
Common Stock, $1.00 par value               37,653,580

                                   PART I

Item 1. Financial Statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands except share amounts)
                                 (Unaudited)

                                                       Three Months Ended
                                                       May 28,   May 29,
                                                         1994      1993
                                                       --------  --------
Net sales                                             $161,486   $158,593

Operating costs and expenses:
 Cost of sales (including buying and
   store occupancy)                                     96,135     96,903
 Selling, general and administrative expenses           50,188     47,098
 Depreciation and amortization                           3,853      3,694
                                                      --------   --------
                                                       150,176    147,695
                                                      --------   --------
   Operating income                                     11,310     10,898

Interest expense, net                                    3,299      4,276
                                                      --------   --------
Income before income taxes                               8,011      6,622

Provision for income taxes                               2,476      1,920
                                                      --------   --------
Net income                                            $  5,535   $  4,702
                                                      ========   ========
Earnings per share                                        $.15       $.12
                                                          ====       ====
Average shares outstanding during period,
 including common stock equivalents                 37,710,000 37,669,000
                                                    ========== ==========








The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands except share data)
                                 (Unaudited)

                                                          May 28,  Feb. 26,
                                                            1994     1994
                                                         --------  --------
ASSETS
Current assets:
 Cash, including temporary investments of $9,014
   and $7,466, respectively                              $ 20,968  $ 17,123
 Accounts receivable, net                                  56,403    51,722
 Inventories                                              217,482   219,646
 Other current assets                                      47,146    32,901
                                                         --------  --------
   Total current assets                                   341,999   321,392
Properties, net                                           110,715   111,510
Other assets                                               30,636    30,400
                                                         --------  --------
                                                         $483,350  $463,302
                                                         ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt     $ 24,639  $  2,639
 Accounts payable and accrued liabilities                  80,361    89,772
                                                         --------  --------
   Total current liabilities                              105,000    92,411
Long-term debt                                            145,308   145,231
Deferred income taxes                                       3,029     3,407
Other non-current liabilities                              24,731    21,160
Stockholders' equity:
 Common stock, $1.00 par, 100,000,000 shares
   authorized, 37,617,000 outstanding                      37,617    37,617
 Paid-in capital                                           92,657    92,670
 Retained earnings                                         81,193    76,597
 Cumulative translation adjustments                        (1,152)     (964)
 Less - 30,200 and 98,000 common shares in
   treasury, at cost, respectively                           (308)     (884)
 Less - subscriptions receivable and unearned
   compensation                                            (1,307)   (1,369)
 Less - unrealized loss on marketable equity securities    (3,418)   (2,574)
                                                         --------  --------
                                                          205,282   201,093
                                                         --------  --------
                                                         $483,350  $463,302
                                                         ========  ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                         Three Months Ended
                                                          May 28,   May 29,
                                                            1994      1993
                                                         --------  --------
Cash flow from operating activities:
Net income                                                $ 5,535   $ 4,702
 Adjustments to reconcile to net cash used in
   operating activities:
   Depreciation and amortization                            3,853     3,694
   Deferred taxes and other                                 3,307     1,765
   Changes in cash from:
   Inventories                                              2,164   (14,930)
   Accounts receivable and other current assets            (7,829)   (6,705)
   Accounts payable and accrued expenses                   (9,411)   (3,863)
   Other assets, liabilities and other, net                  (542)   (1,246)
                                                          -------   -------
   Net cash used in operating activities                   (2,923)  (16,583)
                                                          -------   -------
Cash flow from investing activities:
 Capital expenditures                                      (3,971)   (2,634)
 Proceeds from the disposition of properties                    3       720
 Purchase of Sunbelt Nursery Group, Inc. bank debt         (9,600)       --
 Other investing activities                                (1,193)   (3,000)
                                                          -------   -------
   Net cash used in investing activities                  (14,761)   (4,914)
                                                          -------   -------
Cash flow from financing activities:
 Cash dividends                                              (939)     (749)
 Net borrowings under line of credit agreements            22,000    14,000
 Proceeds from sales of capital stock, treasury
   stock, and other                                           468       731
                                                          -------   -------
   Net cash provided by financing activities               21,529    13,982
                                                          -------   -------
Change in cash                                              3,845    (7,515)
Cash at beginning of year                                  17,123    73,585
                                                          -------   -------
Cash at end of period                                     $20,968   $66,070
                                                          =======   =======

The accompanying notes are an integral part of these financial statements.

                                   PIER 1 IMPORTS, INC.

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED MAY 28, 1994
                                      (In thousands)
                                        (Unaudited)

                                                                            Subscriptions
                                                   Cumulative                 Receivable    Unrealized Loss        Total
                     Common   Paid-in   Retained   Translation   Treasury   and Unearned     on Marketable     Stockholders'
                     Stock    Capital   Earnings   Adjustments     Stock    Compensation   Equity Securities       Equity
                     ------   -------   --------   -----------   --------   -------------  -----------------   -------------
Balance,
  February 26,
  1994              $37,617   $92,670    $76,597    ($  964)       ($884)       ($1,369)         ($2,574)         $201,093

Restricted stock
  grant and
  amortization                                                                       62                                 62

Stock purchase
  plan, exercise
  of stock options
  and other                       (13)                               576                                               563

Currency transla-
  tion adjustments                                     (188)                                                          (188)

Unrealized loss on
  marketable equity
  securities                                                                                        (844)             (844)

Cash dividends                              (939)                                                                     (939)

Net income                                 5,535                                                                     5,535
                    -------   -------    -------    -------        -----        -------          -------          --------
Balance, May 28,
  1994              $37,617   $92,657    $81,193    ($1,152)       ($308)       ($1,307)         ($3,418)         $205,282
                    =======   =======    =======    =======        =====        =======          =======          ========













The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 28, 1994 AND MAY 29, 1993
                                 (Unaudited)


  The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 26, 1994. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 28, 1994, and the results of operations and cash flows for the three months ended May 28, 1994 and May 29, 1993 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 28, 1994 and May 29, 1993 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

                                   PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Pier 1 Imports, Inc. ("the Company") had a net sales increase of $2.9 million to $161.5 million, or 1.8% for the three-month period ended May 28, 1994 over the same period of the prior year. Current year results of the Company exclude the operations of approximately 50 Pier 1 Imports stores scheduled for closing during fiscal 1995, as the operating results of these stores were included in the store closing provision recorded in fiscal 1994. Nine stores were closed through the store-closing program during the first quarter of fiscal 1995. Same-store sales during the quarter increased approximately 4% over the first quarter of fiscal 1994. This resulted from an increase in hard goods' sales such as furniture and decorative accessories of approximately 7% offset partially by a decline of 19% in soft goods' sales including clothing, jewelry and accessories. Four new stores were opened during the fiscal 1995 first quarter bringing the total number of stores to 590 compared to 605 at the end of the first quarter of fiscal 1994.

  Gross profit, after related buying and store occupancy costs, expressed as percentage of net sales, improved 160 basis points to 40.5% for the first quarter of fiscal 1995 from 38.9% for the comparable period in fiscal 1994. As a percent of sales, occupancy costs improved 100 basis points and merchandise margins improved 60 basis points. Product categories with margin improvements over the first quarter of fiscal 1994 included furniture and decorative accessories.

  Selling, general and administrative expenses, expressed as a percentage of net sales, increased 1.4% from 29.7% for the first quarter of fiscal 1994 to 31.1% for the comparable period in fiscal 1995. In total dollars, expenses during the first quarter of fiscal 1995 increased $3.1 million compared to the same period of the prior year, primarily due to an increase in management bonus accruals, last year's recognition of favorable medical and general liability insurance trends and slightly higher general and administrative expenses.

  Net interest expense during the first quarter of fiscal 1995 declined $1.0 million over the same period the prior year due to lower short-term debt, offset slightly by lower interest income on lower cash balances.

  The Company's effective tax rate for the first quarter of fiscal 1995 increased to 31% compared to 29% for the last fiscal year.

  Operating income increased $0.4 million to $11.3 million during the first quarter of fiscal 1995 compared to $10.9 million in the first quarter of fiscal 1994. Net income for the fiscal 1995 first quarter aggregated $5.5 million with earnings per share of $.15 compared to fiscal 1994 first quarter net income of $4.7 million and earnings per share of $.12.


Liquidity and Capital Resources

  Cash increased $3.8 million during the first quarter of fiscal 1995 compared to a $7.5 million cash decline during the first quarter of fiscal 1994. Cash provided by operations improved $13.7 million compared to the first quarter of fiscal 1994 due to planned inventory growth during the first quarter of fiscal 1994 which was not repeated during the first quarter of fiscal 1995. Additionally, the improvement in cash provided by operations resulted from higher earnings partially offset by an increase in accounts receivable related to the Pier 1 preferred card. Cash used in investing activities includes the purchase from banks of $9.6 million of Sunbelt Nursery Group, Inc. ("Sunbelt") debt that had been previously guaranteed by the Company. A total of $11.6 million in working capital loans due from Sunbelt is included in the balance sheet caption "Other current assets."

  During fiscal 1995, the Company paid a quarterly cash dividend of $.025 per share and declared a dividend of $.025 per share payable on August 16, 1994. The Company currently expects to continue paying modest cash dividends in fiscal 1995 and intends to retain most of its future earnings for growth of the Company's business.

  Cash requirements to close the 50 stores in fiscal 1995 in the store-closing program are estimated to aggregate $16 million and will be funded through working capital and operations. A total of 50 new stores are planned for the 1995 fiscal year. Financing for new store land and building costs will be provided by operating leases and inventory and fixtures are estimated to cost approximately $14 million, which will be funded by operations, working capital and bank lines of credit.

  The minimum future operating lease commitments for fiscal 1995 are $65 million and the present value of all existing operating lease commitments is $357 million.

  Working capital requirements will continue to be provided by cash and $165 million in available short-term revolving lines of credit. Under these lines of credit, $22 million is outstanding in the form of short-term borrowings and an additional $60 million is committed under letters of credit at May 28, 1994. The Company's current ratio at the end of the first quarter of fiscal 1995 was 3.3 to 1 compared to 3.5 to 1 at 1994 fiscal year end, and 3.3 to 1 at the first quarter of fiscal 1994.

  In connection with the Company's sale of its investment in Sunbelt to General Host Corporation, the Company is currently providing Sunbelt a line of credit aggregating $11.6 million, all of which was outstanding at May 28, 1994. To enable Sunbelt to raise funds to refinance the $11.6 million debt, the Company has granted Sunbelt an extension of the credit facility until September 21, 1994. The Company is also committed to provide Sunbelt $22.8 million of non-revolving store development financing which expires in stages from September 1994 to October 1995 and the Company guarantees approximately $4.5 million of Sunbelt store lease obligations.

                                   PART II


Item 4. Submission of Matters to a Vote of Security Holders.

           The Annual Meeting of Shareholders of the Company was held
        June 23, 1994 for the purposes of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders and to vote upon the adoption of the Senior Management Annual Bonus Plan.

                     Director Election

        Director             FOR           WITHHELD
        -------              ---           --------
        Clark A. Johnson     29,258,725    338,044
        Marvin J. Girouard   29,266,128    330,641
        Charles R. Scott     29,209,036    387,733
        Sally F. McKenzie    29,266,204    330,565
        James M. Hoak, Jr.   29,268,353    328,416
        Kenneth N. Pontikes  29,267,697    329,072
        Martin L. Berman     29,257,771    338,998

                Senior Management Annual Bonus Plan

             FOR              AGAINST       ABSTAINED
             ---              -------       ---------
          26,805,414          2,529,594     261,761

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits             See exhibit index.

        (b)  Reports on Form 8-K  None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PIER 1 IMPORTS, INC. (Registrant)



Date: July 8, 1994      By: /s/ Robert G. Herndon
      ------------          -------------------------------------------
                            Robert G. Herndon, Executive Vice President
                            and Chief Financial Officer



Date: July 8, 1994          /s/ Charles H. Turner
      ------------          -------------------------------------------
                            Charles H. Turner, Controller and Principal
                            Accounting Officer

                                   EXHIBIT INDEX


Exhibit
No.        Description                      Page No.
- - ---        -----------                      --------

10.15.3    Second Extension Agreement
           dated as of June 29, 1994
           between Registrant, Pier-SNG,
           Inc. and Sunbelt