Form 10-Q
period 1994-08-27
PIER 1 IMPORTS INC/DE
filed 1994-10-11
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 27, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of September 23,
1994
Common Stock, $1.00 par value                        37,636,671

Item 1.   Financial Statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                   Three Months Ended    Six Months Ended
                                   Aug. 27,  Aug. 28,    Aug. 27,  Aug. 28,
                                     1994      1993        1994      1993
                                   --------  --------    --------  --------
Net sales                          $185,403  $181,441    $346,889  $340,034

Operating costs and expenses:
  Cost of sales (including
    buying and store occupancy)     115,170   115,607     211,305   212,510
  Selling, general and
    administrative expenses          50,436    47,235     100,624    94,333
  Depreciation and amortization       3,927     3,932       7,780     7,626
                                   --------  --------    --------  --------
                                    169,533   166,774     319,709   314,469
                                   --------  --------    --------  --------
      Operating income               15,870    14,667      27,180    25,565

Interest income                         419       706         724     1,340
Interest expense                     (3,735)   (5,018)     (7,339)   (9,928)
                                   --------  --------    --------  --------
Income before income taxes           12,554    10,355      20,565    16,977

Provision for income taxes            3,898     3,012       6,374     4,932
                                   --------  --------    --------  --------
Net income                         $  8,656  $  7,343    $ 14,191  $ 12,045
                                   ========  ========    ========  ========
Earnings per share:
  Primary                              $.23      $.20        $.38      $.32
                                       ====      ====        ====      ====
  Fully diluted                        $.22      $.19        $.36      $.31
                                       ====      ====        ====      ====
Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                          37,758    37,526      37,734    37,598
                                     ======    ======      ======    ======
    Fully diluted                    44,012    43,789      43,989    43,854
                                     ======    ======      ======    ======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands except share data)
                                 (Unaudited)

                                                   August 27,   February 26,
                                                      1994          1994
                                                   ----------   ------------
ASSETS
Current assets:
  Cash, including temporary investments of $9,942
    and $7,466, respectively                        $ 22,633      $ 17,123
  Accounts receivable, net                            60,101        51,722
  Inventories                                        214,535       219,646
  Other current assets                                45,748        32,901
                                                    --------      --------
    Total current assets                             343,017       321,392
Property, net                                        109,372       111,510
Other assets                                          30,341        30,400
                                                    --------      --------
                                                    $482,730      $463,302
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
    debt                                            $ 14,666      $  2,639
  Accounts payable and accrued liabilities            83,905        89,772
                                                    --------      --------
    Total current liabilities                         98,571        92,411
Long-term debt                                       142,763       145,231
Deferred income taxes                                  2,827         3,407
Other non-current liabilities                         25,655        21,160

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,709,000 and 37,617,000
    outstanding, respectively                         37,709        37,617
  Paid-in capital                                     93,064        92,670
  Retained earnings                                   88,907        76,597
  Cumulative translation adjustments                    (958)         (964)
  Less - 108,000 and 98,000 common shares in
    treasury, at cost, respectively                     (906)         (884)
  Less - subscriptions receivable and unearned
    compensation                                      (1,035)       (1,369)
  Less - unrealized loss on marketable equity
    securities                                        (3,867)       (2,574)
                                                    --------      --------
                                                     212,914       201,093
                                                    --------      --------
                                                    $482,730      $463,302
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                       Six Months Ended
                                                       Aug. 27,    Aug. 28,
                                                        1994        1993
                                                       --------    --------
Cash flow from operating activities:
  Net income                                            $14,191     $12,045
  Adjustments to reconcile to net cash provided by/
    (used in) operating activities:
    Depreciation and amortization                         7,780       7,626
    Deferred taxes and other                              5,280       2,222
    Changes in cash from:
      Inventories                                         3,916     (20,454)
      Accounts receivable and other current assets      (10,197)    (18,193)
      Accounts payable and accrued expenses              (2,559)       (237)
      Other assets, liabilities and other, net             (573)         33
                                                        -------     -------
        Net cash provided by/(used in) operating
          activities                                     17,838     (16,958)
                                                        -------     -------
Cash flow from investing activities:
  Capital expenditures                                   (8,041)     (6,978)
  Closed store lease terminations and other              (1,094)         --
  (Payments)/proceeds from (purchases)/dispositions
    of properties                                          (573)        748
  Purchase of Sunbelt Nursery Group, Inc. bank debt      (9,600)         --
  Other investing activities                             (1,193)     (4,189)
                                                        -------     -------
        Net cash used in investing activities           (20,501)    (10,419)
                                                        -------     -------
Cash flow from financing activities:
  Proceeds/(payments) from sales/(purchases) of
    capital stock, treasury stock, and other                551        (434)
  Cash dividends                                         (1,878)     (1,686)
  Repayment of long-term debt                            (2,500)         --
  Net borrowings/(payments) under line of credit
    agreements                                           12,000     (16,000)
        Net cash provided by/(used in) financing
          activities                                      8,173     (18,120)
                                                        -------     -------
Change in cash                                            5,510     (45,497)
Cash at beginning of period                              17,123      73,585
                                                        -------     -------
Cash at end of period                                   $22,633     $28,088
                                                        =======     =======

The accompanying notes are an integral part of these financial statements.

                                                       PIER 1 IMPORTS, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE SIX MONTHS ENDED AUGUST 27, 1994
                                                          (In thousands)
                                                            (Unaudited)
                                                                         Subscriptions    Unrealized Loss
                                                  Cumulative             Receivable and   on Marketable     Total
                     Common   Paid-in   Retained  Translation  Treasury  Unearned         Equity            Stockholders'
                     Stock    Capital   Earnings  Adjustments  Stock     Compensation     Securities        Equity
                     ------   -------   --------  -----------  --------  --------------   ---------------   -------------
Balance February 26,
  1994               $37,617  $92,670   $76,597       $(964)     $(884)      $(1,369)        $(2,574)         $201,093

Purchase of treasury
  stock                                                (743)                                                      (743)

Restricted stock
  grant and
  amortization                     (2)                            (225)          334                               107

Stock purchase
  plan, exercise
  of stock options
  and other               92      396        (3)                   946                                           1,431

Currency
  translation
  adjustments                                             6                                                          6

Unrealized loss on
  marketable equity
  securities                                                                                  (1,293)           (1,293)

Cash dividends,
  declared or paid                       (1,878)                                                                (1,878)

Net income                               14,191                                                                 14,191
                     -------  -------   -------       -----      -----       -------         -------          --------
Balance August 27,
  1994               $37,709  $93,064   $88,907       $(958)     $(906)      $(1,035)        $(3,867)         $212,914
                     =======  =======   =======       =====      =====       =======         =======          ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended February 26, 1994. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 27, 1994, and the results of operations and cash flows for the interim periods ended August 27, 1994 and August 28, 1993 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 27, 1994 and August 28, 1993 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Earnings per share

     Primary earnings per share was determined by dividing net income by the applicable average shares outstanding. Fully diluted earnings per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.

                                     Three Months Ended   Six Months Ended
                                     Aug. 27,  Aug. 28,   Aug. 27,  Aug. 28,
                                       1994      1993       1994       1993
                                     --------  --------   --------  --------
                                     (in thousands except per share amounts)

Net income                             $8,656    $7,343    $14,191   $12,045

Assumed conversion of 6 7/8%
  subordinated notes as of date of
  issuance, April 1992:
   Plus interest and debt issue
      costs, net of tax                   839       853      1,678     1,705
                                       ------    ------    -------   -------
Fully diluted net income               $9,495    $8,196    $15,869   $13,750
                                       ======    ======    =======   =======

Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                            37,758    37,526     37,734    37,598

      Plus assumed exercise of stock
        options                             4        13          5         6
      Plus assumed conversion of 6 7/8%
        subordinated notes to common
        stock as of date of issuance,
        April 1992                      6,250     6,250      6,250     6,250
                                       ------    ------     ------    ------
    Fully diluted                      44,012    43,789     43,989    43,854
                                       ======    ======     ======    ======
Earnings per share:
  Primary                                $.23      $.20       $.38      $.32
                                         ====      ====       ====      ====
  Fully diluted                          $.22      $.19       $.36      $.31
                                         ====      ====       ====      ====

                                  PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Pier 1 Imports, Inc. ("the Company") recorded net sales of $185.4 million and $346.9 million for the second quarter and six-month periods of fiscal year 1995, increases of 2.2% and 2.0%, respectively, compared to the same periods in fiscal 1994. The percentage change in sales was adversely affected by the elimination of the sales from 50 stores that are scheduled to close under the store-closing program, which was established at the end of fiscal 1994. Same-store sales increased 2.7% during the second quarter of fiscal 1995 and 3.2% during the first half of fiscal 1995 compared to the same periods in fiscal 1994. The increase in same-store sales during the first half of 1995 over the corresponding prior year period resulted from an increase of 11.4% in hard goods sales such as furniture and decorative accessories, offset partially by a decline of 20.9% in soft goods sales that include clothing, jewelry, and accessories. Hard goods and soft goods sales contribute approximately 90% and 10% of total sales, respectively, for the current period. The Company closed 16 of the 50 stores included in the store-closing program and opened 14 stores in the first six months of fiscal 1995. Store count totalled 600 at the end of the second quarter of fiscal 1995 compared to 612 at the end of the same period a year ago.

     Gross profit, after related buying and store occupancy costs, as a percentage of sales, increased by 1.6% to 37.9% for the second quarter and by 1.6% to 39.1% for the first half of fiscal 1995 compared to the same periods of the prior year. The increases resulted primarily from lower store occupancy costs and improved margins in the furniture departments partially offset by promotional discounts. These occupancy costs as a percentage of sales improved by 0.7% for the second quarter and by 0.8% for the six-month period of fiscal 1995 compared to the same periods last year due primarily to the elimination of the results of underperforming stores in the store-closing program.

     Selling, general, and administrative expenses, expressed as a percentage of sales, increased by 1.2% to 27.2% in the second quarter of fiscal 1995 and by 1.3% to 29.0% in the first half of fiscal 1995 versus fiscal 1994 comparable periods. In dollars, expenses increased $3.2 million during the second quarter and $6.3 million during the six-month period of fiscal 1995 over the same periods in fiscal 1994. Fiscal 1995 second quarter expenses increased primarily due to higher marketing costs and increased management bonus accruals. The fiscal 1995 six-month period was also affected by these increased costs offset partially by lower net credit card expenses and the elimination of the results of stores in the store-closing program.

     Interest expense declined $1.3 million during the second quarter and $2.6 million during the first half of fiscal 1995 over the same periods in fiscal 1994 due to lower effective rates.

     The Company's effective tax rate for the six-month period of fiscal 1995 was 31.0% compared to 29.0% for the same period of fiscal 1994.

     Operating income improved $1.2 million to $15.9 million during the fiscal 1995 second quarter and improved $1.6 million to $27.2 million for the first half of fiscal 1995 over the same periods in fiscal 1994 due to higher sales and improved margins. Net income aggregated to $8.7 million or $.23 per share (primary) for the second quarter of fiscal 1995 compared to $7.3 million or $.20 per share (primary) for the second quarter of fiscal 1994. For the six-month period of fiscal 1995, net income aggregated $14.2 million or $.38 per share (primary) compared to $12.0 million or $.32 per share (primary) for the six-month period of fiscal 1994.

Liquidity and Capital Resources

     Cash provided by operating activities was $17.8 million during the first half of fiscal 1995 compared to a $17.0 million use of cash by operating activities during the same period in fiscal 1994. This was due primarily to slower inventory growth planned in fiscal 1995, a slowing of the Pier 1 credit card receivable growth in the first half of fiscal 1995 compared to fiscal 1994, and a net earnings improvement in fiscal 1995 over fiscal 1994. Cash used in investing activities during the first half of fiscal 1995 was $20.5 million compared to $10.4 million for the same period in fiscal 1994. The $20.5 million primarily consisted of (i) $9.6 million in lines of credit for Sunbelt Nursery Group, Inc. ("Sunbelt") which previously had been guaranteed by the Company, (ii) capital expenditures for planned growth,
(iii) funds expended to implement the store-closing program and (iv) franchise locations repurchased by the Company. Cash from financing activities included $12 million of short-term borrowings in fiscal 1995 compared to a pay-down of short-term debt in fiscal 1994 of $16 million. Additionally, the Company made a $2.5 million sinking fund payment on its long-term debt in the second quarter of fiscal 1995.

     During the first six months of fiscal 1995, the Company paid cash dividends aggregating $0.05 per share. During the second quarter of fiscal 1995, the Board of Directors voted an increase in the quarterly cash dividend to $0.03 per share from the previously paid $0.025 per share. This dividend will be payable on November 16, 1994 to shareholders of record on November 2, 1994.

     Cash requirements of the store-closing program are estimated to aggregate $16 million in fiscal 1995 and will be funded through working capital and operations. Through the first half of fiscal 1995, 16 stores have been closed resulting in $1 million of cash expenditures for lease terminations and operating losses. The store-closing reserve balance was $18 million at August 27, 1994, which reflects the cash expenditures discussed above as well as $2 million of inventory and fixed asset write-offs and is consistent with the Company's expectations for closings during the first half of fiscal 1995. The majority of the remaining stores are planned to close after this fiscal year's Christmas selling season. A total of 50 new stores are planned for the 1995 fiscal year, of which 14 stores were opened during the first half of fiscal 1995. Financing for new store land and building costs will be provided by operating leases. Related inventory and fixtures are estimated to cost approximately $14 million, which will be funded by operations, working capital and bank lines of credit.

     The minimum operating lease commitments for fiscal 1995 are $45 million, and the present value of all existing minimum operating lease commitments is $352 million.

     Working capital requirements will continue to be provided by cash and $168.5 million in short-term revolving lines of credit. Under these lines of credit, $12 million was outstanding in the form of short-term borrowings and an additional $48 million was committed under letters of credit at August 27, 1994. The Company's current ratio at the end of the second quarter of fiscal 1995 was 3.5 to 1 compared to 3.5 to 1 at fiscal year end 1994 and 4.2 to 1 at the second quarter of fiscal 1994.

     In connection with the Company's sale of its investment in Sunbelt to General Host Corporation, the Company has provided Sunbelt lines of credit amounting to $11.6 million which were originally due April 28, 1994, and were outstanding at August 27, 1994. To enable Sunbelt to raise funds to refinance this debt, the Company has granted Sunbelt extensions of the credit facility until October 15, 1994. In order to meet its repayment obligations, Sunbelt has stated that it must obtain replacement financing. The Company will continue to support Sunbelt in its efforts to refinance. The Company is also committed and has provided Sunbelt $22.8 million of non-revolving store development financing which expires in stages from October 1994 to October 1995, and the Company guarantees approximately $4.5 million of Sunbelt's other store lease obligations.

                                   PART II

Item 2. Change in Securities.

        The Board of Directors amended the Company's bylaws to require advance notice of shareholder nominations for election to the Board of Directors and shareholder proposals of business to be considered at an annual meeting of shareholders.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits                 See Exhibit Index.

         (b) Reports on Form 8-K      None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PIER 1 IMPORTS, INC. (Registrant)



Date:  October 11, 1994     By:  /s/ Clark A. Johnson
                                 Clark A. Johnson, Chairman of the Board
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  October 11, 1994          /s/ Robert G. Herndon
                                 Robert G. Herndon, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)



Date:  October 11, 1994          /s/ Susan E. Barley
                                 Susan E. Barley, Vice President and
                                 Controller
                                 (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.         Description

3(ii)       Bylaws of Registrant, Restated as of
            September 19, 1994

10.11.3     Fourth Amendment to Revolving Credit
            Loan Agreement dated as of August 14,
            1992, among Registrant, Pier 1 Imports
            (U.S.), Inc. and Bank One, Texas, N.A.

10.13.1     Third Amendment to Lease Guarantee
            dated as of December 30, 1992 between
            Registrant and Pier Group, Inc.

10.14.1     Third Amendment to Lease Guarantee
            dated as of December 30, 1992 between
            Registrant, Pier 1 Imports (U.S.), Inc.
            and Pier Group, Inc.

10.15.4     Third Extension Agreement dated
            September 21, 1994 between Registrant,
            Pier-SNG, Inc. and Sunbelt

27          Financial Data Schedule for Six-month
            Period