Form 10-Q
period 1994-11-26
PIER 1 IMPORTS INC/DE
filed 1995-01-10
CIK 278130

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 26, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Shares outstanding as of December 30, 1994
Common Stock, $1.00 par value                        37,729,944

                                     PART I
                                     ------

Item 1.  Financial Statements.
         --------------------
                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                      Three Months Ended    Nine Months Ended
                                      Nov. 26,  Nov. 27,    Nov. 26,  Nov. 27,
                                        1994      1993        1994      1993
                                      --------  --------    --------  --------
Net sales                             $165,761  $163,457    $512,650  $503,491

Operating costs and expenses:
  Cost of sales (including
    buying and store occupancy)         99,664   100,435     310,969   312,945
  Selling, general and
    administrative expenses             51,146    49,115     151,770   143,448
  Depreciation and amortization          4,008     3,980      11,788    11,606
                                      --------  --------    --------  --------
                                       154,818   153,530     474,527   467,999
                                      --------  --------    --------  --------
      Operating income                  10,943     9,927      38,123    35,492

Interest income                            701       392       1,425     1,732
Interest expense                        (3,453)   (4,634)    (10,792)  (14,562)

Write-down of General Host
   securities                            7,543      --         7,543      --
                                      --------  --------    --------  --------
Income before income taxes                 648     5,685      21,213    22,662

Provision for income taxes                 425     1,643       6,799     6,575
                                      --------  --------    --------  --------
Net income                            $    223  $  4,042    $ 14,414  $ 16,087
                                      ========  ========    ========  ========

Earnings per share                        $.01      $.11        $.38      $.43
                                          ====      ====        ====      ====
Average shares outstanding
  during period, including
  common stock equivalents              37,794    37,676      37,754    37,624
                                        ======    ======      ======    ======

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands except share data)
                                   (Unaudited)

                                                November 26,   February 26,
                                                    1994           1994
                                                ------------   ------------
ASSETS
Current assets:
   Cash, including temporary investments of
     $20,632 and $7,466, respectively             $ 35,023       $ 17,123
   Accounts receivable, net                         64,360         51,722
   Inventories                                     211,201        219,646
   Other current assets                             34,178         32,901
                                                  --------       --------
      Total current assets                         344,762        321,392
Properties, net                                    108,263        111,510
Other assets                                        29,419         30,400
                                                  --------       --------
                                                  $482,444       $463,302
                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term
      debt                                        $ 15,892       $  2,639
   Accounts payable and accrued liabilities         77,943         89,772
                                                  --------       --------
      Total current liabilities                     93,835         92,411
Long-term debt                                     142,602        145,231
Deferred income taxes                                4,399          3,407
Other non-current liabilities                       25,157         21,160

Stockholders' equity:
   Common stock, $1.00 par, 100,000,000 shares
      authorized, 37,709,000 and 37,617,000
      outstanding, respectively                     37,709         37,617
   Paid-in capital                                  93,013         92,670
   Retained earnings                                87,999         76,597
   Cumulative translation adjustments               (1,063)          (964)
   Less - 6,000 and 98,000 common shares in
      treasury, at cost, respectively                  (53)          (884)
   Less - subscriptions receivable and unearned
      compensation                                  (1,154)        (1,369)
   Less - unrealized loss on marketable equity
      securities                                      --           (2,574)
                                                  --------       --------
                                                   216,451        201,093
                                                  --------       --------
                                                  $482,444       $463,302
                                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                     November 26,  November 27,
                                                         1994          1993
                                                     ------------  ------------
Cash flow from operating activities:
  Net income                                             $14,414       $16,087
  Adjustments to reconcile to net cash provided
    by/(used in) operating activities:
    Depreciation and amortization                         11,788        11,605
    Deferred taxes and other                               5,187         2,198
    Write-down of General Host securities                  7,543            --
    Changes in cash from:
      Inventories                                          7,453       (19,045)
      Accounts receivable and other current assets       (14,513)      (17,310)
      Accounts payable and accrued expenses               (5,652)        1,711
      Store-closing reserve                               (2,144)           --
      Other assets, liabilities and other, net              (923)        1,171
                                                         -------       -------
        Net cash provided by/(used in) operating
          activities                                      23,153        (3,583)
                                                         -------       -------
Cash flow from investing activities:
  Capital expenditures                                   (12,756)      (17,388)
  Payments for purchases of properties                    (1,010)       (2,342)
  Loan to Sunbelt Nursery Group, Inc.                     (9,600)       (1,000)
  Proceeds from Sunbelt Nursery Group, Inc.               11,600         2,105
  Other investing activities                              (1,593)       (4,259)
                                                         -------       -------
        Net cash used in investing activities            (13,359)      (22,884)
                                                         -------       -------
Cash flow from financing activities:
  Proceeds from sales of capital stock, treasury
    stock, and other                                         615           440
  Cash dividends                                          (3,009)       (2,624)
  Repayment of long-term debt                             (2,500)           --
  Net borrowings/(payments) under line of credit
    agreements                                            13,000        (5,500)
                                                         -------       -------
        Net cash provided by/(used in) financing
          activities                                       8,106        (7,684)
                                                         -------       -------
Change in cash                                            17,900       (34,151)
Cash at beginning of period                               17,123        73,585
                                                         -------       -------
Cash at end of period                                    $35,023       $39,434
                                                         =======       =======
The accompanying notes are an integral part of these financial statements.

                                                          PIER 1 IMPORTS, INC.

                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE NINE MONTHS ENDED NOVEMBER 26, 1994
                                                             (In thousands)
                                                               (Unaudited)
                                                                                   Subscriptions   Unrealized Loss
                                                         Cumulative               Receivable and    on Marketable       Total
                           Common   Paid-in   Retained   Translation   Treasury      Unearned           Equity       Stockholders'
                           Stock    Capital   Earnings   Adjustments    Stock      Compensation       Securities        Equity
                           ------   -------   --------   -----------   --------   --------------   ---------------   -------------
Balance February 26,
  1994                    $37,617   $92,670    $76,597     $ (964)      $ (884)       $(1,369)         $(2,574)        $201,093

Purchase of treasury
  stock                                                                   (743)                                            (743)

Restricted stock
  grant and
  amortization                           (2)                               (61)           215                               152

Stock purchase
  plan, exercise
  of stock options
  and other                    92       345         (3)                  1,635                                            2,069

Currency translation
  adjustments                                                 (99)                                                          (99)

Unrealized loss on
  marketable equity
  securities                                                                                             2,574            2,574

Cash dividends,
  declared or paid                              (3,009)                                                                  (3,009)

Net income                                      14,414                                                                   14,414
                          -------   -------    -------    -------       ------        -------          -------         --------
Balance November 26,
  1994                    $37,709   $93,013    $87,999    $(1,063)      $  (53)       $(1,154)         $  --           $216,451
                          =======   =======    =======    =======       ======        =======          =======         ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended February
26, 1994. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 26, 1994, and the results of operations and cash flows for the interim periods ended
November 26, 1994 and November 27, 1993 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 26, 1994 and November 27, 1993 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Investment in General Host Corporation common stock

     At the beginning of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The adoption of this standard by the Company had no effect on the Company's financial position or results of operations for the first nine months of fiscal 1995.

     In November 1994, the Company concluded that the decline in the market value of its investment in General Host Corporation ("General Host") common stock was other than temporary. Accordingly, the Company recorded a special non-cash pre-tax charge of $7.5 million to reflect a write-down to the then current market value of the General Host stock. At November 26, 1994, the market value of the General Host common stock was substantially the same as the Company's new adjusted cost of $8.4 million.

                                   PART I
                                   ------
Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

RESULTS OF OPERATIONS

     Pier 1 Imports, Inc. ("the Company") recorded net sales of $165.8 million and $512.7 million for the third quarter and nine-month periods of fiscal year 1995, increases of 1.4% and 1.8%, respectively, compared to the same periods of fiscal 1994. Reported sales for the current fiscal year do not include sales from 49 stores that are scheduled to close under the store-closing program, which was established at the end of fiscal 1994. Same-store sales for the third quarter and first nine months of fiscal 1995 both increased 3.3% compared to the same periods of fiscal 1994. The increase in same-store sales during the first nine months of fiscal 1995 resulted from a 10.8% sales increase in hard goods merchandise, such as furniture and decorative accessories, coupled with a 23.2% sales decrease in soft goods merchandise which includes clothing, jewelry, and accessories. Hard goods and soft goods sales contributed approximately 90% and 10%, respectively, of total sales for the first nine months of fiscal 1995. The Company closed 21 of the 49 stores included in the store-closing program and opened 38 through the third quarter of fiscal 1995. Store count aggregated 624 at the end of the third quarter of fiscal 1995 compared to 637 at the end of the third quarter of fiscal 1994.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of net sales, increased 130 basis points to 39.9% for the third quarter of fiscal 1995 and increased 150 basis points to 39.3% for the first nine months of fiscal 1995 compared to the same periods in fiscal 1994.
These increases are primarily the result of a continued improvement in margins on furniture this fiscal year in addition to fewer clearance markdowns taken on clothing this fiscal year compared to last fiscal year.
Store occupancy costs, as a percentage of net sales, improved 80 basis points to 15.5% for the third quarter and to 14.8% for the first nine months of fiscal 1995 versus last fiscal year's comparable periods. This improvement was achieved through the elimination of the results of underperforming stores in the store-closing program.

     Selling, general, and administrative expenses, expressed as a percentage of net sales, increased 90 basis points to 30.9% in the third quarter of fiscal 1995 and 110 basis points to 29.6% in the first nine months of fiscal
1995 compared to the same periods in fiscal 1994. In total dollars, expenses increased $2.0 million during the third quarter of fiscal 1995 over the same period in fiscal 1994 and increased $8.3 million during the first nine months of the current fiscal year compared to the same period last fiscal year.
Fiscal 1995 third quarter expenses increased due to higher management bonus accruals and increased marketing costs. Expenses in the fiscal 1995 nine-month period increased as a result of these costs offset partially by lower net credit card expenses and the elimination of the expenses of stores in the store-closing program.

     Interest expense declined $1.2 million and $3.8 million for the third quarter and the first nine months of fiscal 1995, respectively, compared to the same periods of fiscal 1994. These decreases are primarily attributable to lower effective rates.

     At the beginning of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The adoption of this standard by the Company had no effect on the Company's financial position or results of operations for the first nine months of fiscal 1995. In November 1994, the Company concluded that the decline in the market value of its investment in General Host Corporation ("General Host") common stock was other than temporary. Accordingly, the Company recorded a special non-cash pre-tax charge of $7.5 million to reflect a write-down to the then current market value of the General Host stock. The Company concluded that it would be unable to recover all of its initial investment in General Host after several favorable developments relating to General Host failed to have a positive impact on the market price of General Host common stock after passage of a reasonable period of time. The favorable developments relating to General
Host included a store closing and cost reduction program, a change in the senior management of a major subsidiary of General Host, the sale in October
1994 by General Host of its 49.5% interest in Sunbelt Nursery Group, Inc.
("Sunbelt") to a third party for $4.2 million in cash and substantial improvement in current year first and second quarter results.

     The Company's effective tax rate for the nine-month period of fiscal
1995 was 32.1% compared to 29.0% for the same period of fiscal 1994. The increase is primarily due to the benefit of tax-favored investment income last fiscal year compared to this fiscal year. The Company expects that its effective tax rate for the 1996 fiscal year will approximate 36%.

     Operating income improved $1.0 million to $10.9 million during the fiscal 1995 third quarter and improved $2.6 million to $38.1 million for the nine-month period of fiscal 1995 compared to the same periods in fiscal 1994 due to slightly higher sales and improved margins. Before the special charge, net income aggregated $5.7 million or $0.15 per share for the third quarter of fiscal 1995 compared to $4.0 million or $0.11 per share for the fiscal 1994 third quarter. After the special charge in the third quarter of fiscal 1995, net income aggregated $223,000 or $0.01 per share. For the nine-month period of fiscal 1995, net income after the special charge aggregated $14.4 million or $0.38 per share compared to $16.1 million or $0.43 per share for the same period of fiscal 1994.

     On December 31, 1994, the U.S. Trade Representative (USTR) announced his intention to take retaliatory trade action against the People's Republic of China (P.R.C.) if it does not agree to address U.S. concerns about the P.R.C.'s lack of intellectual property rights and remedies by the P.R.C. The
USTR issued a list of P.R.C. products whose tariff could be significantly raised if the U.S. and the P.R.C. cannot resolve their differences by February 4, 1995, the announced deadline of the current unfair trade practice investigation initiated pursuant to Section 301 of the 1988 Omnibus Trade and Competitiveness Act. The proposed list of goods scheduled for duty increases includes a number of goods imported by the Company from the P.R.C. At this time, it is not known which items would be included on such a list if it were to be implemented, as the USTR will receive comments to the list during the month of January with the announced date to finalize the list being February
4, 1995. Presently, the only action contemplated by the Company will be to file its objections to the list of goods imported by the Company from the P.R.C. that are not available in the U.S. in commercially reasonable quantities. Representatives of the U.S. and P.R.C. are expected to meet before February 4, 1995, to attempt to resolve the intellectual property issues. While the outcome of these discussions cannot be predicted, previously in 1992 the countries resolved trade barrier disagreements by a Memorandum of Understanding which precluded the implementation of a list of similarly sanctioned goods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $23.2 million during the first nine months of fiscal 1995 compared to a $3.6 million use of cash from operations during the comparable period in fiscal 1994. This increase was largely due to reduced inventory levels in fiscal 1995 coupled with a slower growth of the Pier 1 credit card receivable during the first nine months of fiscal 1995 versus the same period of fiscal 1994. Cash used in investing activities was $13.4 million during the first nine months of fiscal 1995 compared to $22.9 million for the same period of fiscal 1994. The decline in the use of cash during fiscal 1995 is primarily due to a decrease in capital expenditures and a reduction in other investing activities. Cash provided by financing activities of $8.1 million for the current fiscal year included $13 million of short-term borrowings offset partially by $3.0 million of cash dividends paid this fiscal year and a $2.5 million sinking fund payment on long-term debt in the second quarter of fiscal 1995. Cash used in financing activities for the first nine months of fiscal 1994 included a $5.5 million net pay-down of short-term debt.

     During the first nine months of fiscal 1995, the Company paid cash dividends aggregating $0.08 per share, and has declared a cash dividend of $0.03 per share payable on February 22, 1995 to shareholders of record on February 8, 1995. The Company currently expects to continue paying modest cash dividends in fiscal 1996 and intends to retain most of its future earnings for expansion of the Company's business.

     Cash requirements of the store-closing program are estimated to aggregate $16 million in fiscal 1995 and will be funded through working capital and operations. Forty-nine (49) stores and the Canadian distribution center and administrative office are planned to close through the store-closing program during fiscal 1995, of which 21 stores have been closed and charged to the store-closing reserve. The remaining balance of the $21.3 million reserve was $15.9 million at November 26, 1994 which consisted of $14.5 million of lease termination costs, $1.0 million of interim operating losses and $0.4 million of severance and relocation costs. The components of the $5.4 million usage of the store-closing provision during the first nine months of fiscal 1995 consist of lease termination costs of $1.4 million, fixed asset write-downs of $2.1 million, interim operating losses of $0.7 million and inventory liquidation costs of $1.2 million. All of the remaining stores will either be closed or have substantially completed negotiations with landlords regarding lease settlements by the end of fiscal
1995. A total of 50 new stores are planned for the 1995 fiscal year, of which 38 stores were opened during the first nine months of fiscal 1995.
Financing for new store land and building costs will be provided by operating leases. Related inventory and fixtures for the remaining stores are estimated to cost approximately $3.4 million, which will be funded by operations, working capital and bank lines of credit.

     The minimum operating lease commitments for fiscal 1995 are $23 million, and the present value of all existing minimum operating lease commitments is $349 million.

     Working capital requirements will continue to be provided by cash and $168.5 million in short-term revolving lines of credit at November 26, 1994.
Under these lines of credit, $13 million was outstanding in the form of short-term borrowings and an additional $53 million was committed under letters of credit. The Company's current ratio at the end of the third quarter of fiscal 1995 was 3.7 to 1 compared to 3.5 to 1 at fiscal year end
1994 and 3.7 to 1 at the end of the third quarter of fiscal 1994.

     In April 1993, the Company sold its 49.5% interest in Sunbelt to General
Host in exchange for 1,940,000 shares of General Host common stock.
Subsequently, General Host paid a 5% stock dividend, resulting in the Company's holding 2,037,000 shares of General Host common stock. In connection with the sale, the Company had committed to provide Sunbelt up to $25 million of non-revolving store development financing and to provide
Sunbelt a credit facility aggregating $12 million. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party, the Company agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates, and the Company received payment of the amounts owed under the credit facility. Additionally, the Company guarantees approximately $3.5 million of other Sunbelt store lease obligations.

     In December 1994, the Company completed a private placement of $12.5 million principal amount of 8 1/2% exchangeable debentures due December 1, 2000, providing for mandatory exchange of the debentures into an aggregate of 2,037,000 shares of General Host common stock held by the Company. The net proceeds received by the Company from the sale of the exchangeable debentures was approximately $11 million. The Company intends to utilize the net proceeds, together with existing financial resources, for working capital and other general corporate purposes.

                                   PART II
                                   -------

Item 2.  Change in Securities.
         --------------------

The Board of Directors amended the Company's bylaws to eliminate shareholder capability to call a special meeting of shareholders and to provide authority of the Board of Directors to set, and require notice to be given to the Board to request, the record date for any action proposed to be taken by the written consent of shareholders.

On December 9, 1994, the Board of Directors announced a dividend of one common share purchase right payable on each share of the Company's common stock outstanding on December 21, 1994, pursuant to a Rights Agreement between the Company and First Interstate Bank of Texas, N.A., as rights agent. For a summary of the rights, see the Company's form 8-A registering the rights, as filed with the Securities and Exchange Commission on December
20, 1994.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits                        See Exhibit Index.

         (b) Reports on Form 8-K

         On December 1, 1994, the Company filed a Current Report on Form 8-K, reporting a one-time non-cash pre-tax charge of approximately $7.5 million to write down the Company's carrying costs of its holdings of General Host common stock, and reporting the offering of a private placement of 8 1/2% exchangeable debentures; exchangeable at maturity into 2,037,000 shares of the common stock of General Host Corporation held by the Company.

         On January 5, 1995, the Company filed a Current Report on Form 8-K, reporting the issuance of common share purchase rights, payable on shares of common stock outstanding on December 21, 1994.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PIER 1 IMPORTS, INC. (Registrant)



Date:  January 10, 1995     By:  /s/ Clark A. Johnson
       ----------------          ----------------------------------------
                                 Clark A. Johnson, Chairman of the Board
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  January 10, 1995          /s/ Robert G. Herndon
       ----------------          ----------------------------------------
                                 Robert G. Herndon, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)



Date:  January 10, 1995          /s/ Susan E. Barley
       ----------------          ----------------------------------------
                                 Susan E. Barley, Vice President and
                                 Controller
                                 (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.                         Description
- -------                     -----------

3(ii)       Bylaws of the Company, Restated as of December 7, 1994

4           Rights Agreement, dated as of December 9, 1994, between the
            Company and First Interstate Bank, N.A., as rights agent, incorporated by reference to Exhibit 4 to the Company's
            Registration Statement on Form 8-A, Reg. No. 1-7832, filed
            December 20, 1994.

27          Financial Data Schedule for Nine-month Period