Form 10-K/A
period 1994-02-26
PIER 1 IMPORTS INC/DE
filed 1995-01-12
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [   ]

    As of May 4, 1994, there were 37,547,477 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $311 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
Part III                           Proxy Statement for 1994 Annual Meeting

    Items 7 and 8 of Registrant's Annual Report on Form 10-K for the year ended February 26, 1994, are amended and restated as set forth below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

    Pier 1 Imports, Inc. is North America's largest specialty retailer of decorative home furnishings, gifts and related items, with stores in 47 states, Puerto Rico and Canada, and additional international operations in England and Mexico. Registrant reported record sales of $685,393,000 for fiscal 1994 and net income of $5,933,000, or $.16 per share, after providing an after-tax special charge of $16,507,000 in the fourth quarter for the store-closing provision and adjusting the carrying value of General Host common stock. If the special charge had not been provided, net income for the year would have totalled $22,440,000, or $.60 per share, compared to $23,017,000, or $.62 per share, last year. Stores in operation at fiscal year-end aggregated 586 after removing stores to be closed. In early fiscal 1994, Registrant sold its interest in Sunbelt to General Host.

Fiscal Years Ended February 26, 1994 and February 27, 1993

    Net sales in fiscal 1994 grew $56.2 million or 8.9% over the prior year with same-store sales growth of 4.8%. Last year net total sales grew 7.3% and same-store sales grew 3.7%. Forty-eight (48) new stores opened during the year and 17 stores closed, before giving effect to the provision for the closing of 49 stores.

    Sales on Registrant's proprietary credit card were $98.6 million (14.4% of total sales) during the 1994 fiscal year, an increase of $38 million or 62.6% over the prior year. Credit card receivables were $48.2 million at fiscal 1994 year-end, an increase of 45.0% over the previous year-end. Registrant actively pursues increasing the cardholder base in order to use the cardholder list as a basis for direct mail advertising and because it believes that such a base increases customer loyalty and repeat business. Sales on Registrant's credit card are encouraged through specific promotions.

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

    Selling, general and administrative expenses, including advertising, increased 0.2% to 28.8% as a percentage of sales in fiscal 1994 compared to 28.6% in fiscal 1993. In total dollars, expenses for fiscal 1994 increased $17.2 million over the prior year primarily due to 31 net new stores opened during the year (before giving effect to the provision for the closing of 49 stores), new point-of-sale register equipment installed in all stores, new selling programs introduced in stores, losses related to the earthquake in California and severe weather during fiscal 1994. Selling, general and administrative expenses also include a provision for a write-down of the carrying value of Registrant's holdings of General Host common stock. Based upon prices at year-end, the market value of General Host common stock was $5,565,000 less than Registrant's original carrying amount. After an assessment of factors which may have contributed to this decline, Registrant estimated $2,000,000 of this decline to be other than temporary and recorded a corresponding adjustment in the book value of General Host common stock. The remaining decline of $3,565,000 is considered to be temporary. On April 8, 1994, General Host announced that it had written down to zero its entire investment in Sunbelt.

        The store-closing provision was a special charge to fiscal 1994 earnings of $21.3 million before taxes that was established to reflect the anticipated costs to close 49 identified stores with histories of underperformance and high occupancy costs and to close the Canadian distribution center and administrative offices. Merchandise distribution to Canadian stores will be performed from U. S. distribution centers. Of the 49 stores, 15 had been planned for closing at an estimated cost of $0.2 million prior to adoption of the store-closing program. The store closings are expected to be substantially completed during fiscal 1995, with $19.3 million of payments and write-downs expected in fiscal 1995 and $2.0 million expected in fiscal 1996. After-tax cash payments to complete the program are anticipated to total approximately $10.4 million in fiscal 1994 and $1.4 million in fiscal 1996, the funds for which will be provided from working capital and operations. Revenues in fiscal 1994 for the closed stores aggregated $38.1 million, and Registrant anticipates that the reduction in revenues for these stores coupled with the corresponding elimination of store occupancy costs aggregating 35% of store revenues and other operating costs will improve 1995 fiscal year pre-tax earnings by approximately $1.7 million. The components of the store-closing provision consists of lease termination costs of $15.9 million (net of $3.9 million of estimated sublease revenue), fixed asset write-downs of $2.1 million, expected interim operating losses of $1.7 million, inventory liquidation costs of $1.2 million, and severance and relocation costs of $0.4 million.

        Lease termination costs reflect the estimated settlements Registrant will pay landlords to terminate lease arrangements and the shortfall of sublease revenues over lease payments for stores that Registrant determined were economical to sublease. Fixed assets, consisting primarily of leasehold improvements, were written down to their estimated net realizable value. Inventory liquidation cost was determined by estimating additional markdowns to be taken to dispose of each store's inventory. Operating losses were computed on the basis of past performance of the respective stores and anticipated results for the 1995 fiscal year. Severance and relocation costs consisted almost entirely of benefits to be paid to Canadian employees as prescribed by Canadian law.

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

    During fiscal 1994, increases in inventory and capital expenditures were
required to support the opening of 48 new stores.   Financing for new store
land and building costs is provided by operating leases. Registrant's new store development plan for fiscal 1995 is approximately 50 stores. Inventory and fixtures for the development plan are estimated to cost approximately $15 million, which will be funded by operations, working capital and bank lines of credit. Cash requirements to fund the store-closing program in fiscal 1995 are estimated to aggregate $16 million and will be funded through working capital and operations.

    New store construction financing is expected to be provided by operating leases. Registrant is expanding existing lease facilities and exploring additional financing opportunities currently available in the capital markets. In connection with leases for 38 stores executed in prior years, Registrant has guaranteed the residual building values at approximately $25 million. Minimum future operating lease commitments expected for fiscal 1995 aggregate to $86 million, and the present value of total existing operating lease commitments is $372 million. These commitments will be funded from operating cash flow.

    Working capital requirements are currently provided by cash, short-term revolving lines of credit, including bankers' acceptances and working capital loans, in an aggregate amount of approximately $165 million. Registrant's current ratio was 3.5 to 1 at the end of fiscal 1994 compared to 3.4 to 1 a year earlier.

    In connection with the sale of 43.3% of Sunbelt common stock in a public offering in the 1992 fiscal year, Registrant agreed to guarantee Sunbelt's two bank lines of credit aggregating $10 million in order to assure that Sunbelt would have access to funds in order to implement its aggressive store expansion and renovation plans and to continue to be a major competitor in its markets. Registrant subsequently provided Sunbelt with an additional $2 million line of credit. With the April 1993 sale of Registrant's 49.5% interest in Sunbelt to General Host, Registrant agreed to keep the $12 million credit facility in place until April 1994. All of the $12 million is currently outstanding. In order for Sunbelt to meet repayment obligations under this line, Sunbelt must obtain replacement financing. To enable Sunbelt to raise these funds, Registrant has granted Sunbelt a temporary extension of the credit facility until June 30, 1994. Also, Registrant is committed to provide Sunbelt $25 million of non-revolving store development financing through April 1996. Registrant has arranged for a bank group to provide financing by which Registrant leases from an unaffiliated third party and subleases store sites to Sunbelt. Under this leasing facility, the leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these store leases as the terms expire, Registrant will be required to obtain other financing. Registrant expects financing of Sunbelt's store sites to remain at the same or similar terms and conditions as are currently in place. In addition to the above, Registrant also guarantees approximately $4.5 million of Sunbelt store lease commitments. Registrant's line of credit and leasing commitments are collateralized by 4.2 million shares of Sunbelt's common stock.

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

Impact of New Accounting Standards

    The adoption of Financial Accounting Standards Board's Statements No. 114 and 115 is expected to have no material impact on Registrant's results of operations.

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

Pier 1 Imports, Inc.
REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pier 1 Imports, Inc. and its subsidiaries at February 26, 1994 and February 27, 1993, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse
- --------------------

Fort Worth, Texas
April 14, 1994

                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except per share amounts)

                                                        Year Ended
                                             ------------------------------
                                               1994        1993      1992
                                             --------    --------  --------
Net sales                                    $685,393    $629,235  $586,659

Operating costs and expenses
  Cost of sales (including buying and
    store occupancy)                          425,801     383,053   358,216
  Selling, general and administrative
    expenses                                  197,444     180,218   172,478
  Depreciation and amortization                15,771      15,097    15,006
  Store-closing provision                      21,250          --        --
                                             --------    --------  --------
                                              660,266     578,368   545,700
                                             --------    --------  --------
      Operating income                         25,127      50,867    40,959

Gain on sale of subsidiary stock                   --          --     5,886
Interest income                                 4,406       4,445       594
Interest expense                              (21,177)    (19,401)  (16,906)
                                             --------    --------  --------
Income before income taxes and equity
  in net income (loss) of subsidiary            8,356      35,911    30,533
Provision for income taxes                      2,423       9,309     8,656
                                             --------    --------  --------
Income before equity in net income
  (loss) of subsidiary                          5,933      26,602    21,877
Equity in net income (loss) of
  subsidiary                                       --      (3,585)    4,456
                                             --------    --------  --------
Net income                                      5,933      23,017    26,333
Cumulative dividends on preferred
  stock                                            --          --        11
                                             --------    --------  --------
Net income available to common stockholders  $  5,933    $ 23,017  $ 26,322
                                             ========    ========  ========

Net income per common share                      $.16        $.62      $.71
                                                 ====        ====      ====

The accompanying notes are an integral part of these financial statements.

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

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares author-
    ized, 37,617,000 and 37,607,000 outstanding,
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

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)
                                                         Year Ended
                                             ------------------------------
                                               1994        1993      1992
                                              -------     -------   -------
Cash flow from operating activities:
  Net income                                  $ 5,933     $23,017   $26,333
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization              15,771      15,097    15,006
    Deferred taxes and other                   (3,006)       (764)    4,475
    Equity in undistributed losses
      (earnings) of subsidiary                     --       3,585    (4,456)
    Gain on sale of subsidiary stock               --          --    (5,886)
    Store-closing provision and other          23,250          --        --
    Change in cash from:
      Inventories                             (30,053)     (8,201)      761
      Accounts receivable and other
        current assets                        (17,550)     (3,670)    1,054
      Accounts payable and accrued expenses    10,103         446     7,557
      Other assets, liabilities, and
        other, net                              1,077       1,011       (13)
        Net cash provided by operating        -------     -------   -------
          activities                            5,525      30,521    44,831
                                              -------     -------   -------
Cash flow from investing activities:
  Capital expenditures                        (24,617)    (12,619)   (6,169)
  Proceeds from disposition of properties         791         159    14,076
  Other investments                            (2,353)         --        --
        Net cash (used in)/provided by        -------     -------   -------
          investing activities                (26,179)    (12,460)    7,907
                                              -------     -------   -------
Cash flow from financing activities:
  Cash dividends                               (3,560)     (2,409)      (11)
  Proceeds from issuance of long-term debt         --      72,353    24,344
  Repayments of long-term debt                     --     (35,362)  (59,738)
  Net (payments)/borrowings under line of
    credit agreements                         (33,000)      9,983   (46,000)
  Proceeds from subsidiary stock sale              --          --    18,072
  Proceeds from sales of capital stock,
    treasury stock, and other                     752       1,958     3,144
        Net cash (used in)/provided by        -------     -------   -------
          financing activities                (35,808)     46,523   (60,189)
                                              -------     -------   -------
Change in cash                                (56,462)     64,584    (7,451)
Cash at beginning of year                      73,585       9,001    16,452
                                              -------     -------   -------
Cash at end of year                           $17,123     $73,585   $ 9,001
                                              =======     =======   =======

The accompanying notes are an integral part of these financial statements.

                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE THREE YEARS ENDED FEBRUARY 26, 1994 (in thousands)
                                                                                     Subscriptions    Unrealized Loss
                                                            Cumulative               Receivable and    on Marketable     Total
                     Preferred  Common  Paid-in   Retained  Translation   Treasury      Unearned          Equity      Stockholders'
                       Stock    Stock   Capital   Earnings  Adjustments    Stock      Compensation      Securities       Equity
                     ---------  ------  -------   --------  -----------   --------   --------------   --------------- -------------
Balance March 2,
  1991                $1,500   $36,156  $86,916    $41,133     $1,064     ($6,831)      ($3,688)         $   --         $156,250
Purchase of treasury
  stock                   --        --       --         --         --      (2,187)          893              --           (1,294)
Restricted stock
  grant and
  amortization            --        --      (37)        --         --        (255)          535              --              243
Adjust to Sunbelt
  fiscal year-end
  date                    --        --       --     (1,177)        --          --            --              --           (1,177)
Exercise of stock
  options and
  other                   --        (2)  (1,363)      (160)        --       4,722            --              --            3,197
Currency translation
  adjustments             --        --       --         --       (494)         --            --              --             (494)
Cash dividends on
  preferred stock         --        --       --        (11)        --          --            --              --              (11)
Three percent stock
  dividend                --     1,071    9,098    (10,169)        --          --            --              --               --
Retirement of
  preferred stock     (1,500)       --   (2,311)    (2,105)        --          --            --              --           (5,916)
Net income                --        --       --     26,333         --          --            --              --           26,333
                      ------   -------  -------    -------     ------     -------        ------         -------         --------
Balance February 29,
  1992                    --    37,225   92,303     53,844        570      (4,551)       (2,260)             --          177,131
Purchase of treasury
  stock                   --        --       --         --         --      (1,226)           --              --           (1,226)
Restricted stock
  grant and
  amortization            --        --      (18)        --         --        (511)          582              --               53
Exercise of stock
  options and
  other                   --       382      899        (39)        --       3,689            --              --            4,931
Currency translation
  adjustments             --        --       --         --     (1,003)         --            --              --           (1,003)
Cash dividends ($.07
  per common share)       --        --       --     (2,409)        --          --            --              --           (2,409)
Net income                --        --       --     23,017         --          --            --              --           23,017
                      ------   -------  -------    -------      -----     -------        ------         -------         --------
Balance February 27,
  1993                    --    37,607   93,184     74,413       (433)     (2,599)       (1,678)             --          200,494
Purchase of treasury
  stock                   --        --       --         --         --      (1,545)           --              --           (1,545)
Restricted stock
  grant and
  amortization            --        --      (62)        --         --           9           309              --              256
Exercise of stock
  options and
  other                   --        10     (452)      (189)        --       3,251            --              --            2,620
Currency translation
  adjustments             --        --       --         --       (531)         --            --              --             (531)
Unrealized loss on
  marketable equity
  securities              --        --       --         --         --          --            --          (2,574)          (2,574)
Cash dividends ($.10
  per common share)       --        --       --     (3,560)        --          --            --              --           (3,560)
Net income                --        --       --      5,933         --          --            --              --            5,933
                      ------   -------  -------    -------    -------     -------       -------         -------         --------
Balance February 26,
  1994                $   --   $37,617  $92,670    $76,597    ($  964)    ($  884)      ($1,369)        ($2,574)        $201,093
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

      Marketable equity securities - Registrant records marketable equity securities at the lower of cost or market. Unrealized gains and losses on non-current marketable equity securities and related income tax effects are accumulated and included as a separate component of stockholders' equity. Adjustments for any impairments in the value (based on market conditions) that are deemed to be other than temporary are included as a loss in the current year's operations. In fiscal 1994, General Host Corporation ("General Host") common stock was Registrant's only non-current marketable equity security. The General Host investment was originally recorded at $17,945,000; this amount was determined as the average quoted market price of General Host common stock during the 30-day period immediately preceding the sale to General Host of Registrant's ownership interest in 4.2 million shares of the common stock of Sunbelt Nursery Group, Inc. ("Sunbelt"). In 1994, this carrying amount was reduced by $2,000,000 by a provision for an other than temporary decline in the market value of this common stock. As of February 26, 1994, the quoted market price of the General Host common stock aggregated $12,380,000, which resulted in an unrealized loss of $3,565,000 that is recorded, net of tax, as a component of Registrant's stockholders' equity.

      Translation of foreign currencies - Assets and liabilities are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

      Registrant hedges certain commitments denominated in foreign currency through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale; any gains or losses on such contracts are included in the cost of the merchandise purchased. At February 26, 1994, Registrant had approximately $5.7 million of forward exchange contracts outstanding with an immaterial fair value and with maturities ranging from one to nine months.

      Registrant enters into foreign exchange forward contracts only with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to its off-balance sheet financial instruments. Registrant does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material.

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

      Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising Registrant's base and their dispersion across many different geographic areas of the country.

      Net credit card charges on Registrant's proprietary credit card accounts are netted against selling, general and administrative expenses. A summary of Registrant's credit card results for each of the three fiscal years ended February 26, 1994 follows (in thousands):

                                                1994        1993      1992
                                              -------     -------   -------
      Costs:
        Processing fees                       $ 6,114     $ 5,049   $ 4,875
        Bad debt expense                        2,195       1,855     2,702
                                              -------     -------   -------
                                                8,309       6,904     7,577
                                              -------     -------   -------
      Income:
        Finance charges                         6,087       4,998     4,751
        Insurance and other income                238         165       185
                                              -------     -------   -------
                                                6,325       5,163     4,936
                                              -------     -------   -------
      Net credit card costs                   $ 1,984     $ 1,741   $ 2,641
                                              =======     =======   =======
      Pier 1 Preferred Card sales             $98,625     $60,661   $48,998
                                              =======     =======   =======
      Net cost as a percent of
        credit sales                             2.0%        2.9%      5.4%
                                                 ====        ====      ====

Note 3 - Properties

      Properties are summarized as follows at February 26, 1994 and February 27, 1993 (in thousands):
                                                          1994       1993
                                                         --------  --------
      Land                                               $  7,205  $  7,204
      Buildings                                            33,063    32,688
      Equipment, furniture and fixtures                    90,505    85,413
      Leasehold interests and improvements                 79,022    71,545
      Construction in progress                                190       214
                                                         --------  --------
                                                          209,985   197,064
      Less accumulated depreciation and
        amortization                                       98,475    89,053
                                                         --------  --------
          Properties, net                                $111,510  $108,011
                                                         ========  ========

Note 4 - Accounts payable and accrued liabilities/Other non-current liabilities

      The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at February 26, 1994 and February 27, 1993 (in thousands):
                                                           1994       1993
                                                          -------   -------
      Trade accounts payable                              $27,937   $23,603
      Accrued payroll and fringes                          16,933    17,637
      Accrued taxes, other than income                      2,913     2,412
      Accrued interest                                      3,397     3,560
      Accrued real property tax                             4,697     3,830
      Store-closing provision                              21,250        --
      Other accrued liabilities and expenses               12,645     8,749
                                                          -------   -------
        Accounts payable & accrued liabilities            $89,772   $59,791
                                                          =======   =======
      Accrued average rent                                $15,034   $13,531
      Other non-current liabilities                         6,126     5,782
                                                          -------   -------
        Other non-current liabilities                     $21,160   $19,313
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

      Registrant has an interest rate hedging agreement on $100 million of notional principal with a commercial bank, maturing August 5, 1995, for the purpose of limiting Registrant's exposure to interest rate fluctuations on its $25 million of industrial revenue bonds as well as approximately $75 million of store operating lease agreements with rental payments linked to LIBOR. This agreement was designated as a hedge contract and, therefore, the differential to be paid or received is recognized over the life of the agreement. Registrant pays 6.25% under the agreement and, since inception, has received an average of 4.01%. Registrant's weighted average interest rate, including the effect of hedging activities, was 10.0%, 9.4% and 9.1% for the 1994, 1993 and 1992 fiscal years, respectively. The weighted average interest rate, excluding the effects of hedging activities, would have been 8.3%, 7.7% and 7.9% for the 1994, 1993 and 1992 fiscal years, respectively.

      The fair value of this hedging agreement is $2.2 million at February 26, 1994, and represents the estimated amount, which was obtained from counterparties, that Registrant would pay to terminate the agreement at February 26, 1994. Registrant regularly monitors its position with, and the credit quality of, the financial institution that is counterpart to this financial instrument, and it does not anticipate nonperformance by the counterparty.

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

Note 8 - Matters concerning stockholders' equity

      Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which Registrant's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute a maximum equal to their monthly directors' fees. Registrant contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the plan. Approximately 268,000 shares were allocated to Stock Purchase Plan participants during fiscal 1994, all of which were purchased on the open market. Registrant contributions to the Plan were $867,000, $841,000 and $830,000 in fiscal years 1994, 1993 and 1992, respectively.

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
                                                         ========   =======

      The difference between income taxes at the statutory federal income tax rate of 35 percent in fiscal 1994, 34 percent in fiscal 1993 and fiscal 1992, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                1994        1993      1992
                                               ------     -------   -------
      Tax at statutory federal tax rate        $2,925     $12,208   $10,381
      Tax treatment on sale of subsidiary
        stock                                    (282)         --    (2,312)
      State income taxes, net of federal
        benefit                                   856         966       816
      Tax-favored investment income              (284)       (574)       --
      Targeted jobs tax credit                   (395)       (332)     (229)
      Foreign income taxed at lower rates        (528)     (2,959)       --
      Other, net                                  131          --        --
                                               ------     -------   -------
                                               $2,423     $ 9,309   $ 8,656
                                               ======     =======   =======

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

      Registrant has agreements with unaffiliated groups to lease certain stores and distribution center space. These unaffiliated groups are presently committed to make available up to $101.8 million for development or acquisition of stores leased by Registrant. Presently, Registrant has used $99.5 million of that availability. Agreements with these groups mature over the next five years, and Registrant management is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 38 stores by these unaffiliated groups, Registrant has guaranteed the residual value of these buildings at approximately $25 million at the end of the lease terms.

      Registrant's lease commitments include amounts due to Comdisco, Inc. for a computer leased in June 1991 for a period of five years at an annual rent of approximately $1.1 million. Registrant considered competitive bids from several firms before entering into the lease. In a matter unrelated to this leasing transaction, in April 1993, Kenneth N. Pontikes, Chairman and President of Comdisco, Inc. was invited to and did become a Director of Registrant.

      In fiscal 1993, Registrant invested in preference stock of The Pier, located in the United Kingdom. Registrant guarantees approximately $4 million of debt for The Pier.

Note 11 - Litigation

      There are various claims, lawsuits, investigations and pending actions against Registrant and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at February 26, 1994; however, Registrant considers them to be ordinary and routine in nature. While certain of the lawsuits involve substantial amounts, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on Registrant's financial position, results of operations or liquidity.

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

      In April 1993, Registrant completed the sale of its 49.5% ownership interest in Sunbelt to General Host, a third party unrelated to Registrant or Sunbelt. Registrant received as compensation for the Sunbelt shares 1.9 million shares of General Host common stock, which represented approximately 9.7% of that company's outstanding common stock. At the date of sale, Registrant's net investment in Sunbelt totaled $17,992,000 and the market value of the General Host common stock received as the purchase price of Sunbelt was $17,945,000. To assist in the transition of ownership to General Host, Clark A. Johnson, Chairman and Chief Executive Officer of Registrant, served on Sunbelt's Board of Directors until November 1993.

      In connection with Registrant's sale of its Sunbelt investment to General Host, Registrant provided Sunbelt a line of credit aggregating $12 million, all of which was outstanding at February 26, 1994. In order for Sunbelt to meet repayment obligations under this line, Sunbelt must obtain replacement financing. To enable Sunbelt to raise these funds, Registrant has granted Sunbelt a temporary extension of the credit facility until June 30, 1994. Also, Registrant is committed to provide Sunbelt $25 million of non-revolving store development financing through April 1996. Registrant has arranged for a bank group to provide the current financing by which Registrant leases from an unaffiliated third party and subleases store sites to Sunbelt. Under this leasing facility, the leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these store leases as the terms expire, Registrant will be required to obtain other financing. Registrant expects financing of Sunbelt's store sites to remain at same or similar terms and conditions as are currently in place. In addition to the above, Registrant also guarantees approximately $4.5 million of Sunbelt store lease commitments. Registrant's line of credit and leasing commitments are collateralized by 4.2 million shares of Sunbelt's common stock. The last sale price for Sunbelt common stock reported on the American Stock Exchange on February 25, 1994, was $2.81.


Note 14 - Selected quarterly financial data (unaudited)

      Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended February 26, 1994 and February 27, 1993 are set forth below:

                                         Three Months Ended
                             -----------------------------------------
       Fiscal 1994            5/29/93    8/28/93   11/27/93    2/26/94
       -----------           --------   --------   --------   --------

Net sales                    $158,593   $181,441   $163,457   $181,902
                              =======    =======    =======    =======
Gross profit                  $61,690    $65,834    $63,022    $69,046
                              =======    =======    =======    =======
Net income (loss)              $4,702     $7,343     $4,042   ($10,154)(3)
                               ======     ======     ======   ========
Primary net income (loss)
     per common share(2)         $.12       $.20       $.11      ($.27)
                                 ====       ====       ====      =====

                                         Three Months Ended
                             -----------------------------------------
       Fiscal 1993            5/30/92    8/29/92   11/28/92    2/27/93
       -----------           --------   --------   --------   --------

Net sales                    $152,083   $166,416   $144,923   $165,813
                             ========   ========   ========   ========
Gross profit                  $59,732    $61,548    $56,655    $68,247
                              =======    =======    =======    =======
Net income(1)                  $8,055     $7,453     $2,247     $5,262
                               ======     ======     ======     ======
Primary net income per
     common share(2)             $.22       $.20       $.06       $.14
                                 ====       ====       ====       ====
- ----------------
     (1) SFAS 109 was issued in February 1992 and was adopted by Registrant in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on Registrant's financial position or results of operations.

     (2) Fully diluted earnings per share resulted in less than 3% dilution of primary earnings per share for both years and for all periods presented with the exception of a $.01 dilution in the first and second quarters of fiscal years 1994 and 1993.

     (3) Includes $21,250 provision for store closings and $2,000 write-down of investment in the common stock of General Host Corporation.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 1995
                                        PIER 1 IMPORTS, INC.

                                        By: /s/ J. Rodney Lawrence
                                            J. Rodney Lawrence
                                            Senior Vice President