Form 10-Q/A
period 1994-05-28
PIER 1 IMPORTS INC/DE
filed 1995-01-13
CIK 278130

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A
                               Amendment No. 1


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

    Item 2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended May 28, 1994, is amended and restated as set forth below.


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

Operating income increased $0.4 million to $11.3 million during the first quarter of fiscal 1995 compared to $10.9 million in the first quarter of fiscal 1994. Net income for the fiscal 1995 first quarter aggregated $5.5 million with earnings per share of $.15 compared to fiscal 1994 first quarter net income of $4.7 million and earnings per share of $.12.

    Based upon market prices at quarter-end, the value of the Company's holdings of General Host common stock was $3.4 million less than the Company's cost and $0.8 million less than its market value at February 26, 1994. The Company has identified certain factors that may have contributed to this decline: poor past earnings performance by General Host and a general decline in market conditions. In January 1994, General Host announced a store closing and cost reduction program, the results of which are intended to improve General Host's earnings performance and stock price. Accordingly, the Company continues to believe the decline in the price of General Host common stock to be temporary. The Company reduced the carrying amount of its holdings of General Host common stock to market value during the quarter by increasing the valuation allowance by $0.8 million to $3.4 million through a charge to stockholders' equity representing the net unrealized loss.


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

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 12, 1995
                                            PIER 1 IMPORTS, INC.

                                            By: /s/ J. Rodney Lawrence
                                                J. Rodney Lawrence
                                                Senior Vice President