Form 10-K
period 1995-02-25
PIER 1 IMPORTS INC/DE
filed 1995-05-26
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended February 25, 1995.

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from     to

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
             (Exact name of Company as specified in its charter)

     DELAWARE                                          75-1729843
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

301 Commerce Street, Suite 600
Fort Worth, Texas                                             76102
(Address of principal executive offices                     (Zip Code)

Company's telephone number, including area code:  (817) 878-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
- -------------------                                -----------------------
Common Stock, $1 par value                         New York Stock Exchange
11 1/2% Sub. Debentures Due 2003                   New York Stock Exchange
6 7/8% Convertible Sub. Notes Due 2002             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of May 3, 1995, there were 37,737,008 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of the Company held by non-affiliates was approximately $316 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
- ---------------------              ---------------------
Part III                           Proxy Statement for 1995 Annual Meeting

                                   PART I


Item 1.   Business.

          (a)  General Development of Business.

               From fiscal 1990 through fiscal 1995, the Company, through its subsidiary, Pier 1 Imports (U.S.), Inc. ("Pier 1"), expanded its specialty retail operations from 517 retail stores to 628 stores. In fiscal year 1995, the Company continued to execute its expansion plan by opening 42 new Pier 1 Imports stores, including one store representing a test of a mall-based concept, and closed 50 stores. The number of new stores opened during the fiscal year paralleled the previous fiscal year's rate when the Company opened 48 new Pier 1 Imports stores. Throughout the fiscal year, the Company continued its focus on cost efficiencies and expense controls. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, the Company plans to open 55 new Pier 1 Imports stores and six to ten mall-based stores in fiscal year 1996.

               Set forth below is a list by city of Pier 1-operated stores opened in fiscal 1995:

Altoona, PA                      Littleton, CO
Anderson, SC                     Manchester, CT
Auburn, MA                       Manchester, NH
Bloomington, IN                  Manhattan, KS
Bridgewater, NJ                  Middletown, NY
Council Bluffs, IA               Midland, TX
Culver City, CA                  Naples, FL
Dothan, AL                       Orlando, FL
Enfield, CT                      Paramus, NJ
Fairborn, OH                     Peoria, AZ
Fort Worth, TX                   Puyallup, WA
Grand Island, NE                 Rochester, MN
Grand Junction, CO               San Angelo, TX
Green Bay, WI                    Saugus, MA
Hampton, VA                      Scottsdale, AZ
Holland, MI                      Sioux City, IA
Holyoke, MA                      St. Charles, IL
Hyannis, MA                      Tallahassee, FL
Idaho Falls, ID                  Traverse City, MI
Jacksonville, FL                 Tupelo, MS
Lake Jackson, TX                 West Covina, CA

               Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Los Angeles, California; and Savannah, Georgia. For the distribution centers in Fort Worth and Columbus, the Company has filed applications to create Foreign Trade Zones to facilitate the shipment of goods from overseas sources to Canadian and Mexican Pier 1 retail units.

               In fiscal 1994, the Company recorded a non-cash special charge of $21.3 million before taxes for a store-closing provision that was established to reflect the anticipated costs to close 49 stores with histories of underperformance and high occupancy costs and to close the Canadian distribution center and administrative offices. At the end of fiscal 1995, the Company had closed 46 stores, and in March 1995, the Canadian distribution center and related administrative offices were closed. Agreements have been reached with a majority of landlords regarding lease terminations for the remaining stores in the store-closing program.

               In fiscal 1993, the Company invested in preference stock of The Pier Retail Group Limited ("The Pier") located in the United Kingdom. As of February 25, 1995, loans to and investments in The Pier aggregated $3.3 million, with additional debt guarantees of approximately $6.4 million. The Pier is an eleven-store retail chain that offers decorative home furnishings and related items in a store setting similar to that operated by the Company. In fiscal 1996 The Pier plans to add an additional five stores in the United Kingdom.

               In fiscal 1994, Pier 1 entered into a product distribution agreement with Sears de Mexico S.A. ("Sears") to supply Sears with Pier 1 merchandise to be sold by Sears in retail space exclusively dedicated to the sale of Pier 1 merchandise within certain Sears stores in Mexico. Presently, the "store-within-a-store" concept is operating in six (6) locations in Mexico City and one (1) location in Monterrey. Under the terms of the arrangement Sears provides the dedicated retail selling space and the sales associates to manage the business on a local level. Sears pays Pier 1 for the merchandise after its retail sale and pays certain fees for the use of Pier 1's trademarks and merchandising services.

               In December 1994, the Company completed a private placement of $12.5 million of 8 1/2% exchangeable debentures due December 1, 2000, providing for mandatory exchange of the debentures into the 2.1 million shares of General Host common stock held by the Company. The Company received net proceeds of $11.1 million from the sale of the exchangeable debentures and intends to utilize the funds for general corporate purposes.

               On December 9, 1994, the Board of Directors announced the adoption of a Shareholder Rights Plan consisting of a dividend of one common share purchase right payable on each share of the Company's common stock outstanding on December 21, 1994, pursuant to a Rights Agreement between the Company and First Interstate Bank of Texas, N.A., as rights agent. Additionally, one share purchase right will be issued with respect to each share of common stock issued after December 21, 1994.

               (b)  Financial Information About Industry Segments.

               The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.

               Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements which are set forth in Item 8 herein.

               (c)  Narrative Description of Business.

               The specialty retail operations of Pier 1 consist of a chain of retail stores operating in the United States, Canada, and Puerto Rico under the name "Pier 1 Imports" along with relationships involving international retail operations in the United Kingdom and Mexico, selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, accessories and other specialty items for the home, and distinctive casual clothing and fashion accessories.

               On February 25, 1995, Pier 1 operated 603 stores in 46 states of the United States, and Puerto Rico, and 25 stores in two Canadian provinces as well as additional international operations in the United Kingdom and Mexico. It also had franchised 31 stores in 21 states. The company-operated Pier 1 stores average approximately 7,500 square feet in size of retail selling space, and are generally located in strip shopping centers or are freestanding units, predominately located near or in suburbs of metropolitan areas. During fiscal 1995, net sales of Pier 1 totalled $712.0 million. Pier 1 stores have their highest sales volumes during November and December, reflecting the Christmas selling season.

               Pier 1 offers a diverse selection of products consisting of over 5,000 items. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

               FURNITURE - This product group consists of furniture to be used in sun rooms, living, dining and kitchen areas, and on patios and constituted approximately 27.5%, 26.8% and 26.3% of the total retail sales of Pier 1 in fiscal years 1995, 1994 and 1993, respectively. These goods are mainly imported from Taiwan, Hong Kong, China, the Philippines and Indonesia, and are made of metal and handcrafted natural materials, including rattan, buri, willow, pine, beech, rubber, and selected hardwoods with either natural or painted finishes.

               DECORATIVE HOME FURNISHINGS - This product group constituted the most diverse category of merchandise in Pier 1's sales mix and contributed approximately 25.7%, 24.4% and 23.7% to Pier 1's total retail sales in fiscal years 1995, 1994 and 1993, respectively. These items are imported from approximately 40 countries and include brass, marble and wood items as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items, practically all of which are handcrafted from natural materials.

               DINING AND KITCHEN GOODS - This product group is imported from India, the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 15.2%, 14.1% and 14.1% of the total retail sales of Pier 1 in fiscal years 1995, 1994 and 1993, respectively.

               TEXTILES - This product group consists of linen items, padding, custom order fabrics as well as window coverings, bedspreads, and pillows, of which most items are produced from original designs created both domestically and in India. These goods accounted for approximately 12.9%, 13.5% and 13.9% of the total retail sales of Pier 1 in fiscal years 1995, 1994 and 1993, respectively.

               CLOTHING, JEWELRY AND FASHION ACCESSORIES - This product group is imported from India, Greece and Indonesia and accounted for approximately 8.7%, 12.1% and 14.4% of the total retail sales of Pier 1 in fiscal years 1995, 1994 and 1993 respectively.

               Merchandise offered for sale in Pier 1 stores largely consists of items that require a significant degree of handcraftsmanship. Most items are imported directly by Pier 1 from foreign suppliers. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. During fiscal 1995, Pier 1 imported approximately 23.7% of its purchases from China, 18.2% from India, and 31.4% from Indonesia, Japan, Thailand, the Philippines, and Italy. The remaining 26.7% was imported from various Asian, European, Central American, South American and African countries or obtained from United States manufacturers, wholesalers or importers. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

               Pier 1 currently maintains six regional distribution centers located in or near Baltimore, Maryland; Los Angeles, California; Fort Worth, Texas; Chicago, Illinois; Savannah, Georgia; and Columbus, Ohio, and leases additional space from time to time and on a temporary basis. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked, and made available for shipment to the various stores in the center's region. The merchandise is then distributed to the retail stores by contract carriers. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 is required to maintain a significant amount of inventory in order to be assured of a sufficient supply of products to its customers. A stock of regularly reordered items and temporary inventory surpluses have, from time to time, been carried at the distribution centers.

               Pier 1 stores have no direct national competitors. The major competition arises at a local level from other retailers offering similar lines of merchandise, such as small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. The Company believes Pier 1 enjoys a competitive edge over these stores, due to its greater name awareness and the extent and variety of the merchandise offered at Pier 1 stores. While other competing stores may offer a few items that change somewhat infrequently, Pier 1 offers over 5,000 items of which approximately forty percent (40%), change each year.

               As a retailer of imported merchandise, Pier 1 is subject to certain risks that typically do not affect retailers of domestically produced merchandise, including the need to order merchandise from four to twelve months in advance of delivery and to pay for such merchandise at the time it is loaded for transport to designated U.S., international or Canadian destinations. Additionally, dock strikes, fluctuations in currency values and monetary exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of Pier 1.

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

               On March 3, 1994, President Clinton signed an executive order re-instituting a trade provision known as Special 301 which is designed to allow negotiations before countries are designated as priority foreign countries. Priority foreign countries are the nations whose trade practices, if corrected, would provide the greatest potential for expansion of U.S. exports. In April 1995 the Office of the U.S. Trade Representative in its annual report under Special 301 did not designate any country as a priority foreign country which would have triggered immediate negotiations and the threat of trade sanctions. The United States may employ other measures to implement its international trade policies and objectives, such as the withdrawal, selectively or entirely, of most favored nation ("MFN") status to countries around the world, which would cause U.S. import duties to increase. Presently, the President is considering the MFN status of the Peoples Republic of China, which, if lost entirely, would cause the Company to source affected goods from other countries. Any type of sanction is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In such event, the Company will seek similar products from other countries.

               In April 1994, the United States and more than 100 other countries culminated over six years of negotiations with an agreement to reduce, over time, tariff and non-tariff barriers to world trade in goods and services and which created a new world trade organization to replace the General Agreement on Tariffs and Trade next year. United States congressional approval was obtained in December 1994. Any agreement which may reduce tariff and non-tariff barriers in international trade is considered beneficial to the Company's business in the United States and around the world.

               Pier 1 owns three federally registered service marks under which its company-operated and franchised stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS and 1,104,059 for the mark PIER 1.

               On February 25, 1995, Pier 1 employed 8,671 persons: 504 were full time employees at Pier 1's home office, 3,781 were full time employees and 4,386 were part time employees.

               The Company maintains one wholly owned foreign subsidiary, which is incorporated under the laws of Hong Kong. The foreign subsidiary manages certain merchandise procurement, export and financial service functions for Pier 1.

Item 2.   Properties.

          (a)  Properties of the Company.

               As a holding company, the Company does not own any physical property materially important to the conduct of its business operations. The Company's home office in Fort Worth, Texas is leased by Pier 1.

          (b)  Properties of Pier 1.

               Pier 1 leases certain properties consisting principally of retail stores, warehouses and office space. In July 1985, Pier 1 entered into a lease agreement which currently provides 128,770 square feet of office space in downtown Fort Worth for the Company's home office. Most of Pier 1's retail store operations are conducted pursuant to leases which are classified as operating leases, and at February 25, 1995, the present value of Pier 1's minimum future operating lease commitments for various stores and warehouses aggregated approximately $393 million.

               Pier 1 currently owns and leases distribution space of approximately 3 million square feet. Additional temporary space requirements are met by leasing space on a short term basis.

               The following table shows the distribution by state of Pier 1 stores operated by Pier 1 as of February 25, 1995:

United States and Puerto Rico
- -----------------------------
Alabama                 5        Nebraska             4
Arizona                 9        Nevada               3
Arkansas                2        New Hampshire        4
California             80        New Jersey          18
Colorado               15        New Mexico           2
Connecticut            13        New York            30
Delaware                2        North Carolina      11
District of Columbia    1        North Dakota         3
Florida                41        Ohio                31
Georgia                17        Oklahoma             5
Idaho                   2        Oregon               5
Illinois               33        Pennsylvania        22
Indiana                10        Puerto Rico          1
Iowa                    5        Rhode Island         2
Kansas                  5        South Carolina       6
Kentucky                5        Tennessee           11
Louisiana               8        Texas               51
Maryland               16        Utah                 4
Massachusetts          20        Virginia            21
Michigan               23        Washington          15
Minnesota              13        West Virginia        1
Mississippi             3        Wisconsin           13
Missouri               10        Wyoming              1
Montana                 1

Canada
- ------

Ontario                16
Quebec                  9


              Warehouse properties that are owned or leased by Pier 1 are as follows:

                                                    Owned/Leased
Location                         Approx. Sq. Ft.    Facility
- --------                         ---------------    ------------
Baltimore, Maryland              634,186 sq. ft.    Leased
Columbus, Ohio                   527,127 sq. ft.    Leased
Chicago, Illinois                297,552 sq. ft.    Owned
Fort Worth, Texas                454,868 sq. ft.    Owned
Rancho Cucamonga, California     515,990 sq. ft.    Leased
Savannah, Georgia                393,216 sq. ft.    Owned


               Pier 1 participates in a limited partnership to provide for financing and construction of Pier 1 retail stores. As of February 28, 1995, the partnership owned 33 retail stores that are currently open and operating. The investment by the partnership in land and buildings approximated $44.3 million.

               The Company has agreements with unaffiliated groups to lease certain stores and distribution center space. These unaffiliated groups are committed to make available up to $111.8 million for development or acquisition of properties leased by Pier 1. As of February 25, 1995, the Company has used $82.8 million of that availability. Of the $82.8 million, Pier 1 has utilized $22.8 million to finance the development of 13 nursery centers for a subsidiary of Sunbelt Nursery Group, Inc. ("Sunbelt"). These properties are leased by Pier 1 and subleased to the Sunbelt subsidiary (see "Item 7-Liquidity and Capital Resources"). Agreements with these groups mature over the next three years, and the Company is continuously monitoring financial markets to optimize renewal terms.

Item 3.   Legal Proceedings.

               There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at February 25, 1995. While a certain number of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolutions of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders.

               There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.


                      EXECUTIVE OFFICERS OF THE COMPANY

     CLARK A. JOHNSON, age 64, has served as Chairman and Chief Executive Officer of the Company and a member of the Executive Committee since March 1988. He has been a Director of the Company since March 1983. From May 1985 to March 1988, Mr. Johnson was President and Chief Executive Officer of the Company. He is a Director of Albertson's, Inc., InterTAN, Inc., The Actava Group Inc., Anacomp, Inc. and Heritage Media Corporation.


     MARVIN J. GIROUARD, age 55, has served as President and Chief Operating Officer of the Company and as a Director since August 1988. From May 1985 until August 1988, he served as Senior Vice President - Merchandising of Pier
1.  Additionally, he serves as a Director of ENSERCH Corporation.

     ROBERT G. HERNDON, age 61, has served as Executive Vice President of the Company since August 1988 and Chief Financial Officer since November 1985.
He served as Senior Vice President from November 1985 to August 1988. He is a director of The Leather Factory.

     J. RODNEY LAWRENCE, age 49, has served as Senior Vice President of Legal Affairs and Secretary of the Company and Pier 1 since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

     E. MITCHELL WEATHERLY, age 47, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 from August 1985 to June 1992.

     PHIL E. SCHNEIDER, age 43, has served as Senior Vice President of Marketing of the Company and Pier 1 since May 1993 and served as Vice President of Advertising of Pier 1 from January 1988 to May 1993.

     CHARLES H. TURNER, age 38, has served as Senior Vice President of Stores of the Company and Pier 1 since August 1994 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     PERRY R. MCNEELY, age 47, has served as Senior Vice President of Logistics of the Company and Pier 1 since June 1994.

     JAY R. JACOBS, age 40, has served as Senior Vice President of Merchandising of the Company since May 1995 and served as Vice President of Pier 1 Divisional Merchandising from May 1993 to May 1995.

     The officers of the Company, who are appointed by the Board of Directors, hold office until their successors are elected and qualified, or until their earlier death, resignation or removal.

     None of the above executive officers has any family relationship with any other of such officers. None of such officers was selected pursuant to any arrangement or understanding between him and any other person.


                                   PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
Matters.


                    MARKET PRICE AND DIVIDEND INFORMATION

                     Market Price(1)    Cash Dividends
Fiscal 1995           High     Low         Per Share
- -----------          ------   ------    --------------
First Quarter         9 1/8    7 3/8        $0.025
Second Quarter        8 5/8    7 1/8         0.025
Third Quarter         8 3/4    7 3/8         0.030
Fourth Quarter       10 1/8    7 1/2         0.030

Fiscal 1994
- -----------
First Quarter        12 1/4    8 3/8        $0.020
Second Quarter       10 1/8    8 1/4         0.025
Third Quarter        11 1/4    8 3/8         0.025
Fourth Quarter       10 7/8    8 3/8         0.025

(1) Market prices do not reflect impact of 5% stock dividend distributed May
    1995.


          The Company's common stock is traded on the New York Stock Exchange. As of May 3, 1995, there were approximately 16,000 shareholders of record of the Company's common stock.

          Certain of the Company's existing loan agreements limit specific payments and distributions, including cash dividends, loans to shareholders and purchases of treasury stock. Generally the Company may make "restricted payments," as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of approximately $13.9 million as of February 25, 1995. Additionally, the Company is required to maintain various financial ratios. The Company's Board of Directors currently expects to pay modest cash dividends in fiscal 1996, but intends to retain most of future earnings for the expansion of the Company's business. A cash dividend of $.03 per share was paid May 17, 1995 and a stock dividend of 5% per share was paid May 8, 1995. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

      Item 6.Selected Financial Data.

                                                    FINANCIAL SUMMARY (Unaudited)
                                              ($ in millions except per share amounts)
                         10-Year
                        Compound
                          Annual                                      Year Ended
                          Growth    -------------------------------------------------------------------------------------
                           Rate     1995     1994    1993    1992    1991    1990    1989    1988    1987    1986    1985
                         --------   ----     ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Summary of operations:(1)
  Net sales               15.2%     $712.0   685.4  629.2   586.7   562.7   516.9   414.6   327.2   262.3   203.9   173.5
  Gross profit            15.1%     $277.6   259.6  246.2   228.4   210.5   210.1   169.7   135.2   109.0    81.6    68.1
  Selling, general and
    administrative
    expenses              14.9%     $206.0   195.4  180.2   172.4   169.9   148.8   117.8    96.0    78.6    59.3    51.4
  Depreciation and
    amortization          19.0%     $ 16.0    15.8   15.1    15.0    14.3    13.1    10.0     7.9     5.5     3.5     2.8
  Store-closing pro-
    vision                          $  -      21.3    -       -       -       -       -       -       -       -       -
  Write-down of General
    Host securities                 $  7.5     2.0    -       -       -       -       -       -       -       -       -
  Interest expense, net   14.9%     $ 12.0    16.8   15..0   16.3    12.3     9.7    10.0     8.1     3.6     3.6     3.0
  Income before income
    taxes and equity in
    net income (loss)
    of subsidiary         12.7%     $ 36.0     8.4   35.9    30.5    14.0    38.5    31.9    23.2    21.3    15.2    10.9
  Equity in net income
    (loss) of subsidiary            $  -       -     (3.6)    4.5    (2.4)    -       -       -       -       -       -
  Net income for common
    stockholders          15.5%     $ 24.9     5.9   23.0    26.3     6.3    25.3    21.6    15.8    12.0     8.6     5.9
Per common share data
  (adjusted for stock
  splits and dividends):(2)
  Net income for common
    stockholders          11.1%     $  .63     .15    .59     .68     .16     .64     .64     .47     .37     .31     .22
  Cash dividends declared           $  .11     .10    .07    -        .15     .12     .08     .06     .02     .01    -
  Stockholders' equity    16.0%     $ 5.67    5.09   5.11    4.56    4.07    4.60    3.42    2.79    2.33    1.73    1.28
Other financial data:
  Working capital         21.4%     $267.8   229.0  225.2   160.0   126.7   144.3   117.2    87.2    96.8    43.4    38.6
  Current ratio                        4.1     3.5    3.4     3.0     2.1     3.2     2.9     2.3     3.3     2.4     3.5
  Total assets            20.4%     $488.7   463.3  460.5   386.4   428.9   350.5   299.9   257.9   218.3   106.6    76.5
  Long-term debt          19.2%     $154.4   145.2  147.2   106.8   140.6    92.6   121.3    96.5   101.5    26.7    26.7
  Stockholders' equity    20.7%     $225.2   201.1  200.5   177.1   156.3   181.4   115.8    94.1    74.4    48.5    34.3
  Weighted average shares
    outstanding and common
    stock equivalents
    (millions)(2)          4.0%       39.7    39.5   39.2    38.9    38.4    39.5    33.8    33.8    32.0    28.1    26.7
  Effective tax rate                  31.0%   29.0   25.9    28.3    35.8    33.7    31.5    30.8    43.7    43.2    46.0
  Return on common
    stockholders'
    average equity                    11.0%    3.0   12.2    15.8     3.7    17.0    20.6    18.8    19.5    20.8    18.6
  Return on average
    total assets                       5.1%    1.3    5.4     6.5     1.6     7.8     7.7     6.6     7.4     9.4     8.2
  Pre-tax return on sales              5.1%    1.2    5.7     5.2     2.5     7.4     7.7     7.1     8.1     7.5     6.3

(1) This financial summary is prepared on the basis of continuing operations after the distribution of the common shares of two subsidiaries to shareholders in December 1985, and before the tax benefits of operating loss carryforwards fully utilized in fiscal 1986.
(2) Reflects the effect of a 5% stock dividend distributed May 8, 1995, a 3% stock dividend distributed November 19, 1991, a 2%
    stock dividend distributed May 15, 1991,  stock splits on July 2, 1987, January 13, 1987 and July 18, 1986, and a 10% stock dividend distributed February 28, 1986.

/TABLE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Pier 1 Imports, Inc. (the "Company") is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with 628 stores in 46 states, Puerto Rico and Canada, along with relationships involving international retail operations in the United Kingdom and Mexico as of the fiscal 1995 year-end. The Company reported record sales of $712.0 million for fiscal 1995 and net income of $24.9 million, or $.63 per share, after recording a non-cash, after-tax special charge of $5.2 million in the third quarter to reflect a write-down of the carrying value of the Company's holdings of General Host Corporation ("General Host") common stock. Net income before the special charge would have been $30.1 million, or $.76 per share, for fiscal 1995. In March 1995, the Company announced a 5% common stock dividend distributable to stockholders of record on May 1, 1995. All per share amounts have been adjusted to reflect the impact of the stock dividend.

FISCAL YEARS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

          During fiscal 1995, net sales increased by $26.6 million, or 3.9%, to $712.0 million compared with fiscal 1994 net sales of $685.4 million. This growth was primarily attributable to growth in same-store sales which increased 4.8% compared to fiscal 1994. During fiscal 1995, the Company opened 42 new stores. Sales of hard goods merchandise such as furniture and decorative accessories increased 12% in fiscal 1995 over fiscal 1994, and sales of soft goods merchandise such as apparel and jewelry decreased 21% in fiscal 1995 compared to the prior year. Hard goods and soft goods sales contributed approximately 91% and 9%, respectively, of total sales during fiscal 1995. The Company's sales mix shifted during fiscal 1995 to reflect the Company's focus on increasing consumer demand for furniture and decorative accessories coupled with lower demand for apparel and related accessories. This sales shift resulted in higher average ticket sales and a 5.1% increase in sales per average square foot of retail selling space to $154.03 from $146.57 in the prior year. Sales of $26.7 million from stores closed during the year pursuant to the store-closing program, initiated at the end of fiscal 1994, were excluded from the Company's reported sales for fiscal 1995. Sales in these stores were included in fiscal 1994 reported sales and aggregated $37.7 million.

          Sales on the Company's proprietary credit card were $124.7 million, or 17.5% of total sales, during the 1995 fiscal year, an increase of $26.1 million, or 26.4%, over the prior fiscal year. Credit card receivables totalled $62.6 million at the end of fiscal 1995, a 29.9% increase over the prior fiscal year. The Company actively pursues increasing the cardholder base in order to use the cardholder list as a basis for direct mail advertising and because it believes that such a base increases customer loyalty and repeat business. Sales on the Company's proprietary credit card are encouraged through specific marketing promotions.

          Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 1.1% to 39.0% in fiscal 1995 from 37.9% in fiscal 1994. The increase resulted primarily from leveraging relatively fixed store occupancy costs through greater sales, combined with the closing of 49 stores (which as a group had higher occupancy costs as a percentage of sales than did the remaining population of stores). Gross profit on merchandise, as a percentage of sales, remained unchanged at 53.4% in fiscal 1995 compared to fiscal 1994. During fiscal 1995, the contribution of the components of gross profit changed as margins improved in furniture due to a reduction in merchandise discounts and clearance markdowns, and margins decreased in decorative accessories and dining and kitchen as a result of clearance markdowns aimed at decreasing inventory levels. Soft goods gross profit components were down from 52% last year to 50% in fiscal 1995 as a result of intentional lowering of retail prices to stimulate sales.

          Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 0.4% to 28.9% in fiscal 1995 compared to 28.5% in fiscal 1994. In total dollars, these expenses for fiscal 1995 increased $10.6 million over fiscal 1994, with $7.0 million of the increase attributable to expenses that normally increase proportionately with sales, such as store salaries and marketing. These variable expenses, as a percentage of sales, remained essentially unchanged from last year. Management bonuses increased by $3.6 million as a result of increased earnings. Net proprietary credit card expenses declined by $1.2 million, primarily as a result of increased finance charge income, and all other selling, general and administrative expenses increased by $1.2 million.

          In fiscal 1994, the Company recorded a special charge of $21.3 million before taxes for a store-closing provision that was established to reflect the anticipated costs to close 49 stores with histories of underperformance and high occupancy costs and to close the Canadian distribution center and administrative offices. At the end of fiscal 1995, the Company had closed 46 stores; the Canadian distribution center and administrative offices were closed in March 1995. Agreements have been reached with a majority of landlords regarding lease terminations for stores in the store-closing program. The balance of the store-closing reserve at fiscal 1995 year-end was $11.8 million, which consisted primarily of anticipated final cash requirements associated with lease termination costs. The $9.5 million utilized out of the store-closing reserve during fiscal 1995 consisted of lease termination costs of $3.0 million, fixed asset write-downs and inventory liquidation costs of $4.8 million, interim operating losses and other costs of $1.4 million and severance costs of $0.3 million.

          Operating income improved $28.5 million to $55.6 million in fiscal 1995 from $27.1 million in the prior year.

          During fiscal 1995, net interest expense declined primarily due to lower effective interest rates coupled with lower debt, net of cash balances.

          In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host, a third party unrelated to the Company or Sunbelt, in exchange for 1.9 million shares of General Host common stock. Subsequently, General Host distributed two 5% stock dividends, resulting in an increase in the Company's holdings to 2.1 million shares of General Host common stock at February 25, 1995. In fiscal 1994, the Company recorded a provision for the write-down of the carrying value of the Company's holdings of General Host common stock. Based on prices at fiscal year-end 1994, the market value of General Host common stock was $5.6 million less than the Company's original carrying amount. After an assessment of factors which may have contributed to the decline, the Company estimated $2.0 million of this decline to be other than temporary and recorded a corresponding charge to income in fiscal 1994. The remaining $3.6 million decline in market value was considered to be temporary. In spite of favorable developments relating to General Host, the General Host stock price did not improve during fiscal 1995. Consequently, in the third quarter of fiscal 1995, the Company concluded that these developments were not having the expected positive effect on General Host's market price per share, and a non-cash, pre-tax special charge of $7.5 million was recorded to reflect an other than temporary decline in the market value of the General Host common stock. As a result of the issuance of the Company's exchangeable debentures in December 1994, the General Host common stock is no longer available for sale, and the Company no longer has market risk in relation to the General Host common stock. See: Liquidity and Capital Resources.

          The Company's effective income tax rate for fiscal 1995 increased to 31% from 29% in fiscal 1994, primarily due to the benefit of tax-favored investment income last fiscal year compared to this fiscal year and an increase in the effective state income tax rate this fiscal year as compared to fiscal 1994. The Company's effective income tax rate for fiscal 1996 is expected to increase to 35-40% due to the benefit of favorable tax treatment from the sale of Sunbelt common stock recognized in fiscal years 1995 and 1994.

          Net income for fiscal 1995 aggregated $24.9 million, or $.63 per share, compared to income of $5.9 million, or $.15 per share, last year.

FISCAL YEARS ENDED FEBRUARY 26, 1994 AND FEBRUARY 27, 1993

          Net sales in fiscal 1994 grew $56.2 million or 8.9% over the prior year with same-store sales growth of 4.8%. Sales of hard goods merchandise such as furniture and decorative accessories increased 12% in fiscal 1994 over fiscal 1993, and sales of soft goods such as apparel and jewelry decreased 8% in fiscal 1994 compared to the prior year. Hard goods and soft goods sales contributed approximately 87% and 13%, respectively, of total sales during fiscal 1994. Fiscal 1993 total sales grew 7.3% and same-store sales grew 3.7% from the previous year. Forty-eight (48) new stores were opened and 17 stores were closed during fiscal 1994, before giving effect to the store-closing program.

          Sales on the Company's proprietary credit card were $98.6 million, or 14.4% of total sales, during the 1994 fiscal year, an increase of $38 million, or 62.6%, over the prior year. Credit card receivables were $48.2 million at fiscal 1994 year-end, an increase of 45.0% over the previous year-end.

          Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, declined 1.2% from 39.1% in fiscal 1993 to 37.9% in fiscal 1994. Store occupancy costs, expressed as a percentage of sales, improved slightly due to higher same-store sales volumes. Sales of furniture and decorative items sustained increased promotional markdowns and other discounts which caused reduced margins on these goods. Gross profit rates on apparel, jewelry and accessories declined due to additional promotional markdowns taken in fiscal 1994 compared with fiscal 1993.

          Selling, general and administrative expenses, including marketing, improved 0.1% to 28.5% as a percentage of sales in fiscal 1994 compared to 28.6% in fiscal 1993. In total dollars, expenses for fiscal 1994 increased $15.2 million over the prior year primarily due to 31 net new stores opened during the year (before giving effect to the store-closing provision), new point-of-sale register equipment installed in all stores, new selling programs introduced in stores and losses related to the earthquake in California during fiscal 1994.

          The store-closing provision was a special charge to fiscal 1994 earnings of $21.3 million before taxes that was established to reflect the anticipated costs to close 49 stores with histories of underperformance and high occupancy costs and to close the Canadian distribution center and administrative offices. Of the 49 stores, 15 had been planned for closing at an estimated cost of $0.2 million prior to adoption of the store-closing program. The components of the store-closing provision consisted of lease termination costs of $15.9 million (net of $3.9 million of estimated sublease revenue), fixed asset write-downs and inventory liquidation costs of $3.3 million, expected interim operating losses and other costs of $1.7 million and severance costs of $0.4 million. Lease termination costs reflected the estimated settlements the Company would pay landlords to terminate lease arrangements and the shortfall of sublease revenues over lease payments for stores that the Company determined were economical to sublease. Fixed assets, consisting primarily of leasehold improvements, were written down to their estimated net realizable value which, in most cases, was zero. Inventory liquidation cost was determined by estimating additional markdowns to be taken to dispose of each store's inventory. Operating losses were estimated on the basis of past performance of the respective stores and anticipated results for the 1995 fiscal year. Severance costs consisted almost entirely of benefits to be paid to Canadian employees as prescribed by Canadian law.

          Operating income declined $23.8 million to $27.1 million in fiscal 1994 from $50.9 million in the prior year, due to the store-closing provision in fiscal 1994 and the gross profit rate decline from fiscal 1993.

          During fiscal 1994, cash was utilized to reduce short-term debt, fund inventory and fixtures for new store development, expand the Pier 1 credit card program and pay dividends to shareholders. Due to lower interest income on declining cash balances, net interest expense increased $1.8 million in fiscal 1994 over the prior year.

          During the fourth quarter of fiscal 1994, the Company recorded a provision for a write-down of the carrying value of the Company's holdings of General Host common stock. Based upon prices at year-end, the market value of General Host common stock was $5.6 million less than the Company's original carrying amount. After an assessment of factors which may have contributed to this decline, the Company estimated $2.0 million of this decline to be other than temporary and recorded a corresponding charge to income to adjust the book value of the General Host common stock. The remaining decline of $3.6 million was considered to be temporary.

          The Company's effective income tax rate for fiscal 1994 increased to 29% compared to 25.9% in fiscal 1993, primarily due to an increase in the state tax effective rate.

          The Company's equity in losses from Sunbelt was $3.6 million in fiscal 1993. In April 1993, the Company completed the sale of its 49.5% interest in Sunbelt. Sunbelt's results were not included in the Company's earnings during fiscal 1994.

          Net income for fiscal 1994 aggregated $5.9 million, or $.15 per share, compared to income of $23.0 million, or $.59 per share, in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

          At February 25, 1995, cash and cash equivalents had increased to $54.2 million from $17.1 million at February 26, 1994, due to cash flow from operations of $50.2 million, net proceeds from the issuance of exchangeable debentures of $11.1 million, net proceeds from the pay-off of the credit facility from Sunbelt of $2.0 million, partially offset by capital expenditures of $17.5 million, cash dividends of $4.1 million, a sinking fund payment of $2.5 million on the Company's subordinated debentures and other investing and financing activities of $2.1 million.

          Cash provided by operating activities of $50.2 million during fiscal 1995 compared favorably to $4.4 million during fiscal 1994. The improvement was primarily due to higher earnings, reduced inventory levels and slightly slower growth of the Company's proprietary credit card receivable in fiscal 1995 versus fiscal 1994.

          During fiscal 1995, capital expenditures of $11.6 million were required to support the opening of 42 new stores. The Company's new store development plan for fiscal 1996 provides for the opening of approximately 55 stores. Financing for new store land and building costs will be provided by operating leases. Inventory and fixtures for the fiscal 1996 development plan are estimated to cost approximately $16 million, which will be funded by operations, working capital and bank lines of credit. Final cash requirements to fund the store-closing program from fiscal 1994 for lease terminations and inventory liquidation costs are expected to be approximately $11.8 million in fiscal 1996 and will be funded through working capital and operations. Twenty-two (22) stores are expected to close in fiscal 1996 as their leases expire.

          The Company currently has a $60 million short-term lease financing facility, of which $28.6 million was unused at 1995 fiscal year-end. In addition, the Company maintains a $51.4 million intermediate-term lease financing facility for 41 stores. The property leases for these 41 stores require that upon expiration of the leases over the next three years, unless the leases are extended by the parties, the Company must either obtain alternative financing for the properties or arrange for the sale of properties to a third party or purchase the properties for approximately $50 million. In order to continue to finance new store land and building costs through operating leases, the Company is expanding these facilities and exploring additional financing opportunities currently available in the capital markets. The Company's minimum future operating lease commitments expected for fiscal 1996 aggregate $93 million, and the present value of total existing operating lease commitments is $393 million. These commitments will be funded from operating cash flow.

          Working capital requirements are currently provided by cash and short-term revolving lines of credit, including bankers' acceptances and working capital loans. The Company's current ratio was 4.1 to 1 at the end of fiscal 1995 compared to 3.5 to 1 a year earlier.

          In April 1993, the Company sold its 49.5% ownership interest in Sunbelt to General Host and committed to provide Sunbelt a $12 million credit facility through April 1994 and up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company received payment of the amounts owed under the credit facility and agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. Additionally, the Company guarantees other Sunbelt store lease commitments aggregating $4.5 million with a present value of approximately $3.5 million.

          In April 1995, Sunbelt defaulted on 13 store subleases to the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Negotiations are in process with Sunbelt regarding the Company's claims as well as the disposition of these properties through sales to third parties or acquisition by Sunbelt. In management's opinion, losses to the Company, which cannot be currently estimated, will not be material to the Company's financial position or liquidity.

          In December 1994, the Company completed a private placement of $12.5 million of 8 1/2% exchangeable debentures due December 1, 2000, providing for mandatory exchange of the debentures into the 2.1 million shares of General Host common stock held by the Company (after recognition of stock dividends). The net proceeds received by the Company from the sale of the exchangeable debentures was $11.1 million. The Company intends to utilize the net proceeds, together with existing financial resources, for working capital and other general corporate purposes.

          In fiscal 1995, the Company paid cash dividends aggregating $.11 per common share or $4.1 million. The Board of Directors anticipates a continuation of its current quarterly cash dividends to shareholders.

          In fiscal 1993, the Company invested in preference stock of The Pier Retail Group Limited ("The Pier") located in the United Kingdom. Currently, investment in and loans to the The Pier aggregate $3.3 million, with additional debt guarantees of approximately $6.4 million. Fiscal 1996 store expansion plans include the opening of five stores, and the Company expects to invest approximately $6.5 million in The Pier during the fiscal year. The Pier is presently an 11-store retail operation that offers decorative home furnishings and related items in a store setting similar to that operated by the Company.

          The Company's inventory purchases are made almost entirely in U.S. dollars. When purchase commitments are denominated in foreign currencies, the Company may enter into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

          The Company believes the funds provided from operations, coupled with the Company's cash position and available lines of credit, are sufficient to meet its foreseeable cash requirements.

IMPACT OF INFLATION AND CHANGING PRICES

          Inflation has not had a significant impact on the operations of the Company.

Item 8.   Financial Statements and Supplementary Data.

                        Index to Financial Statements

     Financial Statements:
          Report of Independent Accountants
          Consolidated Statement of Operations for the Years Ended February 25, 1995, February 26, 1994
                 and February 27, 1993
          Consolidated Balance Sheet at February 25, 1995 and
                 February 26, 1994
          Consolidated Statement of Cash Flows for the Years
                 Ended February 25, 1995, February 26, 1994 and
                 February 27, 1993
          Consolidated Statement of Stockholders' Equity for the
                 Years Ended February 25, 1995, February 26, 1994 and February 27, 1993
          Notes to Consolidated Financial Statements

     Financial Statement Schedules:
          For the Years Ended February 25, 1995, February 26, 1994
                 and February 27, 1993
          VIII  Valuation and Qualifying Accounts and Reserves

          All other schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS

     To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pier 1 Imports, Inc. and its subsidiaries at February 25, 1995 and February 26, 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
- ------------------------
Fort Worth, Texas
April 7, 1995

                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except per share amounts)

                                                       Year Ended
                                              ----------------------------
                                                1995      1994      1993
                                              --------  --------  --------
Net sales                                     $711,985  $685,393  $629,235

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                           434,412   425,801   383,053
  Selling, general and administrative
    expenses                                   206,022   195,444   180,218
  Depreciation and amortization                 15,989    15,771    15,097
  Store-closing provision                           --    21,250        --
                                              --------  --------  --------
                                               656,423   658,266   578,368
                                              --------  --------  --------

      Operating income                          55,562    27,127    50,867

Other expenses:
  Write-down of General Host securities          7,543     2,000        --
  Interest income                               (2,231)   (4,406)   (4,445)
  Interest expense                              14,223    21,177    19,401
                                              --------  --------  --------
      Income before income taxes and equity
        in net loss of subsidiary               36,027     8,356    35,911
Provision for income taxes                      11,168     2,423     9,309
                                              --------  --------  --------
      Income before equity in net loss of
        subsidiary                              24,859     5,933    26,602
Equity in net loss of subsidiary                    --        --    (3,585)
                                              --------  --------  --------

Net income                                    $ 24,859  $  5,933  $ 23,017
                                              ========  ========  ========

Net income per share                              $.63      $.15      $.59
                                                  ====      ====      ====

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED BALANCE SHEET
                      (in thousands except share data)

                                                          1995      1994
                                                        --------  --------
ASSETS
Current assets:
  Cash, including temporary investments of $46,173
    and $7,466, respectively                            $ 54,203  $ 17,123
  Accounts receivable, net of allowance for doubtful
    accounts of $2,335 and $2,072, respectively           64,229    51,722
  Inventories                                            200,968   219,646
  Other current assets                                    33,487    32,901
                                                        --------  --------
      Total current assets                               352,887   321,392
Properties, net                                          105,618   111,510
Other assets                                              30,219    30,400
                                                        --------  --------
                                                        $488,724  $463,302
                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital leases  $  2,638  $  2,639
  Accounts payable and accrued liabilities                82,419    89,772
                                                        --------  --------
      Total current liabilities                           85,057    92,411

Long-term debt                                           154,432   145,231
Deferred income taxes                                      2,538     3,407
Other non-current liabilities                             21,501    21,160

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,826,000 and 37,617,000 issued,
    respectively                                          37,826    37,617
  Paid-in capital                                         93,833    92,670
  Retained earnings                                       97,315    76,597
  Cumulative currency translation adjustments             (1,195)     (964)
  Less--162,000 and 98,000 common shares in
    treasury, at cost, respectively                       (1,477)     (884)
  Less--subscriptions receivable and unearned
    compensation                                          (1,106)   (1,369)
  Less--unrealized loss on marketable equity securities       --    (2,574)
                                                        --------  --------
                                                         225,196   201,093
Commitments and contingencies (Notes 11, 14 and 17)     --------  --------
                                                        $488,724  $463,302
                                                        ========  ========
The accompanying notes are an integral part of these financial statements.

             CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

                                                      Year Ended
                                               ---------------------------
                                                1995      1994      1993
                                               -------   -------   -------
Cash flow from operating activities:
  Net income                                   $24,859   $ 5,933   $23,017
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization               15,989    15,771    15,097
    Deferred taxes and other                     3,515    (3,006)     (764)
    Equity in undistributed losses
      of subsidiary                                 --        --     3,585
    Store-closing provision                         --    21,250        --
    Write-down of General Host securities        7,543     2,000        --
    Change in cash from:
      Inventories                               18,352   (30,053)   (8,201)
      Accounts receivable and other
        current assets                         (15,233)  (17,550)   (3,670)
      Accounts payable and accrued expenses        417    10,103       446
      Store-closing reserve                     (4,650)       --        --
      Other assets, liabilities, and
        other, net                                (618)      (28)    1,011
        Net cash provided by operating         -------   -------   -------
          activities                            50,174     4,420    30,521
                                               -------   -------   -------
Cash flow from investing activities:
  Capital expenditures                         (17,471)  (24,617)  (12,619)
  Proceeds from disposition of properties           62       791       159
  Loans to Sunbelt Nursery Group, Inc.          (9,600)   (1,000)       --
  Proceeds from Sunbelt Nursery Group, Inc.     11,600     2,105        --
  Other investments                             (2,093)   (2,353)       --
        Net cash used in investing             -------   -------   -------
          activities                           (17,502)  (25,074)  (12,460)
                                               -------   -------   -------
Cash flow from financing activities:
  Cash dividends                                (4,138)   (3,560)   (2,409)
  Proceeds from issuance of long-term debt      11,060        --    72,353
  Repayments of long-term debt                  (2,500)       --   (35,362)
  Net (payments) borrowings under line of
    credit agreements                               --   (33,000)    9,983
  (Payments) proceeds from (purchases) sales of
    capital stock, treasury stock, and other       (14)      752     1,958
        Net cash provided by (used in)         -------   -------   -------
          financing activities                   4,408   (35,808)   46,523
                                               -------   -------   -------
Change in cash                                  37,080   (56,462)   64,584
Cash at beginning of year                       17,123    73,585     9,001
                                               -------   -------   -------
Cash at end of year                            $54,203   $17,123   $73,585
                                               =======   =======   =======
The accompanying notes are an integral part of these financial statements.

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE THREE YEARS ENDED FEBRUARY 25, 1995 (in thousands)
                                                       Cumulative            Subscriptions
                                                        Currency               Receivable   Unrealized Loss      Total
                            Common   Paid-in Retained  Translation  Treasury  and Unearned   on Marketable   Stockholders'
                             Stock   Capital Earnings  Adjustments    Stock   Compensation Equity Securities    Equity
                            -------  ------- --------  -----------  --------  ------------ ----------------- -------------
Balance February 29, 1992   $37,225  $92,303  $53,844    $   570    $(4,551)     $(2,260)        $   --         $177,131
Purchase of treasury stock       --       --       --         --     (1,226)          --             --           (1,226)
Restricted stock grant and
  amortization                   --      (18)      --         --       (511)         582             --               53
Exercise of stock options
  and other                     382      899      (39)        --      3,689           --             --            4,931
Currency translation
  adjustments                    --       --       --     (1,003)        --           --             --           (1,003)
Cash dividends ($.07
  per common share)              --       --   (2,409)        --         --           --             --           (2,409)
Net income                       --       --   23,017         --         --           --             --           23,017
                            -------  -------  -------    -------    -------      -------         ------         --------
Balance February 27, 1993    37,607   93,184   74,413       (433)    (2,599)      (1,678)            --          200,494
Purchase of treasury stock       --       --       --         --     (1,545)          --             --           (1,545)
Restricted stock grant and
  amortization                   --      (62)      --         --          9          309             --              256
Exercise of stock options
  and other                      10     (452)    (189)        --      3,251           --             --            2,620
Currency translation
  adjustments                    --       --       --       (531)        --           --             --             (531)
Unrealized loss on
  marketable equity
  securities                     --       --       --         --         --           --         (2,574)          (2,574)
Cash dividends ($.10
  per common share)              --       --   (3,560)        --         --           --             --           (3,560)
Net income                       --       --    5,933         --         --           --             --            5,933
                            -------  -------  -------    -------    -------      -------         ------         --------
Balance February 26, 1994    37,617   92,670   76,597       (964)      (884)      (1,369)        (2,574)         201,093
Purchase of treasury stock       --       --       --         --     (2,575)          --             --           (2,575)
Restricted stock grant and
  amortization                   --       (2)      --         --        (61)         263             --              200
Exercise of stock options
  and other                     209    1,165       (3)        --      2,043           --             --            3,414
Currency translation
  adjustments                    --       --       --       (231)        --           --             --             (231)
Realized loss on
  marketable equity
  securities                     --       --       --         --         --           --          2,574            2,574
Cash dividends ($.11
  per common share)              --       --   (4,138)        --         --           --             --           (4,138)
Net income                       --       --   24,859         --         --           --             --           24,859
                            -------  -------  -------    -------    -------      -------        -------         --------
Balance February 25, 1995   $37,826  $93,833  $97,315    $(1,195)   $(1,477)     $(1,106)       $    --         $225,196
                            =======  =======  =======    =======    =======      =======        =======         ========

The accompanying notes are an integral part of these financial statements.

/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of consolidation - The consolidated financial statements of Pier 1 Imports, Inc. and its consolidated subsidiaries (the "Company") include the accounts of all subsidiary companies. Material intercompany transactions and balances have been eliminated. The preparation of financial statements includes management's use of estimates in conformity with generally accepted accounting principles.

         Reclassifications - Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the fiscal 1995 presentation.

         Fiscal periods - The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year of 52 weeks ending on the Saturday nearest the last day of February. Fiscal 1995 ended February 25, 1995, fiscal 1994 ended February 26, 1994, and fiscal 1993 ended February 27, 1993.

         Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The effect of foreign currency exchange rate fluctuations on cash is not material.

         Marketable equity securities - The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), for fiscal 1995. Under SFAS 115, equity securities available for sale are recorded at their fair value, with unrealized gains and losses accumulated and included as a separate component of stockholders' equity, net of related income tax effects. Adjustments for any impairments in the market value of equity securities available for sale (based on market conditions) that are deemed to be other than temporary are included as a loss in the current year's operations.

         Translation of foreign currencies - Assets and liabilities are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

         Financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

         The Company utilizes various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments. Interest rate swap agreements have been used to modify the interest characteristics of a portion of the Company's debt. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense on the consolidated statement of operations. The fair values of the swap agreements are not recognized in the consolidated financial statements. Additionally, interest rate floors have occasionally been used to lock in rates to minimize the Company's risks to market rate fluctuations. The costs of these interest rate floors are amortized to interest expense over the term of the contract. The unamortized cost is included as an asset on the Company's consolidated balance sheet.

         The Company hedges certain commitments denominated in foreign currency through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale; any gains or losses on such contracts are included in the cost of the merchandise purchased.

         The Company enters into interest rate swap, interest rate floor, and foreign exchange forward contracts only with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to its off-balance sheet financial instruments. The Company does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material.

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

         Deferred costs - Certain initial direct costs associated with new proprietary credit card accounts are capitalized and amortized over the average life of an account. Preopening costs associated with new stores are capitalized and expensed over one year.

         Advertising costs - All advertising costs are expensed the first time the advertising takes place.

         Income taxes - Income tax expense is based on the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At February 25, 1995, such undistributed earnings aggregated $15.2 million.

         Net income per share - Net income per share during a period is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents which were 39,698,000, 39,530,000 and 39,227,000 for fiscal 1995, 1994 and 1993, respectively.
Common stock equivalents for fiscal 1995, 1994 and 1993 were 328,000, 465,000 and 625,000, respectively. Computation of the weighted average shares for each year gives retroactive effect to the 5% stock dividend to be distributed May 8, 1995. Fully diluted net income per share is based on the assumed conversion of all of the 6 7/8% convertible subordinated notes into common stock, whereby interest expense and debt issue costs, net of tax, on the 6 7/8% convertible subordinated notes is added back to net income. Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for each of the three fiscal years ended February 25, 1995 and all quarterly periods presented with the exception of the second and fourth quarters of fiscal year 1995 and the second quarter of fiscal year 1994.

Note 2 - PROPRIETARY CREDIT CARD INFORMATION

         The Company's proprietary credit card is managed and administered by an unrelated third party. Origination costs of $1,168,000, $976,000 and $480,000 were deferred during fiscal years 1995, 1994 and 1993, respectively. The Company is amortizing these initial direct origination costs over 36 months, which the Company believes is the approximate average active life of an account. These proprietary cards have no expiration date and no annual fee. At February 25, 1995 and February 26, 1994, deferred costs, net of amortization, totalled $1,544,000 and $1,135,000, respectively.

         Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's base and their dispersion across many different geographic areas of the country.

         Net credit card charges on the Company's proprietary credit card accounts are included in selling, general and administrative expenses. A summary of the Company's proprietary credit card results for each of the last three fiscal years follows (in thousands):

                                                1995       1994      1993
                                              --------   -------   -------
Costs:
           Processing fees                    $  6,536   $ 6,114   $ 5,049
           Provision for bad debts               3,285     2,195     1,855
                                              --------   -------   -------
                                                 9,821     8,309     6,904
                                              --------   -------   -------
Income:
           Finance charge income                 8,800     6,087     4,998
           Insurance and other income              237       238       165
                                              --------   -------   -------
                                                 9,037     6,325     5,163
                                              --------   -------   -------
           Net costs                          $    784   $ 1,984   $ 1,741
                                              ========   =======   =======

Pier 1 Preferred Customer Card sales          $124,666   $98,625   $60,661
                                              ========   =======   =======

Net costs as a percent of Pier 1 card sales       0.6%      2.0%      2.9%
                                                  ====      ====      ====

Note 3 - PROPERTIES

         Properties are summarized as follows at February 25, 1995 and February 26, 1994 (in thousands):

                                                          1995      1994
                                                        --------  --------
         Land                                           $  7,203  $  7,205
         Buildings                                        34,037    33,063
         Equipment, furniture and fixtures                95,208    90,505
         Leasehold interests and improvements             78,688    79,022
         Construction in progress                            209       190
                                                        --------  --------
                                                         215,345   209,985
         Less accumulated depreciation and
           amortization                                  109,727    98,475
                                                        --------  --------
             Properties, net                            $105,618  $111,510
                                                        ========  ========

Note 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES/OTHER NON-CURRENT
LIABILITIES

         The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at February 25, 1995 and February 26, 1994 (in thousands):

                                                           1995      1994
                                                         -------   -------
         Trade accounts payable                          $29,008   $27,937
         Accrued payroll and fringes                      21,039    16,933
         Accrued taxes, other than income                  7,652     7,610
         Store-closing reserve                            11,759    21,250
         Other accrued liabilities and expenses           12,961    16,042
                                                         -------   -------
           Accounts payable and accrued liabilities      $82,419   $89,772
                                                         =======   =======

         Accrued average rent                            $14,678   $15,034
         Other non-current liabilities                     6,823     6,126
                                                         -------   -------
           Other non-current liabilities                 $21,501   $21,160
                                                         =======   =======

Note 5 - STORE-CLOSING PROVISION

         In fiscal 1994, the Company recorded a special charge of $21.3 million before taxes for a store-closing provision that was established to reflect the anticipated costs to close 49 stores with histories of underperformance and high occupancy costs and to close the Canadian distribution center and administrative offices. At the end of fiscal 1995, the Company had closed 46 stores; the Canadian distribution center and administrative offices closed in March 1995. Agreements have been reached with a majority of landlords regarding lease terminations for stores in the store-closing program. The balance of the store-closing reserve at fiscal 1995 year-end was $11.8 million, which consisted primarily of anticipated final cash requirements associated with lease termination costs to be paid in fiscal 1996. The components of the fiscal 1994 store-closing provision and an analysis of the amounts charged against the reserve in fiscal 1995 are outlined in the following table (in thousands):

         Lease termination costs                         $15,825
         Fixed asset write-downs and inventory
           liquidation costs                               3,318
         Interim operating losses and other                1,702
         Severance costs                                     405
                                                         -------
             Store-closing provision/reserve at
                  February 26, 1994                       21,250
                                                         -------
         Costs charged against the reserve:
           Lease termination costs                        (3,028)
           Fixed asset write-downs and inventory
             liquidation costs                            (4,841)
           Interim operating losses and other             (1,352)
           Severance costs                                  (270)
                                                         -------
             Store-closing reserve at February 25, 1995  $11,759
                                                         =======

Note 6 - CURRENT AND LONG-TERM DEBT

         The Company has lines of credit available which aggregate approximately $169 million. The lines may be used for short-term borrowings through working capital loans, bankers' acceptances or letters of credit. At year-end, approximately $56 million had been utilized to issue letters of credit primarily to support overseas merchandise purchase orders, leaving $113 million of available lines of credit. The weighted average interest rate on short-term borrowings outstanding during the year was 5.2%.

         Long-term debt is summarized as follows (in thousands):

                                                          1995      1994
                                                        --------  --------
         11 1/2% subordinated debentures, net
             of unamortized discount of
             $2,444 and $2,812, respectively            $ 20,056  $ 22,188
         Industrial revenue bonds                         25,000    25,000
         11% senior notes                                 25,000    25,000
         6 7/8% convertible subordinated notes            75,000    75,000
         8 1/2% exchangeable debentures, net
             of unamortized discount of $728              11,772        --
         Capital lease obligations                           242       475
         Other                                                --       207
                                                        --------  --------
                                                         157,070   147,870
         Less - portion due within one year                2,638     2,639
                                                        --------  --------
                                                        $154,432  $145,231
                                                        ========  ========

         In July 1983, the Company issued $25 million of 11 1/2% subordinated debentures. Interest is payable on January 15 and July 15. Mandatory annual $2.5 million sinking fund payments commenced in July 1994 and will continue until they mature in July 2003. The debentures are callable at any time at par plus accrued interest.

         In fiscal 1987, the Company entered into industrial revenue development bond loan agreements aggregating $25 million which mature in the year 2026. Proceeds were used to construct three warehouse distribution facilities. These bonds are 7-day lower floater put bonds and interest rates float with the market rates for similar tax-exempt debt issues. Interest is payable monthly.

         In May 1991, the Company issued $25 million of 11% senior notes due June 1, 2001. Annual principal reductions in the amount of $5 million are due beginning June 1, 1997. Interest is payable each June 1 and December 1.

         In April 1992, the Company issued $75 million of 6 7/8% convertible subordinated notes. These notes are convertible into shares of common stock of the Company at $11.43 per share (adjusted for the 5% stock dividend distributable May 8, 1995) at any time at or prior to maturity which is April 1, 2002. The notes may be redeemed by the Company at any time on or after April 1, 1995 in whole or in part. Redemption prior to the year 2000 would be at a premium. Interest on the notes is payable each April 1 and October 1.

         In December 1994, the Company issued $12.5 million of 8 1/2% exchangeable debentures. The debentures are due December 1, 2000, and are mandatorily exchangeable at that date into 2.1 million shares of General Host Corporation ("General Host") common stock held by the Company. If at any time after December 1, 1997, the closing market price of General Host common stock shall have been equal to or greater than $7.375 for the prior 20 consecutive trading days, the debentures will be mandatorily exchanged 30 days thereafter for the General Host shares plus accrued interest. Interest is payable each June 1 and December 1.

         Long-term debt matures as follows (in thousands):

             1996                                       $  2,638
             1997                                          2,566
             1998                                          7,538
             1999                                          7,500
             2000                                          7,500
             Thereafter                                  129,328
                                                        --------
                                                        $157,070
                                                        ========

         Some of the Company's loan agreements require that the Company maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to shareholders and purchases of treasury stock. At year-end, the most restrictive of the agreements limits the aggregate of such payments to $13.9 million.


Note 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of February 25, 1995, the fair value of long-term debt was $162.7 million compared to its recorded value of $157.1 million. The fair value of long-term debt was estimated based on the quoted market values for the same or similar debt issues, or rates currently available for debt with similar terms. There are no other significant assets or liabilities with a fair value different from the recorded value.

         The Company has an interest rate hedging agreement on $100 million of notional principal with a commercial bank, maturing August 5, 1995, for the purpose of limiting the Company's exposure to interest rate fluctuations on its $25 million of floating rate industrial revenue bonds as well as approximately $75 million of store operating lease agreements with rental payments linked to LIBOR. This swap agreement was designated as a hedge contract and, therefore, the differential between the floating and fixed interest rates to be paid is recognized over the life of the agreement.
Under this swap agreement, the Company has paid a fixed rate of 6.25% and, since inception, has received an average floating rate of 4.52%. In addition, the Company has subsequently augmented the swap through the purchase of an interest rate floor with the effect that the Company will receive payments under the swap based on a floating rate not less than 6.25% from February 6, 1995 until August 5, 1995. The Company's weighted average interest rate, including the effect of hedging activities was 7.8%, 10.0% and 9.4% for the 1995, 1994 and 1993 fiscal years, respectively. The weighted average interest rate, excluding the effects of hedging activities, would have been 7.9%, 8.3% and 7.7% for the 1995, 1994 and 1993 fiscal years, respectively. The fair value of these hedging agreements was $45,000 at February 25, 1995, and represents the estimated amount, which was obtained from counterparties, that the Company would receive to terminate the agreement at February 25, 1995.

         At February 25, 1995, the Company had approximately $10 million of forward exchange contracts outstanding with an immaterial fair value and with maturities ranging from two to ten months.

Note 8 - EMPLOYEE BENEFIT PLANS

         In 1986, the Company adopted a qualified, defined contribution employee retirement plan. Except for the initial enrollment period, all full- and part-time personnel who are at least 21 years old, have been employed for a minimum of twelve months and have worked 1,000 hours are eligible to participate in the plan. Employees contributing from 1% to 5% of their compensation receive matching Company contributions of up to 3%. Company contributions to the plan were $1,282,000, $1,114,000 and $915,000 in fiscal 1995, 1994 and 1993, respectively.

         In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code.

         The Company maintains a Supplemental Executive Retirement Plan for certain of its executive officers. The Plan provides that upon death, disability or reaching retirement age, a participant will receive annual benefits. Retirement benefits under the Plan vest for each participant at the rate of 10% per year over 10 years of service. The Company's accrued contributions to the Plan were $850,000, $765,000 and $554,000 in fiscal 1995, 1994 and 1993, respectively.

Note 9 - MATTERS CONCERNING STOCKHOLDERS' EQUITY

         Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute part or all of their monthly directors' fees. The Company contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the Plan. Approximately 318,000 shares were allocated to Stock Purchase Plan participants during fiscal 1995, of which 208,000 shares were issued from treasury and 110,000 shares were purchased on the open market. Company contributions to the Plan were $844,000, $867,000 and $841,000 in fiscal years 1995, 1994 and 1993, respectively.

         Restricted stock grant plans - In fiscal 1995, 1994 and 1993, the Company issued 19,584 shares, 17,414 shares and 19,157 shares, respectively, of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for the issuance of up to 250,000 shares. The shares of restricted stock were awarded in conjunction with granting of stock options to those officers, with the number of shares awarded representing 25% of the number of stock options granted. The restricted stock will vest at the times and to the extent that 25% of such stock options have been exercised and the option shares have been held for two years. Shares not vested are returned to the Plan if employment is terminated for any reason.

         In 1991, the Company issued 292,825 shares of its common stock to key officers pursuant to a Restricted Stock Grant Plan which provides for issuance of up to 500,000 shares. These shares vest and the cost of these shares will be expensed over a ten-year period of continued employment. Unvested shares are returned to the Plan if employment is terminated for any reason.

         Stock option plans - In June 1989, the Company adopted two stock option plans, the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan. Options have been granted at the fair market value of shares on date of grant and may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as non-qualified options. The Company may grant options covering up to 1,500,000 shares of the Company's common stock under the 1989 Employee Stock Option Plan and up to 150,000 shares under the 1989 Non-Employee Director Stock Option Plan.

         In 1990, the 1980 Stock Option Plan expired subject to outstanding granted options covering 556,762 shares at fiscal year-end 1995.

         A summary of stock option transactions related to the Plans, adjusted for stock dividends distributed prior to fiscal year-end 1995, during the years ended February 25, 1995 and February 26, 1994, is as follows:

                                          Shares   Option Prices
                                        ---------  -------------
     Outstanding at February 27, 1993     916,498  $3.16 - 12.30
       Options granted                    220,277   8.75 -  9.00
       Options exercised                  (72,864)  3.16 -  8.00
       Options cancelled or expired       (12,189)  4.28 - 10.59
                                        ---------  -------------
     Outstanding at February 26, 1994   1,051,722   3.20 - 12.30
       Options granted                    400,330   7.63 -  9.50
       Options exercised                 (126,505)  3.20 -  9.00
       Options cancelled or expired       (77,709)  4.28 -  9.00
                                        ---------  -------------
     Outstanding at February 25, 1995   1,247,838  $3.84 - 12.30
                                        =========  =============

         At February 25, 1995 and February 26, 1994, outstanding options covering 687,855 and 634,111 shares were exercisable and 509,764 and 832,385 shares were available for grant, respectively.

         Common stock dividend - On March 15, 1995, the Company announced a 5% common stock dividend distributable May 8, 1995 to stockholders of record on May 1, 1995. Based on an average of the closing price of the Company's common stock the day before, and for a two-week period following, the date of the dividend declaration, the market value of the 1.9 million shares to be distributed is approximately $18.3 million. The effect of this dividend has not been reflected in the February 25, 1995 balance sheet.

         Share purchase rights plan - On December 9, 1994, the Board of Directors adopted a Share Purchase Rights Plan and declared a dividend of one common stock purchase right (a "Right") payable on each outstanding share of the Company's common stock on December 21, 1994. The Rights, which will expire on December 21, 2004, are initially not exercisable, and until becoming exercisable will trade only with the associated common stock. After the Rights become exercisable, each Right entitles the holder to purchase at a specified exercise price one share of common stock. The Rights will become exercisable after the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding common stock or (ii) ten business days (or such later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding common stock. If the Company were acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power were sold, proper provision would be made so that each Right would entitle its holder to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of common stock of the acquiring company having a market value of twice the exercise price of the Right. If any person or group were to acquire beneficial ownership of 15% or more of the Company's outstanding common stock, each Right would entitle its holder (other than such acquiring person whose Rights would become void) to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of the Company's common stock having a market value on the date of such 15% acquisition of twice the exercise price of the Right. The Board of Directors may at its option, at any time after such 15% acquisition but prior to the acquisition of more than 50% of the Company's outstanding common stock, exchange all or part of the then outstanding and exercisable Rights (other than those held by such acquiring person whose Rights would become void) for common stock at an exchange rate per Right of one-half the number of shares of common stock receivable upon exercise of a Right. The Board of Directors may, at any time prior to such 15% acquisition, redeem all the Rights at a redemption price of $.01 per Right.

Note 10 - INCOME TAXES

         The provision for income taxes consists of (in thousands):

                                                 1995      1994      1993
                                               -------    ------    ------
         Federal:
           Current                             $ 8,733    $5,356    $8,875
           Deferred                               (436)   (4,966)   (1,431)
         State:
           Current                               2,040     2,598     1,765
           Deferred                                (93)   (1,127)     (302)
         Foreign:
           Current                                 924       562       402
                                               -------    ------    ------
                                               $11,168    $2,423    $9,309
                                               =======    ======    ======

         Deferred tax liabilities (assets) at February 25, 1995 and February 26, 1994 are comprised of the following (in thousands):

                                                          1995      1994
                                                        --------  --------
         Deferred tax liabilities:
           Depreciation                                  $11,758   $10,326
           Deferred store costs                            2,453     2,488
           Other                                             930       856
                                                        --------  --------
                                                          15,141    13,670
                                                        --------  --------
         Deferred tax assets:
           Inventory                                      (4,128)      (24)
           Accrued average rent                           (6,024)   (6,126)
           Accrued vacation/deferred compensation         (3,320)   (2,494)
           Deferred gain on sale/leaseback                (1,564)   (1,493)
           Bad debts                                        (732)     (708)
           Store-closing reserve/provision                (4,734)   (8,454)
           Write-down of General Host securities          (2,209)   (1,588)
           Other                                          (1,586)   (1,410)
                                                        --------  --------
                                                         (24,297)  (22,297)
                                                        --------  --------
                                                        $( 9,156) $( 8,627)
                                                        ========  ========

         The difference between income taxes at the statutory federal income tax rate of 35 percent in fiscal 1995 and fiscal 1994 and 34 percent in fiscal 1993, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                 1995      1994      1993
                                               -------    ------   -------
         Tax at statutory federal tax rate     $12,609    $2,925   $12,208
         Tax treatment on sale of subsidiary
           stock                                (1,959)     (282)       --
         State income taxes, net of federal
           benefit                               1,266       856       966
         Tax-favored investment income             (61)     (284)     (574)
         Targeted jobs tax credit                 (524)     (395)     (332)
         Foreign income taxed at lower rates      (425)     (528)   (2,959)
         Other, net                                262       131        --
                                               -------    ------   -------
                                               $11,168    $2,423   $ 9,309
                                               =======    ======   =======

Note 11 - COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases certain property consisting principally of retail stores, warehouses and transportation equipment under leases expiring through the year 2015. Substantially all retail store locations are leased for initial terms varying from 10 to 15 years with varying renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base.

         Capital leases are recorded in the Company's balance sheet as assets along with the related debt obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations as rental expense. The composition of capital leases reflected as assets in the accompanying consolidated balance sheet is as follows (in thousands):

                                                           1995      1994
                                                          ------    ------
         Buildings                                        $  477    $  477
         Equipment, furniture and fixtures                   538       538
                                                          ------    ------
                                                           1,015     1,015
         Less accumulated depreciation                       912       827
                                                          ------    ------
                                                          $  103    $  188
                                                          ======    ======

         At February 25, 1995, the Company had the following minimum lease commitments in the years indicated (in thousands):

                                               Capital           Operating
         Fiscal Year                            Leases             Leases
         -----------                           -------           ---------
           1996                                   $205            $ 93,427
           1997                                    119              85,509
           1998                                     87              78,663
           1999                                     --              65,663
           2000                                     --              57,331
           Thereafter                               --             244,684
                                                  ----            --------
           Total lease commitments                 411            $625,277
                                                                  ========
           Less imputed interest                   169
                                                  ----
           Present value of total capital lease
             obligations including current
             portion                              $242
                                                  ====
           Present value of total operating lease
             commitments                                          $392,582
                                                                  ========

         Rental expense incurred was $92,072,000, $89,518,000 and $85,511,000, including contingent rentals of $766,000, $788,000 and $821,000 based upon a percentage of sales and net of sublease incomes totalling $1,552,000, $1,252,000 and $870,000 in fiscal 1995, 1994 and 1993, respectively.

         The Company has commitments from unaffiliated parties to make available up to $111.8 million for development or acquisition of stores leased by the Company. As of February 25, 1995, the Company utilized $82.8 million of that availability. Agreements with these parties mature over the next three years, and Company management is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 41 stores by two of the unaffiliated parties, the property leases require that upon expiration of the leases over the next three years, unless extended by agreement of the parties, the Company must either obtain alternative financing for the properties or arrange for the sale of the properties to a third party or purchase the properties for approximately $50 million.

         Guarantees - In fiscal 1993, the Company invested in preference stock of The Pier Retail Group Limited ("The Pier"), an 11-store retail chain located in the United Kingdom. The Company guarantees a $6.4 million bank line available to The Pier. As of February 25, 1995, $6.0 million was outstanding under this line.

         Refer to Note 14 for additional guarantees of Sunbelt Nursery Group, Inc. ("Sunbelt") lease obligations.

         Legal matters - There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at February 25, 1995; however, the Company considers them to be ordinary and routine in nature. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 12 - CASH FLOW INFORMATION

         The following is supplemental cash flow information (in thousands):

                                                 1995      1994      1993
                                               -------   -------   -------
         Cash paid during the year for:
           Interest                            $13,477   $20,445   $16,835
           Income taxes                         15,457    17,732    17,126

Note 13 - INVESTMENT IN GENERAL HOST CORPORATION

         In fiscal 1994, the Company recorded a provision for the write-down of the carrying value of the Company's holdings of General Host common stock. Based on prices at fiscal year-end 1994, the market value of the General Host common stock was $5.6 million less than the Company's original carrying amount. After an assessment of factors which may have contributed to the decline, the Company estimated $2.0 million of this decline to be other than temporary and recorded a corresponding adjustment in the book value of the General Host common stock. The remaining $3.6 million was considered to be temporary. In the third quarter of fiscal 1995, the Company concluded that the decline in the market value of the General Host common stock was other than temporary and a non-cash, pre-tax special charge of $7.5 million was recorded to reflect an other than temporary write-down of the carrying value of the General Host common stock. As a result of the issuance of the Company's exchangeable debentures in December 1994, the General Host common stock is no longer available for sale, and the Company no longer has market risk in relation to the General Host common stock.

Note 14 - SUNBELT NURSERY GROUP, INC.

         At fiscal year-end 1993, the Company held a 49.5% ownership interest in Sunbelt. The Company reported the results of Sunbelt using the equity method of accounting. Under such method, the Company's share of net losses from Sunbelt was included as a separate item in the consolidated statement of operations.

         In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host, a third party unrelated to the Company or Sunbelt, in exchange for 1.9 million shares of General Host common stock. Subsequently, General Host paid two 5% stock dividends, resulting in an increase in the Company's holdings to 2.1 million shares of General Host common stock.

         In connection with the Company's sale of its Sunbelt investment to General Host, the Company committed to provide Sunbelt a $12 million credit facility through April 1994 and up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company received payment of the amounts owed under the credit facility and agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. Additionally, the Company guarantees other Sunbelt store lease commitments aggregating $4.5 million with a present value of approximately $3.5 million.

Note 15 - RELATED PARTIES

         Since 1989, the Company has maintained a one-eighth joint ownership interest in a Cessna jet aircraft with Berman Industries, Inc., a company wholly-owned by Martin L. Berman. In March 1993, the Company invested $3 million in a limited partnership investment in Whiffletree Partners, L.P., an investment management company, which is managed by Palisade Capital Securities, L.L.C. Martin L. Berman is Chairman and Chief Executive Officer of Palisade Capital Securities, L.L.C. In April 1994, the Company entered into an agreement with Smith Barney, Inc. to act as trustee of the Company's 401(k) defined contribution plan and to serve as investment advisor to participants of the plan. Until April 1995, Martin L. Berman was a managing director of Smith Barney, Inc. Mr. Berman was elected to the Company's Board of Directors in June 1994.

         Since fiscal 1988, interest bearing loans have been outstanding to certain Company officers. The balance of these loans at February 25, 1995 was $802,000, and maturity is in fiscal 1998.

         The Company's lease commitments include amounts due to Comdisco, Inc. for a computer leased in June 1991 for a period of five years at an annual rent of approximately $1.1 million. Kenneth N. Pontikes, former Chairman and President of Comdisco, Inc., was elected to the Company's Board of Directors and served in that capacity from April 1993 until June 1994.

Note 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended February 25, 1995 and February 26, 1994 are set forth below:

                                              Three Months Ended
                                    --------------------------------------
     Fiscal 1995                      5/28/94  8/27/94  11/26/94   2/25/95
     -----------                     -------- --------  --------  --------
Net sales                            $161,486 $185,403  $165,761  $199,335

Gross profit                           65,351   70,233    66,097    75,892

Net income(1)                           5,535    8,656       223    10,445

Primary net income per
  common share(1)(2)(3)                  $.14     $.22      $.01      $.26


                                              Three Months Ended
                                    --------------------------------------
     Fiscal 1994                      5/29/93  8/28/93  11/27/93   2/26/94
     -----------                     -------- --------  --------  --------
Net sales                            $158,593 $181,441  $163,457  $181,902

Gross profit                           61,690   65,834    63,022    69,046

Net income (loss)(1)(4)                 4,702    7,343     4,042   (10,154)

Primary net income (loss) per
  common share(1)(2)(3)(4)               $.12     $.19      $.10     $(.26)


(1) Fiscal 1995 third quarter net income and fiscal 1994 fourth quarter net loss includes a $7,543 and a $2,000 write-down of investment in the common stock of General Host, respectively.
(2) Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for both years and for all periods presented with the exception of a $.01 dilution in the second quarter of fiscal year 1995, a $.02 dilution in the fourth quarter of fiscal year 1995, and a $.01 dilution in the second quarter of fiscal year 1994.
(3) Reflects the effect of the 5% stock dividend to be distributed May 8, 1995.
(4) Fourth quarter net loss includes $21,250 provision for store closings.

Note 17 - SUBSEQUENT EVENT (UNAUDITED)

         In April 1995, Sunbelt defaulted on 13 store subleases to the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Negotiations are in process with Sunbelt regarding the Company's claims as well as the disposition of these properties through sales to third parties or acquisition by Sunbelt. In management's opinion, losses to the Company, which cannot be currently estimated, will not be material to the Company's financial position or liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                  PART III

Item 10. Directors and Executive Officers of the Company.

         Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.

         The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


Item 11. Executive Compensation.

         The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated herein by reference to the Sections entitled "Security Ownership of Management" set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report.

          1.   Financial Statements

               *  Report of Independent Accountants
               * Consolidated Statement of Operations for the years ended February 25, 1995, February 26, 1994 and February 27, 1993
               * Consolidated Balance Sheet at February 25, 1995 and February 26, 1994
               * Consolidated Statement of Cash Flows for the years ended February 25, 1995, February 26, 1994 and February 27, 1993
               * Consolidated Statement of Stockholders' Equity for the years ended February 25, 1995, February 26, 1994 and February 27, 1993

          2.   Financial Statement Schedules

               *  Report of Independent Accountants
                  VIII-Valuation and Qualifying Accounts and Reserves

               Schedules other than those referred to above have been omitted because they are not required or are not applicable or the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

          (b)  Reports on Form 8-K

                  None

          (c)  Exhibits

                  See Exhibit Index.

          (d)  Not applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                         PIER 1 IMPORTS, INC.

May 26, 1995                  By:    /s/ Clark A. Johnson
                                     Clark A. Johnson, Chairman
                                     and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                              Date

/s/ Robert G. Herndon       Chief Financial Officer            May 26, 1995
Robert G. Herndon

/s/ Susan E. Barley         Controller and                     May 26, 1995
Susan E. Barley             Principal Accounting Officer

/s/ Clark A. Johnson        Chairman of the Board              May 26, 1995
Clark A. Johnson            of Directors

/s/ Marvin J. Girouard      Director                           May 26, 1995
Marvin J. Girouard

/s/ Charles R. Scott        Director                           May 26, 1995
Charles R. Scott

/s/ Sally F. McKenzie       Director                           May 26, 1995
Sally F. McKenzie

/s/ James M. Hoak, Jr.      Director                           May 26, 1995
James M. Hoak, Jr.

/s/ Martin L. Berman        Director                           May 26, 1995
Martin L. Berman

/s/ Craig Gordon            Director                           May 26, 1995
Craig C. Gordon

                                SCHEDULE VIII

             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                        RESERVE FOR DOUBTFUL ACCOUNTS
                        -----------------------------
                                               Year Ended
                                 -----------------------------------------
                                 February 25,  February 26,   February 27,
                                     1995          1994           1993
                                 ------------  ------------   ------------
Balance at beginning of year       $ 2,072       $ 2,404        $ 3,185

  Additions charged to income        3,285         2,097          2,327

  Balances written off, net of
    recoveries                      (3,022)       (2,429)        (3,108)
                                   -------       -------        -------

Balance at end of year             $ 2,335       $ 2,072        $ 2,404
                                   =======       =======        =======

                                EXHIBIT INDEX



Exhibit No.             Description
- -----------             -----------

3(i) Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

3(ii) Bylaws of the Company, Restated as of December 7, 1994, incorporated herein by reference to Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended November 26, 1994.

4 Rights Agreement dated December 9, 1994, between the Company and First Interstate Bank, N.A., as rights agent, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A, Reg. No. 1-7832, filed December 20, 1994.

4.1 Indenture, dated April 9, 1992, between the Company and Ameritrust Texas National Association, as Trustee, relating to 6-7/8% Convertible Subordinated Notes Due 2002, incorporated herein by reference) to Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

             As permitted by Item 601(b)(4)(iii) of Regulation S-K, Exhibit Number 4 omits instruments relating to issues of long-term debt of the Company and its subsidiaries, the total authorized principal amount of which for each issue does not exceed 10% of the consolidated total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1* The Company's Amended and Restated Stock Purchase Plan as of December 7, 1994.

10.2.1 Lease Contract dated July 19, 1985, between Pier 1 and City Center Development Co., together with the First through Seventh Amendments, incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-K for the fiscal year ended February 28, 1993.

10.2.2 Eighth Amendment to Lease Contract dated as of September 1, 1993, between Pier 1 and City Center Development Co., incorporated herein by reference to Exhibit 10.2.2 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.2.3 Ninth Amendment to Lease Contract dated January 1, 1994, and Tenth Amendment to Lease Contract dated March 1, 1994

10.3* Form of Indemnity Agreement between the Company and the directors and executive officers of the Company, incorporated herein by reference to Exhibit 10(l) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

10.4* The Company's Supplemental Executive Retirement Plan effective May 1, 1986, as amended, incorporated herein by reference to
             Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended February 28, 1993.

10.5* The Company's Benefit Restoration Plan, effective April 1, 1990, incorporated herein by reference to Exhibit 10(y) to the Company's Form 10-K for the fiscal year ended March 2, 1991.

10.6* The Company's Restricted Stock Plan, effective March 5, 1990, incorporated herein by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.7* The Company's Management Restricted Stock Plan, effective June 24, 1993, incorporated herein by reference Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended February 25, 1995.

10.8* The Company's 1989 Employee Stock Option Plan, effective June 29, 1989, incorporated herein by reference to Exhibit 10(q) to the Company's Form 10-K for the fiscal year ended March 3, 1990 and incorporated.

10.9* The Company's 1989 Non-Employee Director Stock Option Plan effective June 29, 1989, incorporated herein by reference to
             Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.10* Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

10.11.1 Revolving Credit Loan Agreement dated as of August 14, 1992, among the Company, Pier 1 Imports (U.S.), Inc. and Bank One, Texas, N.A., incorporated herein by reference to Exhibit 10(j) to the Company's Form 10-K for the fiscal year ended February 28, 1993.

10.11.2 First, Second and Third Amendments to Revolving Credit Loan Agreement dated as of August 14, 1992, among the Company, Pier 1 Imports (U.S.), Inc. and Bank One, Texas, N.A., incorporated herein by reference to Exhibit 10.11.2 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.11.3 Fourth Amendment to Revolving Credit Loan Agreement dated as of August 30, 1994, among the Company, Pier 1 and Bank One, Texas, N.A., incorporated herein by reference to Exhibit 10.11.3 to the Company's Form 10-Q for the quarter ended August 27, 1994.

10.12 Lease Guarantee dated as of December 30, 1992, among the Company, Pier 1 Licensing, Inc. (successor in interest to CMEI, Inc.), and Pier Set, Inc., together with Supplements and First and Second Amendments, incorporated herein by reference to
             Exhibit 10.12 to the Company Form 10-K for the fiscal year ended February 26, 1994.

10.13.1 Lease Guarantee dated as of December 30, 1992, between the Company and Pier Group, Inc., together with First and Second Amendments, incorporated herein by reference to Exhibit 10.13 to the Company Form 10-K for the fiscal year ended February 26, 1994.

10.13.2 Third Amendment to Lease Guarantee dated June 20, 1994, incorporated herein by reference to Exhibit 10.13.1 to the Company's Form 10-Q for the quarter ended August 27, 1994.

10.14.1 Lease Guarantee dated as of December 30, 1992, among the Company, Pier 1 Imports (U.S.), Inc. and Pier Group, Inc., together with First and Second Amendments incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.14.2      Third Amendment to Lease Guarantee dated June 20, 1994 to
             Exhibit 10.14.2 incorporated herein by reference to the Company's Form 10-Q for the quarter ended August 27, 1994.

10.15.1 Amended and Restated Credit Facilities Agreement dated as of October 14, 1994, between the Company and Sunbelt.

10.15.2 Extension Agreement and Waiver among the Company, Sunbelt and Pier-SNG, Inc., incorporated herein by reference to Exhibit
             10.15.2 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.15.3 Second Extension Agreement dated as of June 29, 1994 between the Company, Sunbelt and Pier-SNG, Inc., incorporated herein by reference to Exhibit 10.15.3 to the Company's Form 10-Q for the quarter ended May 28, 1994.

10.15.4 Third Extension Agreement dated as of September 21, 1994 between the Company, Sunbelt and Pier-SNG, Inc., incorporated herein by reference to Exhibit 10.15.4 to the Company's Form 10-Q for the quarter ended August 27, 1994.

10.16* The Company's Senior Management Bonus Plan, incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.17* The Company's Executive Bonus Plan, incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.18* The Company's Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

21           Roster of Subsidiaries of the Company.

23           Consent of Independent Accountants.

27           Financial Data Schedule.

_______________________

* Management Contracts and Compensatory Plans