Form 10-Q
period 1995-05-27
PIER 1 IMPORTS INC/DE
filed 1995-07-11
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended May 27, 1995

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

           301 Commerce Street, Suite 600, Fort Worth, Texas 76102 (Address of principal executive offices, including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Shares outstanding as of June 30, 1995
Common Stock, $1.00 par value                        39,345,127

                                   PART I
                                   ------
Item 1. Financial Statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                                     Three Months Ended
                                                     May 27,     May 28,
                                                       1995        1994
                                                     --------    --------

Net sales                                            $176,815    $161,486

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                                  107,677      96,135
  Selling, general and administrative expenses         52,058      50,188
  Depreciation and amortization                         4,123       3,853
                                                     --------    --------
                                                      163,858     150,176
                                                     --------    --------
    Operating income                                   12,957      11,310

Interest income                                          (702)       (305)
Interest expense                                        3,272       3,604
                                                     --------    --------
Income before income taxes                             10,387       8,011

Provision for income taxes                              4,152       2,476
                                                     --------    --------
Net income                                           $  6,235    $  5,535
                                                     ========    ========
Net income per share                                     $.16        $.14
                                                         ====        ====
Average shares outstanding during period,
  including common stock equivalents                   39,827      39,596
                                                       ======      ======









The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEET
                      (In thousands except share data)
                                 (Unaudited)

                                                         May 27,  Feb. 25,
                                                          1995      1995
                                                        --------  --------

ASSETS
Current assets:
  Cash, including temporary investments of $26,265
    and $46,173, respectively                           $ 34,981  $ 54,203
  Accounts receivable, net                                72,846    64,229
  Inventories                                            204,263   200,968
  Other current assets                                    31,708    33,487
                                                        --------  --------
    Total current assets                                 343,798   352,887
Properties, net                                          104,771   105,618
Other assets                                              34,750    30,219
                                                        --------  --------
                                                        $483,319  $488,724
                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt   $  4,220  $  2,638
  Accounts payable and accrued liabilities                81,026    82,419
                                                        --------  --------
    Total current liabilities                             85,246    85,057
Long-term debt                                           143,032   154,432
Deferred income taxes                                      2,537     2,538
Other non-current liabilities                             20,731    21,501
Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
    authorized, 39,877,000 and 37,826,000 issued,
    respectively                                          39,877    37,826
  Paid-in capital                                        110,627    93,833
  Retained earnings                                       84,568    97,315
  Cumulative currency translation adjustments             (1,123)   (1,195)
  Less - 134,000 and 162,000 common shares in
    treasury, at cost, respectively                       (1,208)   (1,477)
  Less - subscriptions receivable and unearned
    compensation                                            (968)   (1,106)
                                                        --------  --------
                                                         231,773   225,196
                                                        --------  --------
                                                        $483,319  $488,724
                                                        ========  ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                         May 27,   May 28,
                                                           1995      1994
                                                        --------  --------

Cash flow from operating activities:
Net income                                               $ 6,235   $ 5,535
  Adjustments to reconcile to net cash used in
    operating activities:
    Depreciation and amortization                          4,123     3,853
    Deferred taxes and other                               1,046     3,307
    Change in cash from:
      Inventories                                         (3,295)    2,164
      Accounts receivable and other current assets        (6,857)   (7,829)
      Accounts payable and accrued expenses                2,752    (9,065)
      Store-closing reserve                               (4,043)     (325)
      Other assets, liabilities, and other, net             (193)     (563)
                                                         -------   -------
        Net cash used in operating activities               (232)   (2,923)
                                                         -------   -------
Cash flow from investing activities:
  Capital expenditures                                    (3,969)   (3,971)
  Proceeds from disposition of properties                    213         3
  Loan to Sunbelt Nursery Group, Inc.                         --    (9,600)
  Other investments                                       (5,000)   (1,193)
                                                         -------   -------
        Net cash used in investing activities             (8,756)  (14,761)
                                                         -------   -------
Cash flow from financing activities:
  Cash dividends                                          (1,208)     (939)
  Retirement of long-term debt                           (11,500)       --
  Net borrowings under line of credit agreements           1,600    22,000
  Proceeds from sales of capital stock, treasury
    stock, and other, net                                    874       468
                                                         -------   -------
        Net cash (used in) provided by financing
          activities                                     (10,234)   21,529
                                                         -------   -------
Change in cash                                           (19,222)    3,845
Cash at beginning of year                                 54,203    17,123
                                                         -------   -------
Cash at end of period                                    $34,981   $20,968
                                                         =======   =======

The accompanying notes are an integral part of these financial statements.



                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 27, 1995
                                                           (In thousands)
                                                             (Unaudited)
                                                                    Cumulative                    Subscriptions
                                                                     Currency                       Receivable           Total
                               Common     Paid-in     Retained     Translation      Treasury       and Unearned      Stockholders'
                               Stock      Capital     Earnings     Adjustments        Stock        Compensation          Equity
                               ------     -------     --------     -----------      --------      -------------      -------------
Balance, February 25, 1995     $37,826   $ 93,833      $97,315       $(1,195)       $(1,477)         $(1,106)           $225,196

Restricted stock grant and
  amortization                       7         44                                      (129)             138                  60

Stock Purchase Plan,
  exercise of stock options
  and other                        166        489          365                          398                                1,418

Currency translation
  adjustments                                                             72                                                  72

Cash dividends, declared
  or paid                                               (1,208)                                                           (1,208)

Five percent stock dividend      1,878     16,261      (18,139)                                                               --

Net income                                               6,235                                                             6,235
                               -------   --------      -------       -------        -------          -------            --------
Balance, May 27, 1995          $39,877   $110,627      $84,568       $(1,123)       $(1,208)         $  (968)           $231,773
                               =======   ========      =======       =======        =======          =======            ========

The accompanying notes are an integral part of these financial statements.

/TABLE

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 27, 1995 AND MAY 28, 1994
                                 (Unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 25, 1995. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 27, 1995, and the results of operations and cash flows for the three months ended May 27, 1995 and May 28, 1994 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 27, 1995 and May 28, 1994 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Commitments and contingencies - Sunbelt Nursery Group, Inc.

     In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on the 13 nursery store subleases that comprise the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt has also defaulted on three nursery store leases guaranteed by the Company. The Company continues to negotiate with Sunbelt regarding a settlement of the Company's claims as a result of the defaults.

     In July 1995, the Company announced that, based upon the then current status of these negotiations and on recently completed analyses of the costs resulting from the termination of the 13 nursery store subleases, the estimated cost to disengage from its financial support of Sunbelt would range from $14 million to $17.5 million. The outcome of negotiations for an agreement with Sunbelt and Sunbelt's performance under the agreement may reduce the high end of the range. The Company will record a charge in the fiscal 1996 second quarter of $14 million, or $9.6 million on an after-tax basis representing $.24 per share. The charge reflects the Company's lease termination losses resulting from the disposition of the 13 nursery stores and other expected costs.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Pier 1 Imports, Inc. ("the Company") recorded net sales of $176.8 million for the first quarter of fiscal 1996, a 9.5% increase compared to the same period of fiscal 1995. New stores contributed a majority of the sales growth with 16 stores opened and one store closed during the first three months of fiscal 1996. Same-store sales for the first quarter of fiscal 1996 increased approximately 3% versus the same period a year ago. This improvement resulted from a continued increase in hard goods merchandise sales such as furniture and decorative accessories, offset partially by a decrease in soft goods merchandise sales which includes apparel and jewelry. Hard goods and soft goods sales contributed approximately 90% and 10%, respectively, of total sales during the first three months of fiscal 1996. Sales on the Company's proprietary credit card were $42.9 million, or 24.3% of total sales, during the first quarter of fiscal 1996, an increase of $10.7 million, or 33.2%, over the same period last year. The Company's store count aggregated 643 at fiscal 1996 first quarter-end compared to 590 at fiscal 1995 first quarter-end.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased to 39.1% for the first quarter of fiscal 1996 from 40.5% for the same period of fiscal 1995. This decline was primarily due to a shift in advertising and promotional strategies to stimulate customer traffic which resulted in higher promotional discounts during this year's first quarter. Store occupancy costs, as a percentage of sales, increased 30 basis points to 15.5% during the first three months of fiscal 1996 from 15.2% for the same period of fiscal 1995 due to slightly higher occupancy rates on new stores opened in the fiscal 1996 first quarter. The Company opened 16 new stores during the first quarter of fiscal 1996 compared to four new stores opened in the comparable period of fiscal 1995.

     Selling, general and administrative expenses, including marketing, as a percentage of sales, decreased 170 basis points to 29.4% in the first quarter of fiscal 1996 from 31.1% for the comparable period of fiscal 1995. In total dollars, expenses for the first quarter of fiscal 1996 increased $1.9 million over the first quarter of fiscal 1995, primarily due to a $3.0 million increase attributable to expenses that normally increase proportionately with sales, such as store salaries, and a $0.7 million increase in net proprietary credit card costs. These increases were partially offset by a $1.1 million decrease in bonuses primarily due to changes in the store manager bonus program, and a shift of marketing expenditures (estimated at $1.8 million), from the first quarter to later quarters during the current fiscal year, as the Company's national television campaign is scheduled to begin in the second quarter of fiscal 1996. The Company expects its marketing expenditures this fiscal year to be approximately the same percentage of sales as fiscal year 1995. Other various general and administrative expenses increased by $1.1 million.

     Net interest expense declined $0.7 million during the first quarter of fiscal 1996 compared to the same period of fiscal 1995 due to lower effective interest rates coupled with lower debt levels, net of cash balances.

     The Company's effective income tax rate for fiscal 1996 increased to 40.0% compared to 31.0% for fiscal 1995. The increase is primarily due to the benefit of tax- favored foreign income last fiscal year coupled with the tax benefit from the sale of Sunbelt Nursery Group, Inc. ("Sunbelt") common stock recognized in fiscal year 1995.

     Operating income increased $1.7 million to $13.0 million during the first quarter of fiscal 1996 compared to $11.3 million in the first quarter of fiscal 1995. Fiscal 1996 first quarter net income aggregated $6.2 million, or $.16 per share, versus net income of $5.5 million, or $.14 per share, for the same period last year.

Liquidity and Capital Resources

     Cash, including temporary investments, declined to $35.0 million at the end of the first quarter of fiscal 1996 from $54.2 million at fiscal 1995 year-end, primarily due to the retirement of $11.5 million of the Company's convertible notes, capital expenditures of $4.0 million, payments on the store-closing program of $4.0 million, investments in The Pier Retail Group Limited of $5.0 million, a $3.3 million increase in inventory levels as a result of seasonal build-up, and an $8.5 million increase in the Company's proprietary credit card receivable due to various promotions and incentives offered during the first quarter of fiscal 1996. These cash expenditures were partially offset by net income and non-cash related items aggregating $11.4 million, changes in other working capital of $4.2 million and cash flow from other investing and financing activities of $1.5 million. Cash flow from operations improved $2.7 million during the first three months of fiscal 1996 over the prior year period.

     The Company previously announced that, depending upon market conditions, it may utilize a portion of its surplus cash during fiscal 1996 to purchase up to $25 million of the Company's 6 7/8% convertible notes in order to reduce debt service costs and future earnings per share dilution. During the first quarter of fiscal 1996, the Company purchased $11.5 million of these notes, leaving $63.5 million of the Company's 6 7/8% convertible notes outstanding at the end of the first quarter of fiscal 1996.

     Final cash requirements to fund the store-closing program from fiscal 1994 for lease terminations are expected to be approximately $7.8 million for the remainder of fiscal 1996 and will be funded through working capital and operations. During the first quarter of fiscal 1996, approximately $4.0 million was expended and charged against the reserve for lease termination costs.

     Working capital requirements will continue to be provided by cash and $168.5 million in short-term revolving lines of credit. Under these lines of credit at May 27, 1995, $1.6 million was outstanding in the form of short-term borrowings and an additional $68.5 million was committed under letters of credit. The Company's current ratio at the end of the first quarter of fiscal 1996 was 4.0 to 1 compared to 4.1 to 1 at fiscal year end 1995 and 3.3 to 1 at the end of the first quarter of fiscal 1995. The Company's minimum operating lease commitments remaining for fiscal 1996 are $74 million, and the present value of total existing minimum operating lease commitments is $386 million.

     During the first three months of fiscal 1996, the Company paid a $.03 per share cash dividend, distributed a 5% stock dividend and has declared a cash dividend of $.03 per share payable on August 16, 1995 to shareholders of record on August 2, 1995. The Company currently expects to continue paying modest cash dividends in fiscal 1996 and intends to retain most of its future earnings for expansion of the Company's business.

     In April 1993, the Company sold its 49.5% ownership interest in Sunbelt to General Host Corporation ("General Host") and committed to provide Sunbelt up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. The Company also guarantees other Sunbelt store lease commitments aggregating $6.0 million with a present value of approximately $4.6 million. In April 1995, Sunbelt defaulted on the 13 nursery store subleases that comprise the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt has also defaulted on three nursery store leases guaranteed by the Company. The Company continues to negotiate with Sunbelt regarding a settlement of the Company's claims as a result of the defaults.

     In July 1995, the Company announced that, based upon the then current status of these negotiations and on recently completed analyses of the costs resulting from the termination of the 13 nursery store subleases, the estimated cost to disengage from its financial support of Sunbelt would range from $14 million to $17.5 million. The outcome of negotiations for an agreement with Sunbelt and Sunbelt's performance under the agreement may reduce the high end of the range. The Company will record a charge in the fiscal 1996 second quarter of $14 million, or $9.6 million on an after-tax basis representing $.24 per share. The cash requirements, which will be funded through working capital and operations, will not have a significant impact on the Company's liquidity, but the charge to earnings will have a material impact on fiscal 1996 second quarter earnings. The charge reflects the Company's lease termination losses resulting from the disposition of the 13 nursery stores and other expected costs.

     Management continues to believe that earnings from Company store operations for the fiscal year ending March 2, 1996 will increase 12% to 15% over the previous year.

                                   PART II
                                   -------

Item 2.  Change in Securities.
         --------------------

              On June 23, 1995, the Company's Certificate of Incorporation was amended to increase the number of shares of authorized common stock from 100,000,000 shares to 200,000,000 shares.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

              The Annual Meeting of Shareholders of the Company was held
         June 22, 1995 for the purposes of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders and to vote upon an amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock.

                             Director Election
                             -----------------

         Director                        FOR           WITHHELD
         --------                        ---           --------
         Clark A. Johnson             32,629,556      1,134,303
         Marvin J. Girouard           32,654,301      1,109,558
         Martin L. Berman             32,672,475      1,091,384
         Craig C. Gordon              33,029,977        733,882
         James M. Hoak, Jr.           32,976,910        786,949
         Sally F. McKenzie            33,043,169        720,690
         Charles R. Scott             32,823,932        939,927

         Amendment to the Company's Certificate of Incorporation to Increase the Company's Authorized Common Stock
         -------------------------------------------------------------------
                           FOR          AGAINST       ABSTAINED
                           ---          -------       ---------
                        25,910,695    7,678,993        174,171


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

                        PIER 1 IMPORTS, INC. (Registrant)



Date: July 10, 1995     By: /s/ Clark A. Johnson
      -------------         -------------------------------------------
                            Clark A. Johnson, Chairman of the Board
                            and Chief Executive Officer
                            (Principal Executive Officer)



Date: July 10, 1995         /s/ Robert G. Herndon
      -------------         -------------------------------------------
                            Robert G. Herndon, Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial Officer)



Date: July 10, 1995         /s/ Susan E. Barley
      -------------         -------------------------------------------
                            Susan E. Barley, Vice President and
                            Controller
                            (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.             Description
- -------         -----------

10.2.4          Eleventh Amendment to Lease Contract By and Between
                City Center Development Co. and Pier 1 Imports (U.S.), Inc. dated April 10, 1995

10.5.1 Pier 1 Benefit Restoration Plan As Amended and Restated Effective July 1, 1995

27              Financial Data Schedule for Three-Month Period