Form 10-Q
period 1995-08-26
PIER 1 IMPORTS INC/DE
filed 1995-10-10
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549




(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 26, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                    Shares outstanding as of September 27, 1995
Common Stock, $1.00 par value                   39,432,744

                                   PART I
                                   ------
Item 1. Financial Statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                   Three Months Ended    Six Months Ended
                                   Aug. 26,  Aug. 27,    Aug. 26,  Aug. 27,
                                     1995      1994        1995      1994
                                   --------  --------    --------  --------

Net sales                          $199,456  $185,403    $376,271  $346,889

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)      124,698   115,170     232,375   211,305
  Selling, general and
   administrative expenses           51,736    50,436     103,794   100,624
  Depreciation and amortization       4,215     3,927       8,338     7,780
                                   --------  --------    --------  --------
                                    180,649   169,533     344,507   319,709
                                   --------  --------    --------  --------
     Operating income                18,807    15,870      31,764    27,180

Interest income                        (251)     (419)       (953)     (724)
Interest expense                      3,222     3,735       6,494     7,339

Provision for Sunbelt Nursery
  Group, Inc. defaults               14,000        --      14,000        --
                                   --------  --------    --------  --------
     Income before income taxes       1,836    12,554      12,223    20,565

Provision for income taxes            1,912     3,898       6,064     6,374
                                   --------  --------    --------  --------
Net income (loss)                  $    (76) $  8,656    $  6,159  $ 14,191
                                   ========  ========    ========  ========
Net income per share:
   Primary                             $.00      $.22        $.16      $.36
                                       ====      ====        ====      ====
   Fully diluted                       $.00      $.21        $.16      $.34
                                       ====      ====        ====      ====
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                           39,634    39,646      39,731    39,621
                                     ======    ======      ======    ======
   Fully diluted                     45,134    46,213      45,249    46,188
                                     ======    ======      ======    ======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands except share data)
                                 (Unaudited)

                                                       August 26,  Feb. 25,
                                                          1995       1995
                                                       ----------  --------
ASSETS
Current assets:
  Cash, including temporary investments of $27,058
    and $46,173, respectively                            $ 37,579  $ 54,203
  Accounts receivable, net                                 77,968    64,229
  Inventories                                             225,486   200,968
  Other current assets                                     32,479    33,487
                                                         --------  --------
      Total current assets                                373,512   352,887
Properties, net                                           103,762   105,618
Other assets                                               34,436    30,219
                                                         --------  --------
                                                         $511,710  $488,724
                                                         ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt    $ 17,602  $  2,638
  Accounts payable and accrued liabilities                102,550    82,419
                                                         --------  --------
      Total current liabilities                           120,152    85,057
Long-term debt                                            139,882   154,432
Deferred income taxes                                       2,536     2,538
Other non-current liabilities                              21,098    21,501
Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
   authorized, 39,877,000 and 37,826,000
   issued, respectively                                    39,877    37,826
  Paid-in capital                                         110,637    93,833
  Retained earnings                                        83,310    97,315
  Cumulative currency translation adjustments              (1,039)   (1,195)
  Less - 467,000 and 162,000 common shares in
   treasury, at cost, respectively                         (3,835)   (1,477)
  Less - subscriptions receivable and unearned
   compensation                                              (908)   (1,106)
                                                         --------  --------
                                                          228,042   225,196
                                                         --------  --------
                                                         $511,710  $488,724
                                                         ========  ========




The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                        Six Months Ended
                                                     August 26,  August 27,
                                                        1995        1994
                                                     ----------  ----------
Cash flow from operating activities:
  Net income                                            $ 6,159     $14,191
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                          8,338       7,780
   Deferred taxes and other                               2,331       5,280
   Provision for Sunbelt Nursery Group, Inc.
      defaults                                           14,000          --
   Changes in cash from:
      Inventories                                       (24,518)      3,916
      Accounts receivable and other current assets      (12,762)    (10,197)
      Accounts payable and accrued expenses              11,640      (2,559)
      Store-closing reserve                              (4,920)     (1,094)
      Other assets, liabilities and other, net              (89)       (573)
                                                       -------      -------
        Net cash provided by operating activities          179       16,744
                                                       -------      -------
Cash flow from investing activities:
  Capital expenditures                                  (7,879)      (8,630)
  Proceeds from disposition of properties                  237           16
  Loan to Sunbelt Nursery Group, Inc.                       --       (9,600)
  Other investments                                     (5,163)      (1,193)
                                                       -------      -------
        Net cash used in investing activities          (12,805)     (19,407)
                                                       -------      -------
Cash flow from financing activities:
  Cash dividends                                        (2,390)      (1,878)
  Retirement of long-term debt                         (14,750)      (2,500)
  Net borrowings under line of credit agreements        15,000       12,000
  (Payments) proceeds from (purchases) sales of
   capital stock, treasury stock, and other, net        (1,858)         551
                                                       -------      -------
        Net cash (used in) provided by financing
           activities                                   (3,998)       8,173
                                                       -------      -------
Change in cash                                         (16,624)       5,510
Cash at beginning of period                             54,203       17,123
                                                       -------      -------
Cash at end of period                                  $37,579      $22,633
                                                       =======      =======

The accompanying notes are an integral part of these financial statements.


                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 26, 1995
                                                           (In thousands)
                                                             (Unaudited)
                                                                          Cumulative              Subscriptions
                                                                           Currency               Receivable and      Total
                                         Common    Paid-in    Retained    Translation   Treasury     Unearned      Stockholders'
                                         Stock     Capital    Earnings    Adjustments    Stock     Compensation       Equity
                                        -------    --------   --------    -----------   --------  --------------   -------------
Balance February 25, 1995               $37,826    $ 93,833    $97,315      ($1,195)     ($1,477)    ($1,106)        $225,196

Purchase of treasury stock                                                                (3,542)                      (3,542)

Restricted stock grant and amortization       7          44                                 (129)        198              120

Stock Purchase Plan, exercise of stock
  options and other                         166         499        365                     1,313                        2,343

Currency translation adjustments                                                156                                       156

Cash dividends, declared or paid                                (2,390)                                                (2,390)

Five percent stock dividend               1,878      16,261    (18,139)                                                     0

Net income                                                       6,159                                                  6,159
                                        -------    --------    -------      -------      -------     -------         --------
Balance August 26, 1995                 $39,877    $110,637    $83,310      ($1,039)     ($3,835)    ($  908)        $228,042
                                        =======    ========    =======      =======      =======     =======         ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 25, 1995. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 26, 1995, and the results of operations and cash flows for the interim periods ended August 26, 1995 and August 27, 1994 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 26, 1995 and August 27, 1994 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Provision for Sunbelt Nursery Group, Inc. defaults

     During the second quarter of fiscal 1996, the Company recorded a charge of $14 million, or $9.6 million on an after-tax basis, which represents the estimated cost to disengage from its financial support of Sunbelt Nursery Group, Inc. ("Sunbelt"). This charge resulted from Sunbelt's default on 13 nursery store subleases from the Company in April 1995. Sunbelt has also defaulted on three nursery store leases guaranteed by the Company. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases.

Note 2 - Net income per share

     Primary net income per share was determined by dividing net income by applicable average shares outstanding. Fully diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computation of fully diluted net income per share for the three and six months ended August 26, 1995 was antidilutive; therefore, the amounts reported for primary and fully diluted net income per share are the same.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Pier 1 Imports, Inc. (the "Company") recorded net sales of $199.5 million and $376.3 million for the second quarter and six-month period of fiscal 1996, increases of 7.6% and 8.5%, respectively, compared to the same periods of fiscal 1995. The increase in sales for the first six months of fiscal 1996 is primarily attributable to an 8.5% increase in weighted average store count (which is calculated based on the number of days a store is open during any given period) compared to the same period last year. Same-store sales increased 2.5% and 2.4% for the second quarter and six-month periods of fiscal 1996, respectively, over the prior fiscal year. Sales of hard goods merchandise such as furniture and decorative accessories increased 5.5% during the first six months of fiscal 1996 versus the comparable period of fiscal 1995 and sales of soft goods merchandise such as apparel and jewelry decreased 4.3% in the first half of fiscal 1996 compared to a year ago. Hard goods and soft goods sales contributed approximately 91% and 9%, respectively, of total sales for the six-month period of fiscal 1996. Sales on the Company's proprietary credit card were $91.6 million, or 24.3% of total sales, during the first six months of fiscal 1996 versus proprietary credit card sales of $63.3 million, or 18.3% of total sales, for the same period of fiscal 1995. The Company's store count aggregated 647 at the end of the second quarter of fiscal 1996 compared to 600 at the end of the second quarter of fiscal 1995.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased by 40 basis points to 37.5% for the second quarter and by 90 basis points to 38.2% for the first six months of fiscal 1996 versus the same periods a year ago. Store occupancy costs, as a percentage of sales, increased 60 basis points to 14.5% for the second quarter of fiscal 1996 and increased 50 basis points to 15.0% for the first half of fiscal 1996 compared to the same periods of fiscal 1995. These increases were primarily due to slightly higher occupancy rates on 26 new stores opened in the first six months of fiscal 1996 compared to 14 new stores opened for the same period of fiscal 1995, coupled with incremental increases in floating rate lease payments linked to LIBOR for approximately 55 store operating leases. Second quarter merchandise margins slightly improved in fiscal 1996 compared to fiscal 1995 as a result of higher margins on furniture and dining and kitchen merchandise, combined with fewer clearance markdowns on furniture; however, during the first six months of fiscal 1996 merchandise margins declined from the year earlier period primarily due to higher promotional discounts in the first quarter of fiscal 1996.

     Selling, general and administrative expenses, including marketing, expressed as a percentage of sales, decreased 130 basis points to 25.9% in the second quarter of fiscal 1996 and decreased 140 basis points to 27.6% for the first half of fiscal 1996 compared to the same periods of fiscal 1995.
In total dollars, expenses increased by $1.3 million during the second quarter of fiscal 1996 and by $3.2 million during the first six months of fiscal 1996 versus the comparable periods of fiscal 1995. The increase in expenses for the first six months of fiscal 1996 is primarily due to a $3.5 million increase in store salaries, which increased proportionately with sales, a $0.9 million increase in supplies and a $1.6 million increase in net proprietary credit card costs due to higher processing costs related to the increase in proprietary credit card sales. However, these processing costs, as a percentage of proprietary credit card sales, decreased to 4.2% for the first six months of fiscal 1996 compared to 5.0% for the same period in fiscal 1995. These selling, general and administrative expenses were partially offset by a $2.7 million decrease in management bonuses and a $1.7 million shift of marketing expenditures to later in the 1996 fiscal year primarily related to the Company's national television advertising campaign. Other various general and administrative expenses increased by $1.6 million.

     Net interest expense declined $0.3 million during the second quarter and $1.1 million during the first six months of fiscal 1996 over the same periods in fiscal 1995 primarily due to lower effective interest rates coupled with lower debt levels, net of cash balances.

     In April 1993, the Company sold its 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host") and committed to provide Sunbelt up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. The Company also guarantees other Sunbelt store lease commitments aggregating $5.2 million with a present value of approximately $4.2 million. In April 1995, Sunbelt defaulted on the 13 nursery store subleases that comprise the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt also defaulted on three nursery store leases guaranteed by the Company. In July 1995, the Company entered into a settlement agreement with Sunbelt concerning Sunbelt's default on the 13 store subleases and store leases guaranteed by the Company. Pursuant to the settlement agreement, Sunbelt agreed to a claim by the Company of $14.7 million (secured by a second lien on up to $6 million of Sunbelt's assets) and agreed to continue to sublease the 13 stores for up to three years or until the Company is able to find a buyer for the properties. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow up to a total of $8 million (which may be prepaid with $2 million in payments by May 10, 1996, or prepaid with lesser discounts made by May 10, 1998). The remaining $6.7 million of the Company's claim will be deemed satisfied if Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement. During the second quarter of fiscal 1996, the Company recorded a charge of $14 million, or $9.6 million on an after-tax basis, which represents the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases.

     The Company's effective income tax rate for fiscal 1996 increased to 42.6% compared to 31.0% for fiscal 1995. The increase is primarily due to the benefit of tax-favored foreign income last fiscal year and the tax benefit from the sale of Sunbelt common stock recognized in fiscal 1995, along with the impact of a reduced tax benefit associated with the charge in fiscal 1996 for Sunbelt's defaults.

     Operating income increased $2.9 million to $18.8 million during the second quarter of fiscal 1996 and increased $4.6 million to $31.8 million for the first six months of fiscal 1996 versus the comparable periods of fiscal 1995 due to higher sales and improved expense control. Before the Sunbelt charge, net income aggregated $9.5 million or $0.24 per share for the second quarter of fiscal 1996 compared to $8.7 million or $0.22 per share for the second quarter of fiscal 1995. Net income before the Sunbelt charge aggregated $15.7 million or $0.40 per share for the first six months of fiscal 1996 compared to $14.2 million or $0.36 per share for the same period of fiscal 1995. After the Sunbelt charge, the Company reported a net loss of $76,000 for the second quarter of fiscal 1996 and net income of $6.2 million or $0.16 per share for the first half of fiscal 1996.

Liquidity and Capital Resources

     Cash, including temporary investments, aggregated $37.6 million at the end of the second quarter of fiscal 1996 down from $54.2 million at fiscal 1995 year-end. The first six months of fiscal 1996 included cash payments on a $24.5 million seasonal build-up of inventory, a $15.0 million increase in the proprietary credit card receivable, the retirement of $12.2 million of the Company's convertible notes, capital expenditures of $7.9 million, advances to The Pier Retail Group Limited of $5.2 million, lease termination payments from the store-closing program of $4.9 million, a $2.5 million sinking fund payment on the Company's long-term debt, cash dividend payments of $2.4 million, and other financing activities of $1.9 million. These cash payments were partially offset by net income and other non-cash related items of $30.8 million, short-term borrowings of $15.0 million, a $13.9 million net change in other working capital primarily due to the after-tax reserve for Sunbelt defaults of $9.6 million, and proceeds from the disposition of properties of $0.2 million.

     The Company previously announced that, depending upon market conditions, it may utilize a portion of its surplus cash during fiscal 1996 to purchase up to $25 million of the Company's 6 7/8% convertible notes. During the first half of fiscal 1996, the Company purchased $12.2 million of these notes, leaving $62.8 million of the Company's convertible notes outstanding at the end of the fiscal 1996 second quarter.

     Final cash requirements to fund the store-closing program from fiscal 1994 for lease terminations are expected to be approximately $6.9 million for the remainder of fiscal 1996 and will be funded through working capital and operations. During the first six months of fiscal 1996, approximately $4.9 million was expended and charged against the reserve for lease termination costs.

     Working capital requirements will continue to be provided by cash and $158.5 million in short-term revolving lines of credit. Under these lines of credit at August 26, 1995, $15.0 million was outstanding in the form of short-term borrowings and an additional $56.0 million was committed under letters of credit. The Company's current ratio at the end of the second quarter of fiscal 1996 was 3.1 to 1 compared to 4.1 to 1 at fiscal 1995 year-end and 3.5 to 1 at the end of the second quarter of fiscal 1995. The Company's minimum operating lease commitments remaining for fiscal 1996 are $51 million, and the present value of total existing minimum operating lease commitments is $375 million.

     During the first six months of fiscal 1996, the Company paid cash dividends aggregating $.06 per share, distributed a 5% stock dividend and has declared a cash dividend of $.03 per share payable on November 15, 1995 to shareholders of record on November 1, 1995. The Company currently expects to continue paying modest cash dividends in fiscal 1996 and intends to retain most of its future earnings for expansion of the Company's business.

     Cash requirements to cover the Company's estimated losses resulting from the Sunbelt defaults will be funded through working capital and operations and are not expected to have a significant impact on the Company's liquidity.

                                   PART II
                                   -------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a) Exhibits                See Exhibit Index.

        (b) Reports on Form 8-K     None.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PIER 1 IMPORTS, INC. (Registrant)



Date: October 10, 1995      By:  /s/ Clark A. Johnson
      ----------------           -------------------------------------------
                                 Clark A. Johnson, Chairman of the Board
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date: October 10, 1995           /s/ Robert G. Herndon
      ----------------           -------------------------------------------
                                 Robert G. Herndon, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)



Date: October 10, 1995           /s/ Susan E. Barley
      ----------------           -------------------------------------------
                                 Susan E. Barley, Vice President and
                                 Controller
                                 (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------

10.15 Agreement of Settlement dated July 31, 1995 between Pier Lease, Inc., the Company, Sunbelt Nursery Group, Inc., Wolfe Nursery, Inc. and Timothy R. Duoos, incorporated herein by reference to
            Exhibit 10.15 to Sunbelt Nursery Group, Inc. Form 10-K/A-2 for the fiscal year ended January 31, 1995.

27          Financial Data Schedule for Six-month Period Ended August 26,
            1995