Form 10-Q
period 1995-11-25
PIER 1 IMPORTS INC/DE
filed 1996-01-16
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 25, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of January 2, 1996
Common Stock, $1.00 par value                   39,533,127

                                   PART I
                                   ------
Item 1. Financial Statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)
[CAPTION]
                                    Three Months Ended    Nine Months Ended
                                            Nov. 26,               Nov. 26,
                                  Nov. 25,  1994 (as     Nov. 25,  1994 (as
                                    1995   (restated)      1995 * (restated)
                                  --------  --------     --------  --------
[S]                               [C]       [C]          [C]       [C]
Net sales                         $190,185  $165,761     $566,456  $512,650
Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)     111,614    99,664      343,989   310,969
  Selling, general and
   administrative expenses          59,252    51,146      163,046   151,770
  Depreciation and amortization      4,270     4,008       12,608    11,788
                                  --------  --------     --------  --------
                                   175,136   154,818      519,643   474,527
                                  --------  --------     --------  --------
     Operating income               15,049    10,943       46,813    38,123
Nonoperating expenses:
  Interest income                      (14)     (701)        (610)   (1,425)
  Interest expense                   3,637     3,453       10,131    10,792
  Investment (gains) losses(Note 2)    (95)    5,749       16,463    11,445
  Provision for Sunbelt Nursery
   Group, Inc. defaults                 --        --       14,000        --
  Write-down of General Host
   securities                           --     7,543           --     7,543
                                  --------  --------     --------  --------
     Income (loss) before income
      taxes                         11,521    (5,101)       6,829     9,768

Provision for income taxes           4,572       425       10,636     6,799
                                  --------  --------     --------  --------
Net income (loss)                 $  6,949  $ (5,526)    $ (3,807) $  2,969
                                  ========  ========     ========  ========
Net income (loss) per share:
   Primary                            $.18     $(.14)       $(.10)     $.07
                                      ====     =====        =====      ====
   Fully diluted                      $.17     $(.14)       $(.10)     $.07
                                      ====     =====        =====      ====
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                          39,700    39,683       39,721    39,642
                                    ======    ======       ======    ======
   Fully diluted                    45,224    46,247       45,241    46,208
                                    ======    ======       ======    ======

*Reflects restatements of the first and second quarters of fiscal 1996.  See
Note 2.

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands except share data)
                                 (Unaudited)

                                                   November 25,  February 25,
                                                       1995       1995 (as
                                                                  restated)
                                                   ------------ ------------
ASSETS
Current assets:
 Cash, including temporary investments of $475
   and $42,536, respectively                         $ 13,488      $ 50,566
 Accounts receivable, net                              74,490        64,229
 Inventories                                          234,913       200,968
 Other current assets                                  34,269        34,325
                                                     --------      --------
    Total current assets                              357,160       350,088

Properties, net                                       104,636       105,618
Other assets                                           36,900        30,219
                                                     --------      --------
                                                     $498,696      $485,925
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term
   debt                                              $ 35,016      $  2,638
 Accounts payable and accrued liabilities              85,401        82,419
                                                     --------      --------
    Total current liabilities                         120,417        85,057

Long-term debt                                        139,982       154,432
Deferred income taxes                                   2,537         2,538
Other non-current liabilities                          21,095        21,501
Stockholders' equity:
 Common stock, $1.00 par, 200,000,000 shares
   authorized, 39,877,000 and 37,826,000
   issued, respectively                                39,877        37,826
 Paid-in capital                                      110,698        93,833
 Retained earnings                                     69,359        94,516
 Cumulative currency translation adjustments           (1,214)       (1,195)
 Less - 373,000 and 162,000 common shares in
   treasury, at cost, respectively                     (3,212)       (1,477)
 Less - subscriptions receivable and unearned
   compensation                                          (843)       (1,106)
                                                     --------      --------
                                                      214,665       222,397
                                                     --------      --------
                                                     $498,696      $485,925
                                                     ========      ========
The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                     Nine Months Ended
                                                 November 25,    November 26,
                                                     1995         1994 (as
                                                                  restated)
Cash flow from operating activities:             ------------    ------------
 Net income (loss)                                   $(3,807)      $ 2,969
 Adjustments to reconcile to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                      12,608        11,788
   Deferred taxes and other                            5,912         5,187
   Provision for Sunbelt Nursery Group, Inc.
    defaults                                          14,000            --
   Write-down of General Host securities                  --         7,543
   Investment losses                                  16,463        11,445
   Changes in cash from:
    Inventories                                      (33,945)        7,453
    Accounts receivable and other current assets     (10,836)      (13,458)
    Accounts payable and accrued expenses             (4,527)       (5,652)
    Store-closing reserve                             (5,914)       (2,144)
    Other assets, liabilities and other, net             (37)         (923)
      Net cash (used in) provided by                 -------       -------
       operating activities                          (10,083)       24,208
                                                     -------       -------
Cash flow from investing activities:
 Capital expenditures                                (16,417)      (14,004)
 Proceeds from disposition of properties                 255           238
 Loan to Sunbelt Nursery Group, Inc.                      --        (9,600)
 Proceeds from Sunbelt Nursery Group, Inc.                --        11,600
 Investments in The Pier Retail Group, Ltd.           (7,785)       (1,593)
 Investments                                         (19,500)      (12,500)
 Proceeds from sale of investments                     3,637            --
                                                     -------       -------
      Net cash used in investing activities          (39,810)      (25,859)
Cash flow from financing activities:                 -------       -------
 Cash dividends                                       (3,576)       (3,009)
 Retirement of long-term debt                        (14,750)       (2,500)
 Net borrowings under line of credit agreements       31,100        13,000
 Proceeds from sales of capital stock, treasury
   stock, and other, net                                  41           615
      Net cash provided by financing                 -------       -------
       activities                                     12,815         8,106
                                                     -------       -------
Change in cash                                       (37,078)        6,455
Cash at beginning of period                           50,566        17,123
                                                     -------       -------
Cash at end of period                                $13,488       $23,578
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                       PIER 1 IMPORTS, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED NOVEMBER 25, 1995
                                                          (In thousands)
                                                            (Unaudited)


                                                                           Cumulative              Subscriptions
                                                                            Currency               Receivable and      Total
                                          Common     Paid-in   Retained    Translation  Treasury      Unearned      Stockholders'
                                          Stock      Capital   Earnings    Adjustments   Stock      Compensation       Equity
                                          ------     -------   --------    -----------  --------   --------------   -------------
Balance February 25, 1995 (as restated)  $37,826    $ 93,833    $94,516      $(1,195)    $(1,477)      $(1,106)       $222,397

Purchase of treasury stock                                                                (3,606)                       (3,606)

Restricted stock grant and amortization        7          44                                (129)          263             185

Stock Purchase Plan, exercise of stock
 options and other                           166         560        365                    2,000                         3,091

Currency translation adjustments                                                 (19)                                      (19)

Cash dividends, declared or paid                                 (3,576)                                                (3,576)

Five percent stock dividend                1,878      16,261    (18,139)                                                     0

Net income (loss)                                                (3,807)                                                (3,807)
                                         -------    --------    -------      -------     -------       -------        --------
Balance November 25, 1995                $39,877    $110,698    $69,359      $(1,214)    $(3,212)      $  (843)       $214,665
                                         =======    ========    =======      =======     =======       =======        ========

The accompanying notes are an integral part of these financial statements.

/TABLE

                           PIER 1 IMPORTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 25, 1995. An amended Form 10-K will be filed for that year to incorporate restatements required to properly reflect the investment losses described in Note 2.
All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 25, 1995, and the results of operations and cash flows for the interim periods ended November 25, 1995 and November 26, 1994, as restated, have been made and consist only of normal recurring adjustments except for the investment losses described in Note 2. The results of operations for the three and nine months ended November 25, 1995 and November 26, 1994 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Net income (loss) per share

     Primary net income (loss) per share was determined by dividing net income (loss) by the applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities.
To determine fully diluted net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computation of fully diluted net income
(loss) per share for the three and nine months ended November 26, 1994 were antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.

                                    Three Months Ended Nine Months Ended
                                              Nov. 26,           Nov. 26,
                                     Nov. 25, 1994 (as  Nov. 25, 1994 (as
                                       1995   restated)   1995   restated)
                                     -------- --------  -------- --------
                                    (in thousands except per share amounts)

Net income (loss)                      $6,949  $(5,526)  $(3,807)  $2,969
Assumed conversion of 6 7/8%
  subordinated notes as of date of
  issuance, April 1992:
   Plus interest and debt issue
     costs, net of tax                    681      866     2,043    2,598
                                       ------  -------   -------   ------
Fully diluted net income (loss)        $7,630  $(4,660)  $(1,764)  $5,567
                                       ======  =======   =======   ======

Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                             39,700   39,683    39,721   39,642
     Plus assumed exercise of stock
      options                              33        1        29        3
     Plus assumed conversion of
      6 7/8% subordinated notes
      to common stock as of date
      of issuance, April 1992           5,491    6,563     5,491    6,563
                                       ------   ------    ------   ------
   Fully diluted                       45,224   46,247    45,241   46,208
                                       ======   ======    ======   ======
Net income (loss) per share:
   Primary                               $.18    $(.14)    $(.10)    $.07
                                         ====    =====     =====     ====
   Fully diluted                         $.17    $(.14)    $(.10)    $.07
                                         ====    =====     =====     ====


Note 2 - Investment losses

     In late December 1995, the Company was made aware of non-recurring losses of approximately $19.3 million resulting from inappropriate and substantial trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. The Company maintained a relationship with the consultant over the last nine years and provided funds under management that at one time reached $22 million. In executing these trading transactions, the consultant may have acted outside the scope of instructions from the Company and improperly attributed transactions to the Company. These transactions are recorded on statements the Company received from a brokerage firm that executed the transactions purportedly in accordance with the consultant's instructions. Management believes that these statements represent the best evidence of the transactions that is available to the Company at this time. As a result, the Company has restated its financial statements to reflect the losses in the periods indicated by the brokerage firm statements. The Company and the Special Committee of the Board of Directors, which was established to investigate the matter, are investigating the transactions and the surrounding circumstances and attempting to obtain additional information to resolve uncertainties which have arisen. The Company does not anticipate that its investigation will lead to recognition of additional losses from such trading activities. While it is possible that the findings of such efforts may cause the Company to make adjustments in the future as the uncertainties are resolved, any such adjustment which might result in restatement of financial statements are not expected to result in any additional net losses, but rather would reflect offsetting adjustments among periods.

     The table presented below summarizes the impact of these restatements for each quarter of fiscal 1995 and the first two quarters of fiscal 1996. These restatements indicate significant investment losses during the first three quarters of each of the fiscal years ended February 26, 1994, and February 25, 1995, and then a substantial recovery of such losses in the fourth fiscal quarter of each of those years. The Company's recording of the transactions from the brokerage firm statements produces no effect on the financial statements as of and for the full year ended February 26, 1994. The effect on the financial statements as of and for the full year ended February 25, 1995, is an additional loss of $2.8 million on net income of $25 million before restatement. The effect on the financial statements for the first and second quarters of fiscal 1996 is an additional loss of $15.9 million and $0.6 million, respectively. The Company has not recorded any tax benefit of these losses since the realization of such benefit is uncertain at this time. At February 26, 1994, February 25, 1995, and November 25, 1995, the Company had no material funds managed by the financial consultant. These amounts do not include any possible conflicting claims which might arise involving the financial consultant or other parties. Should such claims arise, they are expected to be the subject of protracted legal proceedings.

     After completion of its initial investigation, the Company may pursue claims against various parties to seek recovery of all or a portion of the losses. The Company has attempted to obtain additional information from the financial consultant with respect to its purported trading transactions, but the consultant has not cooperated with these efforts. The ability of the Company to obtain such information, particularly at dates that are relevant to the Company's financial reporting requirements, is not ascertainable. The recorded losses have not been reduced by any possible recoveries from such sources.

                 CONSOLIDATED STATEMENT OF OPERATIONS DATA
                  (In thousands except per share amounts)


Fiscal 1995
-----------
                                       Net Income (Loss)
                     ----------------------------------------------------
                                                         Nine    Fiscal
                                                        Months    Year
                          Three Months Ended             ended    ended
                     ---------------------------------- Nov. 26, Feb. 25,
                      5/28/94 8/27/94 11/26/94  2/25/95   1994    1995
                      ------- ------- -------- -------- -------- --------

Previously reported   $ 5,535 $ 8,656  $   223  $10,445 $ 14,414  $24,859

As restated             3,991   4,504   (5,526)  19,091    2,969   22,060

Restatement amount     (1,544) (4,152)  (5,749)   8,646  (11,445)  (2,799)

                      Primary Net Income (Loss) Per Common Share
                     ----------------------------------------------------
                                                         Nine    Fiscal
                                                        Months    Year
                          Three Months Ended             ended    ended
                    ----------------------------------- Nov. 26, Feb. 25,
                      5/28/94 8/27/94 11/26/94  2/25/95   1994    1995
                      ------- ------- -------- -------- -------- --------
Previously reported    $ 0.14  $ 0.22   $ 0.01    $0.26   $ 0.36   $ 0.63

As restated            $ 0.10  $ 0.11   $(0.14)   $0.48   $ 0.07   $ 0.56

Restatement amount     $(0.04) $(0.11)  $(0.15)   $0.22   $(0.29)  $(0.07)

                               Investment Gains (Losses)
                     ----------------------------------------------------
                                                         Nine    Fiscal
                                                        Months    Year
                            Three Months Ended           ended    ended
                     ---------------------------------- Nov. 26, Feb. 25,
                      5/28/94 8/27/94 11/26/94  2/25/95   1994    1995
                      ------- ------- -------- -------- -------- --------
Previously reported   $  --   $  --    $  --     $  138 $   --    $   138

As restated            (1,544) (4,152)  (5,749)   8,646  (11,445)  (2,799)

Restatement amount     (1,544) (4,152)  (5,749)   8,508  (11,445)  (2,937)

Fiscal 1996
-----------
                                       Net Income (Loss)
                      ------------------------------------------
                                                 Six      Nine
                                               Months    Months
                         Three Months Ended     ended    ended
                     ------------------------- Aug. 26, Nov. 25,
                      5/27/95 8/26/95 11/25/95   1995    1995
                     -------- ------- -------- -------- --------
Previously reported  $  6,235   $ (76)  $ --   $  6,159  $  --

As restated           (10,078)   (678)   6,949  (10,756)  (3,807)

Restatement amount    (16,313)   (602)    --    (16,915)    --

                      Primary Net Income (Loss) Per Common Share
                      ------------------------------------------
                                                 Six      Nine
                                               Months    Months
                         Three Months Ended     ended    ended
                     ------------------------- Aug. 26, Nov. 25,
                      5/27/95 8/26/95 11/25/95   1995    1995
                     -------- ------- -------- -------- --------
Previously reported    $ 0.16  $ 0.00    $ --    $ 0.16    $  --

As restated            $(0.25) $(0.02)   $0.18   $(0.27)  $(0.10)

Restatement amount     $(0.41) $(0.02)   $ --    $(0.43)   $  --

                               Investment Gains (Losses)
                      ------------------------------------------
                                                 Six      Nine
                                               Months    Months
                       Three Months Ended       ended    ended
                     ------------------------- Aug. 26, Nov. 25,
                      5/27/95 8/26/95 11/25/95   1995    1995
                     -------- ------- -------- -------- --------
Previously reported  $    357   $  --     $ -- $    357 $    357

As restated           (15,956)   (602)      95  (16,558) (16,463)

Restatement amount    (16,313)   (602)      95  (16,915) (16,820)

                      CONSOLIDATED BALANCE SHEET DATA
                              (In thousands)

                     Cash Advanced to Investment Manager at End of Period
                     ----------------------------------------------------
                                      Three Months Ended
                     ----------------------------------------------------
                      5/28/94 8/27/94 11/26/94  2/25/95  5/27/95  8/26/95
                     -------- ------- -------- -------- -------- --------
Investment as previously
  reported             $7,500  $7,500  $12,500     $ --  $19,500  $19,500

Investment as restated  5,956   1,804    1,055      838      745      143


Note 3 - New credit facility

    In December 1995 the Company obtained a three-year $65 million competitive advance and revolving credit facility. This agreement contains certain restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net worth, debt to net cash flow, and current ratio), minimum tangible net worth, the limitation of maximum levels of capital expenditures, and a limitation on certain investments. The terms of the competitive advance and revolving credit facility limit the amount of additional borrowings under the facility and additional borrowings under other short-term facilities to an aggregate amount approximating $78 million over the amount outstanding at December 30, 1995.

Note 4 - Provision for Sunbelt Nursery Group, Inc. defaults

    During the second quarter of fiscal 1996, the Company recorded a pre-tax charge of $14 million, which represents the estimated cost to disengage from its financial support of Sunbelt Nursery Group, Inc. ("Sunbelt").
This charge resulted from Sunbelt's default on 13 nursery store subleases from the Company in April 1995. Sunbelt has also defaulted on three nursery store leases guaranteed by the Company. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases.

    As of December 30, 1995, the Company has disengaged from the commitment associated with 1 of these stores at a cost approximating the estimated amount. The Company continues to believe the leases can be terminated at the estimated cost and thus, no further charge is warranted at this time.

Note 5 - Litigation

    On December 27, 1995, a derivative suit, entitled Harry Lewis v. Clark
A. Johnson et al., was filed by a shareholder on behalf of the Company in the Delaware Chancery Court against each member of the Company's Board of Directors. The complaint alleges that the Directors violated their fiduciary duties to the Company and its shareholders by not adequately supervising the officers, employees and agents of the Company who were responsible for the trading activities that resulted in the $19.3 million in losses. The suit seeks an accounting to the Company for the damages it sustained.

    On January 3, 1996, a second derivative suit, entitled John P.
McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a shareholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and an outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its shareholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its shareholders. The suit seeks an award in the amount of all damages sustained by the Company.

                                  PART I
                                  ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Pier 1 Imports, Inc. (the "Company") recorded net sales of $190.2 million and $566.5 million for the third quarter and nine-month periods of fiscal 1996, increases of 14.7% and 10.5%, respectively, compared to the same periods of fiscal 1995. The increase in sales for the third quarter and nine-month periods of fiscal 1996 is primarily attributable to a same-store sales increase of 8.5% and 4.3%, respectively, over the same period of fiscal 1995 and an 8.1% increase in weighted average store count (which is calculated based on the number of days a store is open during any given period) at the end of the third quarter of fiscal 1996 compared to the same period of fiscal 1995. The average number of customers per store week increased approximately 7% in the third quarter of fiscal 1996 over the same period of fiscal 1995 primarily due to the Company's national television advertising campaign launched during the second quarter of fiscal 1996. The increases in same-store sales for fiscal 1996 resulted from a continued improvement in hard goods merchandise sales which include furniture and decorative accessories, offset partially by slight decreases in soft goods merchandise sales such as apparel and jewelry. Hard goods and soft goods sales contributed approximately 92% and 8%, respectively, of total sales for the nine-month period of fiscal 1996. Sales on the Company's proprietary credit card were $136.8 million, or 24.1% of total sales, during the first nine months of fiscal 1996, an increase of $41.3 million, or 43.3%, over the same period of fiscal 1995. The Company's U.S. and Canadian store count aggregated 665 at the end of the fiscal 1996 third quarter compared to 624 at the end of the fiscal 1995 third quarter.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 1.4% to 41.3% for the third quarter of fiscal 1996 and was even at 39.3% for the nine-month period of fiscal 1996 versus the same periods in fiscal 1995. The increase in the fiscal 1996 third quarter is primarily due to a 0.9% improvement in merchandise margins as a result of a change in the merchandise sales mix and a decrease in clearance and promotional markdowns partially due to the new television advertising campaign's increasing customer traffic in the
stores.   Store occupancy costs, as a percentage of sales, decreased 0.5%
to 15.0% for the third quarter of fiscal 1996 and increased 0.2% to 15.0% for the nine-month period of fiscal 1996 compared to the same periods of fiscal 1995. The third quarter improvement is primarily due to higher sales leveraging fixed rental rates partially offset by slightly higher occupancy rates on 50 new stores opened in the first nine months of fiscal 1996 and incremental increases in floating rate lease payments linked to LIBOR for approximately 55 store operating leases.

     Selling, general and administrative expenses, including marketing, expressed as a percentage of sales, increased 0.3% to 31.2% in the third quarter of fiscal 1996 and decreased 0.8% to 28.8% for the first nine
months of fiscal 1996 versus the same periods of fiscal 1995.   In total
dollars, expenses increased by $8.1 million during the third quarter of fiscal 1996 and by $11.3 million during the first nine months of fiscal 1996 versus the comparable periods of fiscal 1995. The increase in expenses for the third quarter of fiscal 1996 is primarily attributable to a $2.9 million increase in payroll, which decreased 1.1% as a percentage of sales, and a $1.9 million increase in marketing expenditures as a result of the timing of the national television advertising campaign expenses, which shifted expenditures from earlier in the 1996 fiscal year to the second and third quarters of fiscal 1996. Expenses related to international ventures in the third quarter of fiscal 1996 increased approximately $2.3 million compared to the same quarter of fiscal 1995. Other increases in selling, general and administrative expenses of $1.0 million during the third quarter of fiscal 1996 were a result of changes in the timing of store physical inventories and increases in other expenses that normally increase with sales. The increase in selling, general and administrative expenses for the nine-month period of fiscal 1996 is primarily due to a $5.4 million increase in payroll, which decreased 0.9% as a percentage of sales, and a $2.8 million increase in operating expenses (including supplies and store services) which normally increase proportionately with sales. In addition, net proprietary credit card costs increased $0.7 million due to higher processing costs related to the increase in proprietary credit card sales; however, these processing costs, as a percentage of proprietary credit card sales, decreased to 3.8% for the first nine months of fiscal 1996 compared to 5.0% for the same period of fiscal 1995. All other selling, general and administrative expenses increased $2.4 million, primarily as a result of increased expenses related to international ventures.

     Net interest expense increased $0.9 million during the third quarter and declined $0.2 million during the first nine months of fiscal 1996 versus the same periods in fiscal 1995. The increase in the third quarter of fiscal 1996 is primarily due to higher net debt levels.

     In late December 1995, the Company was made aware of non-recurring losses of approximately $19.3 million resulting from inappropriate and substantial trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Prior period financial statements will be restated to reflect the losses based upon the information available to the Company at this time. Approximately $16.5 million of the loss falls in the current year, principally in the first quarter, and $2.8 million will be reflected in fiscal 1995. See Note 2 to the financial statements for additional information regarding the losses.

     In July 1995, the Company entered into a settlement agreement with Sunbelt Nursery Group, Inc. ("Sunbelt") concerning Sunbelt's default in April 1995 on 13 nursery store subleases and three nursery store leases guaranteed by the Company. During the second quarter of fiscal 1996, the Company recorded a special charge of $14 million which represents the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases.

     The Company's income tax provisions for the first three quarters of fiscal 1995 and fiscal 1996 do not reflect any tax benefit associated with the investment losses described above. The Company's effective income tax rate for U.S. operations in fiscal 1996, excluding the effect of the tax treatment of the aforementioned investment losses, is estimated to be 40% compared to 31% for fiscal 1995. The increase is primarily due to the benefit of tax-favored foreign income last fiscal year and the tax benefit from the sale of Sunbelt common stock recognized in fiscal 1995.

     Operating income increased $4.1 million to $15.0 million during the third quarter of fiscal 1996 and increased $8.7 million to $46.8 million for the first nine months of fiscal 1996 versus the comparable periods of fiscal 1995 due to higher sales, improved margins and other cost efficiencies. Net income aggregated $6.9 million or $0.18 per share (primary) for the third quarter of fiscal 1996 compared to a net loss of $5.5 million or $0.14 per share (primary) for the same period of fiscal 1995. Net losses aggregated $3.8 million or $0.10 per share (primary) for the first nine months of fiscal 1996 compared to net income of $3.0 million or $0.07 per share (primary) for the same period of fiscal 1995.

Liquidity and Capital Resources

     Cash, including temporary investments, aggregated $13.5 million at the end of the fiscal 1996 third quarter compared to $50.6 million at fiscal 1995 year-end. The Company's current ratio at the end of the fiscal 1996 third quarter was 3.0 to 1 compared to 4.1 to 1 at fiscal 1995 year-end and
3.6 to 1 at the end of the fiscal 1995 third quarter. Total debt as a percentage of total capitalization was 44.9% at the end of the fiscal 1996 third quarter, compared to 41.4% at fiscal 1995 year-end and 43.6% at the end of the fiscal 1995 third quarter. The decrease in cash, including temporary investments, and the change in ratios resulted primarily from inventory additions in preparation for the upcoming Christmas selling season coupled with the non-recurring cash investment losses recognized during the preceding quarters of fiscal 1996 as discussed in Note 2. At December 30, 1995, cash, including temporary investments, aggregated approximately $42 million and is invested in A1P1 or AAA-rated instruments.


     Net cash used in operating activities for the nine-month period of fiscal 1996 was $10.1 million as compared to cash provided by operations of $24.2 million in the same period the prior year. The $34.3 million increase in cash used between periods was primarily a result of the timing of inventory purchases. The Company ended fiscal 1994 with a relatively high inventory of $219.6 million. By the end of November 1994, in spite of seasonal purchases, the inventory had declined, generating cash of $7.5 million. From February of 1995 to November of 1995, inventories increased from $201.0 million to $234.9 million as a result of seasonal purchases, using cash of $33.9 million. The inventory build-up was in preparation for expected Christmas sales; the strong Christmas selling season reduced inventories by approximately $21 million during December 1995.

     Net cash used in investing activities aggregated $39.8 million during the nine-month period of fiscal 1996 compared to $25.9 million in the corresponding period the prior year. Capital expenditures aggregated $16.4 million, an increase of $2.4 million over the corresponding prior year period, partially as a result of increased store remodels. Advances to The Pier Retail Group Limited were $7.8 million, an increase of $6.2 million over the corresponding prior fiscal period, due to store expansion in England and higher working capital requirements. The cash portion of the investment losses as discussed above totalled $15.9 million.

     Net cash provided by financing activities amounted to $12.8 million during the nine-month period of fiscal 1996 compared to $8.1 million in the corresponding period the prior year as net short-term borrowings increased by $18.1 million and long-term debt retirements increased by $12.3 million.

     At the end of the fiscal 1996 third quarter, $31.1 million was outstanding in the form of short-term borrowings under lines of credit, and an additional $59.5 million was committed under letters of credit. In December 1995, the Company repaid these borrowings, allowed the related short-term bank facilities to expire and replaced them in part with the $65 million competitive advance and revolving credit facility. As a result of recognizing the $16.5 million non-recurring investment losses during fiscal 1996, the Company requested and received agreement of its lenders to exclude the losses from calculation of certain restrictive covenants during the current year to date. Management believes that the Company is in compliance with the provisions of all loan agreements and lease guarantees.

     Working capital requirements are provided by a newly obtained (December 1995) three-year $65 million competitive advance and revolving credit facility as well as other short-term (12-month) bank facilities aggregating $120 million. These agreements contain various restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net worth, debt to net cash flow, and current ratio), minimum tangible net worth, the limitation of maximum levels of capital expenditures, and a limitation on certain investments.
In December 1995, the Company purchased the 90% ownership interest in a limited partnership previously held by unrelated third parties and in which the Company held a 10% ownership interest. The partnership leases 33 Pier 1 stores to the Company. The aggregate purchase price paid by the Company for the 90% ownership interest was approximately $40 million and was funded through the competitive advance and revolving credit facility. The $40 million advanced under that credit facility is classified as long-term debt due to its three-year term. The terms of the competitive advance and revolving credit facility currently limit the amount of additional borrowings under the facility and additional borrowings under the other short-term facilities to an aggregate amount which at December 30, 1995, approximates $78 million. In the opinion of management, the short-term bank facilities will be timely renewed under substantially the same amount, terms and conditions presently existing.

      It is expected that these facilities and the Company's current cash position will be sufficient to provide adequate liquidity to fund the Company's expected operating needs, planned capital expenditures and scheduled debt requirements for the remainder of fiscal 1996 and fiscal 1997.

     In addition to its bank facilities, the Company had approximately $73 million at November 25, 1995 in unencumbered credit card receivables.

     The Company's minimum operating lease commitments remaining for fiscal 1996 are $25 million, and the present value of total existing minimum operating lease commitments is $364 million. The remaining portion of the Company's new store development plan for fiscal 1996, which provided for the opening of 50 new stores during the first nine months of fiscal 1996, will be principally funded through operating leases. Final cash requirements to fund the store-closing program instituted in fiscal 1994 are expected to be lease termination costs of approximately $5.9 million for the remainder of fiscal 1996 and will be funded through working capital and operations. During the first nine months of fiscal 1996, approximately $5.9 million was expended and charged against the store closing reserve for lease termination costs.

     Cash requirements to fund the Company's previously established reserve relating to the defaults by Sunbelt on subleases of stores leased by the Company are being funded through working capital and operations and will not have a significant impact on the Company's liquidity. As of the end of the 1996 fiscal third quarter, approximately $0.2 million had been expended and charged against the reserve.

     The Company previously announced that, depending upon market conditions, it may utilize a portion of its surplus cash to purchase up to $25 million of the Company's 6 7/8% convertible notes in order to reduce debt service costs and future earnings per share dilution. During the nine months of fiscal 1996, the Company purchased $12.3 million of these notes, leaving $62.8 million of the Company's convertible notes outstanding at the end of the 1996 third fiscal quarter. In addition, in October 1995, the Company announced that its Board of Directors authorized the purchase of up to three million shares of the Company's common stock in open market or private transactions from time to time depending on prevailing market conditions and restrictive loan covenants permitting. An insignificant number of shares has been repurchased.

     During the nine months of fiscal 1996, the Company paid cash dividends aggregating $.09 per share, distributed a 5% stock dividend and declared a cash dividend of $.04 per share payable on February 26, 1996 to shareholders of record on February 12, 1996. The Company currently expects to continue paying modest cash dividends in the next fiscal year and intends to retain most of its future earnings for expansion of the Company's business.

                                  PART II
                                  -------
Item 1.  Legal Proceedings.
      ------------------

     In December 1995, the Company announced non-recurring losses of approximately $19.3 million resulting from inappropriate trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Upon being informed of the losses, the Company's Board of Directors appointed a Special Committee of the Company's outside Directors, which retained legal counsel and independent accountants, to investigate the matter and report its findings to the Board. The Company and the Special Committee of the Board of Directors are actively investigating the circumstances of the losses and the Company intends to pursue claims against various potential sources to seek recovery of all or a portion of the losses.

     On December 27, 1995, a derivative suit, entitled Harry Lewis v. Clark
A. Johnson et al., was filed by a shareholder on behalf of the Company in the Delaware Chancery Court against each member of the Company's Board of Directors. The complaint alleges that the Directors violated their fiduciary duties to the Company and its shareholders by not adequately supervising the officers, employees and agents of the Company who were responsible for the trading activities that resulted in the $19.3 million in losses. The suit seeks an accounting to the Company for the damages it sustained.

     On January 3, 1996, a second derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a shareholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and an outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its shareholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its shareholders. The suit seeks an award in the amount of all damages sustained by the Company.


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



Date: January 16, 1996      By: /s/ Clark A. Johnson
      ----------------         ----------------------------------------
                               Clark A. Johnson, Chairman of the Board
                               and Chief Executive Officer
                               (Principal Executive Officer)



Date: January 16, 1996         /s/ Susan E. Barley
      ----------------         ----------------------------------------
                               Susan E. Barley, Vice President and
                               Controller
                               (Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------
10.1        Revolving Credit Agreement, dated December 15, 1995, among the
            Company, certain of its subsidiaries, First Interstate Bank of Texas, N.A., Bank One, Texas, N.A., NationsBank of Texas,
            N.A., and Credit Lyonnais New York Branch.

10.12.1 Fourth Amendment to Lease Guarantee dated as of November 1, 1995 between the Company, Pier 1 Licensing, Inc., Pier 1 Assets, Inc., and Pier Set, Inc.

27          Financial Data Schedule for Nine-month Period Ended November
            25, 1995