Form 10-K/A
period 1995-02-25
PIER 1 IMPORTS INC/DE
filed 1996-03-01
CIK 278130

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

                                                   Name of each exchange
Title of each class                                on which registered
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

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
---------------------              ---------------------
Part III                           Proxy Statement for 1995 Annual Meeting

        Items 5, 6, 7, 8 and 14 of the Company's Annual Report on Form 10-K for the year ended February 25, 1995, are amended and restated as set forth below.

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters.


                    MARKET PRICE AND DIVIDEND INFORMATION

                     Market Price(1)    Cash Dividends
Fiscal 1995           High     Low         Per Share
-----------          ------   ------    --------------
First Quarter         9 1/8    7 3/8        $0.025
Second Quarter        8 5/8    7 1/8         0.025
Third Quarter         8 3/4    7 3/8         0.030
Fourth Quarter       10 1/8    7 1/2         0.030

Fiscal 1994
-----------
First Quarter        12 1/4    8 3/8        $0.020
Second Quarter       10 1/8    8 1/4         0.025
Third Quarter        11 1/4    8 3/8         0.025
Fourth Quarter       10 7/8    8 3/8         0.025

(1) Market prices do not reflect impact of 5% stock dividend distributed May
    1995.


          The Company's common stock is traded on the New York Stock Exchange. As of May 3, 1995, there were approximately 16,000 shareholders of record of the Company's common stock.

          Certain of the Company's existing loan agreements limit specific payments and distributions, including cash dividends, loans to shareholders and purchases of treasury stock. Generally the Company may make "restricted payments," as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of approximately $12.8 million as of February 25, 1995. Additionally, the Company is required to maintain various financial ratios. The Company's Board of Directors currently expects to pay modest cash dividends in fiscal 1996, but intends to retain most of future earnings for the expansion of the Company's business. A cash dividend of $.03 per share was paid May 17, 1995 and a stock dividend of 5% per share was paid May 8, 1995. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6.   Selected Financial Data.

                        FINANCIAL SUMMARY (Unaudited)
                  ($ in millions except per share amounts)

                          4-Year
                        Compound
                          Annual                    Year Ended
                          Growth    -------------------------------------
                           Rate     1995     1994    1993    1992    1991
                         --------   ----     ----    ----    ----    ----
Summary of operations:
  Net sales                6.1%     $712.0   685.4  629.2   586.7   562.7
  Gross profit             7.2%     $277.6   259.6  246.2   228.4   210.5
  Selling, general and
    administrative
    expenses               4.9%     $206.0   195.4  180.2   172.4   169.9
  Depreciation and
    amortization           2.8%     $ 16.0    15.8   15.1    15.0    14.3
  Store-closing pro-
    vision                          $  -      21.3    -       -       -
  Nonoperating expense,
    net of income(1)      16.0%     $ 22.3    18.8   15.0    16.3    12.3
  Income before income
    taxes and equity in
    net income (loss)
    of subsidiary         24.1%     $ 33.2     8.4   35.9    30.5    14.0
  Equity in net income
    (loss) of subsidiary            $  -       -     (3.6)    4.5    (2.4)
  Net income for common
    stockholders          36.9%     $ 22.1     5.9   23.0    26.3     6.3
Per common share data
  (adjusted for stock
  splits and dividends):(2)
  Net income for common
    stockholders          36.8%     $  .56     .15    .59     .68     .16
  Cash dividends declared           $  .11     .10    .07    -        .15
  Stockholders' equity     8.3%     $ 5.60    5.09   5.11    4.56    4.07
Other financial data:
  Working capital         20.3%     $265.0   229.0  225.2   160.0   126.7
  Current ratio                        4.1     3.5    3.4     3.0     2.1
  Total assets             3.2%     $485.9   463.3  460.5   386.4   428.9
  Long-term debt           2.4%     $154.4   145.2  147.2   106.8   140.6
  Stockholders' equity     9.2%     $222.4   201.1  200.5   177.1   156.3
  Weighted average shares
    outstanding and common
    stock equivalents
    (millions)(2)          0.8%       39.7    39.5   39.2    38.9    38.4
  Effective tax rate                  33.6%   29.0   25.9    28.3    35.8
  Return on common
    stockholders'
    average equity                    10.4%    3.0   12.2    15.8     3.7
  Return on average
    total assets                       4.6%    1.3    5.4     6.5     1.6
  Pre-tax return on sales              4.7%    1.2    5.7     5.2     2.5
-------------------
(1) Nonoperating expense, net of income is comprised of interest expense and interest income in each fiscal year presented, and in addition includes net trading losses or gains in fiscal years 1995, 1994 and 1993, and the write-down of General Host securities in fiscal years 1995 and 1994.

(2) Reflects the effect of a 5% stock dividend distributed May 8, 1995, a 3% stock dividend distributed November 19, 1991 and a 2% stock dividend distributed May 15, 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Pier 1 Imports, Inc. (the "Company") is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with 628 stores in 46 states, Puerto Rico and Canada, along with relationships involving international retail operations in the United Kingdom and Mexico as of the fiscal 1995 year-end. The Company reported record sales of $712.0 million for fiscal 1995 and net income of $22.1 million, or $.56 per share, after recording trading losses of $2.8 million and a non-cash, after-tax special charge of $5.2 million in the third quarter to reflect a write-down of the carrying value of the Company's holdings of General Host Corporation ("General Host") common stock. In March 1995, the Company announced a 5% common stock dividend distributable to stockholders of record on May 1, 1995. All per share amounts have been adjusted to reflect the impact of the stock dividend.

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

          The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in a discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. In late December 1995, the Company was made aware of non-recurring losses of $19.3 million resulting from inappropriate and substantial trading activities in the discretionary account. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company has restated its fiscal year 1995 financial statements to record $2.8 million of the trading losses during that year and the Company has recorded $16.5 million of the trading losses in fiscal 1996. Fiscal 1995, 1994 and 1993 quarterly financial statements have also been restated to reflect the trading losses and gains during those periods based on the information available to the Company at this time. The restatements of the various quarters have no effect on net income for the full 1994 and 1993 fiscal years. The Company deposited a total of $12.5 million in the discretionary account in fiscal 1995, and during the first, second and third fiscal quarters incurred net trading losses in the account of $1.5 million, $4.2 million and $5.7 million, respectively, and during the fourth quarter attained a net trading gain of $8.6 million. During the first, second and third fiscal quarters of fiscal 1994 the Company incurred net trading losses in the account of $4.0 million, $6.2 million and $4.6 million, respectively, and during the fourth quarter attained a net trading gain of $14.8 million. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors that was established to investigate the matter have investigated the transactions and the surrounding circumstances, and the Company is attempting to obtain additional information to resolve uncertainties which have arisen. The Company and the Special Committee found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million. While it is possible that further findings may cause the Company to make adjustments in the future as additional uncertainties are resolved, any such adjustments which might result in restatement of financial statements are not expected to result in any additional net losses, but rather would reflect offsetting adjustments among periods. See: Notes 2 and 8 of the Notes to Consolidated Financial Statements.

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

          The Company's effective income tax rate for fiscal 1995 increased to 33.6% from 29% in fiscal 1994. The effective rate for fiscal 1995 exclusive of the aforementioned trading losses would be 31%. The increase is primarily due to the benefit of tax-favored investment income last fiscal year compared to this fiscal year and an increase in the effective state income tax rate this fiscal year as compared to fiscal 1994. The Company's effective income tax rate for fiscal 1996 (before considering trading losses) is expected to increase to 35-40% due to the benefit of favorable tax treatment from the sale of Sunbelt common stock recognized in fiscal years 1995 and 1994 and no longer available in fiscal 1996. After taking into consideration trading losses, the effective income tax rate for fiscal 1996 is expected to be between 65 and 70%.

          Net income for fiscal 1995 aggregated $22.1 million, or $.56 per share, compared to income of $5.9 million, or $.15 per share, last year.

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

          During fiscal 1994, cash was utilized to reduce short-term debt, fund inventory and fixtures for new store development, expand the Pier 1 credit card program and pay dividends to shareholders. Due to lower interest income on declining cash balances, net interest expense increased $0.9 million in fiscal 1994 over the prior year.

          The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in a discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally all withdrawn near the end of each fiscal year. In late December 1995, the Company was made aware of non-recurring losses of $19.3 million resulting from inappropriate and substantial trading activities in the discretionary account. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and option contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. Fiscal 1994 and 1993 quarterly financial statements have been restated to reflect the trading losses and gains during those periods based on the information available to the Company at this time. The restatements had no effect on net income for the 1994 and 1993 full fiscal years. The Company deposited a total of $22.1 million in the discretionary account in fiscal 1994, and during the first, second and third fiscal quarters the Company incurred net trading losses in the account of $4.0 million, $6.2 million and $4.6 million, respectively, and during the fourth quarter attained a net trading gain of $14.8 million. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. During the third quarter of fiscal 1993 the Company incurred net trading losses in the account of $2.4 million and during the fourth
quarter attained a net trading gain of $3.4 million.   To the extent trading
losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses. See: Notes 2 and 8 of the Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

          At February 25, 1995, cash and cash equivalents had increased to $50.6 million from $17.1 million at February 26, 1994, due to cash flow from operations of $46.5 million, net proceeds from the issuance of exchangeable debentures of $11.1 million, net proceeds from the pay-off of the credit facility from Sunbelt of $2.0 million, partially offset by capital expenditures of $17.5 million, cash dividends of $4.1 million, a sinking fund payment of $2.5 million on the Company's subordinated debentures and other investing and financing activities of $2.1 million. During the first quarter of fiscal 1996, the Company suffered net cash trading losses of $15.9 million in the discretionary account described in Note 2 of the Notes to Consolidated Financial Statements.

          Cash provided by operating activities of $46.5 million during fiscal 1995 compared favorably to $4.4 million during fiscal 1994. The improvement was primarily due to higher earnings, reduced inventory levels and slightly slower growth of the Company's proprietary credit card receivable in fiscal 1995 versus fiscal 1994.

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

          In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the date of the filing of the Company's Form 10-K on May 26, 1995, negotiations were in process with Sunbelt regarding the Company's claims as well as the disposition of these properties through sales to third parties or acquisition by Sunbelt. In management's opinion, losses to the Company were not then expected to be material to the Company's consolidated balance sheet or liquidity.

          After extended negotiations with Sunbelt were completed in the second quarter of fiscal 1996, the Company recorded a charge of $14.0 million as its best estimate of the costs to disengage from its financial support of Sunbelt. The charge includes estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and from the Company's guarantee of other Sunbelt store leases. As of February 1996, one of the nursery store subleases has been terminated at costs consistent with the Company's previously recorded charge.

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

     To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 2, present fairly, in all material respects, the financial position of Pier 1 Imports, Inc. and its subsidiaries at February 25, 1995 and February 26, 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Fort Worth, Texas
April 7, 1995, except for
  Notes 2, 8, 11, and 17,
  as to which the date is
  February 29, 1996

                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except per share amounts)

                                                       Year Ended
                                              ----------------------------
                                                1995      1994      1993
                                              --------  --------  --------
Net sales                                     $711,985  $685,393  $629,235

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                           434,412   425,801   383,053
  Selling, general and administrative
    expenses                                   206,022   195,444   180,218
  Depreciation and amortization                 15,989    15,771    15,097
  Store-closing provision                           --    21,250        --
                                              --------  --------  --------
                                               656,423   658,266   578,368
                                              --------  --------  --------

      Operating income                          55,562    27,127    50,867

Nonoperating (income) and expense:
  Interest income                               (2,231)   (4,334)   (3,406)
  Interest expense                              14,223    21,177    19,401
  Trading losses (gains) (Note 2)                2,799       (72)   (1,039)
  Write-down of General Host securities          7,543     2,000        --
                                              --------  --------  --------
                                                22,334    18,771    14,956
                                              --------  --------  --------
      Income before income taxes and equity
        in net loss of subsidiary               33,228     8,356    35,911
Provision for income taxes                      11,168     2,423     9,309
                                              --------  --------  --------
      Income before equity in net loss of
        subsidiary                              22,060     5,933    26,602
Equity in net loss of subsidiary                    --        --    (3,585)
                                              --------  --------  --------

Net income                                    $ 22,060  $  5,933  $ 23,017
                                              ========  ========  ========

Net income per share                              $.56      $.15      $.59
                                                  ====      ====      ====

The accompanying notes are an integral part of these financial statements.

                         CONSOLIDATED BALANCE SHEET
                      (in thousands except share data)

                                                          1995      1994
                                                        --------  --------
ASSETS
Current assets:
  Cash, including temporary investments of $42,536
    and $7,466, respectively                            $ 50,566  $ 17,123
  Accounts receivable, net of allowance for doubtful
    accounts of $2,335 and $2,072, respectively           64,229    51,722
  Inventories                                            200,968   219,646
  Other current assets                                    34,325    32,901
                                                        --------  --------
      Total current assets                               350,088   321,392
Properties, net                                          105,618   111,510
Other assets                                              30,219    30,400
                                                        --------  --------
                                                        $485,925  $463,302
                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital leases  $  2,638  $  2,639
  Accounts payable and accrued liabilities                82,419    89,772
                                                        --------  --------
      Total current liabilities                           85,057    92,411

Long-term debt                                           154,432   145,231
Deferred income taxes                                      2,538     3,407
Other non-current liabilities                             21,501    21,160

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,826,000 and 37,617,000 issued,
    respectively                                          37,826    37,617
  Paid-in capital                                         93,833    92,670
  Retained earnings                                       94,516    76,597
  Cumulative currency translation adjustments             (1,195)     (964)
  Less--162,000 and 98,000 common shares in
    treasury, at cost, respectively                       (1,477)     (884)
  Less--subscriptions receivable and unearned
    compensation                                          (1,106)   (1,369)
  Less--unrealized loss on marketable equity securities       --    (2,574)
                                                        --------  --------
                                                         222,397   201,093
Commitments and contingencies (Notes 2, 12, 15, and 17) --------  --------
                                                        $485,925  $463,302
                                                        ========  ========
The accompanying notes are an integral part of these financial statements.

             CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

                                                      Year Ended
                                               ---------------------------
                                                1995      1994      1993
                                               -------   -------   -------
Cash flow from operating activities:
  Net income                                   $22,060   $ 5,933   $23,017
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization               15,989    15,771    15,097
    Deferred taxes and other                     3,515    (3,006)     (764)
    Equity in undistributed losses
      of subsidiary                                 --        --     3,585
    Store-closing provision                         --    21,250        --
    Write-down of General Host securities        7,543     2,000        --
    Change in cash from:
      Inventories                               18,352   (30,053)   (8,201)
      Accounts receivable and other
        current assets                         (16,071)  (17,550)   (3,670)
      Accounts payable and accrued expenses        417    10,103       446
      Store-closing reserve                     (4,650)       --        --
      Other assets, liabilities, and
        other, net                                (618)      (28)    1,011
        Net cash provided by operating         -------   -------   -------
          activities                            46,537     4,420    30,521
                                               -------   -------   -------
Cash flow from investing activities:
  Capital expenditures                         (17,471)  (24,617)  (12,619)
  Proceeds from disposition of properties           62       791       159
  Loans to Sunbelt Nursery Group, Inc.          (9,600)   (1,000)       --
  Proceeds from Sunbelt Nursery Group, Inc.     11,600     2,105        --
  Other investments                             (2,093)   (2,353)       --
        Net cash used in investing             -------   -------   -------
          activities                           (17,502)  (25,074)  (12,460)
                                               -------  --------   -------
Cash flow from financing activities:
  Cash dividends                                (4,138)   (3,560)   (2,409)
  Proceeds from issuance of long-term debt      11,060        --    72,353
  Repayments of long-term debt                  (2,500)       --   (35,362)
  Net (payments) borrowings under line of
    credit agreements                               --   (33,000)    9,983
  (Payments) proceeds from (purchases) sales of
    capital stock, treasury stock, and other       (14)      752     1,958
        Net cash provided by (used in)         -------   -------   -------
          financing activities                   4,408   (35,808)   46,523
                                               -------   -------   -------
Change in cash                                  33,443   (56,462)   64,584
Cash at beginning of year                       17,123    73,585     9,001
                                               -------   -------   -------
Cash at end of year                            $50,566   $17,123   $73,585
                                               =======   =======   =======
The accompanying notes are an integral part of these financialstatements.

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE THREE YEARS ENDED FEBRUARY 25, 1995 (in thousands)
                                                       Cumulative            Subscriptions
                                                        Currency               Receivable   Unrealized Loss      Total
                            Common   Paid-in Retained  Translation  Treasury  and Unearned   on Marketable   Stockholders'
                             Stock   Capital Earnings  Adjustments    Stock   Compensation Equity Securities    Equity
                            -------  ------- --------  -----------  --------  ------------ ----------------- -------------
Balance February 29, 1992   $37,225  $92,303  $53,844    $   570    $(4,551)     $(2,260)        $   --         $177,131
Purchase of treasury stock       --       --       --         --     (1,226)          --             --           (1,226)
Restricted stock grant and
  amortization                   --      (18)      --         --       (511)         582             --               53
Exercise of stock options
  and other                     382      899      (39)        --      3,689           --             --            4,931
Currency translation
  adjustments                    --       --       --     (1,003)        --           --             --           (1,003)
Cash dividends ($.07
  per common share)              --       --   (2,409)        --         --           --             --           (2,409)
Net income                       --       --   23,017         --         --           --             --           23,017
                            -------  -------  -------    -------    -------      -------         ------         --------
Balance February 27, 1993    37,607   93,184   74,413       (433)    (2,599)      (1,678)            --          200,494
Purchase of treasury stock       --       --       --         --     (1,545)          --             --           (1,545)
Restricted stock grant and
  amortization                   --      (62)      --         --          9          309             --              256
Exercise of stock options
  and other                      10     (452)    (189)        --      3,251           --             --            2,620
Currency translation
  adjustments                    --       --       --       (531)        --           --             --             (531)
Unrealized loss on
  marketable equity
  securities                     --       --       --         --         --           --         (2,574)          (2,574)
Cash dividends ($.10
  per common share)              --       --   (3,560)        --         --           --             --           (3,560)
Net income                       --       --    5,933         --         --           --             --            5,933
                            -------  -------  -------    -------    -------      -------         ------         --------
Balance February 26, 1994    37,617   92,670   76,597       (964)      (884)      (1,369)        (2,574)         201,093
Purchase of treasury stock       --       --       --         --     (2,575)          --             --           (2,575)
Restricted stock grant and
  amortization                   --       (2)      --         --        (61)         263             --              200
Exercise of stock options
  and other                     209    1,165       (3)        --      2,043           --             --            3,414
Currency translation
  adjustments                    --       --       --       (231)        --           --             --             (231)
Realized loss on
  marketable equity
  securities                     --       --       --         --         --           --          2,574            2,574
Cash dividends ($.11
  per common share)              --       --   (4,138)        --         --           --             --           (4,138)
Net income                       --       --   22,060         --         --           --             --           22,060
                            -------  -------  -------    -------    -------      -------        -------         --------
Balance February 25, 1995   $37,826  $93,833  $94,516    $(1,195)   $(1,477)     $(1,106)       $    --         $222,397
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

         Marketable securities - The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), for fiscal 1995. Under SFAS 115, trading account assets are recorded at their fair value, with unrealized gains and losses recorded as trading gains or losses in the Company's statement of operations. See Notes 2 and 8 of the Notes to Consolidated Financial Statements. Debt and equity securities available for sale are recorded at their fair value, with unrealized gains and losses accumulated and included as a separate component of stockholders' equity, net of related income tax effects. Adjustments for any impairments in the market value of equity securities available for sale (based on market conditions) that are deemed to be other than temporary are included as a loss in the current year's operations.

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

         Risk management instruments: The Company utilizes various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments. Interest rate swap agreements have been used to modify the interest characteristics of a portion of the Company's debt. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense on the consolidated statement of operations. The fair values of the swap agreements are not recognized in the consolidated financial statements. Additionally, interest rate floors have occasionally been used to lock in rates to minimize the Company's risks to market rate fluctuations. The costs of these interest rate floors are amortized to interest expense over the term of the contract. The unamortized cost is included as an asset on the Company's consolidated balance sheet.

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

         Trading account instruments: Financial instruments that were used in trading activities are recorded at the fair value, with realized and unrealized gains and losses recorded as trading gains or losses in the Company's statement of operations.

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

         Net income per share - Net income per share during a period is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents which were 39,698,000, 39,530,000 and 39,227,000 for fiscal 1995, 1994 and 1993, respectively.
Common stock equivalents for fiscal 1995, 1994 and 1993 were 328,000, 465,000 and 625,000, respectively. Computation of the weighted average shares for each year gives retroactive effect to the 5% stock dividend to be distributed May 8, 1995. Fully diluted net income per share is based on the assumed conversion of all of the 6 7/8% convertible subordinated notes into common stock, whereby interest expense and debt issue costs, net of tax, on the 6 7/8% convertible subordinated notes is added back to net income. Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for each of the three fiscal years ended February 25, 1995 and all quarterly periods presented with the exception of the fourth quarter of fiscal year 1995.

Note 2 - SUBSEQUENT EVENT - TRADING LOSSES

         In late December 1995, the Company was made aware of non-recurring losses of $19.3 million resulting from inappropriate and substantial trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. The Company maintained a relationship with the consultant over the last nine years and provided funds under his management which at one time reached $22 million.
In executing these trading transactions, the consultant may have acted outside the scope of instructions from the Company and improperly attributed transactions to the Company. These transactions are recorded on statements the Company received from brokerage firms that executed the transactions purportedly in accordance with the consultant's instructions. Management believes that these statements represent the best evidence of the transactions that is available to the Company at this time. As a result, the Company has restated its financial statements to reflect the gains and losses in the periods indicated by brokerage firm statements. The Company and a Special Committee of the Board of Directors that was established to investigate the matter have investigated the transactions and the surrounding circumstances, and the Company is attempting to obtain additional information to resolve uncertainties which have arisen. The Company and the Special Committee found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million. While it is possible that further findings may cause the Company to make adjustments in the future as additional uncertainties are resolved, any such adjustment which might result in restatement of financial statements are not expected to result in any additional net losses, but rather would reflect offsetting adjustments among periods.

         Restatements of the financial statements indicate significant trading losses during the first three quarters of each of the fiscal years ended February 25, 1995 and February 26, 1994, and then a substantial recovery of such losses in the fourth fiscal quarter of each of those years. Restatements of the financial statements for the fiscal year ended February 27, 1993 reflected trading losses in the third quarter and a recovery of such losses in the fourth quarter. The Company's restatements had no effect on net income for the full years ended February 26, 1994 and February 27, 1993. The effect on the financial statements for the full fiscal year ended February 25, 1995 is to reduce net income by trading losses of $2,799,000. Trading losses in fiscal 1996 total $16,463,000. These amounts do not include any possible conflicting claims which might arise involving the financial consultant or other parties. Should such claims arise, they are expected to be the subject of protracted legal proceedings. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. Net income per share for fiscal 1995 was reduced by $0.07 per share to $0.56 per share. The effect on net income and net income per share for the quarterly periods in fiscal 1995 and 1994 is included in Note 18.

         The Company has attempted to obtain additional information from the financial consultant with respect to its purported trading transactions, but the consultant has not cooperated with these efforts. The ability of the Company to obtain such information, particularly at dates which are relevant to the Company's financial reporting requirements, is not ascertainable. The Company has been authorized by the Board of Directors to pursue all legal remedies to recoup the lost funds against any and all parties responsible for the trading losses. The recorded losses have not been reduced by any possible recoveries from such sources.

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

         On January 3, 1996, a second derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a shareholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and an outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its shareholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its shareholders. The suit seeks an award in the amount of all damages sustained by the Company. On February 12, 1996, the Company filed a related cross-claim suit against S. Jay Goldinger, the financial consultant, and his firm, Capital Insight, and a third-party claim against a brokerage firm, Refco, Inc., asserting conspiracy and fraud and seeking damages sustained by the Company from the trading activities managed by Goldinger.


         On January 24, 1996, a suit, entitled Hernan Velasquez v. Clark A. Johnson et al., was filed in the District Court of Tarrant County, Texas against the Company and each member of the Company's Board of Directors. The complaint asserts a class action by Company shareholders purchasing and/or holding Company common stock between July 8, 1994, and December 22, 1995, and alleges fraud and violations of the Texas Securities Act in the dissemination of materially false and misleading information concerning the Company's financial condition. The suit seeks compensatory and exemplary damages in excess of $50 million in connection with purchases by the shareholder class of Company common stock during the class period.


Note 3 - PROPRIETARY CREDIT CARD INFORMATION

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

Note 4 - PROPERTIES

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
                                                        ========  ========

Note 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES/OTHER NON-CURRENT
LIABILITIES

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

Note 6 - STORE-CLOSING PROVISION

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

Note 7 - CURRENT AND LONG-TERM DEBT

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
                                                        --------
                                                        $157,070
                                                        ========

         Some of the Company's loan agreements require that the Company maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to shareholders and purchases of treasury stock. At year-end, the most restrictive of the agreements limits the aggregate of such payments to $12.8 million.

Note 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         A financial consultant retained by the Company to manage the Company's excess cash and short-term investments used some of the Company's funds to trade in treasury bonds, treasury bond futures contracts, options on treasury bond futures contracts and other financial instruments. During fiscal 1995, 1994 and 1993 the Company deposited $12.5 million, $22.1 million and $10.0 million, respectively, with the financial consultant and withdrew $9.0 million, $22.1 million and $10.0 million of the invested funds, respectively, by the end of each such fiscal year. At February 25, 1995, the Company had outstanding treasury bond futures contracts with a notional amount of $122 million which had a fair market value of $0.3 million. These contracts derive value from changes in market interest rates without the purchase and sale of the underlying securities. There were no open positions at either February 26, 1994 or February 27, 1993. The average fair value of the trading account was $1.9 million, $3.6 million and $3.2 million in fiscal years 1995, 1994 and 1993, respectively. Net realized and unrealized gains and (losses) associated with these trading activities totalled ($2.8) million, $0.1 million and $1.0 million in fiscal years 1995, 1994, and 1993, respectively.

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

Note 9 - EMPLOYEE BENEFIT PLANS

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

Note 10 - MATTERS CONCERNING STOCKHOLDERS' EQUITY

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

Note 11 - INCOME TAXES

         The provision for income taxes consists of (in thousands):

                                                 1995      1994      1993
                                               -------    ------    ------
         Federal:
           Current                             $ 8,733    $5,356    $8,875
           Deferred                               (436)   (4,966)   (1,431)
         State:
           Current                               2,040     2,598     1,765
           Deferred                                (93)   (1,127)     (302)
         Foreign:
           Current                                 924       562       402
                                               -------    ------    ------
                                               $11,168    $2,423    $9,309
                                               =======    ======    ======

         Deferred tax liabilities (assets) at February 25, 1995 and February 26, 1994 are comprised of the following (in thousands):

                                                          1995      1994
                                                        --------  --------
         Deferred tax liabilities:
           Depreciation                                  $11,758   $10,326
           Deferred store costs                            2,453     2,488
           Other                                             930       856
                                                        --------  --------
                                                          15,141    13,670
                                                        --------  --------
         Deferred tax assets:
           Inventory                                      (4,128)      (24)
           Accrued average rent                           (6,024)   (6,126)
           Accrued vacation/deferred compensation         (3,320)   (2,494)
           Deferred gain on sale/leaseback                (1,564)   (1,493)
           Bad debts                                        (732)     (708)
           Store-closing reserve/provision                (4,734)   (8,454)
           Write-down of General Host securities          (2,209)   (1,588)
           Trading losses                                 (1,120)       --
           Other                                          (1,586)   (1,410)
                                                        --------  --------
                                                         (25,417)  (22,297)
           Valuation allowance                             1,120        --
                                                        --------  --------
                                                         (24,297)  (22,297)
                                                        --------  --------
                                                        $( 9,156) $( 8,627)
                                                        ========  ========

         The difference between income taxes at the statutory federal income tax rate of 35 percent in fiscal 1995 and fiscal 1994 and 34 percent in fiscal 1993, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                 1995      1994      1993
                                               -------    ------   -------
         Tax at statutory federal tax rate     $11,630    $2,925   $12,208
         Tax treatment on sale of subsidiary
           stock                                (1,959)     (282)       --
         Trading losses without tax benefit      1,120        --        --
         State income taxes, net of federal
           benefit                               1,080       856       966
         Tax-favored investment income             (61)     (284)     (574)
         Targeted jobs tax credit                 (524)     (395)     (332)
         Foreign income taxed at lower rates      (425)     (528)   (2,959)
         Other, net                                307       131        --
                                               -------    ------   -------
                                               $11,168    $2,423   $ 9,309
                                               =======    ======   =======

Note 12 - COMMITMENTS AND CONTINGENCIES

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

         Refer to Note 15 for additional guarantees of Sunbelt Nursery Group, Inc. ("Sunbelt") lease obligations.

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

Note 13 - CASH FLOW INFORMATION

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

Note 14 - INVESTMENT IN GENERAL HOST CORPORATION

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

Note 15 - SUNBELT NURSERY GROUP, INC.

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

Note 16 - RELATED PARTIES

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

Note 17 - SUBSEQUENT EVENT - SUNBELT NURSERY GROUP, INC.

         In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the date of the filing of the Company's Form 10-K on May 26, 1995, negotiations were in process with Sunbelt regarding the Company's claims as well as the disposition of these properties through sales to third parties or acquisition by Sunbelt. In management's opinion, losses to the Company were not then expected to be material to the Company's consolidated balance sheet or liquidity.

         After extended negotiations with Sunbelt were completed in the second quarter of fiscal 1996, the Company recorded a charge of $14.0 million as its best estimate of the costs to disengage from its financial support of Sunbelt. The charge includes estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and from the Company's guarantee of other Sunbelt store leases. As of February 1996, one of the nursery store subleases has been terminated at costs consistent with the Company's previously recorded charge.

Note 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended February 25, 1995 and February 26, 1994 are set forth below:

                                              Three Months Ended
                                    --------------------------------------
     Fiscal 1995                      5/28/94  8/27/94  11/26/94   2/25/95
     -----------                     -------- --------  --------  --------
Net sales(1)                         $161,486 $185,403  $165,761  $199,335

Gross profit(1)                        65,351   70,233    66,097    75,892

Net income (loss), as
  restated(2)(3)                        3,991    4,504    (5,526)   19,091

Primary net income (loss)
  per common share, as
  restated(2)(3)(4)(5)                   $.10     $.11     $(.14)     $.48

Net income as previously
  reported(3)                          $5,535   $8,656      $223   $10,445

Primary net income per common
  share as previously
  reported(3)(4)(5)                      $.14     $.22      $.01      $.26

                                              Three Months Ended
                                    --------------------------------------
     Fiscal 1994                      5/29/93  8/28/93  11/27/93   2/26/94
     -----------                     -------- --------  --------  --------
Net sales(1)                         $158,593 $181,441  $163,457  $181,902

Gross profit(1)                        61,690   65,834    63,022    69,046

Net income (loss), as
  restated(2)(3)(6)                       721    1,116      (508)    4,604

Primary net income (loss)
  per common share, as
  restated(2)(3)(4)(5)(6)                $.02     $.03     ($.01)     $.12

Net income (loss) as
  previously reported(3)(6)            $4,702   $7,343    $4,042  $(10,154)

Primary net income (loss) per
  common share as previously
  reported(3)(4)(5)(6)                   $.12     $.19      $.10     $(.26)


(1) The restatements of earnings for the quarters of fiscal 1995 and 1994 had no effect on the Company's previously reported sales and gross profit.
(2) Fiscal 1995 first quarter, second quarter, third quarter and fourth quarter net income (loss) includes trading (losses) gains of ($1,544), ($4,152), ($5,749) and $8,646, respectively. Fiscal 1994 first quarter, second quarter, third quarter and fourth quarter net income (loss) includes trading (losses) gains of ($3,981), ($6,227), ($4,550) and $14,830, respectively.
(3) Fiscal 1995 third quarter net income and fiscal 1994 fourth quarter net loss include charges of $7,543 and $2,000, respectively, for the write-down of investment in the common stock of General Host.
(4) Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for fiscal year 1995 and for all periods presented with the exception of a $.05 dilution in the fourth quarter of fiscal year 1995.
(5) Reflects the effect of the 5% stock dividend distributed May 8, 1995.
(6) Fourth quarter net income includes $21,250 provision for store closings.


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

          (b)  Reports on Form 8-K

                  None

          (c)  Exhibits

                  See Exhibit Index.

          (d)  Not applicable.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PIER 1 IMPORTS, INC.



Date: February 29, 1996            By:  /s/ Clark A. Johnson
                                        ----------------------------
                                        Clark A. Johnson, Chairman
                                        and Chief Executive Officer

                                SCHEDULE VIII


             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                        RESERVE FOR DOUBTFUL ACCOUNTS
                        -----------------------------
                                               Year Ended
                                 ------------------------------------------
                                 February 25,  February 26,   February 27,
                                     1995          1994           1993
                                 ------------  ------------   ------------
Balance at beginning of year       $ 2,072       $ 2,404        $ 3,185

  Additions charged to income        3,285         2,097          2,327

  Balances written off, net of
    recoveries                      (3,022)       (2,429)        (3,108)
                                   -------       -------        -------

Balance at end of year             $ 2,335       $ 2,072        $ 2,404
                                   =======       =======        =======

                                EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

23           Consent of Independent Accountants.

27           Financial Data Schedule.