Form 10-Q/A
PIER 1 IMPORTS INC/DE
filed 1996-05-20
CIK 278130

FORM 10-Q/A
                               Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of June 30, 1995
-----------------------------      --------------------------------------
Common Stock, $1.00 par value                39,345,127

Items 1 and 2 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 1995, are amended and restated as set forth below.
                                   PART I
                                   ------
Item 1. Financial Statements.
        ---------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)
                                                     Three Months Ended
                                                      May 27,    May 28,
                                                       1995       1994
                                                     --------   --------
                                                         (as restated)
Net sales                                            $176,815   $161,486

Operating costs and expenses:
  Cost of sales (including buying and
   store occupancy)                                   107,677     96,135
  Selling, general and administrative expenses         52,058     50,188
  Depreciation and amortization                         4,123      3,853
                                                     --------   --------
                                                      163,858    150,176
                                                     --------   --------

     Operating income                                  12,957     11,310

Nonoperating (income) and expense:
  Interest income                                        (345)      (305)
  Interest expense                                      3,272      3,604
  Trading losses (Note 1)                              15,956      1,544
  Provision for Sunbelt Nursery Group, Inc.
   defaults (Note 2)                                   14,000         --
                                                     --------   --------
                                                       32,883      4,843
                                                     --------   --------
     Income (loss) before income taxes                (19,926)     6,467

Provision (benefit) for income taxes                   (1,591)     2,476
                                                     --------   --------
Net income (loss)                                    $(18,335)  $  3,991
                                                     ========   ========
Net income (loss) per share                             $(.46)      $.10
                                                     ========   ========
Average shares outstanding during period,
  including common stock equivalents                   39,827     39,596
                                                     ========   ========

The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                  May 27,   February 25,
                                                   1995         1995
                                               ------------ ------------
                                               (as restated)
ASSETS
Current assets:
  Cash, including temporary investments of
   $6,765 and $42,536, respectively              $ 15,481      $ 50,566
  Accounts receivable, net                         72,489        64,229
  Inventories                                     204,263       200,968
  Other current assets                             32,453        34,325
                                                 --------      --------
     Total current assets                         324,686       350,088

Properties, net                                   104,771       105,618
Other assets                                       34,750        30,219
                                                 --------      --------
                                                 $464,207      $485,925
                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
   long-term debt                                $  4,220      $  2,638
  Accounts payable and accrued liabilities         89,283        82,419
                                                 --------      --------
     Total current liabilities                     93,503        85,057
Long-term debt                                    143,032       154,432
Deferred income taxes                               2,537         2,538
Other non-current liabilities                      20,731        21,501

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
   authorized, 39,877,000 and 37,826,000
   issued, respectively                            39,877        37,826
  Paid-in capital                                 110,627        93,833
  Retained earnings                                57,199        94,516
  Cumulative currency translation adjustments      (1,123)       (1,195)
  Less - 134,000 and 162,000 common shares in
   treasury, at cost, respectively                 (1,208)       (1,477)
  Less - subscriptions receivable and unearned
   compensation                                      (968)       (1,106)
                                                 --------      --------
                                                  204,404       222,397
                                                 --------      --------
                                                 $464,207      $485,925
                                                 ========      ========
The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                   Three Months Ended
                                                 May 27,       May 28,
                                                  1995          1994
                                                ---------     ---------
                                                     (as restated)
Cash flow from operating activities:
Net income (loss)                                $(18,335)    $  3,991
Adjustments to reconcile to net cash used in
  operating activities:
   Depreciation and amortization                    4,123        3,853
   Deferred taxes and other                         1,046        3,307
   Provision for Sunbelt Nursery Group, Inc.
     defaults                                      14,000           --
   Change in cash from:
     Inventories                                   (3,295)       2,164
     Accounts receivable and other current assets  (6,407)     (13,785)
     Accounts payable and accrued expenses         (2,991)      (9,065)
     Store-closing reserve                         (4,043)        (325)
     Other assets, liabilities, and other, net       (193)        (563)
                                                 --------     --------
      Net cash used in operating activities       (16,095)     (10,423)
                                                 --------     --------
Cash flow from investing activities:
  Capital expenditures                             (3,969)      (3,971)
  Proceeds from disposition of properties             213            3
  Loan to Sunbelt Nursery Group, Inc.                  --       (9,600)
  Other investments                                (5,000)      (1,193)
                                                 --------     --------
      Net cash used in investing activities        (8,756)     (14,761)
                                                 --------     --------
Cash flow from financing activities:
  Cash dividends                                   (1,208)        (939)
  Repayments of long-term debt                    (11,500)          --
  Net borrowings under line of credit agreements    1,600       22,000
  Proceeds from sales of capital stock,
   treasury stock, and other, net                     874          468
                                                 --------     --------
     Net cash (used in) provided by financing
        activities                                (10,234)      21,529
                                                 --------     --------
Change in cash and cash equivalents               (35,085)      (3,655)
Cash and cash equivalents at beginning of period   50,566       17,123
                                                 --------     --------
Cash and cash equivalents at end of period       $ 15,481     $ 13,468
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.


                                                        PIER 1 IMPORTS, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 27, 1995
                                                           (In thousands)
                                                             (Unaudited)

                                                                          Cumulative              Subscriptions
                                                                           Currency                 Receivable        Total
                                              Common  Paid-in   Retained  Translation   Treasury  and Unearned    Stockholders'
                                               Stock  Capital   Earnings  Adjustments    Stock     Compensation       Equity
                                              ------- --------  --------  -----------   --------  -------------   -------------
Balance, February 25, 1995                    $37,826 $ 93,833   $94,516     $(1,195)    $(1,477)     $(1,106)       $222,397

Restricted stock grant and amortization             7       44                              (129)         138              60

Stock Purchase Plan, exercise of stock
 options and other                                166      489       365                     398                        1,418

Currency translation adjustments                                                  72                                       72

Cash dividends, declared or paid                                  (1,208)                                              (1,208)

Stock dividend (5%)                             1,878   16,261   (18,139)                                                  --

Net loss (as restated)                                           (18,335)                                             (18,335)
                                              ------- --------   -------     -------     -------      -------        --------
Balance, May 27, 1995 (as restated)           $39,877 $110,627   $57,199     $(1,123)    $(1,208)     $  (968)       $204,404
                                              ======= ========   =======     =======     =======      =======        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 27, 1995 AND MAY 28, 1994
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 1 to Form 10-K, for the year ended February 25, 1995. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 27, 1995, and the results of operations and cash flows for the three months ended May 27, 1995 and May 28, 1994, as restated, have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1 and the provision for Sunbelt Nursery Group, Inc. defaults described in Note 2. The results of operations for the three months ended May 27, 1995 and May 28, 1994, as restated, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal 1996 and 1995 totalled $16.5 million and $2.8 million, respectively. The Company has restated its financial statements for the quarter ended May 27, 1995 to record net trading losses which aggregated $16.0 million. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the 1996 first fiscal quarter was a reduction of $0.40 per share.

Note 2 - Provision for Sunbelt Nursery Group, Inc. defaults and subsequent event

      In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on 13 nursery store sublease agreements with the Company comprising $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt has also defaulted on three nursery store leases guaranteed by the Company. The Company continues to negotiate with Sunbelt regarding a settlement of the Company's claims as a result of the defaults.

      In July 1995, the Company announced that, based upon the then current status of these negotiations and on recently completed analyses of the costs resulting from the termination of the 13 nursery store subleases, the estimated cost to disengage from its financial support of Sunbelt would range from $14 million to $17.5 million. The outcome of negotiations for an agreement with Sunbelt and Sunbelt's performance under the agreement may reduce the high end of the range. The Company restated its first quarter financial statements to record this charge, which had previously been recorded in the fiscal 1996 second quarter, and the result was a reduction of $0.21 per share to net income. The effective tax rate of 40% was applied to this charge for interim reporting purposes. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

Note 3 - Net income (loss) per share

      Primary net income (loss) per share was determined by dividing net income (loss) by applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully dilutive net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income (loss) to reflect assumed conversions. The computation of fully diluted net income
(loss) per share for the three months ended May 27, 1995 and May 28, 1994 was antidilutive for both periods; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Pier 1 Imports, Inc. ("the Company") recorded net sales of $176.8 million for the first quarter of fiscal 1996, a 9.5% increase compared to the same period of fiscal 1995. New stores contributed a majority of the sales growth with 16 stores opened and one store closed during the first three months of fiscal 1996. Same-store sales for the first quarter of fiscal 1996 increased approximately 3% versus the same period a year ago. This improvement resulted from a continued increase in hard goods merchandise sales such as furniture and decorative accessories, offset partially by a decrease in soft goods merchandise sales which includes apparel and jewelry. Hard goods and soft goods sales contributed approximately 90% and 10%, respectively, of total sales during the first three months of fiscal 1996. Sales on the Company's proprietary credit card were $43.5 million, or 24.6% of total sales, during the first quarter of fiscal 1996, an increase of $10.7 million, or 32.4%, over the same period last year. The Company's North American store count aggregated 643 at fiscal 1996 first quarter-end compared to 590 at fiscal 1995 first quarter-end.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased to 39.1% for the first quarter of fiscal 1996 from 40.5% for the same period of fiscal 1995. This decline was primarily due to a shift in advertising and promotional strategies to stimulate customer traffic which resulted in higher promotional discounts during this year's first quarter. Store occupancy costs, as a percentage of sales, increased 0.3% to 15.5% during the first three months of fiscal 1996 from 15.2% for the same period of fiscal 1995 due to slightly higher occupancy rates on new stores opened in the fiscal 1996 first quarter. The Company opened 16 new stores during the first quarter of fiscal 1996 compared to four new stores opened in the comparable period of fiscal 1995.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, decreased 1.7% to 29.4% in the first quarter of fiscal 1996 from 31.1% for the comparable period of fiscal 1995. In total dollars, expenses for the first quarter of fiscal 1996 increased $1.9 million over the first quarter of fiscal 1995, primarily due to a $3.0 million increase attributable to expenses that normally increase proportionately with sales, such as store salaries, and a $0.7 million increase in net proprietary credit card costs. These increases were partially offset by a $1.1 million decrease in bonuses primarily due to changes in the store manager bonus program, and a shift of marketing expenditures (estimated at $1.8 million), from the first quarter to later quarters during the current fiscal year, as the Company's national television campaign is scheduled to begin in the second quarter of fiscal 1996. The Company expects its marketing expenditures this fiscal year to be approximately the same percentage of sales as fiscal year 1995. Other general and administrative expenses increased by $1.1 million.

      Operating income increased $1.7 million to $13.0 million during the first quarter of fiscal 1996 compared to $11.3 million in the first quarter of fiscal 1995.

      Net interest expense declined $0.4 million during the first quarter of fiscal 1996 compared to the same period of fiscal 1995 due to lower effective interest rates coupled with lower debt levels.

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company recorded $16.5 million and $2.8 million of the net trading losses in fiscal 1996 and fiscal 1995, respectively, with $16.0 million of the net trading losses recorded in the first quarter of fiscal 1996. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate.

      In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host") and, in conjunction with the sale, committed to provide Sunbelt a $12 million credit facility through April 1994 and up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company received payment of the amounts owed under the credit facility and agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. The Company also had outstanding guarantees on other Sunbelt store lease commitments which aggregated $4.5 million with a present value of approximately $3.5 million at fiscal 1995 year-end. In April 1995, Sunbelt defaulted on 13 nursery store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt also defaulted on three nursery store lease agreements guaranteed by the Company. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14 million which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

      The Company's effective income tax rate for fiscal 1996 exclusive of the aforementioned trading losses is estimated at 40.0% compared to 31.0% for fiscal 1995. The increase is primarily due to the benefit of tax-favored foreign income last fiscal year coupled with the tax benefit from the sale of Sunbelt common stock recognized in fiscal year 1995. After taking into consideration the net trading losses, the effective income tax rate for fiscal 1996 will be approximately 65%.

Liquidity and Capital Resources

      Cash, including temporary investments, declined to $15.5 million at the end of the first quarter of fiscal 1996 from $50.6 million at fiscal 1995 year-end. During the first quarter of fiscal 1996, the Company suffered net cash trading losses of $16.0 million in the discretionary trading account. Other uses of cash included the retirement of $11.5 million of the Company's convertible notes, capital expenditures of $4.0 million, payments on the store-closing program of $4.0 million, investments in The Pier Retail Group Limited of $5.0 million, a $3.3 million increase in inventory levels as a result of seasonal build-up, an $8.5 million increase in the Company's proprietary credit card receivable due to various promotions and incentives offered during the first quarter of fiscal 1996 and changes in other working capital of $1.1 million. These cash uses were partially offset by income, exclusive of the aforementioned trading losses and non-cash related items aggregating $16.8 million and cash flow from other investing and financing activities of $1.5 million.

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

      Cash requirements to cover the estimated losses resulting from the Sunbelt defaults will be funded through working capital and operations and are not expected to have a significant impact on the Company's liquidity.

      Working capital requirements will continue to be provided by cash and $168.5 million in short-term revolving lines of credit. Under these lines of credit at May 27, 1995, $1.6 million was outstanding in the form of short-term borrowings and an additional $68.5 million was committed under letters of credit. The Company's current ratio at the end of the first quarter of fiscal 1996 was 3.5 to 1 compared to 4.1 to 1 at fiscal year end 1995 and 3.2 to 1 at the end of the first quarter of fiscal 1995. The Company's minimum operating lease commitments remaining for fiscal 1996 are $74 million, and the present value of total existing minimum operating lease commitments is $386 million.

      During the first three months of fiscal 1996, the Company distributed a 5% stock dividend, paid a $.03 per share cash dividend and has declared a cash dividend of $.03 per share payable on August 16, 1995 to shareholders of record on August 2, 1995. The Company currently expects to continue to pay cash dividends in fiscal 1996, but intends to retain most of its future earnings for expansion of the Company's business.

      Management continues to believe that earnings from Company store operations for the fiscal year ending March 2, 1996 will increase 12% to 15% over the previous year.

                                   PART II
                                   -------

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

        (a)  Exhibits                See Exhibit Index.

        (b)  Reports on Form 8-K     None.

                                 SIGNATURES
                                 ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PIER 1 IMPORTS, INC. (Registrant)


Date: May 17, 1996      By: /s/ Clark A. Johnson
      ------------          -------------------------------------------
                            Clark A. Johnson, Chairman of the Board
                            and Chief Executive Officer
                            (Principal Executive Officer)



Date: May 17, 1996      By: /s/ Susan E. Barley
      ------------          -------------------------------------------
                            Susan E. Barley, Vice President and
                            Controller
                            (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------

10.2.4 Eleventh Amendment to Lease Contract By and Between City Center Development Co. and Pier 1 Imports (U.S.), Inc. dated April 10, 1995, previously filed July 10, 1995.

10.5.1 Pier 1 Benefit Restoration Plan As Amended and Restated Effective July 1, 1995, previously filed July 10, 1995.

27              Financial Data Schedule for Three-Month Period ended May 27,
                1995, as restated.