Form 10-Q/A
PIER 1 IMPORTS INC/DE
filed 1996-05-20
CIK 278130

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

Items 1 and 2 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended August 26, 1995, are amended and restated as set forth below.

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                    Three Months Ended  Six Months Ended
                                    Aug. 26,  Aug. 27, Aug. 26,  Aug. 27,
                                      1995      1994     1995      1994
                                    --------  -------- --------  --------
                                         (as restated)    (as restated)

Net sales                           $199,456  $185,403 $376,271  $346,889

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)       124,698   115,170  232,375   211,305
  Selling, general and
   administrative expenses            51,736    50,436  103,794   100,624
  Depreciation and amortization        4,215     3,927    8,338     7,780
                                    --------  -------- --------  --------
                                     180,649   169,533  344,507   319,709
                                    --------  -------- --------  --------
     Operating income                 18,807    15,870   31,764    27,180

Nonoperating (income) and expense:
  Interest income                       (251)     (419)    (596)     (724)
  Interest expense                     3,222     3,735    6,494     7,339
  Trading losses (Note 1)                602     4,152   16,558     5,696
  Provision for Sunbelt Nursery
   Group, Inc. defaults (Note 2)          --        --   14,000        --
                                    --------  -------- --------  --------
                                       3,573     7,468   36,456    12,311
                                    --------  -------- --------  --------
     Income (loss) before
      income taxes                    15,234     8,402   (4,692)   14,869

Provision for income taxes             6,334     3,898    4,743     6,374
                                    --------  -------- --------  --------
Net income (loss)                   $  8,900  $  4,504 $( 9,435) $  8,495
                                    ========  ======== ========  ========
Net income (loss) per share:
    Primary                             $.22      $.11    $(.24)     $.21
                                    ========  ======== ========  ========
   Fully diluted                        $.21      $.11    $(.24)     $.21
                                    ========  ======== ========  ========
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                            39,634    39,646   39,731    39,621
                                    ========  ======== ========  ========
   Fully diluted                      45,134    46,213   45,249    46,188
                                    ========  ======== ========  ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share data)
                                 (Unaudited)


                                                August 26,   February 25,
                                                   1995          1995
                                              -------------- ------------
                                              (as restated)
ASSETS

Current assets:
 Cash, including temporary investments of
   $7,558 and $42,536, respectively               $ 18,079     $ 50,566
 Accounts receivable, net                           77,611       64,229
 Inventories                                       225,486      200,968
 Other current assets                               32,622       34,325
                                                  --------     --------
      Total current assets                         353,798      350,088

Properties, net                                    103,762      105,618
Other assets                                        34,436       30,219
                                                  --------     --------
                                                  $491,996     $485,925
                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term
   debt                                           $ 17,602     $  2,638
 Accounts payable and accrued liabilities          101,229       82,419
                                                  --------     --------
    Total current liabilities                      118,831       85,057

Long-term debt                                     139,882      154,432
Deferred income taxes                                2,536        2,538
Other non-current liabilities                       21,098       21,501

Stockholders' equity:
 Common stock, $1.00 par, 200,000,000 shares
   authorized, 39,877,000 and 37,826,000
   issued, respectively                             39,877       37,826
 Paid-in capital                                   110,637       93,833
 Retained earnings                                  64,917       94,516
 Cumulative currency translation adjustments        (1,039)      (1,195)
 Less - 467,000 and 162,000 common shares in
   treasury, at cost, respectively                  (3,835)      (1,477)
 Less - subscriptions receivable and unearned
   compensation                                       (908)      (1,106)
                                                  --------     --------
                                                   209,649      222,397
                                                  --------     --------
                                                  $491,996     $485,925
                                                  ========     ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                     Six Months Ended
                                                  August 26,  August 27,
                                                     1995        1994
                                                  ----------  ----------
                                                      (as restated)
Cash flow from operating activities:
   Net income (loss)                               $( 9,435)    $ 8,495
   Adjustments to reconcile to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                   8,338       7,780
      Deferred taxes and other                        2,331       5,280
      Provision for Sunbelt Nursery Group, Inc.
       defaults                                      14,000          --
      Changes in cash from:
       Inventories                                  (24,518)      3,916
       Accounts receivable and other current assets (11,710)    (12,001)
       Accounts payable and accrued expenses         10,319      (2,559)
       Store-closing reserve                         (4,920)     (1,094)
       Other assets, liabilities and other, net         (89)       (573)
                                                   --------     -------
        Net cash (used in) provided by operating
          activities                                (15,684)      9,244
                                                   --------     -------
Cash flow from investing activities:
   Capital expenditures                              (7,879)     (8,630)
   Proceeds from disposition of properties              237          16
   Loan to Sunbelt Nursery Group, Inc.                   --      (9,600)
   Other investments                                 (5,163)     (1,193)
                                                   --------     -------
        Net cash used in investing activities       (12,805)    (19,407)
                                                   --------     -------
Cash flow from financing activities:
   Cash dividends                                    (2,390)     (1,878)
   Repayments of long-term debt                     (14,750)     (2,500)
   Net borrowings under line of credit agreements    15,000      12,000
   (Payments) proceeds from (purchases) sales of
    capital stock, treasury stock, and other, net    (1,858)        551
                                                   --------     -------
        Net cash (used in) provided by financing
          activities                                 (3,998)      8,173
                                                   --------     -------
Change in cash and cash equivalents                 (32,487)     (1,990)
Cash and cash equivalents at beginning of period     50,566      17,123
                                                   --------     -------
Cash and cash equivalents at end of period         $ 18,079     $15,133
                                                   ========     =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 26, 1995
                                                           (In thousands)
                                                             (Unaudited)
                                                                   Cumulative            Subscriptions
                                                                    Currency             Receivable and     Total
                                         Common  Paid-in  Retained Translation  Treasury    Unearned     Stockholders'
                                         Stock   Capital  Earnings Adjustments   Stock    Compensation      Equity
                                         ------  -------  -------- -----------  -------- --------------  -------------
Balance February 25, 1995               $37,826 $ 93,833   $94,516     ($1,195)  ($1,477)       ($1,106)      $222,397

Purchase of treasury stock                                                        (3,542)                       (3,542)

Restricted stock grant and amortization       7       44                            (129)           198            120

Stock Purchase Plan, exercise of stock
 options and other                          166      499       365                 1,313                         2,343

Currency translation adjustments                                           156                                     156

Cash dividends, declared or paid                            (2,390)                                             (2,390)

Stock dividend (5%)                       1,878   16,261   (18,139)                                                  0

Net loss (as restated)                            (9,435)                                        (9,435)
                                        ------- --------   -------    --------   -------        -------       --------
Balance August 26, 1995 (as restated)   $39,877 $110,637   $64,917     $(1,039)  $(3,835)       $  (908)      $209,649
                                        ======= ========   =======     =======   =======        =======       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 1 to Form 10-K for the year ended February 25, 1995. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 26, 1995, and the results of operations and cash flows for the interim periods ended August 26, 1995 and August 27, 1994, as restated, have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1 and the provision for Sunbelt Nursery Group, Inc. defaults discussed in Note 2. The results of operations for the three and six months ended August 26, 1995 and August 27, 1994, as restated, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal 1996 and 1995 totalled $16.5 and $2.8 million, respectively. The Company has restated its financial statements for the first and second quarters of fiscal 1996 to record net trading losses of $16.0 million for the quarter ended May 27, 1995 and $0.6 million for the quarter ended August 26, 1995. The Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the second quarter and first six months of fiscal 1996 was a reduction of $0.02 per share and $0.42 per share, respectively.

Note 2 - Provision for Sunbelt Nursery Group, Inc. defaults

      The Company restated its financial statements for the first quarter of fiscal 1996 to record a pre-tax charge of $14 million that had been previously recorded in the second quarter of fiscal 1996, which represented the estimated cost to disengage from its financial support of Sunbelt Nursery Group, Inc. ("Sunbelt"). This charge resulted from Sunbelt's default on 13 nursery store subleases from the Company in April 1995. Sunbelt had also defaulted on three nursery store leases guaranteed by the Company. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

      In July 1995, the Company entered into a settlement agreement with Sunbelt concerning Sunbelt's default on the 13 nursery store sublease agreements and store lease agreements guaranteed by the Company. Pursuant to the settlement agreement, Sunbelt agreed to a claim by the Company of $14.7 million (secured by a second lien on up to $6 million of Sunbelt's assets) and agreed to continue to sublease the 13 stores for up to three years or until the Company is able to find a buyer for the properties. The Company has recorded no income associated with this claim. Sunbelt also cured the defaults on the three nursery store leases guaranteed by the Company. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow above specified levels up to a total of $8 million (which may be prepaid with $2 million in payments made by May 1996 or with $4 million in payments made by May 1997 or with $6 million in payments made by May 1998). The remaining $6.7 million of the Company's claim will be deemed satisfied if Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement.

Note 3 - Net income (loss) per share

      Primary net income (loss) per share was determined by dividing net income (loss) by applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income (loss) to reflect assumed conversions. The computations of fully diluted net income (loss) per share for the six months ended August 26, 1995 and the three and six months ended August 27, 1994 were antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.


      Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.

                                    Three Months Ended  Six Months Ended
                                    Aug. 26,  Aug. 27, Aug. 26,  Aug. 27,
                                      1995      1994     1995      1994
                                    --------  -------- --------  --------
                                    (as restated)         (as restated)
                                   (in thousands except per share amounts)

Net income (loss)                     $8,900   $4,504   $(9,435)  $ 8,495
Assumed conversion of 6 7/8%
  subordinated notes as of date of
  issuance, April 1992:
   Plus interest and debt issue
     costs, net of tax                   683      812     1,366     1,624
                                      ------   ------   -------   -------
Fully diluted net income (loss)       $9,583   $5,316   $(8,069)  $10,119
                                      ======   ======   =======   =======
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                            39,634   39,646    39,731    39,621
     Plus assumed exercise of stock
      options                              9         4       27         4
     Plus assumed conversion of
      6 7/8% subordinated notes
      to common stock as of date
      of issuance, April 1992          5,491     6,563    5,491     6,563
                                      ------    ------  -------   -------
   Fully diluted                      45,134    46,213   45,249    46,188
                                      ======    ======  =======   =======
Net income (loss) per share:
   Primary                              $.22      $.11    $(.24)     $.21
                                      ======    ======  =======   =======
   Fully diluted                        $.21      $.11    $(.24)     $.21
                                      ======    ======  =======   =======

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Pier 1 Imports, Inc. (the "Company") recorded net sales of $199.5 million and $376.3 million for the second quarter and six-month period of fiscal 1996, increases of 7.6% and 8.5%, respectively, compared to the same periods of fiscal 1995. The increase in sales for the first six months of fiscal 1996 is primarily attributable to an 8.5% increase in weighted average store count (which is calculated based on the number of days a store is open during any given period) compared to the same period last year. Same-store sales increased 2.5% and 2.4% for the second quarter and six-month periods of fiscal 1996, respectively, over the prior fiscal year. Sales of hard goods merchandise such as furniture and decorative accessories increased 5.5% during the first six months of fiscal 1996 versus the comparable period of fiscal 1995 and sales of soft goods merchandise such as apparel and jewelry decreased 4.3% in the first half of fiscal 1996 compared to a year ago. Hard goods and soft goods sales contributed approximately 91% and 9%, respectively, of total sales for the six-month period of fiscal 1996. Sales on the Company's proprietary credit card were $92.7 million, or 24.6% of total sales, during the first six months of fiscal 1996 versus proprietary credit card sales of $64.5 million, or 18.6% of total sales, for the same period of fiscal 1995. The Company's North American store count aggregated 647 at the end of the second quarter of fiscal 1996 compared to 600 at the end of the second quarter of fiscal 1995.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased by 0.4% to 37.5% for the second quarter and by 0.9% to 38.2% for the first six months of fiscal 1996 versus the same periods a year ago. Store occupancy costs, as a percentage of sales, increased 0.6% to 14.5% for the second quarter of fiscal 1996 and increased 0.5% to 15.0% for the first half of fiscal 1996 compared to the same periods of fiscal 1995. These increases were primarily due to slightly higher occupancy rates on 26 new stores opened in the first six months of fiscal 1996 compared to 14 new stores opened for the same period of fiscal 1995, coupled with incremental increases in floating rate lease payments linked to LIBOR for approximately 55 store operating leases. Second quarter merchandise margins slightly improved in fiscal 1996 compared to fiscal 1995 as a result of higher margins on furniture and dining and kitchen merchandise, combined with fewer clearance markdowns on furniture; however, during the first six months of fiscal 1996 merchandise margins declined from the year earlier period primarily due to higher promotional discounts in the first quarter of fiscal 1996.

      Selling, general and administrative expenses, including marketing, expressed as a percentage of sales, decreased 1.3% to 25.9% in the second quarter of fiscal 1996 and decreased 1.4% to 27.6% for the first half of
fiscal 1996 compared to the same periods of fiscal 1995.   In total dollars,
expenses increased by $1.3 million during the second quarter of fiscal 1996 and by $3.2 million during the first six months of fiscal 1996 versus the comparable periods of fiscal 1995. The increase in expenses for the first six months of fiscal 1996 is primarily due to a $3.5 million increase in store salaries, which increased proportionately with sales, a $0.9 million increase in supplies and a $1.6 million increase in net proprietary credit card costs due to higher processing costs related to the increase in proprietary credit card sales. However, these processing costs, as a percentage of proprietary credit card sales, decreased to 4.2% for the first six months of fiscal 1996 compared to 5.0% for the same period in fiscal 1995. These selling, general and administrative expenses were partially offset by a $2.7 million decrease in management bonuses and a $1.7 million shift of marketing expenditures to later in the 1996 fiscal year primarily related to the Company's national television advertising campaign. Other general and administrative expenses increased by $1.6 million.

      Operating income increased $2.9 million to $18.8 million during the second quarter of fiscal 1996 and increased $4.6 million to $31.8 million for the first six months of fiscal 1996 versus the comparable periods of fiscal 1995 due to higher sales and improved expense control.

      Net interest expense declined $0.3 million during the second quarter and $1.1 million during the first six months of fiscal 1996 over the same periods in fiscal 1995 primarily due to lower effective interest rates coupled with lower debt levels.

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company has recorded $16.5 million and $2.8 million of the net trading losses in fiscal 1996 and fiscal 1995, respectively, with $16.0 million and $0.6 million of the net trading losses recorded in the first and second quarters of fiscal 1996, respectively. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate.

      In July 1995, the Company entered into a settlement agreement with Sunbelt Nursery Group, Inc. ("Sunbelt") concerning Sunbelt's default in April 1995 on 13 nursery store subleases and three nursery store leases guaranteed by the Company. Pursuant to the settlement agreement, Sunbelt agreed to a claim by the Company of $14.7 million (secured by a second lien on up to $6 million of Sunbelt's assets) and agreed to continue to sublease the 13 stores for up to three years or until the Company is able to find a buyer for the properties. The Company has recorded no income associated with this claim. Sunbelt also cured the defaults on the three nursery store leases guaranteed by the Company. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow above specified levels up to a total of $8 million (which may be prepaid with $2 million in payments made by May 1996 or with $4 million in payments made by May 1997 or with $6 million in payments made by May 1998). The remaining $6.7 million of the Company's claim will be deemed satisfied if Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement. The Company restated its financial statements for the first quarter of fiscal 1996 to record a pre-tax charge of $14 million that had been previously recorded in the second quarter of fiscal 1996, which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases. An effective tax rate of 40% was applied to this charge for interim reporting purposes.

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

Liquidity and Capital Resources

      Cash, including temporary investments, aggregated $18.1 million at the end of the second quarter of fiscal 1996, down from $50.6 million at fiscal 1995 year-end. During the first half of fiscal 1996, the Company suffered net cash trading losses of $16.6 million in the discretionary trading account. In addition, the first six months of fiscal 1996 included cash payments on a $24.5 million seasonal build-up of inventory, a $15.0 million increase in the proprietary credit card receivable, the retirement of $12.2 million of the Company's convertible notes, capital expenditures of $7.9 million, advances to The Pier Retail Group Limited of $5.2 million, lease termination payments from the store-closing program of $4.9 million, a $2.5 million sinking fund payment on the Company's long-term debt, cash dividend payments of $2.4 million, and other financing activities of $1.9 million. These cash payments were partially offset by income, exclusive of the aforementioned trading losses and other non-cash related items of $31.8 million, short-term borrowings of $15.0 million, net increases in other working capital of $13.6 million primarily due to the after-tax reserve for Sunbelt defaults, and other proceeds from the disposition of properties of $0.2 million.

      The Company previously announced that, depending upon market conditions, it may utilize a portion of its surplus cash during fiscal 1996 to purchase up to $25 million of the Company's 6 7/8% convertible notes. During the first half of fiscal 1996, the Company purchased $12.3 million of these notes, leaving $62.7 million of the Company's convertible notes outstanding at the end of the fiscal 1996 second quarter.

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

      Working capital requirements will continue to be provided by cash and $158.5 million in short-term revolving lines of credit. Under these lines of credit at August 26, 1995, $15.0 million was outstanding in the form of short-term borrowings and an additional $56.0 million was committed under letters of credit. The Company's current ratio at the end of the second quarter of fiscal 1996 was 3.0 to 1 compared to 4.1 to 1 at fiscal 1995 year-end and 3.4 to 1 at the end of the second quarter of fiscal 1995. The Company's minimum operating lease commitments remaining for fiscal 1996 are $51 million, and the present value of total existing minimum operating lease commitments is $375 million.

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

                              PIER 1 IMPORTS, INC. (Registrant)



Date:  May 17, 1996           By: /s/ Clark A. Johnson
       ------------               ------------------------------------------
                                  Clark A. Johnson, Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  May 17, 1996           By: /s/ Susan E. Barley
       ------------               ------------------------------------------
                                  Susan E. Barley, Vice President and
                                  Controller
                                  (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------

10.15 Agreement of Settlement dated July 31, 1995 between Pier Lease, Inc., the Company, Sunbelt Nursery Group, Inc., Wolfe Nursery, Inc. and Timothy Duoos, incorporated herein by reference to
            Exhibit 10.15 to Sunbelt Nursery Group, Inc. Form 10-K/A-2 for the fiscal year ended January 31, 1995.

27 Financial Data Schedule for Six-month Period Ended August 26, 1995, as restated.