Form 10-Q/A
PIER 1 IMPORTS INC/DE
filed 1996-05-20
CIK 278130

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of January 2, 1996
-----------------------------      ----------------------------------------
Common Stock, $1.00 par value                   39,533,127

Items 1 and 2 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended November 25, 1995 are amended and restated as set forth below.

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                Nov. 25,    Nov. 26,   Nov. 25,  Nov. 26,
                                  1995        1994       1995      1994
                                --------    --------   --------  --------
                                         (as restated)    (as restated)

Net sales                       $190,185    $165,761   $566,456  $512,650

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)   111,614      99,664    343,989   310,969
  Selling, general and
   administrative expenses        59,252      51,146    163,046   151,770
  Depreciation and amortization    4,270       4,008     12,608    11,788
                                --------    --------   --------  --------
                                 175,136     154,818    519,643   474,527
                                --------    --------   --------  --------
     Operating income             15,049      10,943     46,813    38,123

Nonoperating expenses:
  Interest income                    (14)       (701)      (610)   (1,425)
  Interest expense                 3,637       3,453     10,131    10,792
  Trading (gains) losses (Note 1)    (95)      5,749     16,463    11,445
  Provision for Sunbelt Nursery
   Group, Inc. defaults (Note 4)      --          --     14,000        --
  Write-down of General Host
   securities                         --       7,543         --     7,543
                                --------    --------   --------  --------
                                   3,528      16,044     39,984    28,355
                                --------    --------   --------  --------
     Income (loss) before income
      taxes                       11,521      (5,101)     6,829     9,768

Provision for income taxes         4,572         425      9,315     6,799
                                --------    --------   --------  --------
Net income (loss)               $  6,949    $ (5,526)  $ (2,486) $  2,969
                                ========    ========   ========  ========
Net income (loss) per share:
   Primary                          $.18       $(.14)     $(.06)     $.07
                                ========    ========   ========  ========
   Fully diluted                    $.17       $(.14)     $(.06)     $.07
                                ========    ========    =======  ========
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                        39,700      39,683     39,721    39,642
                                ========    ========   ========  ========
   Fully diluted                  45,224      46,247     45,241    46,208
                                ========    ========   ========  ========
The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share data)
                                 (Unaudited)

                                              November 25,  February 25,
                                                  1995          1995
                                              ------------  ------------
                                              (as restated)
ASSETS
Current assets:
   Cash, including temporary investments of
    $475 and $42,536, respectively               $ 13,488      $ 50,566
   Accounts receivable, net                        74,490        64,229
   Inventories                                    234,913       200,968
   Other current assets                            34,269        34,325
                                                 --------      --------
      Total current assets                        357,160       350,088
Properties, net                                   104,636       105,618
Other assets                                       36,900        30,219
                                                 --------      --------
                                                 $498,696      $485,925
                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
    long-term debt                               $ 35,016      $  2,638
   Accounts payable and accrued liabilities        84,080        82,419
                                                 --------      --------
      Total current liabilities                   119,096        85,057
Long-term debt                                    139,982       154,432
Deferred income taxes                               2,537         2,538
Other non-current liabilities                      21,095        21,501
Stockholders' equity:
   Common stock, $1.00 par, 200,000,000 shares
    authorized, 39,877,000 and 37,826,000
    issued, respectively                           39,877        37,826
   Paid-in capital                                110,698        93,833
   Retained earnings                               70,680        94,516
   Cumulative currency translation adjustments     (1,214)       (1,195)
   Less - 373,000 and 162,000 common shares in
    treasury, at cost, respectively                (3,212)       (1,477)
   Less - subscriptions receivable and unearned
    compensation                                     (843)       (1,106)
                                                 --------      --------
                                                  215,986       222,397
                                                 --------      --------
                                                 $498,696      $485,925
                                                 ========      ========
The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                      Nine Months Ended
                                                  November 25,  November 26,
                                                      1995          1994
                                                 -------------  ------------
                                                         (as restated)
Cash flow from operating activities:
  Net income (loss)                                  $(2,486)      $ 2,969
  Adjustments to reconcile to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                     12,608        11,788
    Deferred taxes and other                           5,912         5,187
    Provision for Sunbelt Nursery Group, Inc.
      defaults                                        14,000            --
    Write-down of General Host securities                 --         7,543
    Changes in cash from:
      Inventories                                    (33,945)        7,453
      Accounts receivable and other current assets   (10,236)      (15,568)
      Accounts payable and accrued expenses           (5,848)       (5,652)
      Store-closing reserve                           (5,914)       (2,144)
      Other assets, liabilities and other, net           (37)         (923)
                                                     -------       -------
        Net cash (used in) provided by
         operating activities                        (25,946)       10,653
                                                     -------       -------
Cash flow from investing activities:
  Capital expenditures                               (16,417)      (14,004)
  Proceeds from disposition of properties                255           238
  Loan to Sunbelt Nursery Group, Inc.                     --        (9,600)
  Proceeds from Sunbelt Nursery Group, Inc.               --        11,600
  Other investments                                   (7,785)       (1,593)
                                                     -------       -------
      Net cash used in investing activities          (23,947)      (13,359)
                                                     -------       -------
Cash flow from financing activities:
  Cash dividends                                      (3,576)       (3,009)
  Repayments of long-term debt                       (14,750)       (2,500)
  Net borrowings under line of credit agreements      31,100        13,000
  Proceeds from sales of capital stock, treasury
   stock, and other, net                                  41           615
                                                     -------       -------
      Net cash provided by financing activities       12,815         8,106
                                                     -------       -------
Change in cash and cash equivalents                  (37,078)        5,400
Cash and cash equivalents at beginning of period      50,566        17,123
                                                     -------       -------
Cash and cash equivalents at end of period           $13,488       $22,523
                                                     =======       =======
The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 25, 1995
                                                           (In thousands)
                                                             (Unaudited)
                                                                               Cumulative             Subscriptions
                                                                                Currency              Receivable and     Total
                                                  Common   Paid-in  Retained   Translation   Treasury    Unearned     Stockholders'
                                                  Stock    Capital  Earnings   Adjustments    Stock    Compensation      Equity
                                                  ------   -------  --------   -----------   -------- --------------  -------------
Balance February 25, 1995                        $37,826  $ 93,833   $94,516      $(1,195)    $(1,477)     $(1,106)      $222,397

Purchase of treasury stock                                                                     (3,606)                     (3,606)

Restricted stock grant and amortization                7        44                               (129)         263            185

Stock Purchase Plan, exercise of stock
 options and other                                   166       560       365                    2,000                       3,091

Currency translation adjustments                                                      (19)                                    (19)

Cash dividends, declared or paid                                      (3,576)                                              (3,576)

Stock dividend (5%)                                1,878    16,261   (18,139)                                                   0

Net income (loss) (as restated)                                       (2,486)                                              (2,486)
                                                 -------  --------   -------      -------     -------      -------       --------
Balance November 25, 1995 (as restated)          $39,877  $110,698   $70,680      $(1,214)    $(3,212)     $  (843)      $215,986
                                                 =======  ========   =======      =======     =======      =======       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 1 to Form 10-K for the year ended February 25, 1995. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 25, 1995, and the results of operations and cash flows for the interim periods ended November 25, 1995 and November 26, 1994, as restated, have been made and consist only of normal recurring adjustments except for the trading losses described in Note 1 and the provision for Sunbelt Nursery Group, Inc. defaults described in Note 4. The results of operations for the three and nine months ended November 25, 1995 and November 26, 1994 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

    In late December 1995, the Company was made aware of losses of approximately $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal 1996 and fiscal 1995 totalled $16.5 million and $2.8 million, respectively. The Company has restated its financial statements for the first and second quarters of fiscal 1996 to record net trading losses of $16.0 million for the quarter ended May 27, 1995 and $0.6 million for the quarter ended August 26, 1995, respectively. The Company recorded a net trading gain of $0.1 million for the third quarter ended November 25, 1995. The Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time.

Note 2 - Net income (loss) per share

    Primary net income (loss) per share was determined by dividing net income (loss) by the applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computations of fully diluted net income (loss) per share for the nine months ended November 25, 1995 and the three and nine months ended November 26, 1994 were antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.


                                     Three Months Ended  Nine Months Ended
                                    Nov. 25, Nov. 26,  Nov. 25,  Nov. 26,
                                      1995     1994      1995      1994
                                    -------- --------  --------  --------
                                        (as restated)     (as restated)
                                   (in thousands except per share amounts)

Net income (loss)                    $6,949   $(5,526) $(2,486)   $2,969
Assumed conversion of 6 7/8%
  subordinated notes as of date of
  issuance, April 1992:
   Plus interest and debt issue
     costs, net of tax                  681       866    2,043     2,598
                                     ------   -------  -------    ------
Fully diluted net income (loss)      $7,630   $(4,660) $  (443)   $5,567
                                     ======   =======  =======    ======
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                           39,700    39,683   39,721    39,642
     Plus assumed exercise of stock
      options                            33         1       29         3
     Plus assumed conversion of
      6 7/8% subordinated notes
      to common stock as of date
      of issuance, April 1992         5,491     6,563    5,491     6,563
                                     ------   -------  -------    ------
   Fully diluted                     45,224    46,247   45,241    46,208
                                     ======   =======  =======    ======
Net income (loss) per share:
   Primary                             $.18     $(.14)   $(.06)     $.07
                                     ======   =======  =======    ======
   Fully diluted                       $.17     $(.14)   $(.06)     $.07
                                     ======   =======  =======    ======
Note 3 - New credit facility

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

Note 4 - Provision for Sunbelt Nursery Group, Inc. defaults

    The Company recorded a pre-tax charge of $14 million in the first quarter of fiscal 1996, which represented the estimated cost to disengage from its financial support of Sunbelt Nursery Group, Inc. ("Sunbelt"). This charge resulted from Sunbelt's default on 13 nursery store subleases from the Company in April 1995. Sunbelt has also defaulted on three nursery store leases guaranteed by the Company. The charge reflected the Company's estimated losses resulting from terminating the subleases with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

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

    The Company maintains Directors and Officers liability insurance and, as such, the Company's directors and officers will seek indemnification against all of these matters. The ultimate outcome of these complaints cannot presently be determine.

                                   PART I
                                   ------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Pier 1 Imports, Inc. (the "Company") recorded net sales of $190.2 million and $566.5 million for the third quarter and nine-month periods of fiscal 1996, increases of 14.7% and 10.5%, respectively, compared to the same periods of fiscal 1995. The increase in sales for the third quarter and nine-month periods of fiscal 1996 is primarily attributable to a same-store sales increase of 8.5% and 4.3%, respectively, over the same period of fiscal 1995 and an 8.1% increase in weighted average store count (which is calculated based on the number of days a store is open during any given period) at the end of the third quarter of fiscal 1996 compared to the same period of fiscal 1995. The average number of customers per store week increased approximately 7% in the third quarter of fiscal 1996 over the same period of fiscal 1995 primarily due to the Company's national television advertising campaign launched during the second quarter of fiscal 1996. The increases in same-store sales for fiscal 1996 resulted from a continued improvement in hard goods merchandise sales which include furniture and decorative accessories, offset partially by slight decreases in soft goods merchandise sales such as apparel and jewelry. Hard goods and soft goods sales contributed approximately 92% and 8%, respectively, of total sales for the nine-month period of fiscal 1996. Sales on the Company's proprietary credit card were $138.5 million, or 24.5% of total sales, during the first nine months of fiscal 1996, an increase of $41.4 million, or 42.6%, over the same period of fiscal 1995. The Company's North American store count aggregated 665 at the end of the fiscal 1996 third quarter compared to 624 at the end of the fiscal 1995 third quarter.

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

      In late December 1995, the Company was made aware of losses of approximately $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal 1996 and fiscal 1995 totaled $16.5 million and $2.8 million, respectively. See Note 2 to the Company's 1995 fiscal year financial statements in Amendment No. 1 to the Company's Form 10-K for the fiscal year ended February 25, 1995 for additional information regarding the losses.

      In July 1995, the Company entered into a settlement agreement with Sunbelt Nursery Group, Inc. ("Sunbelt") concerning Sunbelt's default in April 1995 on 13 nursery store subleases and three nursery store leases guaranteed by the Company. The Company recorded a pre-tax charge of $14 million in the first quarter of fiscal 1996, which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery stores and from the Company's guarantees of other Sunbelt store leases.

      The Company's income tax provisions for the first three quarters of fiscal 1995 and fiscal 1996 do not reflect any tax benefit associated with the investment losses described above. The Company's effective income tax rate, excluding the effect of the tax treatment of the aforementioned net trading losses, is estimated to be 40% compared to 31% for fiscal 1995. The increase is primarily due to the benefit of tax-favored foreign income last fiscal year and the tax benefit from the sale of Sunbelt common stock recognized in fiscal 1995.

      Operating income increased $4.1 million to $15.0 million during the third quarter of fiscal 1996 and increased $8.7 million to $46.8 million for the first nine months of fiscal 1996 versus the comparable periods of fiscal 1995 due to higher sales, improved margins and other cost efficiencies. Net income aggregated $6.9 million or $0.18 per share (primary) for the third quarter of fiscal 1996 compared to a net loss of $5.5 million or $0.14 per share (primary) for the same period of fiscal 1995. Net losses aggregated $2.5 million or $0.06 per share (primary) for the first nine months of fiscal 1996 compared to net income of $3.0 million or $0.07 per share (primary) for the same period of fiscal 1995.

Liquidity and Capital Resources

      Cash, including temporary investments, aggregated $13.5 million at the end of the fiscal 1996 third quarter compared to $50.6 million at fiscal 1995 year-end. The Company's current ratio at the end of the fiscal 1996 third quarter was 3.0 to 1 compared to 4.1 to 1 at fiscal 1995 year-end and 3.6 to 1 at the end of the fiscal 1995 third quarter. Total debt as a percentage of total capitalization was 44.9% at the end of the fiscal 1996 third quarter, compared to 41.4% at fiscal 1995 year-end and 43.6% at the end of the fiscal 1995 third quarter. The decrease in cash, including temporary investments, and the change in ratios resulted primarily from inventory additions in preparation for the upcoming Christmas selling season coupled with the cash trading losses recognized during the preceding quarters of fiscal 1996 as discussed in Note 2. At December 30, 1995, cash, including temporary investments, aggregated approximately $42 million and is invested in A1P1 or AAA-rated instruments.

      Net cash used in operating activities for the nine-month period of fiscal 1996 was $25.9 million as compared to cash provided by operations of $10.7 million in the same period the prior year. The $36.6 million increase in cash used between periods was primarily a result of trading losses and timing of inventory purchases. The Company ended fiscal 1994 with a relatively high inventory of $219.6 million. By the end of November 1994, in spite of seasonal purchases, the inventory had declined, generating cash of $7.5 million. From February of 1995 to November of 1995, inventories increased from $201.0 million to $234.9 million as a result of seasonal purchases, using cash of $33.9 million. The inventory build-up was in preparation for expected Christmas sales; the strong Christmas selling season reduced inventories by approximately $21 million during December 1995.

      Net cash used in investing activities aggregated $23.9 million during the nine-month period of fiscal 1996 compared to $13.4 million in the corresponding period the prior year. Capital expenditures aggregated $16.4 million, an increase of $2.4 million over the corresponding prior year period, partially as a result of increased store remodels. Advances to The Pier Retail Group Limited were $7.8 million, an increase of $6.2 million over the corresponding prior fiscal period, due to store expansion in the United Kingdom and higher working capital requirements.

      Net cash provided by financing activities amounted to $12.8 million during the nine-month period of fiscal 1996 compared to $8.1 million in the corresponding period the prior year as net short-term borrowings increased by $18.1 million and long-term debt retirements increased by $12.3 million.

      At the end of the fiscal 1996 third quarter, $31.1 million was outstanding in the form of short-term borrowings under lines of credit, and an additional $59.5 million was committed under letters of credit. In December 1995, the Company repaid these borrowings, allowed the related short-term bank facilities to expire and replaced them in part with a $65 million competitive advance and revolving credit facility. As a result of recognizing the $16.5 million trading losses during fiscal 1996, the Company requested and received agreement of its lenders to exclude the losses from calculation of certain restrictive covenants during the current year to date. Management believes that the Company is in compliance with the provisions of all loan agreements and lease guarantees.

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

      The Company previously announced that, depending upon market conditions, it may utilize a portion of its surplus cash to purchase up to $25 million of the Company's 6 7/8% convertible notes. During the nine months of fiscal 1996, the Company purchased $12.3 million of these notes, leaving $62.7 million of the Company's convertible notes outstanding at the end of the 1996 third fiscal quarter. In addition, in October 1995, the Company announced that its Board of Directors authorized the purchase of up to three million shares of the Company's common stock in open market or private transactions from time to time depending on prevailing market conditions. To date, no significant number of shares has been repurchased.

      During the nine months of fiscal 1996, the Company paid cash dividends aggregating $.09 per share, distributed a 5% stock dividend and declared a cash dividend of $.04 per share payable on February 26, 1996 to shareholders of record on February 12, 1996. The Company currently expects to continue to pay cash dividends in the next fiscal year, but intends to retain most of its future earnings for expansion of the Company's business.

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

                            PIER 1 IMPORTS, INC. (Registrant)



Date: May 17, 1996          By: /s/ Clark A. Johnson
      ------------              ----------------------------------------
                                Clark A. Johnson, Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)



Date: May 17, 1996              /s/ Susan E. Barley
      ------------              ----------------------------------------
                                Susan E. Barley, Vice President and
                                Controller
                                (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------

10.1 Revolving Credit Agreement, dated December 15, 1995, among the Company, certain of its subsidiaries, First Interstate Bank of Texas, N.A., Bank One, Texas, N.A., NationsBank of Texas, N.A., and Credit Lyonnais New York Branch, previously filed January 16, 1996.

10.12.1 Fourth Amendment to Lease Guarantee dated as of November 1, 1995 between the Company, Pier 1 Licensing, Inc., Pier 1 Assets, Inc., and Pier Set, Inc., previously filed January 16, 1996.

27 Financial Data Schedule for Nine-month Period Ended November 25, 1995, as restated.