Form 10-Q/A
period 1994-05-28
PIER 1 IMPORTS INC/DE
filed 1996-05-24
CIK 278130

FORM 10-Q/A
                               Amendment No. 2

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Shares outstanding as of June 10, 1994
- --------------------                  --------------------------------------
Common Stock, $1.00 par value                37,653,580

Items 1 and 2 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 1994 are amended and restated as set forth below.
                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                                      Three Months Ended
                                                      May 28,      May 29,
                                                       1994         1993
                                                     --------     --------
                                                         (as restated)

Net sales                                            $161,486     $158,593

Operating costs and expenses:
  Cost of sales (including buying and
   store occupancy)                                    96,135       96,903
  Selling, general and administrative expenses         50,188       47,098
  Depreciation and amortization                         3,853        3,694
                                                     --------     --------
                                                      150,176      147,695
                                                     --------     --------

     Operating income                                  11,310       10,898

Nonoperating (income) and expense:
  Interest income                                        (305)        (634)
  Interest expense                                      3,604        4,910
  Trading losses (Note 1)                               1,544        3,981
                                                     --------     --------
                                                        4,843        8,257
                                                     --------     --------
     Income before income taxes                         6,467        2,641

Provision for income taxes                              2,476        1,920
                                                     --------     --------
Net income                                           $  3,991     $    721
                                                     ========     ========
Net income per share                                     $.10         $.02
                                                     ========     ========
Average shares outstanding during period,
  including common stock equivalents                   39,595       39,552
                                                     ========     ========

The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)
                                                    May 28,   February 26,
                                                     1994        1994
                                                 ------------ ------------
                                                 (as restated)
ASSETS
Current assets:
  Cash, including temporary investments of
   $1,514 and $7,466, respectively                  $ 13,468      $ 17,123
  Accounts receivable, net                            56,403        51,722
  Inventories                                        217,482       219,646
  Other current assets                                53,102        32,901
                                                    --------      --------
     Total current assets                            340,455       321,392

Properties, net                                      110,715       111,510
Other assets                                          30,636        30,400
                                                    --------      --------
                                                    $481,806      $463,302
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
   long-term debt                                   $ 24,639      $  2,639
  Accounts payable and accrued liabilities            80,361        89,772
                                                    --------      --------
     Total current liabilities                       105,000        92,411
Long-term debt                                       145,308       145,231
Deferred income taxes                                  3,029         3,407
Other non-current liabilities                         24,731        21,160

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
   authorized, 37,617,000 issued                      37,617        37,617
  Paid-in capital                                     92,657        92,670
  Retained earnings                                   79,649        76,597
  Cumulative currency translation adjustments         (1,152)         (964)
  Less -30,200 and 98,000 common shares in
   treasury, at cost, respectively                      (308)         (884)
  Less - subscriptions receivable and unearned
   compensation                                       (1,307)       (1,369)
  Less - unrealized loss on marketable equity
   securities                                         (3,418)       (2,574)
                                                    --------      --------
                                                     203,738       201,093
                                                    --------      --------
                                                    $481,806      $463,302
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                      Three Months Ended
                                                     May 28,       May 29,
                                                      1994          1993
                                                    --------      --------
                                                        (as restated)
Cash flow from operating activities:
Net income                                           $ 3,991       $   721
Adjustments to reconcile to net cash used in
  operating activities:
   Depreciation and amortization                       3,853         3,694
   Deferred taxes and other                            3,307         1,765
   Change in cash from:
     Inventories                                       2,164       (14,930)
     Accounts receivable and other current assets    (13,785)       (7,827)
     Accounts payable and accrued expenses            (9,065)       (3,863)
     Store-closing reserve                              (325)           --
     Other assets, liabilities, and other, net          (563)       (1,246)
                                                     -------       -------
      Net cash used in operating activities          (10,423)      (21,686)
                                                     -------       -------
Cash flow from investing activities:
  Capital expenditures                                (3,971)       (2,634)
  Proceeds from disposition of properties                  3           720
  Loan to Sunbelt Nursery Group, Inc.                 (9,600)           --
  Other investments                                   (1,193)       (3,000)
                                                     -------       -------
      Net cash used in investing activities          (14,761)       (4,914)
                                                     -------       -------
Cash flow from financing activities:
  Cash dividends                                        (939)         (749)
  Net borrowings under line of credit agreements      22,000        14,000
  Proceeds from sales of capital stock,
   treasury stock, and other, net                        468           731
                                                     -------       -------
      Net cash provided by financing activities       21,529        13,982
                                                     -------       -------
Change in cash and cash equivalents                   (3,655)      (12,618)
Cash and cash equivalents at beginning of period      17,123        73,585
                                                     -------       -------
Cash and cash equivalents at end of period           $13,468       $60,967
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 28, 1994
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                            Unrealized
                                                                       Cumulative            Subscriptions    Loss on
                                                                        Currency               Receivable   Marketable     Total
                                          Common   Paid-in   Retained  Translation  Treasury  and Unearned    Equity   Stockholders'
                                           Stock   Capital   Earnings  Adjustments    Stock   Compensation  Securities     Equity
                                          -------  --------  --------  -----------  -------- -------------  ---------- -------------
Balance, February 26, 1994                $37,617   $92,670   $76,597    $(  964)     $(884)    $(1,369)     $(2,574)     $201,093

Restricted stock grant and amortization                                                              62                         62

Stock Purchase Plan, exercise of stock
  options and other                                     (13)                            576                                    563

Currency translation adjustments                                            (188)                                             (188)

Unrealized loss on marketable                                                                                   (844)         (844)
  equity securities

Cash dividends, declared or paid                                 (939)                                                        (939)

Net income (as restated)                                        3,991                                                        3,991
                                          -------   -------   -------    -------      -----     -------      -------      --------
Balance, May 28,1994 (as restated)        $37,617   $92,657   $79,649    $(1,152)     $(308)    $(1,307)     $(3,418)     $203,738
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

/TABLE

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 28, 1994 AND MAY 29, 1993
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 2 to Form 10-K, for the year ended February 26, 1994. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 28, 1994, and the results of operations and cash flows for the three months ended May 28, 1994 and May 29, 1993, as restated, have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three months ended May 28, 1994 and May 29, 1993 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 totalled $16.5 million and $2.8 million, respectively. The Company has restated its financial statements for the quarter ended May 28, 1994 to record net trading losses which aggregate $1.5 million. The Company's restatements had no effect on net income for the full 1994 fiscal year; however, during the first, second and third quarters of fiscal 1994 the Company incurred net trading losses of $4.0 million, $6.2 million and $4.6 million, respectively, and a net trading gain of $14.8 million in the fourth quarter. The Company has not recorded any tax benefit on these trading losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the first quarter of fiscal years 1995 and 1994 was a reduction of $0.04 per share and $.10 per share, respectively.

Note 2 - Net income per share

     Primary net income per share was determined by dividing net income by applicable average shares outstanding. Fully diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully dilutive net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computation of fully diluted net income per share for the three months ended May 28, 1994 and May 29, 1993 was antidilutive for both periods; therefore, the amounts reported for primary and fully diluted net income per share are the same.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Pier 1 Imports, Inc. ("the Company") had a net sales increase of $2.9 million to $161.5 million, or 1.8% for the three-month period ended May 28, 1994 over the same period of the prior year. Current year results of the Company exclude the operations of approximately 50 Pier 1 Imports stores scheduled for closing during fiscal 1995, as the operating results of these stores were included in the store-closing provision recorded in fiscal 1994. Nine stores were closed through the store-closing program during the first quarter of fiscal 1995. Same-store sales during the quarter increased approximately 4% over the first quarter of fiscal 1994. This resulted from an increase in hard goods' sales such as furniture and decorative accessories of approximately 7% offset partially by a decline of 19% in soft goods' sales including clothing, jewelry and accessories. Four new stores were opened during the fiscal 1995 first quarter bringing the total number of North American stores to 590 compared to 605 at the end of the first quarter of fiscal 1994.

       Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, improved 1.6% to 40.5% for the first quarter of fiscal 1995 from 38.9% for the comparable period in fiscal 1994. As a percentage of sales, occupancy costs improved 1.0% and merchandise margins improved 0.6%. Product categories with margin improvements over the first quarter of fiscal 1994 included furniture and decorative accessories.

       Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 1.4% from 29.7% for the first quarter of fiscal 1994 to 31.1% for the comparable period in fiscal 1995. In total dollars, expenses during the first quarter of fiscal 1995 increased $3.1 million compared to the same period of the prior year, primarily due to an increase in management bonus accruals, last year's recognition of favorable medical and general liability insurance trends and slightly higher general and administrative expenses.

       Net interest expense during the first quarter of fiscal 1995 declined $1.0 million over the same period the prior year due to lower short-term debt, offset slightly by lower interest income on lower cash balances.

       In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company recorded $16.5 million and $2.8 million of net trading losses in fiscal years 1996 and 1995, respectively. The Company has restated its financial statements to record $1.5 million and $4.0 million of net trading losses in the first quarters of fiscal 1995 and fiscal 1994, respectively. The Company's restatements had no effect on net income for the full 1994 fiscal year. The Company has not recorded any tax benefit on these losses since the realization of any such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate.

       The Company's effective income tax rate for fiscal 1995 exclusive of the aforementioned net trading losses is estimated at 31.0% compared to 29.0% for the prior fiscal year exclusive of net trading losses.

       Operating income increased $0.4 million to $11.3 million during the first quarter of fiscal 1995 compared to $10.9 million in the first quarter of fiscal 1994. Net income for the fiscal 1995 first quarter aggregated $4.0 million with net income per share of $.10 compared to fiscal 1994 first quarter net income of $0.7 million and net income per share of $.02.

       Based on market prices at quarter-end, the value of the Company's holdings of General Host common stock was $3.4 million less than the Company's cost and $0.8 million less than its market value at February 26, 1994. The Company has identified certain factors that may have contributed to this decline: poor past earnings performance by General Host and a general decline in market conditions. In January 1994, General Host announced a store closing and cost reduction program, the results of which are intended to improve General Host's earnings performance and stock price. Accordingly, the Company continues to believe the decline in the price of General Host common stock to be temporary. The Company reduced the carrying amount of its holdings of General Host common stock to market value during the quarter by increasing the valuation allowance by $0.8 million to $3.4 million through a charge to stockholders' equity representing the net unrealized loss.

Liquidity and Capital Resources

       Cash decreased $3.7 million during the first quarter of fiscal 1995 compared to a $12.6 million cash decline during the first quarter of fiscal 1994 after recording the net trading losses discussed above. Cash provided by operations improved $11.3 million during the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 due to planned inventory growth during the first quarter of fiscal 1994 which was not repeated during the first quarter of fiscal 1995. Additionally, the improvement in cash provided by operations resulted from higher earnings partially offset by an increase in accounts receivable related to the Pier 1 preferred card. Cash used in investing activities includes the purchase from banks of $9.6 million of Sunbelt Nursery Group, Inc. ("Sunbelt") debt that had been previously guaranteed by the Company. A total of $11.6 million in working capital loans due from Sunbelt is included in the balance sheet caption "Other current assets."

       During fiscal 1995, the Company paid a quarterly cash dividend of $0.025 per share and declared a cash dividend of $0.025 per share payable on August 16, 1994. The Company currently expects to continue to pay cash dividends in fiscal 1995, but intends to retain most of its future earnings for growth of the Company's business.

       Cash requirements to close 50 stores in fiscal 1995, previously announced by the Company in its fiscal 1994 store-closing program, are estimated to aggregate $16 million and will be funded through working capital and operations. A total of 50 new stores are planned for the 1995 fiscal year. Financing for new store land and building costs will be provided by operating leases, and inventory and fixtures are estimated to cost approximately $14 million, which will be funded by operations, working capital and bank lines of credit.

       The minimum future operating lease commitments for fiscal 1995 are $65 million and the present value of all existing operating lease commitments is $357 million.

       Working capital requirements will continue to be provided by cash and $165 million in available short-term revolving lines of credit. Under these lines of credit, $22 million is outstanding in the form of short-term borrowings and an additional $60 million is committed under letters of credit at May 28, 1994. The Company's current ratio at the end of the first quarter of fiscal 1995 was 3.2 to 1 compared to 3.5 to 1 at 1994 fiscal year end and
3.2 to 1 at the end of the first quarter of fiscal 1994.

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

                        PIER 1 IMPORTS, INC. (Registrant)



Date: May 24, 1996      By: /s/ Clark A. Johnson
      ------------          ---------------------------------------
                            Clark A. Johnson, Chairman of the Board
                            and Chief Executive Officer
                            (Principal Executive Officer)




Date: May 24, 1996      By: /s/ Susan E. Barley
      -------------         -------------------------------------------
                            Susan E. Barley, Vice President and
                            Controller
                            (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.             Description
- -------         -----------

10.15.3 Second Extension Agreement dated as of June 29, 1994 between Registrant, Pier-SNG, Inc. and Sunbelt, previously filed July 8, 1994.

27              Financial Data Schedule for Three-Month Period ended May 28,
                1994, as restated.