Form 10-Q/A
period 1994-08-27
PIER 1 IMPORTS INC/DE
filed 1996-05-24
CIK 278130

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class               Shares outstanding as of September 23, 1994
- ----------------------------  -------------------------------------------
Common Stock, $1.00 par value                   37,636,671

Items 1 and 2 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended August 27, 1994 are amended and restated as set forth below.
                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                    Three Months Ended     Six Months Ended
                                    Aug. 27,   Aug. 28,  Aug. 27,   Aug. 28,
                                      1994       1993      1994       1993
                                    --------   --------  --------   --------
                                        (as restated)       (as restated)

Net sales                           $185,403   $181,441  $346,889  $340,034

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)       115,170    115,607   211,305   212,510
  Selling, general and
   administrative expenses            50,436     47,235   100,624    94,333
  Depreciation and amortization        3,927      3,932     7,780     7,626
                                    --------   --------  --------  --------
                                     169,533    166,774   319,709   314,469
                                    --------   --------  --------  --------
     Operating income                 15,870     14,667    27,180    25,565

Nonoperating (income) and expense:
  Interest income                       (419)      (706)     (724)   (1,340)
  Interest expense                     3,735      5,018     7,339     9,928
  Trading losses (Note 1)              4,152      6,227     5,696    10,208
                                    --------   --------  --------  --------
                                       7,468     10,539    12,311    18,796
                                    --------   --------  --------  --------
     Income before income taxes        8,402      4,128    14,869     6,769

Provision for income taxes             3,898      3,012     6,374     4,932
                                    --------   --------  --------  --------
Net income                          $  4,504   $  1,116  $  8,495  $  1,837
                                    ========   ========  ========  ========
Net income per share                    $.11       $.03      $.21      $.05
                                    ========   ========  ========  ========
Average shares outstanding during
  period, including common stock
  equivalents                         39,646     39,403    39,621    39,478
                                    ========   ========  ========  ========

The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share data)
                                 (Unaudited)

                                                August 27,     February 26,
                                                   1994           1994
                                               ------------    ------------
                                               (as restated)
ASSETS
Current assets:
 Cash, including temporary investments of
   $2,442 and $7,466, respectively               $ 15,133         $ 17,123
 Accounts receivable, net                          60,101           51,722
 Inventories                                      214,535          219,646
 Other current assets                              47,552           32,901
                                                 --------         --------
     Total current assets                         337,321          321,392
Properties, net                                   109,372          111,510
Other assets                                       30,341           30,400
                                                 --------         --------
                                                 $477,034         $463,302
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term
   debt                                          $ 14,666         $  2,639
 Accounts payable and accrued liabilities          83,905           89,772
                                                 --------         --------
     Total current liabilities                     98,571           92,411
Long-term debt                                    142,763          145,231
Deferred income taxes                               2,827            3,407
Other non-current liabilities                      25,655           21,160

Stockholders' equity:
 Common stock, $1.00 par, 100,000,000 shares
   authorized, 37,709,000 and 37,617,000
   issued, respectively                            37,709           37,617
 Paid-in capital                                   93,064           92,670
 Retained earnings                                 83,211           76,597
 Cumulative currency translation adjustments         (958)            (964)
 Less - 108,000 and 98,000 common shares in
   treasury, at cost, respectively                   (906)            (884)
 Less - subscriptions receivable and unearned
   compensation                                    (1,035)          (1,369)
 Less - unrealized loss on marketable equity
   securities                                      (3,867)          (2,574)
                                                 --------         --------
                                                  207,218          201,093
                                                 --------         --------
                                                 $477,034         $463,302
                                                 ========         ========
The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                      Six Months Ended
                                                  August 27,    August 28,
                                                     1994          1993
                                                  ----------    ----------
                                                       (as restated)
Cash flow from operating activities:
 Net income                                         $ 8,495       $ 1,837
 Adjustments to reconcile to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                    7,780         7,626
     Deferred taxes and other                         5,280         2,222
     Changes in cash from:
      Inventories                                     3,916       (20,454)
      Accounts receivable and other current assets  (12,001)      (23,190)
      Accounts payable and accrued expenses          (2,559)         (237)
      Store-closing reserve                          (1,094)           --
      Other assets, liabilities and other, net         (573)           33
                                                    -------       -------
        Net cash provided by (used in) operating
          activities                                  9,244       (32,163)
                                                    -------       -------
Cash flow from investing activities:
 Capital expenditures                                (8,630)       (6,978)
 Proceeds from disposition of properties                 16           748
 Loan to Sunbelt Nursery Group, Inc.                 (9,600)           --
 Other investments                                   (1,193)       (4,189)
                                                    -------       -------
      Net cash used in investing activities         (19,407)      (10,419)
                                                    -------       -------
Cash flow from financing activities:
 Cash dividends                                      (1,878)       (1,686)
 Repayments of long-term debt                        (2,500)           --
 Net borrowings (payments) under line of credit
   agreements                                        12,000       (16,000)
 Proceeds (payments) from sales (purchases) of
   capital stock, treasury stock, and other, net        551          (434)
                                                    -------       -------
      Net cash provided by (used in) financing
        activities                                    8,173       (18,120)
                                                    -------       -------
Change in cash and cash equivalents                  (1,990)      (60,702)
Cash and cash equivalents at beginning of period     17,123        73,585
                                                    -------       -------
Cash and cash equivalents at end of period          $15,133       $12,883
                                                    =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 27, 1994
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                           Unrealized
                                                                       Cumulative           Subscriptions    Loss on
                                                                        Currency              Receivable   Marketable    Total
                                            Common  Paid-in  Retained  Translation  Treasury and Unearned    Equity   Stockholders'
                                            Stock   Capital  Earnings  Adjustments    Stock  Compensation  Securities     Equity
                                            ------- -------  --------  -----------  -------- ------------  ---------- -------------
Balance, February 26, 1994                 $37,617  $92,670   $76,597    $(964)      $(884)    $(1,369)     $(2,574)     $201,093

Purchase of treasury stock                                                            (743)                                  (743)

Restricted stock grant and amortization                  (2)                          (225)        334                        107

Stock Purchase Plan, exercise of stock
 options and other                              92      396        (3)                 946                                  1,431

Currency translation adjustments                                             6                                                  6

Unrealized loss on marketable equity securities                                                              (1,293)       (1,293)

Cash dividends, declared or paid                               (1,878)                                                     (1,878)

Net income (as restated)                                        8,495                                                       8,495
                                           -------  -------   -------    -----       -----     -------      -------      --------
Balance, August 27, 1994 (as restated)     $37,709  $93,064   $83,211    $(958)      $(906)    $(1,035)     $(3,867)     $207,218
                                           =======  =======   =======    =====       =====     =======      =======      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 2 to Form 10-K, for the year ended February 27, 1994. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 27, 1994, and the results of operations and cash flows for the interim periods ended August 27, 1994 and August 28, 1993, as restated, have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three and six months ended August 27, 1994 and August 28, 1993 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 were $16.5 million and $2.8 million, respectively. The Company has restated its financial statements to record $1.5 million and $4.2 million of net trading losses in the first and second quarters of fiscal 1995, respectively, and net trading losses of $4.0 million and $6.2 million in the first and second quarters of fiscal 1994, respectively. The Company's restatements had no effect on net income for the full 1994 fiscal year. The Company has not recorded any tax benefit on these trading losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of these net trading losses on net income for the first and second quarters of fiscal years 1995 and 1994 was a reduction of $.04 per share and $.11 per share in fiscal 1995, respectively, and a reduction of $.10 per share and $.16 per share in fiscal 1994, respectively.

Note 2 - Net income per share

      Primary net income per share was determined by dividing net income by applicable average shares outstanding. Fully diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully dilutive net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computation of fully diluted net income per share for the three and six months ended August 27, 1994 and August 28, 1993 was antidilutive for all periods; therefore, the amounts reported for primary and fully diluted net income per share are the same.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Pier 1 Imports, Inc. (the "Company") recorded net sales of $185.4 million and $346.9 million for the second quarter and six-month period of fiscal 1995, increases of 2.2% and 2.0%, respectively, compared to the same periods in fiscal 1994. The percentage change in sales was adversely affected by the elimination of the sales from 50 stores that are scheduled to close under the store-closing program, which was established at the end of fiscal 1994. Same-store sales increased 2.7% during the second quarter of fiscal 1995 and 3.2% during the first half of fiscal 1995 compared to the same period in fiscal 1994. The increase in same-store sales during the first half of fiscal 1995 over the corresponding prior year period resulted from an increase of 11.4% in hard goods sales such as furniture and decorative accessories, offset partially by a decline of 20.9% in soft goods sales that include clothing, jewelry, and accessories. Hard goods and soft goods sales contributed approximately 90% and 10% of total sales, respectively, for the current period. The Company closed 16 of the 50 stores included in the store-closing program and opened 14 stores in the first six months of fiscal 1995. North American store count totalled 600 at the end of the second quarter of fiscal 1995 compared to 612 and the end of the same period a year ago.

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

      Selling, general and administrative expenses, including marketing, expressed as a percentage of sales, increased by 1.2% to 27.2% in the second quarter of fiscal 1995 and by 1.3% to 29.0% in the first half of fiscal 1995 versus fiscal 1994 comparable periods. In dollars, expenses increased $3.2 million during the second quarter and $6.3 million during the six-month period of fiscal 1995 over the same periods in fiscal 1994. Fiscal 1995 second quarter expenses increased primarily due to higher marketing costs and increased management bonus accruals. The fiscal 1995 six-month period was also affected by these increased costs offset partially by lower net credit card expenses and the elimination of the results of stores in the store-closing program.

      Interest expense declined $1.3 million during the second quarter and $2.6 million during the first half of fiscal 1995 over the same periods in fiscal 1994 due to lower effective rates.

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instruction, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in an manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company recorded $16.5 million and $2.8 million of the net trading losses in fiscal years 1996 and 1995, respectively. The Company has restated its financial statements to record net trading losses of $5.7 million and $10.2 million in the first half of fiscal years 1995 and 1994, respectively. The Company's restatements had no effect on net income for the full 1994 fiscal year. The Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate.

      The Company's effective income tax rate for fiscal 1995 exclusive of the aforementioned trading losses is estimated at 31.0% compared to 29.0% for the same period of fiscal 1994 exclusive of trading losses.

      Operating income improved $1.2 million to $15.9 million during the fiscal 1995 second quarter and improved $1.6 million to $27.2 million for the first half of fiscal 1995 over the same periods in fiscal 1994 due to higher sales and improved margins. Net income aggregated $4.5 million or $.11 per share for the second quarter of fiscal 1995 compared to $1.1 million or $.03 per share for the second quarter of fiscal 1994. For the six-month period of fiscal 1995, net income aggregated $8.5 million or $.21 per share compared to $1.8 million or $.05 per share for the six-month period of fiscal 1994.

Liquidity and Capital Resources

      Cash provided by operating activities was $9.2 million during the first half of fiscal 1995 compared to a $32.2 million use of cash by operating activities during the same period in fiscal 1994 after recording net trading losses in the first six months of fiscal years 1995 and 1994 of $5.7 million and $10.2 million, respectively, as discussed above. This was due primarily to slower inventory growth planned in fiscal 1995, a slowing of the Pier 1 credit card receivable growth in the first half of fiscal 1995 compared to fiscal 1994, and a net earnings improvement in fiscal 1995 over fiscal 1994. Cash used in investing activities during the first half of fiscal 1995 was $19.4 million compared to $10.4 million for the same period in fiscal 1994. The $19.4 million primarily consisted of (i) $9.6 million in lines of credit for Sunbelt Nursery Group, Inc. ("Sunbelt") which previously had been guaranteed by the Company, (ii) capital expenditures for planned growth, and (iii) franchise locations repurchased by the Company. Cash from financing activities included $12 million of short-term borrowings in fiscal 1995 compared to a pay-down of short-term debt in fiscal 1994 of $16 million. Additionally, the Company made a $2.5 million sinking fund payment on its long-term debt in the second quarter of fiscal 1995.

      During the first six months of fiscal 1995, the Company paid cash dividends aggregating $.05 per share. During the second quarter of fiscal 1995, the Board of Directors voted an increase in the quarterly cash dividend to $.03 per share from the previously paid $.025 per share. This dividend will be payable on November 16, 1994 to shareholders of record on November 2, 1994.

      Cash requirements of the Company's previously announced fiscal 1994 store-closing program are estimated to aggregate $16 million in fiscal 1995 and will be funded through working capital and operations. Through the first half of fiscal 1995, 16 stores have been closed resulting in $1 million of cash expenditures for lease terminations and operating losses. The store-closing reserve balance was $18 million at August 27, 1994, which reflected $1.1 million of cash expenditures as well as $2 million of inventory and fixed asset write-offs and is consistent with the Company's expectations for closings during the first half of fiscal 1995. The majority of the remaining stores are planned to close after this fiscal year's Christmas selling season. A total of 50 new stores are planned for the 1995 fiscal year, of which 14 stores were opened during the first half of fiscal 1995. Financing for new store land and building costs will be provided by operating leases. Related inventory and fixtures are estimated to cost approximately $14 million, which will be funded by operations, working capital and bank lines of credit.

      The minimum operating lease commitments for fiscal 1995 are $45 million, and the present value of all existing minimum operating lease commitments is $352 million.

      Working capital requirements will continue to be provided by cash and $168.5 million in short-term revolving lines of credit. Under these lines of credit, $12 million was outstanding in the form of short-term borrowings and an additional $48 million was committed under letters of credit at August 27, 1994. The Company's current ratio at the end of the second quarter of fiscal 1995 was 3.4 to 1 compared to 3.5 to 1 at fiscal year end 1994 and 4.0 to 1 at the end of the second quarter of fiscal 1994.

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

                                 PIER 1 IMPORTS, INC. (Registrant)



Date: May 24, 1996               By: /s/ Clark A. Johnson
      ------------                   ---------------------------------------
                                     Clark A. Johnson, Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal Executive Officer)



Date: May 24, 1996                   /s/ Susan E. Barley
      ------------                   ---------------------------------------
                                     Susan E. Barley, Vice President and
                                     Controller
                                     (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
- -------     -----------

3(ii) Bylaws of Registrant, Restated as of September 19, 1994, previously filed October 11, 1994.

10.11.3 Fourth Amendment to Revolving Credit Loan Agreement dated as of August 14, 1992, among Registrant, Pier 1 Imports (U.S.), Inc., and Bank One, Texas, N.A., previously filed October 11, 1994.

10.13.1 Third Amendment to Lease Guarantee dated as of December 20, 1992 between Registrant and Pier Group, Inc., previously filed October 11, 1994.

10.14.1 Third Amendment to Lease Guarantee dated as of December 30, 1992 between Registrant, Pier 1 Imports (U.S.), Inc. and Pier Group, Inc., previously filed October 11, 1994.

10.15.4 Third Extension Agreement dated September 21, 1994 between Registrant, Pier-SNG, Inc. and Sunbelt, previously filed October 11, 1994.

27 Financial Data Schedule for Six-Month Period ended August 27, 1994, as restated.