Form 10-Q/A
period 1994-11-26
PIER 1 IMPORTS INC/DE
filed 1996-05-24
CIK 278130

FORM 10-Q/A
                               Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of December 30, 1994
- -----------------------------      ------------------------------------------
Common Stock, $1.00 par value                     37,729,944

Items 1 and 2 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q of the quarter ended November 26, 1994, are amended and restated as set forth below.
                                   PART I
                                   ------
Item 1.   Financial Statements.
          --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                    Nov. 26,  Nov. 27,    Nov. 26,  Nov. 27,
                                      1994      1993        1994      1993
                                    --------  --------    --------  --------
                                       (as restated)         (as restated)

Net sales                           $165,761  $163,457    $512,650  $503,491

Operating costs and expenses:
  Cost of sales (including
    buying and store occupancy)       99,664   100,435     310,969   312,945
  Selling, general and
    administrative expenses           51,146    49,115     151,770   143,448
  Depreciation and amortization        4,008     3,980      11,788    11,606
                                    --------  --------    --------  --------
                                     154,818   153,530     474,527   467,999
                                    --------  --------    --------  --------
      Operating income                10,943     9,927      38,123    35,492

Nonoperating (income) and expense:
  Interest income                       (701)     (392)     (1,425)   (1,732)
  Interest expense                     3,453     4,634      10,792    14,562
  Trading losses (Note 1)              5,749     4,550      11,445    14,758
  Write-down of General Host
    securities (Note 2)                7,543        --       7,543        --
                                    --------  --------    --------  --------
                                      16,044     8,792      28,355    27,588
                                    --------  --------    --------  --------
Income (loss) before income
  taxes                               (5,101)    1,135       9,768     7,904

Provision for income taxes               425     1,643       6,799     6,575
                                    --------  --------    --------  --------
Net income (loss)                   $ (5,526) $   (508)   $  2,969  $  1,329
                                    ========  ========    ========  ========

Net income (loss) per share            $(.14)    $(.01)       $.07      $.03
                                    ========  ========    ========  ========
Average shares outstanding
  during period, including
  common stock equivalents            39,683    39,560      39,642    39,505
                                    ========  ========    ========  ========

The accompany notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                               November 26,    February 26,
                                                   1994            1994
                                               ------------    ------------
                                               (as restated)
ASSETS
Current assets:
  Cash, including temporary investments of
    $8,132 and $7,466, respectively                $ 22,523        $ 17,123
  Accounts receivable, net                           64,360          51,722
  Inventories                                       211,201         219,646
  Other current assets                               35,233          32,901
                                                   --------        --------
    Total current assets                            333,317         321,392
Properties, net                                     108,263         111,510
Other assets                                         29,419          30,400
                                                   --------        --------
                                                   $470,999        $463,302
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
    debt                                           $ 15,892        $  2,639
  Accounts payable and accrued liabilities           77,943          89,772
                                                   --------        --------
    Total current liabilities                        93,835          92,411
Long-term debt                                      142,602         145,231
Deferred income taxes                                 4,399           3,407
Other non-current liabilities                        25,157          21,160

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,709,000 and 37,617,000
    issued, respectively                             37,709          37,617
  Paid-in capital                                    93,013          92,670
  Retained earnings                                  76,554          76,597
  Cumulative currency translation adjustments        (1,063)           (964)
  Less - 6,000 and 98,000 common shares in
    treasury, at cost, respectively                     (53)           (884)
  Less - subscriptions receivable and unearned
    compensation                                     (1,154)         (1,369)
  Less - unrealized loss on marketable equity
    securities                                           --          (2,574)
                                                   --------        --------
                                                    205,006         201,093
                                                   --------        --------
                                                   $470,999        $463,302
                                                   ========        ========

The accompanying notes are an integral part of these financial statements.
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                     Nine Months Ended
                                               November 26,    November 27,
                                                   1994            1993
                                               ------------    ------------
                                                      (as restated)

Cash flow from operating activities:
  Net income                                      $ 2,969        $ 1,329
  Adjustments to reconcile to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                11,788         11,606
      Deferred taxes and other                      5,187          2,198
      Write-down of General Host securities         7,543             --
      Changes in cash from:
        Inventories                                 7,453        (19,045)
        Accounts receivable and other current
          assets                                  (15,568)       (24,856)
        Accounts payable and accrued expenses      (5,652)         1,711
        Store-closing reserve                      (2,144)            --
        Other assets, liabilities and other, net     (923)         1,170
                                                  -------        -------
          Net cash provided by (used in)
            operating activities                   10,653        (25,887)
                                                  -------        -------
Cash flow from investing activities:
  Capital expenditures                            (14,004)       (20,521)
  Proceeds from disposition of properties             238            791
  Loan to Sunbelt Nursery Group, Inc.              (9,600)        (1,000)
  Proceeds from Sunbelt Nursery Group, Inc.        11,600          2,105
  Investments in The Pier Retail Group, Ltd.       (1,593)            --
  Other investing activities                           --         (4,259)
                                                  -------        -------
          Net cash used in investing activities   (13,359)       (22,884)
                                                  -------        -------
Cash flow from financing activities:
  Cash dividends                                   (3,009)        (2,624)
  Repayments of long-term debt                     (2,500)            --
  Net borrowings (payments) under line of credit
    agreements                                     13,000         (5,500)
  Proceeds from sales of capital stock, treasury
    stock, and other                                  615            440
                                                  -------        -------
          Net cash provided by (used in)
            financing activities                    8,106         (7,684)
                                                  -------        -------
Change in cash and cash equivalents                 5,400        (56,455)
Cash and cash equivalents at beginning of period   17,123         73,585
                                                  -------        -------
Cash and cash equivalents at end of period        $22,523        $17,130
                                                  =======        =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 26, 1994
                                                     (In thousands) (Unaudited)
                                                                                                           Unrealized
                                                                    Cumulative              Subscriptions   Loss on
                                                                     Currency              Receivable and  Marketable     Total
                                         Common  Paid-in  Retained  Translation  Treasury     Unearned      Equity     Stockholders'
                                         Stock   Capital  Earnings  Adjustments   Stock     Compensation   Securities     Equity
                                         ------  -------  --------  -----------  --------  --------------  ----------  -------------
Balance February 26, 1994               $37,617  $92,670   $76,597     $ (964)    $ (884)       $(1,369)    $(2,574)      $201,093

Purchase of treasury stock                                                          (743)                                     (743)

Restricted stock grant and amortization               (2)                            (61)           215                        152

Stock purchase plan, exercise of stock
 options and other                           92      345        (3)                1,635                                     2,069

Currency translation adjustments                                          (99)                                                 (99)

Realized loss on marketable equity
 securities                                                                                                   2,574          2,574

Cash dividends, declared or paid                            (3,009)                                                         (3,009)

Net income (as restated)                                     2,969                                                           2,969
                                        -------  -------   -------    -------     ------        -------     -------       --------
Balance November 26, 1994 (as restated) $37,709  $93,013   $76,554    $(1,063)    $  (53)       $(1,154)    $    --       $205,006
                                        =======  =======   =======    =======     ======        =======     =======       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

       The accompanying unaudited financial statements should be read in con-junction with the Annual Report on Form 10-K, and Amendment No. 2 to Form 10-K, for the year ended February 26, 1994. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 26, 1994, and the results of operations and cash flows for the interim periods ended November 26, 1994 and November 27, 1993 have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three and nine months ended November 26, 1994 and November 27, 1993, as restated, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

       In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 were $16.5 million and $2.8 million, respectively. The Company has restated its financial statements to record $1.5 million, $4.2 million and $5.7 million of net trading losses in the first, second and third quarters of fiscal 1995, respectively, and $4.0 million, $6.2 million and $4.6 million of net trading losses in the first, second and third quarters of fiscal 1994, respectively. The Company's restatements had no effect on net income for the full 1994 fiscal year, after recording a fourth quarter trading gain of $14.8 million. The Company has not recorded any tax benefit on these trading losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of these net trading losses on net income for the first, second and third quarters of fiscal years 1995 and 1994 was a reduction of $.04 per share, $.11 per share and $.15 per share in fiscal 1995, respectively, and a reduction of $.10 per share, $.16 per share and $.11 per share in fiscal 1994, respectively.

Note 2 - Investments

       At the beginning of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard by the Company had no effect on the Company's financial position or results of operations for the first nine months of fiscal 1995.

       In November 1994, the Company concluded that the decline in the market value of its investment in General Host Corporation ("General Host") common stock was 'other than temporary'. Accordingly, the Company recorded a non-cash pre-tax charge of $7.5 million to reflect a write-down to the then current market value of the General Host stock. At November 26, 1994, the market value of the General Host common stock was substantially the same as the Company's new adjusted cost of $8.4 million.

Note 3 - Net income (loss) per share

       Primary net income (loss) per share was determined by dividing net income (loss) by applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully dilutive net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income (loss) to reflect assumed conversions. The computation of fully dilutive net income
(loss) per share for the three and nine months ended November 26, 1994 and November 27, 1993 was antidilutive for all periods; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

                                   PART I
                                   ------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Pier 1 Imports, Inc. ("the Company") recorded net sales of $165.8 million and $512.7 million for the third quarter and nine-month periods of fiscal year 1995, increases of 1.4% and 1.8%, respectively, compared to the same periods of fiscal 1994. Reported sales for the current fiscal year do not include sales from 49 stores that are scheduled to close under the store-closing program, which was established at the end of fiscal 1994. Same-store sales for the third quarter and first nine months of fiscal 1995 both increased 3.3% compared to the same periods of fiscal 1994. The increase in same-store sales during the first nine months of fiscal 1995 resulted from a 10.8% sales increase in hard goods merchandise, such as furniture and decorative accessories, coupled with a 23.2% sales decrease in soft goods merchandise which includes clothing, jewelry, and accessories. Hard goods and soft goods sales contributed approximately 90% and 10%, respectively, of total sales for the first nine months of fiscal 1995. The Company closed 21 of the 49 stores included in the store-closing program and opened 38 through the third quarter of fiscal 1995. North American store count aggregated 624 at the end of the third quarter of fiscal 1995 compared to 637 at the end of the third quarter of fiscal 1994.

        Gross profit, after related buying and store occupancy costs, expressed as a percentage of net sales, increased 1.3% to 39.9% for the third quarter of fiscal 1995 and increased 1.5% to 39.3% for the first nine months of fiscal 1995 compared to the same periods in fiscal 1994. These increases are primarily the result of a continued improvement in margins on furniture this fiscal year in addition to fewer clearance markdowns taken on clothing this fiscal year compared to last fiscal year. Store occupancy costs, as a percentage of net sales, improved 0.8% to 15.5% for the third quarter and to 14.8% for the first nine months of fiscal 1995 versus last fiscal year's comparable periods. This improvement was achieved through the elimination of the results of underperforming stores in the store-closing program.

        Selling, general, and administrative expenses, expressed as a percentage of net sales, increased 0.9% to 30.9% in the third quarter of fiscal 1995 and 1.1% to 29.6% in the first nine months of fiscal 1995 compared to the same periods in fiscal 1994. In total dollars, expenses increased $2.0 million during the third quarter of fiscal 1995 over the same period in fiscal 1994 and increased $8.3 million during the first nine months of the current fiscal year compared to the same period last fiscal year. Fiscal 1995 third quarter expenses increased due to higher management bonus accruals and increased marketing costs. Expenses in the fiscal 1995 nine-month period increased as a result of these costs offset partially by lower net credit card expenses and the elimination of the expenses of stores in the store-closing program.

        Interest expense declined $1.2 million and $3.8 million for the third quarter and the first nine months of fiscal 1995, respectively, compared to the same periods of fiscal 1994. These decreases are primarily attributable to lower effective rates.

        At the beginning of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard by the Company had no effect on the Company's financial position or results of operations for the first nine months of fiscal 1995. In November 1994, the Company concluded that the decline in the market value of its investment in General Host Corporation ("General Host") common stock was 'other than temporary'. Accordingly, the Company recorded a non-cash pre-tax charge of $7.5 million to reflect a write-down to the then current market value of the General Host stock. The Company concluded that it would be unable to recover all of its initial investment in General Host after several favorable developments relating to General Host failed to have a positive impact on the market price of General Host common stock and after passage of a reasonable period of time. The favorable developments relating to General Host included a store closing and cost reduction program, a change in the senior management of a major subsidiary of General Host, the sale in October 1994 by General Host of its 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to a third party for $4.2 million in cash and substantial improvement in current year first and second quarter results.

        In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company recorded $16.5 million and $2.8 million of the net trading losses in fiscal years 1996 and 1995, respectively. The Company has restated its financial statements to record $11.4 million and $14.8 million of net trading losses in the first nine months of fiscal years 1995 and 1994, respectively. The Company's restatements had no effect on net income for the full 1994 fiscal year. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate.

        The Company's effective tax rate for fiscal 1995 exclusive of the aforementioned trading losses is estimated at 32.1% compared to 29.0% for the same period of fiscal 1994. The increase is primarily due to the benefit of tax-favored investment income last fiscal year compared to this fiscal year. The Company expects that its effective tax rate for the 1996 fiscal year will approximate 40%.

        Operating income improved $1.0 million to $10.9 million during the fiscal 1995 third quarter and improved $2.6 million to $38.1 million for the nine-month period of fiscal 1995 compared to the same periods in fiscal 1994 due to slightly higher sales and improved margins. Net losses for the third quarter of fiscal 1995 aggregated $5.5 million or $0.14 per share compared to a loss of $0.5 million or $.01 per share for the same period of fiscal 1994. For the nine-month period of fiscal 1995, net income aggregated $3.0 million or $0.07 per share compared to $1.3 million or $.03 per share for the same period of fiscal 1994.

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

Liquidity and Capital Resources

        Cash provided by operating activities was $10.7 million during the first nine months of fiscal 1995 compared to a $25.9 million use of cash from operations during the comparable period in fiscal 1994 after recording net trading losses in the first nine months of fiscal years 1995 and 1994 of $11.4 million and $14.8 million, respectively, as discussed above. This increase was largely due to reduced inventory levels in fiscal 1995 coupled with a slower growth of the Pier 1 credit card receivable during the first nine months of fiscal 1995 versus the same period of fiscal 1994. Cash used in investing activities was $13.4 million during the first nine months of fiscal 1995 compared to $22.9 million for the same period of fiscal 1994.
The decline in the use of cash during fiscal 1995 is primarily due to a decrease in capital expenditures and a reduction in other investing activities. Cash provided by financing activities of $8.1 million for the current fiscal year included $13.0 million of short-term borrowings offset partially by $3.0 million of cash dividends paid this fiscal year and a $2.5 million sinking fund payment on long-term debt in the second quarter of fiscal 1995. Cash used in financing activities for the first nine months of fiscal 1994 included a $5.5 million net pay-down of short-term debt.

        During the first nine months of fiscal 1995, the Company paid cash dividends aggregating $.08 per share, and has declared a cash dividend of $.03 per share payable on February 22, 1995 to shareholders of record on February 8, 1995. The Company currently expects to continue to pay cash dividends in fiscal 1996 and intends to retain most of its future earnings for expansion of the Company's business.

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

        Working capital requirements will continue to be provided by cash and $168.5 million in short-term revolving lines of credit. Under these lines of credit at November 26, 1994, $13 million was outstanding in the form of short-term borrowings and an additional $53 million was committed under letters of credit. The Company's current ratio at the end of the third quarter of fiscal 1995 was 3.6 to 1 compared to 3.5 to 1 at fiscal year end 1994 and 3.5 to 1 at the end of the third quarter of fiscal 1994.

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

                                  PIER 1 IMPORTS, INC. (Registrant)



Date:    May 24, 1996             By: /s/ Clark A. Johnson
         ------------                 ---------------------------------------
                                      Clark A. Johnson, Chairman of the Board
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date:    May 24, 1996                 /s/ Susan E. Barley
         ------------                 ---------------------------------------
                                      Susan E. Barley, Vice President and
                                      Controller
                                      (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
- -------     -----------
3(ii)       Bylaws of the Company, Restated as of December 7, 1994,
            previously filed January 10, 1995.

4 Rights Agreement, dated as of December 9, 1994, between the Company and First Interstate Bank, N.A., as rights agent, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A, Reg. No. 1-7832, filed December 20, 1994, previously filed January 10, 1995.

27 Financial Data Schedule for Nine-Month Period ended November 26, 1994, as restated.