Form 10-K
period 1996-03-02
PIER 1 IMPORTS INC/DE
filed 1996-05-31
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 2, 1996.

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
             (Exact name of Company as specified in its charter)

          DELAWARE                                75-1729843
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

301 Commerce Street, Suite 600
Fort Worth, Texas                                 76102
(Address of principal executive offices)          (Zip Code)

Company's telephone number, including area code:  (817) 878-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
- -------------------------------------              --------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of May 8, 1996, there were 39,685,508 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of the Company held by non-affiliates was approximately $536 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
Part III                           Proxy Statement for 1996 Annual Meeting
                                   PART I

Item 1.   Business.

     (a)  General Development of Business.

     From fiscal 1990 through fiscal 1996, the Company, through its wholly-owned subsidiary, Pier 1 Imports (U.S.), Inc. ("Pier 1 (U.S.)"), expanded its specialty retail operations from 517 North American retail stores to 662 stores. In fiscal year 1996, the Company continued to execute its expansion plan by opening 56 new North American Pier 1 Imports stores, including 8 mall-based "The Market of Pier 1" stores, and closed 22 stores. The number of new stores opened during the last fiscal year exceeded the previous fiscal year's rate when the Company opened 42 new Pier 1 Imports stores. Throughout the fiscal year the Company continued its focus on cost efficiencies and expense controls. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, the Company plans to open approximately 50 new Pier 1 Imports stores in fiscal year 1997 and plans to close approximately 20 to 30 stores which closings depend on lease renewal negotiations and relocation space availability.

     Set forth below is a list by city of Pier 1-operated stores opened in North America in fiscal 1996:

Abilene, TX                        Longview, TX
Albany, GA                         Mobile, AL
Anderson, IN                       New Orleans, LA
Beachwood, OH                      Newport Beach, CA
Bloomington, IN*                   Norman, OK
Bloomington, IL                    Paducah, KY
Bloomington, MN                    Pensacola, FL
Cape Girardeau, MO                 Phoenix, AZ*
Carbondale, IL                     Pittsfield, MA
Champaign, IL                      Plano, TX
Cincinnati, OH                     Rapid City, SD
Fayetteville, NC                   Reading, PA
Flagstaff, AZ                      Rochester, MI*
Fort Smith, AR                     Schaumberg, IL
Friendswood, TX                    Sebring, FL
Galveston, TX                      Sioux Falls, SD
Grapevine, TX                      Spartanburg, SC
Greendale, WI*                     Stockton, CA
Gresham, OR                        Tampa, FL
Hattiesburg, MS                    Terre Haute, IN
Helena, MT                         Tuscaloosa, AL
Henderson, NV                      Twin Falls, ID
Indianapolis, IN                   Tyler, TX*
Jackson, TN                        Victorville, CA
Johnson City, TN                   W. Little Rock, AR
Kennewick, WA                      Waterloo, IA
King of Prussia, PA                Wichita, KS
Kingston, NY                       Woodbridge, NJ

* relocation of store closed in fiscal 1996


     Set forth below is a list by city of Pier 1-operated stores closed in North America in fiscal 1996:

Austin, TX                              Little Rock, AR
Bedford, TX                             Littleton, CO
Bloomington, IN                         Niles, IL
Cincinnati, OH                          Phoenix, AZ
Cincinnati, OH                          Portland, OR
Dallas, TX                              Rochester, MI
Dallas, TX                              San Diego, CA
Greenfield, WI                          Schaumberg, IL
La Grange, IL                           Southfield, MI
Lansing, MI                             Wayne, PA
Las Vegas, NV                           Tyler, TX

     Presently, Pier 1 (U.S.) maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Los Angeles, California; and Savannah, Georgia.

     In fiscal 1993, the Company invested in preference stock of The Pier Retail Group Limited ("The Pier") located in the United Kingdom. At the Company's sole option, the preference stock may be converted into a 90% controlling interest of The Pier. At the end of fiscal 1996, the Company's net investment in The Pier 1 was $5.8 million. The Company also guarantees a bank line available to The Pier 1 of 4.1 million British Pounds or $6.3 million and as of March 2, 1996, $5.4 million was outstanding under this line. The Pier is a fourteen-store retail operation that offers decorative home furnishings and related items in a store setting similar to that operated by the Company. At fiscal 1996 year-end, The Pier operated thirteen stores in England and one store in Wales.

     During fiscal 1994, Pier 1 (U.S.) initiated an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 (U.S.) merchandise to be sold in certain Sears Mexico stores throughout Mexico. Presently, six Sears Mexico stores located in Mexico City, one store in Monterrey, Nuevo Leon, one store in Leon, Guanajuanto, one store in Acapulco, Guerrero, and one store in Merida, Yucatan offer Pier 1 (U.S.) merchandise.

     Pier 1 (U.S.) entered into another separate agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") in fiscal 1996 for Sears Puerto Rico to market and sell Pier 1 Imports merchandise in the Sears Puerto Rico stores. Sears Puerto Rico operates 10 stores in Puerto Rico of which three stores offer Pier 1 Imports merchandise.

     Additionally in fiscal 1996, a wholly-owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. and Skylark Group ("Akatsuki") to develop Pier 1 Imports retail stores in Japan. Akatsuki opened its first licensed store in Tokyo in April 1996 and plans to open an additional four stores by October 1996. The agreement provides for the licensing of up to an additional 95 stores if the initial five stores prove to be successful during a 12 month test period.

     In December 1995, the Company purchased for $40 million the remaining 90% partnership interest previously held by unrelated third parties in the Mellon/Pier 1 Properties Limited Partnership-I in which the Company held a 10% ownership interest. The partnership was formed to construct and lease 33 Pier 1 Imports stores in the United States to the Company.

     On July 31, 1995, the Company completed a settlement agreement with Sunbelt Nursery Group, Inc. concerning Sunbelt's default on 13 Sunbelt nursery stores subleased from the Company. Pursuant to the settlement agreement, Sunbelt has agreed to a claim by the Company of $14.7 million and agreed to continue to sublease the 13 stores at market rates for up to three years or until the Company is able to find a buyer for the properties. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow above specified levels up to a total of $8 million, with the ability to prepay the obligation at a significant discount. Sunbelt estimates that payments to the Company will commence in 2009 and the obligation will be fully satisfied in the year 2016. Sunbelt stated that the delay of the commencement of payments to the Company results from Sunbelt's estimate that certain financial requirements enabling it to pay the obligation will not be met until 2009. If Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement, the remaining $6.7 million of the Company's claim will be deemed satisfied. As of March 2, 1996, the Company has sold one of the 13 subleased stores.

     (b)  Financial Information About Industry Segments.

     The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.

     Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements which are set forth in Item 8 herein.

     (c)  Narrative Description of Business.

     The specialty retail operations of Pier 1 (U.S.) consist of a chain of retail stores operating under the name "Pier 1 Imports", "The Market of Pier 1" and "The Pier", selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, accessories and other specialty items for the home, and distinctive casual clothing and fashion accessories; however, casual clothing and fashion accessories will be deemphasized during fiscal 1997 and phased out in the following year.

     On March 2, 1996, Pier 1 (U.S.) operated 636 stores in 47 states of the United States, 25 stores in two Canadian provinces and 1 store in Puerto Rico. It also had 24 franchised stores in 18 states. Additionally, the Company, through certain subsidiaries, operated 14 stores in the United Kingdom under the name The Pier. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico which sell Pier 1 (U.S.) merchandise in dedicated retail space in 10 Sears Mexico stores and in three Sears Puerto Rico stores. The Company has one franchise store in Tokyo. The company-operated Pier 1 (U.S.) stores in the United States and Canada average approximately 7,500 square feet in size of retail selling space, and are generally freestanding units located near major shopping centers or malls, predominately located in all major United States metropolitan areas and many of the primary smaller markets. In fiscal 1996, net sales of Pier 1 (U.S.) totalled $810.7 million. Pier 1 (U.S.) stores have their highest sales volumes during November and December, reflecting the Christmas selling season.

     Pier 1 (U.S.) offers a diverse selection of products consisting of over 5,000 items. While the broad categories of Pier 1 (U.S.)'s merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture to be used on patios and in sun rooms, living, dining and kitchen areas, and constituted approximately 27.8%, 27.5% and 26.8% of the total retail sales of Pier 1 (U.S.) in fiscal years 1996, 1995, and 1994, respectively. These goods are mainly imported from Italy, Malaysia, Chile, China, the Philippines and Indonesia, and are made of metal and handcrafted natural materials, including rattan, pine, beech, rubberwood, and selected hardwoods with either natural, stained or painted finishes.

     DECORATIVE HOME FURNISHINGS - This product group constituted the broadest category of merchandise in Pier 1 (U.S.)'s sales mix and contributed approximately 27.4%, 25.7% and 24.4% to Pier 1 (U.S.)'s total retail sales in fiscal years 1996, 1995 and 1994, respectively. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items, practically all of which are handcrafted from natural materials.

     DINING AND KITCHEN GOODS - This product group is imported from India, the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 14.7%, 15.2% and 14.1% of the total retail sales of Pier 1 (U.S.) in fiscal years 1996, 1995 and 1994, respectively.

     TEXTILES - This product group consists of chair pads, custom order fabrics as well as window coverings, bedspreads, and pillows, of which most items are produced from original designs created both domestically and in India, Indonesia, China, France and Australia. These goods accounted for approximately 11.9%, 12.9% and 13.5% of the total retail sales of Pier 1 (U.S.) in fiscal years 1996, 1995 and 1994, respectively.

     CLOTHING, JEWELRY AND FASHION ACCESSORIES - This product group is imported from India, Greece, Thailand and Indonesia and accounted for approximately 7.4%, 8.7% and 12.1% of the total retail sales of Pier 1 (U.S.) in fiscal years 1996, 1995 and 1994, respectively.

     Merchandise offered for sale in Pier 1 (U.S.) stores largely consists of items that require a significant degree of handcraftsmanship. Most items are imported directly by Pier 1 (U.S.) from foreign suppliers. Pier 1 (U.S.) is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. During fiscal 1996, Pier 1 (U.S.) imported approximately 27.5% of its purchases from China, 17.5% from India, and 31.4% from Indonesia, Japan, Thailand, the Philippines, and Italy. The remaining 23.6% was imported from various Asian, European, Central American, South American and African countries or obtained from United States manufacturers, wholesalers or importers. In selecting the source of a product, Pier 1 (U.S.) considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

     Pier 1 (U.S.) currently maintains 6 regional distribution centers located in or near Baltimore, Maryland; Los Angeles, California; Fort Worth, Texas; Chicago, Illinois; Savannah, Georgia; and Columbus, Ohio, and leases additional space from time to time and on a temporary basis. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked, and made available for shipment to the various stores in the center's region. The merchandise is then distributed to the retail stores by contract carriers. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 (U.S.) maintains a substantial inventory in order to be assured of a sufficient supply of products to its customers. A stock of regularly reordered items and temporary inventory surpluses have, from time to time, been carried at the distribution centers.

     Pier 1 (U.S.) stores have no direct national competitors. The major competition arises at a local level from other retailers offering similar lines of merchandise, such as small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. The Company believes Pier 1 (U.S.) enjoys a competitive edge over these stores, due to its greater name awareness and the extent and variety of the merchandise offered at Pier 1 (U.S.) stores. While other competing stores may offer a few items that change somewhat infrequently, Pier 1 (U.S.) offers over 5,000 items of which approximately forty percent (40%) change each year and 50% of the total assortment is exclusive products.

     As a retailer of imported merchandise, Pier 1 (U.S.) is subject to certain risks that typically do not affect retailers of domestically produced merchandise, including the need to order merchandise from four to twelve months in advance of delivery and to pay for such merchandise at the time it is loaded for transport to designated U.S., international or Canadian destinations. Additionally, dock strikes, fluctuations in currency values and monetary exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of Pier 1 (U.S.).

     The 1988 Omnibus Trade and Competitiveness Act ("1988 Act") was signed into law. This legislation was enacted partly in response to a perceived decline in U.S. global competitiveness and the continuing presence of unfair trade practices that limit U.S. exporters' access to foreign markets. Under the law, unfair trade practices of countries around the world may be investigated by the office of the United States Trade Representative, and such investigations may lead to sanctions which could take the form of quotas or increased duties on imports into the U.S.

     Section 301 of the Trade Act of 1974, as amended by the 1988 Act, transfers international trade decision making authority from the President to the U.S. Trade Representative and makes investigation of a country's unfair trade practices mandatory under certain circumstances with time tables for a conclusion of the investigation. Generally, the U.S. Trade Representative is required to take some action within 30 days (subject to being postponed for 180 days) after the conclusion of the investigation. One such action may be to designate the subject country a priority foreign country whose trade practices, if corrected, would provide the greatest potential for expansion of U.S. exports. As of April 30, 1996, the U.S. Trade Representative identified China as a priority foreign country under the Special 301 intellectual property provision for failure to implement an intellectual property agreement with the United States.

     The United States may employ other measures besides Section 301 to implement its international trade policies and objectives, such as the withdrawal, selectively or entirely, of most favored nation ("MFN") status to countries around the world which would cause import duties to increase. Presently, the President has indicated he would renew the MFN status of the Peoples Republic of China. Annually, the MFN status with China is subject to review and renewal which, if lost entirely, would cause the Company to source affected goods from other countries. Any type of sanction on imports is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In such event, the Company will seek similar products from other countries.

     The United States and more than 100 other countries culminated seven years of negotiations with an agreement which became effective January 1, 1995 to reduce, over time, tariff and non-tariff barriers to world trade in goods and services and to establish a World Trade Organization to replace the General Agreement on Tariffs and Trade. Any agreement which may reduce tariff and non-tariff barriers in international trade is considered beneficial to the Company's business in the United States and around the world.

     Pier 1 (U.S.) owns four federally registered service marks under which its company-operated and franchised stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS and 1,104,059 for the mark PIER 1 and 1,907,947 for the mark PIER 1 IMPORTS FOR A CHANGE.

     On March 2, 1996, Pier 1 (U.S.) employed 9,399 persons: 5,175 were full-time employees of which 519 were full-time employees at Pier 1 (U.S.)'s home office and 4,224 were part-time employees.

     The Company maintains a wholly owned foreign subsidiary incorporated under the laws of Hong Kong to manage certain merchandise procurement, export and financial service functions for Pier 1 (U.S.). Also the Company maintains a wholly owned foreign subsidiary incorporated under the laws of Bermuda which owns the right to license and to franchise the Pier 1 (U.S.) trademarks outside the United States and Canada. Additionally, the Company owns the preference stock of The Pier which, at the Company's sole option, may be converted into a 90% controlling interest in The Pier.

Item 2.        Properties.

     (a)  Properties of the Company.

     As a holding company, the Company does not own any physical property materially important to the conduct of its business operations. The Company's home office in Fort Worth, Texas is leased by Pier 1 (U.S.).

     (b)  Properties of Pier 1 (U.S.).

     Pier 1 (U.S.) leases certain properties consisting principally of retail stores, warehouses and office space. Pier 1 (U.S.) leases currently provide 136,777 square feet of office space in downtown Fort Worth for the Company's home office. Most of Pier 1 (U.S.)'s North American retail store operations are conducted pursuant to leases which are classified as operating leases, and at March 2, 1996, the present value of Pier 1 (U.S.)'s minimum future operating lease commitments aggregated approximately $374 million.

     Pier 1 (U.S.) currently owns and leases distribution space of approximately 2.75 million square feet. Additional temporary space requirements can be met by leasing space on a short-term basis.

     The following table shows the distribution by state of Pier 1 (U.S.) North American stores operated by Pier 1 (U.S.) as of March 2, 1996:

United States and Puerto Rico
- -----------------------------
Alabama              7             Nebraska             4
Arizona             10             Nevada               3
Arkansas             3             New Hampshire        4
California          82             New Jersey          19
Colorado            14             New Mexico           2
Connecticut         13             New York            31
Delaware             2             North Carolina      12
District of Columbia 1             North Dakota         3
Florida             44             Ohio                31
Georgia             18             Oklahoma             6
Idaho                3             Oregon               5
Illinois            34             Pennsylvania        23
Indiana             13             Puerto Rico          1
Iowa                 6             Rhode Island         2
Kansas               6             South Carolina       7
Kentucky             6             South Dakota         2
Louisiana            9             Tennessee           13
Maryland            16             Texas               53
Massachusetts       21             Utah                 4
Michigan            21             Virginia            21
Minnesota           14             Washington          16
Mississippi          4             West Virginia        1
Missouri            11             Wisconsin           13
Montana              2             Wyoming              1


Canada
- --------
Ontario             16
Quebec               9


    Warehouse properties that are owned or leased by Pier 1 (U.S.) are as follows:
                                 Owned/Leased
Location                         Approx. Sq. Ft.    Facility
- ----------------------           --------------     --------
Baltimore, Maryland             634,186 sq. ft.     Leased
Columbus, Ohio                  527,127 sq. ft.     Leased
Chicago, Illinois               297,552 sq. ft.     Owned
Fort Worth, Texas               454,868 sq. ft.     Owned
Rancho Cucamonga, California    417,000 sq. ft.     Leased
Savannah, Georgia               393,216 sq. ft.     Owned

     The Company has agreements with unaffiliated parties to lease certain stores and distribution center space. These unaffiliated parties are committed to make available up to $96.8 million for development or acquisition of properties leased by Pier 1 (U.S.). As of March 2, 1996, the Company utilized $88.2 million of that availability. Agreements with these parties mature over the next two years, and Company management is continuously monitoring financial markets to optimize renewal terms.

Item 3.        Legal Proceedings.

     There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at March 2, 1996. While a certain number of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolutions of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     On December 27, 1995, a derivative suit, entitled Harry Lewis v. Clark
A. Johnson et al., was filed by a stockholder on behalf of the Company in the Delaware Chancery Court against each member of the Company's Board of Directors. The complaint alleges that the Directors violated their fiduciary duties to the Company and its stockholders by not adequately supervising the officers, employees and agents of the Company who were responsible for the trading activities that resulted in the $19.3 million in losses. The suit seeks an accounting to the Company for the damages it sustained.

     On January 3, 1996, a second derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a stockholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and an outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its stockholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its stockholders. The suit seeks an award in the amount of all damages sustained by the Company.

     On January 24, 1996, a suit, entitled Hernan Velasquez v. Clark A. Johnson et al., was filed in the District Court of Tarrant County, Texas against the Company and each member of the Company's Board of Directors. The complaint asserts a class action by Company stockholders purchasing and/or holding Company common stock between July 8, 1994, and December 22, 1995, and alleges fraud and violations of the Texas Securities Act in the dissemination of materially false and misleading information concerning the Company's financial condition. The suit seeks compensatory and exemplary damages in excess of $50 million in connection with purchases by the stockholder class of Company common stock during the class period.

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

                      Executive Officers of the Company

     CLARK A. JOHNSON, age 65, has served as Chairman and Chief Executive Officer of the Company, and a member of the Executive Committee since March 1988. He has been a Director of the Company since March 1983. From May 1985 to March 1988, Mr. Johnson was President and Chief Executive Officer of the Company. He is a Director of Albertson's, Inc., InterTAN, Inc., Metro Media International Group, Anacomp, Inc. and Heritage Media Corporation.

     MARVIN J. GIROUARD, age 56, has served as President and Chief Operating Officer of the Company and as a Director since August 1988. From May 1985 until August 1988, he served as Senior Vice President - Merchandising of Pier 1 (U.S.). Additionally, he serves as a Director of ENSERCH Corporation.

     J. RODNEY LAWRENCE, age 50, has served as Senior Vice President of Legal Affairs and Secretary of the Company and Pier 1 (U.S.) since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

     E. MITCHELL WEATHERLY, age 48, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 (U.S.) from August 1985 to June 1992.

     PHIL E. SCHNEIDER, age 44, has served as Senior Vice President of Marketing of the Company and Pier 1 (U.S.) since May 1993 and served as Vice President of Advertising of Pier 1 (U.S.) from January 1988 to May 1993.

     CHARLES H. TURNER, age 39, has served as Senior Vice President of Stores of the Company and Pier 1 (U.S.) since August 1994 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     PERRY R. MCNEELY, age 48, has served as Senior Vice President of Logistics of the Company and Pier 1 (U.S.) since June 1994.

     JAY R. JACOBS, age 41, has served as Senior Vice President of Merchandising of the Company since May 1995 and served as Vice President of Pier 1 (U.S.) Divisional Merchandising from May 1993 to May 1995.

     The officers of the Company are appointed by the Board of Directors, hold office until their successors are elected and qualified and/or until their earlier death, resignation or removal.

     None of the above executive officers has any family relationship with any other of such officers. None of such officers was selected pursuant to any arrangement or understanding between him and any other person.

                                   PART II


Item 5.        Market for the Company's Common Equity and Related Stockholder
               Matters.
                           Market Price
                           --------------    Cash Dividends
  Fiscal 1996              High     Low      Per Share(2)
- ----------------           ------   -----    --------------
First Quarter(1)           9 1/2    8         $0.03
Second Quarter             10       7 3/4      0.03
Third Quarter              10 7/8   8 7/8      0.03
Fourth Quarter             13 1/4   9 5/8      0.04

 Fiscal 1995(1)
- ----------------
First Quarter               8 3/4   7         $0.02
Second Quarter              8 1/4   6 3/4      0.02
Third Quarter               8 3/8   7          0.03
Fourth Quarter              9 5/8   7 1/8      0.03
- ----------------------
(1) Market prices and cash dividends have been adjusted to reflect the effect of the 5% stock dividend distributed May 8, 1995.
(2) For restrictions on the payments of dividends, see Management's Discussion and Analysis of Financial Condition and Results of Operations
     - Liquidity and Capital Resources.

     The Company's common stock is traded on the New York Stock Exchange. As of May 8, 1996, there were approximately 22,000 stockholders of the Company's common stock.

     Certain of the Company's existing loan and lease agreements limit specific payments and distributions, including cash dividends, loans to stockholders and purchases of treasury stock. Generally the Company may make "restricted payments", as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of approximately $11.2 million as of March 2, 1996. Additionally, the Company is required to maintain various other financial ratios. The Company's Board of Directors currently expects to pay cash dividends in fiscal 1997, but intends to retain most of future earnings for the expansion of the Company's business. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6.   Selected Financial Data.
                                                        Pier 1 Imports, Inc.
                                                    FINANCIAL SUMMARY (Unaudited)
                                              ($ in millions except per share amounts)
                               4-Year
                              Compound
                               Annual                Year Ended
                               Growth   ----------------------------------
                                Rate     1996   1995   1994   1993   1992
                              --------  ------ ------ ------ ------ ------
Summary of operations:
  Net sales                      8.4%   $810.7  712.0  685.4  629.2  586.7
  Gross profit                   9.3%   $325.5  277.6  259.6  246.2  228.4
  Selling, general and
    administrative expenses      8.1%   $235.6  206.0  195.4  180.2  172.4
  Depreciation and
    amortization                 3.5%   $ 17.2   16.0   15.8   15.1   15.0
  Store-closing provision               $  --     -     21.3    -      -
  Operating income              15.4%   $ 72.7   55.6   27.1   50.9   41.0
  Nonoperating expense,
    net of income (1)                   $ 44.3   22.3   18.8   15.0   16.3
  Income before income taxes
    and equity in net income
    (loss) of subsidiary (2)            $ 28.4   33.2    8.4   35.9   30.5
  Equity in net income
    (loss) of Sunbelt Nursery
    Group, Inc.                         $  -      -      -     (3.6)   4.5
  Net income for common
    stockholders                        $ 10.0   22.1    5.9   23.0   26.3
Per common share data:(3)
  Net income for common
    stockholders                          $.25    .56    .15    .59    .68
  Cash dividends declared                 $.13    .10    .09    .06   -
  Stockholders' equity           5.9%    $5.73   5.60   5.09   5.11   4.56
Other financial data:
  Working capital               11.4%   $246.8  265.0  229.0  225.2  160.0
  Current ratio                            3.5    4.1    3.5    3.4    3.0
  Total assets                   8.3%   $531.1  485.9  463.3  460.5  386.4
  Long-term debt                14.0%   $180.1  154.4  145.2  147.2  106.8
  Stockholders' equity           6.5%   $227.9  222.4  201.1  200.5  177.1
  Weighted average shares
    outstanding and common
    stock equivalents
    (millions) (3)                        39.8   39.7   39.5   39.2   38.9
  Effective tax rate (4)                  64.7%  33.6   29.0   25.9   28.3
  Return on average stock-
    holders' equity                        4.5%  10.4    3.0   12.2   15.8
  Return on average total assets           2.0%   4.6    1.3    5.4    6.5
  Pre-tax return on sales                  3.5%   4.7    1.2    5.7    5.2
- ---------------------

(1) Nonoperating expense, net of income is comprised of interest expense and interest income in each fiscal year presented, and in addition includes net trading losses or gains in fiscal years 1996, 1995 and 1994, the provision for Sunbelt Nursery Group, Inc.
    defaults in fiscal 1996 and the write-down of General Host securities in fiscal years 1995 and 1994.
(2) Fiscal 1992 includes a gain on the sale of subsidiary stock of approximately $5.9 million.
(3) Reflects the effect of a 5% stock dividend distributed May 8, 1995.
(4) The Company has not recorded any tax benefit on the fiscal 1996 and 1995 net trading losses, which resulted in higher effective tax rates in those years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Pier 1 Imports, Inc. (the "Company") is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with 688 stores in 47 states, Puerto Rico, Canada, and expanding international operations in the United Kingdom, Mexico and Japan as of fiscal 1996 year-end. The Company directly imports merchandise from 44 countries around the world and designs proprietary assortments that become exclusively Pier 1 Imports offerings. The Company reported sales of $810.7 million for the 53-week period of fiscal 1996 and net income of $10.0 million, or $.25 per share, after recording pre-tax special charges of $14 million to disengage from financial support of Sunbelt Nursery Group, Inc. ("Sunbelt") and approximately $18 million of net trading losses and related expenses.
Net income before special charges was $35.6 million, or $.85 per share on a fully diluted basis. On May 8, 1995, the Company distributed a 5% stock dividend, or approximately 1.9 million shares, to stockholders of record on May 1, 1995. All prior fiscal year per share amounts have been adjusted to reflect the impact of the stock dividend.

FISCAL YEARS ENDED MARCH 2, 1996 AND FEBRUARY 25, 1995

     Net sales grew $98.7 million, or 13.9%, to $810.7 million for the 53-week period of fiscal 1996 compared to $712.0 million for the 52-week period of fiscal 1995. For the comparable 52-week period of fiscal 1996 versus the same period of fiscal 1995, total sales increased 12.0% and same-store sales increased 6.5%. The growth in sales is partially attributable to the national television advertising campaign which began in July 1995 and increased customer traffic and transactions in the stores. In addition, the Company has instituted new in-store selling programs, redesigned stores to enhance visual merchandising, and remodeled 35 stores in fiscal 1996 as part of a long-term strategy to refurbish aging stores. During fiscal 1996, the Company opened 48 conventional Pier 1 (U.S.) stores and eight mall-based stores, and closed 22 stores in North America, resulting in an 8.0% increase in the weighted average store count (which is calculated based on the number of days a store is open during a given period) over the prior year. Hard goods sales, such as furniture and decorative accessories, contributed 93% of total sales, while soft goods sales of apparel, jewelry and accessories comprised 7% of total sales. Hard goods sales increased 11.8% during fiscal 1996, while soft goods sales declined 6.2% in fiscal 1996 compared to the year earlier. The Company continues to improve store sales by de-emphasizing apparel and focusing merchandise selection on products for the home and family. Sales per average square foot of retail selling space increased to $164.39 in fiscal 1996 from $154.03 a year ago. Net sales for fiscal years 1996 and 1995 excluded $3.6 million and $26.7 million, respectively, for stores included in the fiscal 1994 store-closing program.

     Sales on the Company's proprietary credit card comprised 23.2% of the Company's net sales for fiscal 1996 and aggregated $188.3 million for the 53-week year, up 48.5% from a year earlier. Proprietary credit card receivables totalled $76.9 million at fiscal 1996 year-end, an increase of 22.7% compared to the prior fiscal year. Proprietary credit card customers spent an average of $130 per transaction in fiscal 1996, and the number of active cardholder accounts grew 31% over fiscal 1995. Sales on the Company's proprietary credit card are encouraged through targeted marketing promotions.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 1.2% to 40.2% in fiscal 1996 from 39.0% in fiscal 1995. Merchandise margins improved to 54.1% in fiscal 1996 from 53.4% in fiscal 1995. The margin growth was due to a shift from newspaper advertising that emphasized promotional discounts to national television advertising that focused on bringing new customers into the stores. In addition, margins improved for the Company with increased emphasis on hard goods and decreased emphasis on soft goods, as well as the use of 11 Clearance Centers allowing fresh merchandise to be delivered to the stores throughout the year. Store occupancy costs, as a percentage of sales, decreased to 14.0% during fiscal 1996 from 14.5% in fiscal 1995. This improvement was primarily due to leveraging relatively fixed occupancy expenses on a greater sales base, partially offset by slightly higher market rates, in the aggregate, on new store leases entered into during fiscal 1996 and incremental increases in floating rate leases linked to LIBOR for approximately 55 store operating leases. In addition, the Company purchased the remaining 90% interest in a limited partnership which owns 33 Pier 1 (U.S.) stores previously leased to the Company, thus eliminating base rent expenses for those stores beginning after December 1995. See: Liquidity and Capital Resources.

     Selling, general and administrative expenses, including marketing, aggregated 29.1% of sales in fiscal 1996 compared to 28.9% of sales in fiscal 1995. In dollars, the fiscal 1996 increase of $29.6 million over the prior year was affected by the 53-week year compared to the fiscal 1995 52-week year, as well as increases in expenses that normally grow proportionately with sales and net new stores, such as store salaries and supplies. Although marketing expenses declined slightly as a percentage of sales, expenses increased $2.5 million to support the shift from primarily print advertising to primarily television advertising beginning in mid-summer of fiscal 1996. Additionally, supply expenses increased 0.4% as a percentage of sales or $4.6 million due, in part, to increased costs associated with bags, boxes, tissues, and funding of the new exclusive Pier 1 (U.S.) tags. Other costs included in fiscal 1996 selling, general and administrative expenses were $1.2 million related to the investigation of the trading losses. See: Notes 2 and 9 of the Notes to Consolidated Financial Statements.

     During fiscal 1996, the Company utilized $6.0 million of the remaining fiscal 1994 store-closing reserve which consisted of $5.0 million for lease termination costs and $1.0 million for interim operating losses and other costs. In addition, the Company credited $1.4 million to income during fiscal 1996 for its changes in estimates relating to the fiscal 1994 store-closing program. The remaining liability of $4.4 million is for final payments on lease termination costs on three stores for which settlement agreements are pending. During the fourth quarter of fiscal 1996, the Company identified five underperforming stores to close and recorded a charge of $1.4 million consisting of costs for lease terminations of $0.9 million and fixed asset write-downs of $0.5 million.

     In fiscal 1996, operating income improved to 9.0% of sales, a $17.1 million increase over fiscal 1995 in which operating income was 7.8% of sales.

     Net interest expense increased in fiscal 1996 compared to fiscal 1995 primarily due to decreased interest income on lower cash balances and short-term investments coupled with higher debt levels beginning in the second half of fiscal 1996.

     The Company's special charges in fiscal years 1996 and 1995 included trading losses and losses related to Sunbelt and General Host Corporation ("General Host") as discussed below.

     In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from substantial trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company has recorded $16.5 million of the net trading losses in fiscal 1996 and has restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995 and 1994 quarterly financial statements have been restated to reflect the trading losses and gains during those periods based on the information available to the Company. The restatements of the various quarters have no effect on net income for the full 1994 fiscal year. The Company deposited a total of $19.5 million in the discretionary account in fiscal 1996, and during the first and second quarters incurred net trading losses in the account of $16.0 million and $0.6 million, respectively, and during the third quarter attained a net trading gain of $0.1 million. During the first, second and third fiscal quarters of fiscal 1995, the Company incurred net trading losses in the account of $1.5 million, $4.2 million and $5.7 million, respectively, and during the fourth quarter attained a net trading gain of $8.6 million. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors and its advisers investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate. See: Notes 2 and 9 of the Notes to Consolidated Financial Statements.

     In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host and, in connection with the sale, committed to provide Sunbelt a $12 million credit facility through April 1994 and up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company received payment of the amounts owed under the credit facility and agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. The Company also had outstanding guarantees on other Sunbelt store lease commitments which aggregated $4.5 million with a present value of approximately $3.4 million at fiscal 1996 year-end. In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt also defaulted on three nursery store lease agreements guaranteed by the Company. In July 1995, the Company entered into a settlement agreement with Sunbelt concerning Sunbelt's default on the 13 store sublease agreements and store lease agreements guaranteed by the Company. Pursuant to the settlement agreement, Sunbelt agreed to a claim by the Company of $14.7 million (secured by a second lien on up to $6 million of Sunbelt's assets) and agreed to continue to sublease the 13 stores for up to three years or until the Company is able to find a buyer for the properties. Sunbelt also cured the defaults on the three nursery store leases guaranteed by the Company. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow above specified levels up to a total of $8 million (which may be prepaid with $4 million in payments made by May 1997 or with $6 million in payments made by May 1998). The remaining $6.7 million of the Company's claim will be deemed satisfied if Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14 million which represents the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. As of March 1996, two nursery store properties had been sold at costs consistent with the Company's estimates used to record the charge. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

     In the third quarter of fiscal 1995, the Company recorded a non-cash, pre-tax special charge of $7.5 million to reflect an 'other than temporary' decline in the market value of the General Host common stock held by the Company. As a result of the issuance of the Company's exchangeable debentures in December 1994, the General Host common stock is no longer available for sale, and the Company no longer has market risk in relation to the General Host common stock. For additional information, see the results of operations comparison of fiscal years ended February 25, 1995 and February 26, 1994 below.

     The Company's effective income tax rate for fiscal 1996 increased to 64.7% from 33.6% in fiscal 1995. The effective rates for fiscal 1996 and 1995, exclusive of the effects of the aforementioned net trading losses, would have been 41% and 31%, respectively. The increase in these rates is primarily due to the benefit of favorable tax treatment from the sale of Sunbelt common stock recognized in fiscal 1995 and no longer available in fiscal 1996. The effective income tax rate for fiscal 1997 is expected to approximate 40%.

     Net income for fiscal 1996 aggregated $10.0 million, or $.25 per primary share, compared to net income of $22.1 million, or $.56 per primary share in fiscal 1995. Before special charges in fiscal years 1996 and 1995, net income improved 18.5% to $35.6 million in fiscal 1996 compared to $30.1 million in fiscal 1995. Special charges in fiscal 1995 included the $7.5 million write-down of the General Host common stock and net trading losses of $2.8 million.

FISCAL YEARS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

     During fiscal 1995, net sales increased $26.6 million, or 3.9%, to $712.0 million compared with fiscal 1994 net sales of $685.4 million. This growth was primarily attributable to growth in same-store sales which increased 4.8% compared to fiscal 1994. During fiscal 1995, the Company opened 42 new North American stores. Sales of hard goods merchandise such as furniture and decorative accessories increased 12% in fiscal 1995 over fiscal 1994, and sales of soft goods merchandise such as apparel and jewelry decreased 21% in fiscal 1995 compared to the prior year. Hard goods and soft goods sales contributed approximately 91% and 9%, respectively, of total sales during fiscal 1995. The Company's sales mix shifted during fiscal 1995 to reflect the Company's focus on increasing consumer demand for furniture and decorative accessories coupled with lower demand and less Company emphasis on apparel and related accessories. This sales shift resulted in higher average ticket sales and a 5.1% increase in sales per average square foot of retail selling space to $154.03 from $146.57 in the prior year.
Sales of $26.7 million from stores closed during the year pursuant to the fiscal 1994 store-closing program were excluded from the Company's reported sales for fiscal 1995. Sales in these stores were included in fiscal 1994 reported sales and aggregated $37.7 million.

     Sales on the Company's proprietary credit card were $126.8 million, or 17.8% of total sales, during the 1995 fiscal year, an increase of $25.6 million, or 25.3%, over the prior fiscal year. Proprietary credit card receivables totalled $62.6 million at the end of fiscal 1995, a 29.9% increase over the prior fiscal year. The Company actively pursues increasing the cardholder base in order to use the cardholder list as a basis for direct mail advertising and because it believes that such a base increases customer loyalty and repeat business. Sales on the Company's proprietary credit card are encouraged through specific marketing promotions.

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

     In fiscal 1994, the Company recorded a special charge of $21.3 million before taxes for a store-closing provision that was established to reflect the anticipated costs to close 49 stores with histories of under-performance and high occupancy costs and to close the Canadian distribution center and administrative offices. At the end of fiscal 1995, the Company had closed 46 stores; the Canadian distribution center and administrative offices were closed in March 1995. Agreements have been reached with a majority of landlords regarding lease terminations for stores in the store-closing program. The balance of the store-closing reserve at fiscal 1995 year-end was $11.8 million, which consisted primarily of anticipated final cash requirements associated with lease termination costs. The $9.5 million utilized out of the store-closing reserve during fiscal 1995 consisted of lease termination costs of $3.0 million, fixed asset write-downs and inventory liquidation costs of $4.8 million, interim operating losses and other costs of $1.4 million and severance costs of $0.3 million.

     Operating income improved $28.5 million to $55.6 million in fiscal 1995 from $27.1 million in the prior year.

     During fiscal 1995, net interest expense declined primarily due to lower effective interest rates coupled with lower debt, net of cash balances.

     In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from substantial trading activities in a discretionary account managed by a financial consultant. Fiscal 1995 and 1994 quarterly financial statements have been restated to reflect the trading losses and gains during those periods based on the information available to the Company. The restatements of the various quarters have no effect on net income for the full 1994 fiscal year. The Company deposited a total of $12.5 million in the discretionary account in fiscal 1995, and during the first, second and third fiscal quarters incurred net trading losses in the account of $1.5 million, $4.2 million and $5.7 million, respectively, and during the fourth quarter attained a net trading gain of $8.6 million. During the first, second and third fiscal quarters of fiscal 1994 the Company incurred net trading losses in the account of $4.0 million, $6.2 million and $4.6 million, respectively, and during the fourth quarter attained a net trading
gain of $14.8 million.   To the extent trading losses are not offset by
trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. See: Notes 2 and 9 of the Notes to Consolidated Financial Statements.

     In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host, a third party unrelated to the Company or Sunbelt, in exchange for 1.9 million shares of General Host common stock. Subsequently, General Host distributed two 5% stock dividends, resulting in an increase in the Company's holdings to 2.1 million shares of General Host common stock at February 25, 1995. In fiscal 1994, the Company recorded a provision for the write-down of the carrying value of the Company's holdings of General Host common stock. Based on prices at fiscal year-end 1994, the market value of General Host common stock was $5.6 million less than the Company's original carrying amount. After an assessment of factors which may have contributed to the decline, the Company estimated $2.0 million of this decline to be 'other than temporary' and recorded a corresponding charge to income in fiscal 1994. The remaining $3.6 million decline in market value was considered to be temporary. In spite of favorable developments relating to General Host, the General Host stock price did not improve during fiscal 1995. Consequently, in the third quarter of fiscal 1995, the Company concluded that these developments were not having the expected positive effect on General Host's market price per share, and a non-cash, pre-tax special charge of $7.5 million was recorded to reflect an 'other than temporary' decline in the market value of the General Host common stock. As a result of the issuance of the Company's exchangeable debentures in December 1994, the General Host common stock is no longer available for sale, and the Company no longer has market risk in relation to the General Host common stock.

     The Company's effective income tax rate for fiscal 1995 increased to 33.6% from 29% in fiscal 1994. The effective rate for fiscal 1995 exclusive of the effects of the aforementioned net trading losses would be 31%. The increase is primarily due to the benefit of tax-favored investment income in fiscal 1994 compared to fiscal 1995 and an increase in the effective state income tax rate for fiscal 1995 as compared to fiscal 1994.

     Net income for fiscal 1995 aggregated $22.1 million, or $.56 per share, compared to income of $5.9 million, or $.15 per share, last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, including temporary investments, aggregated $13.5 million at fiscal 1996 year-end compared to $50.6 million at fiscal 1995 year-end. Cash from operating activities produced $11.4 million during fiscal 1996 compared to $46.5 million in fiscal 1995. The decrease in cash from operations was primarily due to the net trading losses of $16.5 million recorded during fiscal 1996 and a build-up of inventory during fiscal 1996 compared to a reduction of inventory levels during fiscal 1995. This inventory increase at the end of fiscal 1996 was the result of timing of normal shipments for Spring and Summer merchandise affected by the 53rd week in the fiscal year, as well as the Chinese New Year celebration (which is a long holiday for many of the Company's vendors) that occurred later in fiscal 1996 than in fiscal 1995, causing Spring inventory shipments to be earlier than in fiscal 1995.

     In December 1995, the Company purchased the remaining 90% ownership interest, previously held by unrelated third parties, in a limited partnership in which the Company held a 10% ownership interest. The partnership was formed to construct and lease 33 Pier 1 (U.S.) stores to the Company. The Company paid approximately $40 million for this remaining ownership interest which was funded through a $65 million competitive advance and revolving credit facility obtained in December 1995.

     Capital expenditures of $16.0 million were required during fiscal 1996 to support the opening of 48 Pier 1 (U.S.) stores and eight mall-based stores in North America. Beginning in fiscal 1996, the Company began a store remodeling program to refurbish aging stores in the chain. Thirty-five stores were remodeled in fiscal 1996 and 35 additional stores are planned for refurbishment in fiscal 1997 at an estimated cost of $6.7 million. The Company's new store development plan for fiscal 1997 provides for the opening of approximately 50 U.S. stores, primarily in single-store markets.
Financing for new store land and building costs will be provided by operating leases. Inventory and fixtures for the fiscal 1997 development plan are estimated to cost approximately $18 million, which will be funded by operations, working capital and bank lines of credit. Thirty-one stores in North America are expected to be closed in fiscal 1997; 26 of these have expiring leases, and the remaining five stores are included in a $1.4 million store-closing reserve recorded in the fourth quarter of fiscal 1996.

     Working capital requirements are provided by a three-year, $65 million competitive advance and revolving credit facility obtained in December 1995, $25 million of which was available at fiscal 1996 year-end, and other short-term (12-month) bank facilities aggregating $144 million, $94 million of which was available at fiscal 1996 year-end. The short-term bank facilities consist of $15 million of committed lines of credit and $129 million of uncommitted lines. Provisions of certain of the Company's loan agreements currently limit the total amount of borrowings under all debt facilities to an aggregate of $116.9 million in excess of current borrowings at fiscal 1996 year-end. One short-term bank facility providing a $15 million committed line and a $15 million uncommitted line of credit will expire in May 1996. Management expects that this bank facility will either be renewed or replaced with substantially the same terms and conditions. Most of the Company's loan and lease guarantee agreements require the Company to maintain certain financial ratios and limit certain investments and distributions to stockholders, including cash dividends and purchases of treasury stock. At fiscal 1996 year-end, the most restrictive of these agreements limited the aggregate of such payments to $11.2 million. The Company requested and received agreement from its lenders to either exempt or waive the net trading losses and Sunbelt default special charges from the calculation of certain restrictive covenants. Management believes the Company is in compliance with the provisions of all loan agreements and lease guarantees at fiscal 1996 year-end. The Company's current ratio was 3.5 to 1 at fiscal 1996 year-end compared to 4.1 to 1 at fiscal 1995 year-end.

     The Company currently has a $45 million short-term store development and lease financing facility, of which approximately $9 million is unused. In addition, the Company maintains approximately $52 million in intermediate-term lease financing facilities for 41 stores. The property leases for these 41 stores require that upon expiration of the leases over the next two years, unless the leases are extended by the parties, the Company must either obtain alternative financing for the properties or arrange for the sale of the properties to a third party or purchase the properties for approximately $50 million. In order to continue to finance new store land and building costs through operating leases, the Company is exploring other financing opportunities currently available in the capital markets. The Company's minimum future operating lease commitments expected for fiscal 1997 aggregate $95 million, and the present value of total existing operating lease commitments is $374 million. These commitments will be funded from operating cash flow.

     The Company previously announced that, depending upon market conditions, it may utilize a portion of its surplus cash to purchase up to $25 million of the Company's 6 7/8% convertible notes. During fiscal 1996, the Company purchased $12.3 million of these notes, leaving $62.7 million of the Company's convertible notes outstanding at the end of the 1996 fiscal year. In addition, in October 1995, the Company announced that its Board of Directors authorized the purchase of up to three million shares of the Company's common stock in open market or private transactions from time to time depending on prevailing market conditions. To date, no significant number of shares has been repurchased.

     In fiscal 1996, the Company paid cash dividends aggregating $.13 per share and distributed a 5% stock dividend. The Company currently expects to continue to pay cash dividends in fiscal 1997 and intends to retain most of its future earnings for expansion of the Company's business.

     In fiscal 1993, the Company invested in preference stock of The Pier, a 14-store retail chain in the United Kingdom that offers decorative home furnishings and related items in a store setting similar to that operated by the Company. At the Company's sole option, the preference stock may be converted into a 90% controlling interest of The Pier. At the end of fiscal 1996, the Company's net investment in The Pier was $5.8 million. The Company also guarantees a bank line available to The Pier of 4.1 million British Pounds or $6.3 million and as of March 2, 1996, $5.4 million was outstanding under this line. The Pier plans to operate 14 stores during fiscal 1997, and the Company expects to invest $4 million of additional funds in these operations during fiscal 1997, $2 million of which is expected to be used to reduce The Pier's bank debt guaranteed by the Company.

     Because of The Pier's history of operating losses, aggregating $6.8 million since fiscal 1993, the Company intends to curtail further investments to fund store development and expansion of The Pier until it becomes profitable. With the focus of The Pier shifting from growth to profitability, several steps are underway to improve operating results, including utilization of the Company's overseas purchasing function which will allow elimination of this function at The Pier; implementation of store associate training programs focused on customer service and selling with anticipation of same-store sales growth; use of the Company's visual merchandising standards to differentiate The Pier from its local competition; and improvements in the warehouse and distribution functions based on instituting the Company's systems to allow The Pier to reduce its warehouse requirements. Prior to fiscal 1997, the Company had provided limited management and operational support to The Pier. The support discussed above can be provided at minimal cost to the Company. Projections of The Pier's results indicate marginal profitability and positive cash flow in fiscal 1998. Years following fiscal 1998 reflect continued improvements in this trend such that the expected future undiscounted cash flows of The Pier exceeds the carrying amount of the Company's investment in The Pier. This estimate of recoverability of the Company's investment is sensitive to change based on the actual results of operations of The Pier compared to projected amounts. As such, the Company believes that it is reasonably possible that a change in this estimate could occur in the near term, requiring a charge to earnings but no such charge is warranted at this time.

     Cash requirements to fund the Company's previously established reserve to disengage financial support of Sunbelt are expected to be approximately $13.8 million in fiscal 1997 and will be funded through working capital and operations. As of March 1996, two of the thirteen nursery store properties have been sold at costs consistent with the Company's previously recorded reserve. The Company's guarantees of other Sunbelt store lease commitments aggregated $4.5 million with a present value of approximately $3.4 million at fiscal 1996 year-end. The Company is not aware of any defaults on these leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

     In March 1993, the Company invested $3 million in a limited partnership investment in Whiffletree Partners, L.P., an investment fund. In April 1996, the Company divested its interest in Whiffletree Partners, L.P. for approximately $4.7 million, yielding a three-year compound annual return of approximately 14.7% after termination costs.

     The Company's inventory purchases are made almost entirely in U.S. dollars. When purchase commitments are denominated in foreign currencies, the Company may enter into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

     Management believes the funds provided from operations, coupled with the Company's cash position and available lines of credit, are sufficient to meet its foreseeable cash requirements.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard, which is required to be adopted in fiscal 1997, mandates the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The impact on the Company of adopting this standard is expected to have no material effect on results of operations.

     The FASB issued SFAS No. 123, "Accounting and Disclosure of Stock-Based
Compensation," in October 1995.   This standard is effective for the
Company's 1997 fiscal year. The Company will continue to account for stock option grants in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and thus adoption of SFAS No. 123 will have no effect on the results of operations.

Item 8.   Financial Statements and Supplementary Data.

     Index to Financial Statements

          Financial Statements:
               Reports of Independent Auditors
               Consolidated Statements of Operations for the Years Ended
                    March 2, 1996, February 25, 1995 and February 26, 1994
               Consolidated Balance Sheets at March 2, 1996 and
                    February 25, 1995
               Consolidated Statements of Cash Flows for the Years Ended
                    March 2, 1996, February 25, 1995, and February 26, 1994
               Consolidated Statements of Stockholders' Equity for the Years
                    Ended March 2, 1996, February 25, 1995, and
                    February 26, 1994
               Notes to Consolidated Financial Statements

          Financial Statement Schedules:
               For the Years Ended March 2, 1996, February 25, 1995, and
                    February 26, 1994
               Report of Independent Accountants on Financial Statement
                    Schedules
               II - Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

     We have audited the accompanying consolidated balance sheet of Pier 1 Imports, Inc. as of March 2, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.
Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements and schedules of Pier 1 Imports, Inc. for the years ended February 25, 1995 and February 26, 1994, were audited by other auditors whose report dated April 7, 1995, except for Notes 2, 8, 11, and 17, as to which the date is February 29, 1996, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at March 2, 1996, and the consolidated results of its operations and its cash flows for the year ended March 2, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Ernst & Young LLP


ERNST & YOUNG LLP

Fort Worth, Texas
April 11, 1996
                      REPORT OF INDEPENDENT ACCOUNTANTS

     To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

     In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and changes in stockholders' equity as of and for each of the two years in the period ended February 25, 1995, after the restatement described in Note 2, present fairly, in all material respects, the financial position, results of operations and cash flow of Pier 1 Imports, Inc. and its subsidiaries as of and for each of the two years ended February 25, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Pier 1 Imports, Inc. for any period subsequent to February 25, 1995.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

April 7, 1995, except for Notes 2, 8,
     11, and 17, as to which the
     date is February 29, 1996
                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                      Year Ended
                                             ----------------------------
                                               1996      1995      1994
                                             --------  --------  --------
Net sales                                    $810,707  $711,985  $685,393

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                          485,186   434,412   425,801
  Selling, general and administrative
    expenses                                  235,617   206,022   195,444
  Depreciation and amortization                17,204    15,989    15,771
  Store-closing provision                          --        --    21,250
                                             --------  --------  --------
                                              738,007   656,423   658,266
                                             --------  --------  --------

      Operating income                         72,700    55,562    27,127

Nonoperating (income) and expense:
  Interest income                                (935)   (2,231)   (4,334)
  Interest expense                             14,723    14,223    21,177
  Trading losses (gains)                       16,463     2,799       (72)
  Provision for Sunbelt Nursery Group,
    Inc. defaults                              14,000        --        --

  Write-down of General Host securities            --     7,543     2,000
                                             --------  --------  --------
                                               44,251    22,334    18,771
                                             --------  --------  --------

      Income before income taxes               28,449    33,228     8,356

Provision for income taxes                     18,400    11,168     2,423
                                             --------  --------  --------

Net income                                   $ 10,049  $ 22,060  $  5,933
                                             ========  ========  ========

Net income per share                             $.25      $.56      $.15
                                             ========  ========  ========

The accompanying notes are an integral part of these financial statements.
                            Pier 1 Imports, Inc.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands except share data)

                                                         1996      1995
                                                       --------  --------
ASSETS

Current assets:
  Cash, including temporary investments of $1,588
    and $42,536, respectively                          $ 13,534  $ 50,566
  Accounts receivable, net of allowance for doubtful
    accounts of $3,949 and $2,335, respectively          77,735    64,229
  Inventories                                           223,166   200,968
  Other current assets                                   33,078    34,325
                                                       --------  --------
      Total current assets                              347,513   350,088

Properties, net                                         144,627   105,618
Other assets                                             38,956    30,219
                                                       --------  --------
                                                       $531,096  $485,925
                                                       ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt  $  4,454  $  2,638
  Accounts payable and accrued liabilities               96,246    82,419
                                                       --------  --------
      Total current liabilities                         100,700    85,057

Long-term debt                                          180,100   154,432
Deferred income taxes                                        --     2,538
Other non-current liabilities                            22,373    21,501

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
    authorized, 39,877,000 and 37,826,000 issued,
    respectively                                         39,877    37,826
  Paid-in capital                                       110,899    93,833
  Retained earnings                                      81,633    94,516
  Cumulative currency translation adjustments            (1,072)   (1,195)
  Less--303,000 and 162,000 common shares in
    treasury, at cost, respectively                      (2,545)   (1,477)
  Less--subscriptions receivable and unearned
    compensation                                           (869)   (1,106)
                                                       --------  --------
                                                        227,923   222,397
Commitments and contingencies
                                                       --------  --------
                                                       $531,096  $485,925
                                                       ========  ========
The accompanying notes are an integral part of these financial statements.
                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                     Year Ended
                                              ---------------------------
                                               1996      1995      1994
                                              -------   -------   -------
Cash flow from operating activities:
  Net income                                  $10,049   $22,060   $ 5,933
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization              17,204    15,989    15,771
    Deferred taxes and other                    4,509     3,515    (3,006)
    Store-closing provision                        --        --    21,250
    Write-down of General Host securities          --     7,543     2,000
    Provision for Sunbelt Nursery Group, Inc.
      defaults                                 14,000        --        --
    Change in cash from:
      Inventories                             (22,198)   18,352   (30,053)
      Accounts receivable and other
        current assets                        (13,346)  (16,071)  (17,550)
      Accounts payable and accrued expenses     7,159       417    10,103
      Store-closing reserve                    (6,020)   (4,650)       --
      Other assets, liabilities, and
        other, net                                 27      (618)      (28)
        Net cash provided by operating        -------   -------   -------
          activities                           11,384    46,537     4,420
                                              -------   -------   -------
Cash flow from investing activities:
  Capital expenditures                        (22,127)  (17,471)  (24,617)
  Acquisition of limited partnership
    interest                                  (40,000)       --        --
  Proceeds from disposition of properties
    and other, net                                 84        62       791
  Loans to Sunbelt Nursery Group, Inc.             --    (9,600)   (1,000)
  Proceeds from Sunbelt Nursery Group, Inc.        --    11,600     2,105
  Other investments                            (7,600)   (2,093)   (2,353)
        Net cash used in investing            -------   -------   -------
          activities                          (69,643)  (17,502)  (25,074)
                                              -------  --------   -------
Cash flow from financing activities:
  Cash dividends                               (5,158)   (4,138)   (3,560)
  Proceeds from issuance of long-term debt     40,000    11,060        --
  Repayments of long-term debt                (14,750)   (2,500)       --
  Net borrowings (payments) under line of
    credit agreements                           1,700        --   (33,000)
  (Payments) proceeds from (purchases) sales
    of capital stock, treasury stock, and
    other, net                                   (565)      (14)      752
        Net cash provided by (used in)        -------   -------   -------
          financing activities                 21,227     4,408   (35,808)
                                              -------   -------   -------

Change in cash and cash equivalents           (37,032)   33,443   (56,462)
Cash and cash equivalents at beginning
  of year                                      50,566    17,123    73,585
                                              -------   -------   -------
Cash and cash equivalents at end of year      $13,534   $50,566   $17,123
                                              =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                                                        Pier 1 Imports, Inc.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands except share data)
                                                       Cumulative            Subscriptions
                                                        Currency               Receivable   Unrealized Loss      Total
                            Common   Paid-in Retained  Translation  Treasury  and Unearned   on Marketable   Stockholders'
                             Stock   Capital Earnings  Adjustments    Stock   Compensation Equity Securities    Equity
                            -------  ------- --------  -----------  --------  ------------ ----------------- -------------
Balance February 27, 1993   $37,607 $ 93,184  $74,413    ($  433)   ($2,599)     ($1,678)        $   --         $200,494

Purchase of treasury stock       --       --       --         --     (1,545)          --             --           (1,545)
Restricted stock grant and
  amortization                   --      (62)      --         --          9          309             --              256
Exercise of stock options
  and other                      10     (452)    (189)        --      3,251           --             --            2,620
Currency translation
  adjustments                    --       --       --       (531)        --           --             --             (531)
Unrealized loss on marketable
  equity securities              --       --       --         --         --           --         (2,574)          (2,574)
Cash dividends ($.09
  per share)                     --       --   (3,560)        --         --           --             --           (3,560)
Net income                       --       --    5,933         --         --           --             --            5,933
                            ------- --------  -------    -------    -------      -------         ------         --------
Balance February 26, 1994    37,617   92,670   76,597       (964)      (884)      (1,369)        (2,574)         201,093

Purchase of treasury stock       --       --       --         --     (2,575)          --             --           (2,575)
Restricted stock grant and
  amortization                   --       (2)      --         --        (61)         263             --              200
Exercise of stock options
  and other                     209    1,165       (3)        --      2,043           --             --            3,414
Currency translation
  adjustments                    --       --       --       (231)        --           --             --             (231)
Realized loss on marketable
  equity securities              --       --       --         --         --           --          2,574            2,574
Cash dividends ($.10
  per share)                     --       --   (4,138)        --         --           --             --           (4,138)
Net income                       --       --   22,060         --         --           --             --           22,060
                            ------- --------  -------    -------    -------      -------        -------         --------
Balance February 25, 1995    37,826   93,833   94,516     (1,195)    (1,477)      (1,106)            --          222,397

Purchase of treasury stock       --       --       --         --     (4,090)          --             --           (4,090)
Restricted stock grant and
  amortization                    7      123       --         --         29          237             --              396
Exercise of stock options
  and other                     166      682      365         --      2,993           --             --            4,206
Currency translation
  adjustments                    --       --       --        123         --           --             --              123
Cash dividends ($.13
  per share)                     --       --   (5,158)        --         --           --             --           (5,158)
Stock dividend (5%)           1,878   16,261  (18,139)        --         --           --             --               --
Net income                       --       --   10,049         --         --           --             --           10,049
                            ------- --------  -------    -------    -------      -------        -------         --------
Balance March 2, 1996       $39,877 $110,899  $81,633    ($1,072)   ($2,545)     ($  869)       $    --         $227,923
                            ======= ========  =======    =======    =======      =======        =======         ========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

     Organization - Pier 1 Imports, Inc. is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with retail stores located in the United States, Canada, Puerto Rico and expanding international operations in the United Kingdom, Mexico and Japan. Concentrations of risk with respect to sourcing the Company's inventory purchases are limited due to the large number of vendors or suppliers and their geographic dispersion around the world. The Company sources the largest amount of inventory from China; however, management believes that this merchandise could be replaced by manufacturers from other countries at comparable terms.

     Basis of consolidation - The consolidated financial statements of Pier 1 Imports, Inc. and its consolidated subsidiaries (the "Company") include the accounts of all subsidiary companies. Material intercompany transactions and balances have been eliminated.

     Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the fiscal 1996 presentation.

     Fiscal periods - The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 1996 consisted of a 53-week year (which occurs every seven years) and fiscal 1995 and 1994 were 52-week years. Fiscal 1996 ended March 2, 1996, fiscal 1995 ended February 25, 1995, and fiscal 1994 ended
February 26, 1994.

     Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The effect of foreign currency exchange rate fluctuations on cash is not material.

     Marketable securities - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for fiscal 1995. Under SFAS No. 115, trading account assets are recorded at their fair value, with unrealized gains and losses recorded as trading gains or losses in the Company's statement of operations. See Notes 2 and 9 of the Notes to Consolidated Financial Statements. Debt and equity securities available for sale are recorded at their fair value, with unrealized gains and losses accumulated and included as a separate component of stockholders' equity, net of related income tax effects. Adjustments for any impairments in the market value of equity securities available for sale (based on market conditions) that are deemed to be 'other than temporary' are included as a loss in the current year's operations.

     Translation of foreign currencies - Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of stockholders' equity.

     Financial instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

     Risk management instruments: The Company utilizes various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments. Interest rate swap agreements have been used to modify the interest characteristics of a portion of the Company's debt. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense on the consolidated statement of operations. The fair values of the swap agreements are not recognized in the consolidated financial statements. Additionally, interest rate floors have occasionally been used to lock-in rates to minimize the Company's risks to market rate fluctuations. The costs of these interest rate floors are amortized to interest expense over the term of the contract.

     The Company hedges certain commitments denominated in foreign currency through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale; any gains or losses on such contracts are included in the cost of the merchandise purchased.

     The Company enters into interest rate swap, interest rate floor, and foreign exchange forward contracts only with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to its off-balance sheet financial instruments. The Company does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material. As of March 2, 1996, the Company had no interest rate swap or interest rate floor agreements in place.

     Trading account instruments: Financial instruments that were used in trading activities were recorded at their fair values, with realized and unrealized gains and losses recorded as trading gains or losses in the Company's statement of operations.

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

     Deferred costs - Certain initial direct costs associated with new proprietary credit card accounts are capitalized and amortized over the average life of an account. Preopening costs associated with the new stores are capitalized and expensed over one year.

     Advertising costs - All advertising costs are expensed the first time the advertising takes place. Advertising costs were $32,093,000, $29,566,000 and $26,620,000 in fiscal 1996, 1995 and 1994, respectively. The amounts of prepaid advertising at fiscal year-ends 1996, 1995 and 1994 were $456,000, $71,000 and $260,000, respectively.

     Income taxes - Income tax expense is based on the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At March 2, 1996, such undistributed earnings aggregated $16.5 million.

     Stock based compensation - The Company grants stock options and restricted stock for a fixed number of shares to employees with grant prices equal to the fair market value of the shares at the date of grant. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," in October 1995. This standard is effective for the Company's 1997 fiscal year and adoption of SFAS No. 123 will have no effect on the results of operations. The Company will continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, will recognize no compensation expense for the stock option grants.

     Net income per share - Net income per share during a period is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalents, which were 39,778,000, 39,698,000 and 39,530,000 for fiscal 1996, 1995 and 1994, respectively.
Computation of the weighted average shares for fiscal 1995 and 1994 gives retroactive effect to the 5% stock dividend distributed May 8, 1995. Fully diluted net income per share is based on the assumed conversion of all of the 6 7/8% convertible subordinated notes into common stock, whereby interest expense and debt issue costs, net of tax, on the 6 7/8% convertible subordinated notes is added back to net income. Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for each of the three fiscal years ended March 2, 1996.

     Impact of recently issued accounting standards - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of by a company. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Note 2 - Trading Losses

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from substantial trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. The Company maintained a relationship with the consultant over the last nine years and provided funds under his management which at one time reached $22 million. In executing these trading transactions, the consultant may have acted outside the scope of instructions from the Company and improperly attributed transactions to the Company.
These transactions are recorded on statements the Company received from brokerage firms that executed the transactions purportedly in accordance with the consultant's instructions. Management believes that these statements represent the best evidence of the transactions that is available to the Company. As a result, the Company has restated its financial statements for affected periods to reflect the gains and losses in the periods indicated by brokerage firm statements.

     Restatements of the financial statements indicate significant trading losses during the first three quarters of each of the fiscal years ended February 25, 1995 and February 26, 1994, and then a substantial recovery of such losses in the fourth fiscal quarter of the fiscal years ended February 25, 1995 and February 26, 1994. Restatements of fiscal 1996 indicate significant trading losses in the first and second quarters of the fiscal year. The Company's restatements had no effect on net income for the full fiscal year ended February 26, 1994. The effect on the financial statements for the full fiscal years ended March 2, 1996 and February 25, 1995 was to reduce net income by net trading losses of $16.5 million and $2.8 million, respectively. These amounts do not include any conflicting claims involving the financial consultant or other parties, which are expected to be the subject of protracted legal proceedings. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The amounts of the net trading losses or gains for the quarterly periods in fiscal 1996 and 1995 are included in Note 17.

     The Company has attempted to obtain additional information from the financial consultant with respect to its purported trading transactions, but the consultant has not cooperated with these efforts. The ability of the Company to obtain such information, particularly at dates which are relevant to the Company's financial reporting requirements through March 2, 1996, is not ascertainable. The Company has been authorized by the Board of Directors to pursue all legal remedies to recoup the lost funds against any and all parties responsible for the trading losses. The recorded losses have not been reduced by any possible recoveries from such sources.

     On December 27, 1995, a derivative suit, entitled Harry Lewis v. Clark
A. Johnson et al., was filed by a stockholder on behalf of the Company in the Delaware Chancery Court against each member of the Company's Board of Directors. The complaint alleges that the Directors violated their fiduciary duties to the Company and its stockholders by not adequately supervising the officers, employees and agents of the Company who were responsible for the trading activities that resulted in the $19.3 million in losses. The suit seeks an accounting to the Company for the damages it sustained.

     On January 3, 1996, another derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a stockholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and the outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its stockholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its stockholders. The suit seeks an award in the amount of all damages sustained by the Company. On February 12, 1996, the Company filed a related cross-claim suit against S. Jay Goldinger, the financial consultant, and his firm, Capital Insight, and a third-party claim against a brokerage firm, Refco, Inc., asserting conspiracy and fraud and seeking damages sustained by the Company from the trading activities managed by Goldinger.

     On January 24, 1996, a suit, entitled Hernan Velasquez v. Clark A. Johnson et al., was filed in the District Court of Tarrant County, Texas against the Company and each member of the Company's Board of Directors. The complaint asserts a class action by Company stockholders purchasing and/or holding Company common stock between July 8, 1994 and December 22, 1995, and alleges fraud and violations of the Texas Securities Act in the dissemination of materially false and misleading information concerning the Company's financial condition. The suit seeks compensatory and exemplary damages in excess of $50 million in connection with purchases by the stockholder class of Company common stock during the class period.

     The Company maintains Directors and Officers liability insurance and, as such, the Company's directors and officers will seek indemnification against all of these matters. The ultimate outcome of these complaints cannot presently be determined.

Note 3 - Provision for Sunbelt Nursery Group, Inc. Defaults

     In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host"), a third party unrelated to the Company or Sunbelt, in exchange for 1.9 million shares of General Host common stock. Subsequently, General Host paid two 5% stock dividends, resulting in an increase in the Company's holdings to 2.1 million shares of General Host common stock.

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

     In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. In July 1995, the Company entered into a settlement agreement with Sunbelt which required the Company to record a pre-tax charge of $14 million in its fiscal 1996 first quarter as its best estimate of the costs to disengage from its financial support of Sunbelt. The charge includes estimated losses resulting from terminating the subleases and disposing of the properties. As of March 1996, two nursery store properties had been sold at costs consistent with the Company's estimates used to record the charge. The Company also guarantees other Sunbelt store lease commitments aggregating $4.5 million with a present value of approximately $3.4 million at fiscal 1996 year-end. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

Note 4 - Proprietary Credit Card Information

     The Company's proprietary credit card is managed and administered by an unrelated third party. Origination costs of $2,269,000, $1,168,000 and $976,000 were deferred during fiscal years 1996, 1995 and 1994, respectively. The Company is amortizing these initial direct origination costs over 36 months, which the Company believes is the approximate average active life of an account. These proprietary cards have no expiration date and no annual fee. At March 2, 1996 and February 25, 1995, deferred costs, net of amortization, totalled $2,948,000 and $1,544,000, respectively.

     Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's customer base and their location in many different geographic areas of the country. Customer receivables are classified as current assets, including amounts which are due after one year, in accordance with retail industry practices. The Company's policy is to write-off accounts when they become 210 days past due or whenever deemed uncollectible by management, whichever is sooner. Collection efforts continue subsequent to write-off.

     Net proprietary credit card costs, including finance charge income, are included in selling, general and administrative expenses. A summary of the Company's proprietary credit card results for each of the last three fiscal years follows (in thousands):

                                             1996      1995      1994
                                            ------    ------    ------
Costs:
         Processing fees                    $6,932    $6,536    $6,114
         Provision for bad debts             5,763     3,285     2,195
                                            ------    ------    ------
                                            12,695     9,821     8,309
                                            ------    ------    ------
Income:
         Finance charge income              11,245     8,800     6,087
         Insurance and other income            312       237       238
                                            ------    ------    ------
                                            11,557     9,037     6,325
                                            ------    ------    ------
           Net proprietary credit card
             costs                          $1,138      $784    $1,984
                                            ======    ======    ======

Pier 1 Preferred Customer Card sales      $188,303  $126,836  $101,227
                                            ======    ======    ======
Costs as a percent of Pier 1 card sales      6.74%     7.74%     8.21%
                                            ======    ======   =======

Note 5 - Properties

     Properties are summarized as follows at March 2, 1996 and February 25, 1995 (in thousands):

                                                     1996        1995
                                                   -------     -------
         Land                                      $28,485      $7,203
         Buildings                                  52,710      34,037
         Equipment, furniture and fixtures         103,108      95,208
         Leasehold interests and improvements       84,877      78,688
         Construction in progress                      402         209
                                                   -------     -------
                                                   269,582     215,345

         Less accumulated depreciation and
           amortization                            124,955     109,727
                                                   -------     -------
             Properties, net                      $144,627    $105,618
                                                   =======     =======

Note 6 - Accounts Payable and Accrued Liabilities/Other Non-Current
Liabilities

     The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at March 2, 1996 and February 25, 1995 (in thousands):

                                                        1996        1995
                                                      -------     -------
         Trade accounts payable                       $32,070     $29,008
         Accrued payroll and other employee-
           related liabilities                         19,146      21,039
         Sunbelt default reserve                       13,784          --
         Accrued taxes, other than income               8,200       7,652
         Store-closing reserves                         5,255      11,759
         Accrued insurance, other than worker's
           compensation                                 4,230       2,068
         Accrued interest                               4,070       3,387
         Other                                          9,491       7,506
                                                     --------    --------
           Accounts payable and accrued liabilities   $96,246     $82,419
                                                     ========    ========

         Accrued average rent                         $13,819     $14,678
         Other                                          8,554       6,823
                                                      -------     -------
           Other non-current liabilities              $22,373     $21,501
                                                      =======     =======

Note 7 - Store-Closing Provisions

     At the end of fiscal 1994, the Company recorded a pre-tax special charge of $21.3 million for a store-closing provision that was established to reflect the anticipated costs to close 49 stores with histories of underperformance and high occupancy costs, and to close the Canadian distribution center and administrative offices. At the end of fiscal 1996, the Company had closed 48 stores and the Canadian distribution center and administrative offices. The balance of the fiscal 1994 store-closing reserve at fiscal 1996 year-end was $4.4 million. The remaining components of the fiscal 1994 store-closing reserve and an analysis of the amounts charged against the reserve in each fiscal year are outlined in the following table (in thousands):

                                                      Fiscal 1996
                                                  -------------------
                               Fiscal                        Changes
                                1995                           in
                       1994   Activity     1995    Activity Estimates  1996
                     ------- ---------   -------  --------- --------- -------
Lease termination
  costs              $15,825   ($3,028)  $12,797    ($4,968)  ($3,450) $4,379
Fixed asset
  write-downs and
  inventory liquida-
  tion costs           3,318    (4,841)   (1,523)        --     1,523      --
Interim operating
  losses and other     1,702    (1,352)      350       (974)      624      --
Severance costs          405      (270)      135        (78)      (57)     --
                     ------- ---------   -------  --------- ---------  ------
                     $21,250   ($9,491)  $11,759    ($6,020)  ($1,360) $4,379
                     ======= =========   =======  ========= =========  ======

          After considering the remaining terminations, approximately $1.4 million of the fiscal 1994 store-closing provision was credited to income in the fourth quarter of fiscal 1996 to reflect changes in original estimates. Negotiations to sublease the one store remaining to be closed and payments of lease terminations costs on two other stores remaining in the fiscal 1994 store-closing program are nearing completion with final payments estimated to aggregate $4.4 million.

          During the fourth quarter of fiscal 1996, the Company identified five stores which have not satisfied the Company's performance expectations. A charge of $1.4 million was recorded to close these stores. The charge consists of $0.5 million to reduce the recorded amount of the stores' fixed assets to their net realizable values and $0.9 million of estimated lease termination costs.

Note 8 - Long-term Debt and Available Credit

     Long-term debt is summarized as follows (in thousands):

                                                       1996           1995
                                                     -------        -------
         11 1/2% subordinated debentures,
           net of unamortized discount of
           $2,062 and $2,444, respectively           $17,938        $20,056
         Industrial revenue bonds                     25,000         25,000
         11% senior notes                             25,000         25,000
         6 7/8% convertible subordinated notes        62,750         75,000
         8 1/2% exchangeable debentures,
           net of unamortized discount of
           $626 and $728, respectively                11,874         11,772
         Competitive advance and revolving
           credit facility                            40,000             --
         Capital lease obligations                       104            242
                                                    --------       --------
                                                     182,666        157,070
         Less - portion due within one year            2,566          2,638
                                                    --------       --------
                                                    $180,100       $154,432
                                                    ========       ========

     In July 1983, the Company issued $25 million of 11 1/2% subordinated debentures. Interest is payable on January 15 and July 15. Mandatory annual $2.5 million sinking fund payments commenced in July 1994 and will continue until maturity in July 2003. The debentures are callable at any time at par plus accrued interest.

     In fiscal 1987, the Company entered into industrial revenue development bond loan agreements aggregating $25 million which mature in the year 2026. Proceeds were used to construct three warehouse distribution facilities. These bonds are seven-day lower floater put bonds and interest rates float with market rates for similar tax-exempt debt issues. Interest is payable monthly.

     In May 1991, the Company issued $25 million of 11% senior notes due June 1, 2001. Annual principal reductions in the amount of $5 million are due beginning June 1, 1997. Interest is payable each June 1 and December 1.

     In April 1992, the Company issued $75 million of 6 7/8% convertible subordinated notes. These notes are convertible into shares of common stock of the Company at $11.43 per share (adjusted for the 5% stock dividend distributed May 8, 1995) at any time at or prior to maturity which is April 1, 2002. The notes may be redeemed by the Company at any time on or after April 1, 1995 in whole or in part. Redemption prior to the year 2000 would be at a premium. Since April 1, 1995, the Company has purchased $12.3 million of these notes. Interest on the notes is payable each April 1 and October 1.

     In December 1994, the Company issued $12.5 million of 8 1/2% exchangeable debentures. The debentures are due December 1, 2000, and are mandatorily exchangeable at that date into 2.1 million shares of General Host common stock held by the Company. If at any time after December 1, 1997, the closing market price of General Host common stock shall have been equal to or greater than $7.375 for the prior 20 consecutive trading days, the debentures will be mandatorily exchanged 30 days thereafter for the General Host shares plus accrued interest. Interest is payable each June 1 and December 1.

     In December 1995, the Company obtained a three-year, $65 million competitive advance and revolving credit facility (included in the $209 million lines of credit discussed below). The maturity and interest rate, which floats with the market rate, of each borrowing within the competitive advance and revolving credit facility is determined separately. At fiscal 1996 year-end, the Company had utilized $40 million of this facility to purchase the remaining 90% ownership interest, previously held by unrelated third parties, in a limited partnership in which the Company had a 10% ownership interest. At fiscal 1996 year-end, the rate on outstanding borrowings under this facility was 6.75%.

     Long-term debt matures as follows (in thousands):

         Fiscal 1997                      $ 2,566
                1998                        7,538
                1999                       47,500
                2000                        7,500
                2001                       20,000
                Thereafter                 97,562
                                         --------
                                         $182,666
                                         ========

     Some of the Company's loan and lease agreements require that the Company maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to stockholders and purchases of treasury stock. At fiscal 1996 year-end, the most restrictive of the agreements limits the aggregate of such payments to $11.2 million.

     The Company has lines of credit available which aggregate approximately $209 million. The lines may be used for short-term working capital requirements or overseas merchandise letters of credit. At fiscal 1996 year-end, approximately $90 million (of which $40 million is classified as long-term) had been utilized, leaving $119 million of available lines of credit; however, under the terms of certain loan and lease agreements, additional borrowings were limited to $116.9 million at fiscal 1996 year-end. The weighted average interest rate on short-term working capital loans outstanding during the year was 6.7%.

Note 9 - Fair Value of Financial Instruments

     A financial consultant retained by the Company to manage the Company's excess cash and short-term investments used some of the Company's funds to trade in treasury bonds, treasury bond futures contracts, options on treasury bond futures contracts and other financial instruments. During fiscal 1996, 1995 and 1994, the Company deposited $19.5 million, $12.5 million and $22.1 million, respectively, with the financial consultant and withdrew $3.7 million, $9.0 million and $22.1 million of the invested funds, respectively, by the end of each such fiscal year. There were no open positions at either March 2, 1996 or February 26, 1994. At February 25, 1995, the Company had outstanding treasury bond futures contracts with a notional amount of $122 million which had a carrying and a fair market value of $0.3 million. These contracts derive value from changes in market interest rates without the purchase and sale of the underlying securities. The trading account was closed prior to the end of fiscal 1996. The average fair value of the trading account was $0.6 million, $1.9 million and $3.6 million during fiscal years 1996, 1995 and 1994, respectively. Net realized and unrealized gains and (losses) associated with these trading activities totalled approximately ($16.5) million, ($2.8) million and $0.1 million in fiscal years 1996, 1995 and 1994, respectively.

     As of March 2, 1996, the fair value of long-term debt was $198.6 million compared to its recorded value of $182.7 million. The fair value of long-term debt was estimated based on the quoted market values for the same or similar issues, or rates currently available for debt with similar terms. There are no other significant assets or liabilities with a fair value different from the recorded value.

     Until August 5, 1995, the Company had an interest rate hedging agreement on $100 million of notional principal with a commercial bank for the purpose of limiting the Company's exposure to interest rate fluctuations on its $25 million of floating rate industrial revenue bonds, as well as approximately $75 million of store operating lease agreements with rental payments linked to LIBOR. This swap agreement was designated as a hedge contract and, therefore, the differential between the floating and fixed interest rates to be paid was recognized over the life of the agreement. Under this swap agreement, the Company paid a fixed rate of 6.25% and, since inception, had received an average floating rate of 4.93%. In addition, the Company augmented the swap through the purchase of an interest rate floor with the effect that the Company received payments under the swap based on a floating rate not less than 6.25% from February 6, 1995 until August 5, 1995. The Company's weighted average interest rate, including the effects of hedging activities, was 8.3%, 7.8% and 10.0% for the 1996, 1995 and 1994 fiscal years, respectively. The weighted average interest rate, excluding the effects of hedging activities, would have been 8.6%, 7.9% and 8.3% for the 1996, 1995 and 1994 fiscal years, respectively. This swap agreement expired on August 5, 1995 and was not renewed.

     At March 2, 1996, the Company had approximately $4 million of forward exchange contracts outstanding with negligible fair and recorded values and with maturities ranging from one to six months.

Note 10 - Employee Benefit Plans

     In 1986, the Company adopted a qualified, defined contribution employee retirement plan. Except for the initial enrollment period, all full- and part-time personnel who are at least 21 years old, have been employed for a minimum of twelve months and have worked 1,000 hours in the preceding twelve months are eligible to participate in the plan. Employees contributing from 1% to 5% of their compensation receive matching Company contributions of up to 3%. Company contributions to the plan were $1,400,000, $1,282,000 and $1,114,000 in fiscal 1996, 1995 and 1994, respectively.

     In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code.

     The Company maintains supplemental retirement plans ("the Plans") for certain of its executive officers. The Plans provide that upon death, disability, retirement age or termination, a participant will receive benefits based on highest compensation and years of service. The Company recorded expenses related to the Plans of $1,152,000, $850,000 and $765,000 in fiscal 1996, 1995 and 1994, respectively.

Note 11 - Matters Concerning Stockholders' Equity


     Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute part or all of their monthly directors' fees. The Company contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the Plan. Approximately 288,000 shares were allocated to Stock Purchase Plan participants during fiscal 1996, all of which were issued from treasury. Company contributions to the Plan were $896,000, $844,000 and $867,000 in fiscal years 1996, 1995 and 1994, respectively.

     Restricted stock grant plans - In fiscal 1996, 1995 and 1994, the Company issued 16,247 shares, 19,584 shares and 17,414 shares, respectively, of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for the issuance of up to 250,000 shares. The shares of restricted stock were awarded in conjunction with granting of stock options to those officers, with the number of shares awarded representing 25% of the number of stock options granted. The restricted stock will vest at the times and to the extent that 25% of such stock options have been exercised and the option shares have been held for two years. The cost of these restricted stock shares is being expensed over the specified vesting period. Shares not vested are returned to the Plan if employment is terminated for any reason.

     In 1991, the Company issued 292,825 shares of its common stock to key officers pursuant to a Restricted Stock Grant Plan which provides for issuance of up to 500,000 shares. These shares vest and the cost of these shares is being expensed over a ten-year period of continued employment. Unvested shares are returned to the Plan if employment is terminated for any reason.

     Stock option plans - In June 1989, the Company adopted two stock option plans, the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan. Under the employee plan, options have been granted at the fair market value of shares on date of grant and may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as non-qualified options. Under the director plan, non-qualified options covering 3,000 shares are granted once each year to each non-employee director. The Company may grant options covering up to 1,500,000 shares of the Company's common stock under the employee plan and up to 150,000 shares under the director plan. Both plans are subject to adjustments for stock dividends.

     In 1990, the 1980 Stock Option Plan expired subject to outstanding granted options covering 457,691 shares at fiscal year-end 1996.

     A summary of stock option transactions related to the stock option plans during the years ended March 2, 1996 and February 25, 1995 is as follows:
                                          Shares       Option Prices
                                        ---------    ----------------
     Outstanding at February 26, 1994   1,051,722    $3.20  -  $12.30
       Options granted                    400,330     7.63  -    9.50
       Options exercised                 (126,505)    3.20  -    9.00
       Options cancelled or expired       (77,709)    4.28  -    9.00
                                        ---------    ----------------
     Outstanding at February 25, 1995   1,247,838     3.84  -   12.30
       Options granted (includes
         effect of 5% stock dividend)     460,154     9.26  -   10.38
       Options exercised                 (226,796)    3.65  -    9.52
       Options cancelled or expired       (73,060)    4.88  -   10.38
                                        ---------    ----------------
     Outstanding at March 2, 1996       1,408,136    $3.85  -  $11.69
                                        =========    =================

     At March 2, 1996 and February 25, 1995, outstanding options covering 705,441 and 687,855 shares were exercisable and 264,279 and 509,764 shares were available for grant, respectively.

     Common stock dividend - On March 15, 1995, the Company announced a 5% common stock dividend which was distributed May 8, 1995 to stockholders of record on May 1, 1995. Based on an average of the closing price of the Company's common stock the day before, and for a two-week period following, the date of the dividend declaration, the market value of the 1.9 million shares distributed was $18.1 million.

     Share purchase rights plan - On December 9, 1994, the Board of
Directors adopted a Share Purchase Rights Plan and declared a dividend of one common stock purchase right (a "Right") payable on each outstanding share of the Company's common stock on December 21, 1994. The Rights, which will expire on December 21, 2004, are initially not exercisable, and until becoming exercisable will trade only with the associated common stock. After the Rights become exercisable, each Right entitles the holder to purchase at a specified exercise price one share of common stock. The Rights will become exercisable after the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding common stock or (ii) ten business days (or such later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding common stock. If the Company were acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power were sold, proper provision would be made so that each Right would entitle its holder to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of common stock of the acquiring company having a market value of twice the exercise price of the Right. If any person or group were to acquire beneficial ownership of 15% or more of the Company's outstanding common stock, each Right would entitle its holder (other than such acquiring person whose Rights would become void) to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of the Company's common stock having a market value on the date of such 15% acquisition of twice the exercise price of the Right. The Board of Directors may at its option, at any time after such 15% acquisition but prior to the acquisition of more than 50% of the Company's outstanding common stock, exchange all or part of the then outstanding and exercisable Rights (other than those held by such acquiring person whose Rights would become void) for common stock at an exchange rate per Right of one-half the number of shares of common stock receivable upon exercise of a Right. The Board of Directors may, at any time prior to such 15% acquisition, redeem all the Rights at a redemption price of $.01 per Right.

Note 12 - Income Taxes

     The provision for income taxes consists of (in thousands):


                                       1996      1995      1994
                                     -------   -------   -------
         Federal:
           Current                   $18,801    $8,733    $5,356
           Deferred                   (3,864)     (436)   (4,966)
         State:
           Current                     3,583     2,040     2,598
           Deferred                     (446)      (93)   (1,127)
         Foreign:
           Current                       326        924         562
                                     -------   -------   -------
                                     $18,400   $11,168    $2,423
                                     =======   =======   =======

     Deferred tax assets (liabilities) at March 2, 1996 and February 25, 1995 are comprised of the following (in thousands):

                                               1996        1995
                                             -------     -------
         Deferred tax assets:
           Capital loss carryforwards         $2,784      $2,209
           Inventory                             924       4,128
           Deferred compensation               4,123       3,359
           Bad debts                           1,511         691
           Accrued average rent                6,208       6,024
           Trading losses                      3,950       1,120
           Losses on The Pier Retail
             Group Ltd.                        2,712         711
           Other                                 879         663
                                             -------     -------
                                              23,091      18,905
         Valuation allowance                  (6,039)      (1,120)
                                             -------     -------
           Total deferred tax assets           7,052      17,785
                                             -------     -------
         Deferred tax liabilities:
           Fixed assets, net                 ($3,586)    ($8,629)
                                             -------     -------
           Total deferred tax liabilities    ($3,586)    ($8,629)
                                             -------     -------

           Net deferred tax assets           $13,466      $9,156
                                             =======     =======

     At March 2, 1996, the Company had net capital loss carryforwards of $7,048,000 for income tax purposes that expire in the year 2000. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets relating to trading losses and losses on The Pier Retail Group Limited.

     The Company's federal income tax returns for fiscal years 1991 through 1993 have been examined by the Internal Revenue Service ("IRS"). The field portion of the examination has been completed and the IRS has issued a Revenue Agent Report claiming the Company has a liability for tax and interest of approximately $8.5 million for these years. The Company intends to challenge the IRS examination team's position through the Appellate Division of the IRS. The Company has recorded a liability for its estimate of the outcome of this matter. This estimate is sensitive to change based on the Company's experience through the appeals process. As such, the Company believes that it is reasonably possible that a change in this estimate could occur in the near term.

     The difference between income taxes at the statutory federal income tax rate of 35 percent in fiscal 1996, 1995 and 1994, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                  1996      1995      1994
                                                -------   -------   -------
         Tax at statutory federal tax rate       $9,957   $11,630    $2,925
         Tax treatment on sale of
           subsidiary stock                          --    (1,959)     (282)
         Valuation allowance                      7,977     1,120        --
         State income taxes, net of
           federal benefit                        1,280     1,080       856
         Tax-favored investment income              (88)      (61)     (284)
           Targeted jobs tax credit                (215)     (524)     (395)
         Net foreign income taxed at lower
           rates                                   (365)     (425)     (528)
         Other, net                                (146)      307       131
                                                -------   -------   -------
                                                $18,400   $11,168    $2,423
                                                =======   =======   =======

Note 13 -  Commitments and Contingencies

     Leases - The Company leases certain property consisting principally of retail stores, warehouses and transportation equipment under leases expiring through the year 2015. Most retail store locations are leased for initial terms from 10 to 15 years with varying renewal options and escalation clauses. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base.

     Capital leases are recorded in the Company's balance sheet as assets along with the related debt obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations as store occupancy. The composition of capital leases reflected as assets in the accompanying consolidated balance sheet is as follows (in thousands):

                                                  1996     1995
                                                 ------   ------
         Buildings                                 $477     $477
         Equipment, furniture and fixtures          538      538
                                                 ------   ------
                                                  1,015    1,015
         Less accumulated depreciation              974      912
                                                 ------   ------
                                                    $41     $103
                                                 ======   ======


     At March 2, 1996, the Company had the following minimum lease commitments in the years indicated (in thousands):

                                         Capital  Operating
           Fiscal Year                    Leases     Leases
           ----------                    -------  ---------
           1997                             $119   $ 94,531
           1998                               87     84,576
           1999                               --     71,479
           2000                               --     62,898
           2001                               --     54,153
           Thereafter                         --    219,289
                                         -------   --------
           Total lease commitments           206   $586,926
                                                   ========
           Less imputed interest             102
                                         -------

           Present value of total
             capital lease obligations
             including current portion      $104
                                         =======

           Present value of total
             operating lease
             commitments                           $374,318
                                                   ========

     Rental expense incurred was $96,693,000, $92,072,000  and $89,518,000, including contingent rentals of $784,000, $766,000 and $788,000 based upon a percentage of sales and net of sublease incomes totalling $1,647,000, $1,552,000 and $1,252,000 in fiscal 1996, 1995 and 1994, respectively.

     The Company has commitments from unaffiliated parties to make available up to $96.8 million for development or acquisition of stores leased by the Company. As of March 2, 1996, the Company utilized $88.2 million of that availability. Agreements with these parties mature over the next two years, and Company management is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 41 stores by two of the unaffiliated parties, the property leases require that upon expiration of the leases over the next two years, unless extended by agreement of the parties, the Company must either obtain alternative financing for the properties or arrange for the sale of the properties to a third party or purchase the properties for approximately $50 million.

     Retail operations in the United Kingdom - In fiscal 1993, the Company invested in preference stock of The Pier Retail Group Limited ("The Pier"), a 14-store retail chain in the United Kingdom that offers decorative home furnishings and related items in a store setting similar to that operated by the Company. The Pier also operates a distribution center and an administrative office. At the end of fiscal 1996, the Company's net investment in The Pier was $5.8 million. The Company also guarantees a 4.1 million British Pounds or $6.3 million bank line available to The Pier and as of March 2, 1996, $5.4 million was outstanding under this line. The Pier plans to operate 14 stores during fiscal 1997, and the Company plans to invest $4 million of additional funds in these operations during fiscal 1997, $2 million of which is expected to be used to reduce The Pier's bank debt guaranteed by the Company.

     Because of The Pier's history of operating losses, aggregating $6.8 million since fiscal 1993, the Company intends to curtail further investments to fund store development and other expansion of The Pier until it becomes profitable. Projections of The Pier's results indicate marginal profitability and positive cash flow in fiscal 1998. Years following fiscal 1998 reflect continued improvements in this trend such that the expected future undiscounted cash flows of The Pier exceeds the carrying amount of the Company's investment in The Pier. This estimate of recoverability of the Company's investment is sensitive to change based on the actual results of operations of The Pier compared to projected amounts. As such, the Company believes that it is reasonably possible that a change in this estimate could occur in the near term.

     Legal matters - In addition to the legal matters discussed in Note 2, there are various other claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these other matters is not determinable at March 2, 1996; however, the Company considers them to be ordinary and routine in nature. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 14 - Cash Flow Information

     The following is supplemental cash flow information (in thousands):

                                             1996      1995      1994
                                           -------   -------   -------
         Cash paid during the year for:
           Interest                        $12,937   $13,477   $20,445
           Income taxes                     22,405    15,457    17,732

Note 15 - Investment in General Host Corporation

     In fiscal 1994, the Company recorded a provision for the write-down of the carrying value of the Company's holdings of General Host common stock. Based on prices at fiscal year-end 1994, the market value of the General Host common stock was $5.6 million less than the Company's original carrying amount. After an assessment of factors which may have contributed to the decline, the Company estimated $2.0 million of this decline to be 'other than temporary' and recorded a corresponding adjustment in the book value of the General Host common stock. The remaining $3.6 million was considered to be temporary. In the third quarter of fiscal 1995, the Company concluded that the decline in the market value of the General Host common stock was 'other than temporary' and a non-cash, pre-tax special charge of $7.5 million was recorded to reflect an 'other than temporary' write-down of the carrying value of the General Host common stock. As a result of the issuance of the Company's exchangeable debentures in December 1994, the General Host common stock is no longer available for sale, and the Company no longer has market risk in relation to the General Host common stock.

Note 16 - Related Parties

     Since 1989, the Company has maintained a one-eighth joint ownership interest in a Cessna jet aircraft with Berman Industries, Inc., a company wholly owned by Martin L. Berman, who has been a member of the Company's Board of Directors since June 1994. In November 1995, the Company terminated this joint interest agreement in the Cessna jet aircraft with Berman Industries, Inc. In March 1993, the Company invested $3 million in a limited partnership fund with Whiffletree Partners, L.P., which is managed by Whiffletree Corporation, one of whose principals is Steven E. Berman, a brother of Martin L. Berman. Whiffletree Corporation is an affiliate of Palisade Capital Management, L.L.C., of which Martin L. Berman is Chairman and Chief Executive Officer. In April 1996, the Company divested its interest in Whiffletree Partners, L.P. for net proceeds of approximately $4.7 million after deducting fees of $0.3 million. In April 1994, the Company entered into an agreement with Smith Barney, Inc. to act as trustee of the Company's 401(k) defined contribution plan and to serve as investment advisor to participants of the plan. Until April 1995, Martin L. Berman was a managing director of Smith Barney, Inc.

     Since fiscal 1988, interest bearing loans have been outstanding to certain Company officers. At March 2, 1996, one officer had a loan balance of $829,000, and maturity of this loan is in fiscal 1998.

     The Company's lease commitments include amounts due to Comdisco, Inc. for a computer leased in June 1991 for a period of five years at an annual rent of approximately $1.1 million. In May 1994, the Company extended this lease commitment for an additional two years through July 1998. Kenneth N. Pontikes, former Chairman and President of Comdisco Inc., was elected to the Company's Board of Directors and served in that capacity from April 1993 until June 1994.

Note 17 - Selected Quarterly Financial Data (Unaudited)

          Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended March 2, 1996 and February 25, 1995 are set forth below:

                                          Three Months Ended
                                --------------------------------------
     Fiscal 1996                 5/27/95   8/26/95  11/25/95   3/02/96
     -----------                --------  --------  --------  --------
Net sales(1)(2)                 $176,815  $199,456  $190,185  $244,251

Gross profit(1)(2)                69,138    74,758    78,571   103,054

Net income (loss)(2)(3)(4)       (18,335)    8,900     6,949    12,535

Primary net income (loss)
  per share(2)(3)(4)(5)            ($.46)     $.22      $.18      $.31

                                          Three Months Ended
                                --------------------------------------
     Fiscal 1995                 5/28/94   8/27/94  11/26/94   2/25/95
     -----------                --------  --------  --------  --------
Net sales(1)                    $161,486  $185,403  $165,761  $199,335

Gross profit(1)                   65,351    70,233    66,097    75,892

Net income (loss)(3)(6)            3,991     4,504    (5,526)   19,091

Primary net income (loss)
  per share(3)(5)(6)(7)             $.10      $.11     ($.14)     $.48

(1) The restatements of earnings as discussed in Note 2 for the quarters of fiscal years 1996 and 1995 had no effect on the Company's previously reported sales and gross profit.
(2) The fiscal 1996 fourth quarter consisted of a 14-week quarter (which occurs every seven years) compared to a typical 13-week quarter.
(3) Fiscal 1996 first, second and third quarters net income (loss) includes trading (losses) gains of ($15,956), ($602) and $95, respectively. Fiscal 1995 first, second, third and fourth quarters net income (loss) includes trading (losses) gains of ($1,544), ($4,152), ($5,749) and $8,646, respectively.
(4) Fiscal 1996 first quarter net loss includes a pre-tax charge of $14,000 for Sunbelt defaults.
(5) Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for fiscal years 1996 and 1995 and all periods presented with the exception of a $.01 dilution in the second and third quarters of fiscal year 1996, a $.02 dilution in the fourth quarter of fiscal 1996, and a $.05 dilution in the fourth quarter of fiscal year 1995.
(6) Fiscal 1995 third quarter net income (loss) includes a charge of $7,543 for the write-down of investment in the common stock of General Host.
(7)  Reflects the effect of the 5% stock dividend distributed May 8, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Information regarding a change in the Company's auditors on March 1, 1996, is contained in the Company's Current Report on Form 8-K/A, filed March 21, 1996.

                                  PART III

Item 10.  Directors and Executive Officers of the Company.

     Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors - Security Ownership of Management" and "Election of Directors - Security Ownership of Certain Beneficial Holders" set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report.

       1. Financial Statements

          *    Reports of Independent Auditors
          *    Consolidated Statements of Operations for the years ended
               March 2, 1996, February 25, 1995 and February 26, 1994
          *    Consolidated Balance Sheets at March 2, 1996 and February 25,
               1995
          *    Consolidated Statements of Cash Flows for the years ended
               March 2, 1996, February 25, 1995 and February 26, 1994
          *    Consolidated Statements of Stockholders' Equity for the years ended March 2, 1996, February 25, 1995 and February 26, 1994


       2. Financial Statement Schedules

               For the Years Ended March 2, 1996, February 25, 1995, and February 26, 1994
          *    Report of Independent Accountants on Financial Statement
               Schedules
          *    II - Valuation and Qualifying Accounts and Reserves

     Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

          On March 8, 1996, the Company filed a Current Report on Form 8-K, reporting a change in the Company's independent auditors.

          On March 21, 1996, the Company filed an amendment to its Form 8-K, reporting a change in the Company's independent auditors.

     (c)  Exhibits

          See Exhibit Index.

     (d)  Not applicable.
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 30, 1996             PIER 1 IMPORTS, INC.


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

Signature                Title                    Date

/s/ Susan E. Barley      Controller and           May 30, 1996
Susan E. Barley          Principal Accounting Officer

/s/ Clark A. Johnson     Chairman of the Board    May 30, 1996
Clark A. Johnson         of Directors

/s/ Marvin J. Girouard   Director                 May 30, 1996
Marvin J. Girouard

/s/ Charles R. Scott     Director                 May 30, 1996
Charles R. Scott

/s/ Sally F. McKenzie    Director                 May 30, 1996
Sally F. McKenzie

/s/ James M. Hoak, Jr.   Director                 May 30, 1996
James M. Hoak, Jr.

/s/ Martin L. Berman     Director                 May 30, 1996
Martin L. Berman

/s/ Craig C. Gordon      Director                 May 30, 1996
Craig C. Gordon

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Pier 1 Imports, Inc.

Our audits of the consolidated financial statements referred to in our report dated April 7, 1995, except for Notes 2, 8, 11 and 17, as to which the date is February 29, 1996, appearing in Item 8 of this 1996 Annual Report on Form 10-K for Pier 1 Imports, Inc., also included an audit of the Financial Statement Schedules listed in Item 8 of this Form 10-K for the years ended February 25, 1995 and February 26, 1994. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
- ------------------------
Price Waterhouse LLP

Fort Worth, Texas
April 7, 1995, except for
  Notes 2,8,11 and 17, as to
  which the date is February 29, 1996

                                 SCHEDULE II


             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Year Ended
                                   ----------------------------------------
                                   March 2,     February 25,   February 26,
                                    1996          1995           1994
                                   ----------   ------------   ------------

Balance at beginning of year          $ 2,335        $ 2,072        $ 2,404

     Additions charged to income        5,763          3,285          2,097

     Balances written off, net of
     recoveries                        (4,149)        (3,022)        (2,429)
                                   ----------   ------------   ------------
Balance at end of year                $ 3,949        $ 2,335        $ 2,072
                                   ==========   ============   ============

                                EXHIBIT INDEX


Exhibit No.  Description


3(i)         Certificate of Incorporation and Amendments thereto.

3(ii) Bylaws of the Company, Restated as of December 7, 1994, incorporated herein by reference to Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended November 26, 1994.

4 Rights Agreement dated December 9, 1994, between the Company and First Interstate Bank, N.A., as rights agent, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A, Reg. No. 1-7832, filed December 20, 1994.

4.1 Indenture, dated April 9, 1992, between the Company and Ameritrust Texas National Association, as Trustee, relating to 6-7/8% Convertible Subordinated Notes Due 2002, incorporated herein by reference to Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

4.2 Revolving Credit Agreement, dated December 15, 1995, among the Company, certain of its subsidiaries, First Interstate Bank of Texas, N.A., Bank One, Texas, N.A., NationsBank of Texas, N.A., and Credit Lyonnais New York Branch, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for quarter ended November 25, 1995.

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

10.1* Form of Indemnity Agreement between the Company and the directors and executive officers of the Company, incorporated herein by reference to Exhibit 10(l) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

10.2* The Company's Supplemental Executive Retirement Plan effective May 1, 1986, as amended and restated as of January 1, 1996.

10.3* Pier 1 Benefit Restoration Plan as Amended and Restated effective July 1, 1995, incorporated herein by reference to
             Exhibit 10.5.1 to the Company's Form 10-Q for the quarter ended May 27, 1995.

10.4* The Company's Restricted Stock Plan effective March 5, 1990, incorporated herein by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.5* The Company's Management Restricted Stock Plan, effective June 24, 1993, incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended February 25, 1995.

10.6* The Company's 1989 Employee Stock Option Plan, effective June 29, 1989, incorporated herein by reference to Exhibit 10(q) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.7* The Company's 1989 Non-Employee Director Stock Option Plan, effective June 29, 1989, incorporated herein by reference to
             Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.8* Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

10.9* The Company's Senior Management Bonus Plan, incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.10* The Company's Executive Bonus Plan, incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.11* The Company's Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.12.1 Lease Guarantee dated as of December 30, 1992, between the Company and Pier Group, Inc., together with First and Second Amendments, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.12.2 Third Amendment to Lease Guarantee dated June 20, 1994, between the Company and Pier Group, Inc., incorporated herein by reference to Exhibit 10.13.1 to the Company's Form 10-Q for the quarter ended August 27, 1994.

10.12.3 Fourth Amendment to Lease Guarantee dated April 1, 1996, between the Company and Pier Group, Inc.

10.13.1 Lease Guarantee dated as of December 30, 1992, among the Company, Pier 1 Imports (U.S.), Inc. and Pier Group, Inc., together with First and Second Amendments, incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.13.2 Third Amendment to Lease Guarantee dated June 20, 1994, between the Company, Pier 1 Imports (U.S.), Inc. and Pier Group, Inc., incorporated herein by reference to Exhibit 10.14.1 to the Company's Form 10-Q for the quarter ended August 27, 1994.

10.13.3 Fourth Amendment to Lease Guarantee dated April 1, 1996 between the Company, Pier 1 Imports (U.S.), Inc. and Pier Group, Inc.

10.14 Agreement of Settlement dated July 31, 1995 between Pier Lease, Inc., the Company, Sunbelt Nursery Group, Inc., Wolfe Nursery, Inc. and Timothy R. Duoos, incorporated herein by reference to
             Exhibit 10.15 to Sunbelt Nursery Group, Inc.'s Form 10-K/A-2 for the fiscal year ended January 31, 1995.

21           Roster of Subsidiaries of the Company

23           Consents of Independent Auditors

27           Financial Data Schedule for Twelve-Month Period Ended March 2,
             1996.

_______________________

*Management Contracts and Compensatory Plans