Form 10-K/A
period 1994-02-26
PIER 1 IMPORTS INC/DE
filed 1996-06-24
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 26, 1994.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from           to

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
           (Exact name of the Company as specified in its charter)

          DELAWARE                                   75-1729843
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

   301 Commerce Street, Suite 600
          Fort Worth, Texas                            76102
(Address of principal executive offices)              (Zip Code)

Company's telephone number, including area code:  (817) 878-8000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                             on which registered
- --------------------------------------        ---------------------------
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

      As of May 4, 1994, there were 37,547,477 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of the Company held by non-affiliates was approximately $311 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
Part III                           Proxy Statement for 1994 Annual Meeting

Items 6, 7, 8 and 14 of the Company's Annual Report on Form 10-K for the year ended February 26, 1994, are amended and restated as set forth below.

Item 6. Selected Financial Data.

                            Pier 1 Imports, Inc.
                        FINANCIAL SUMMARY (Unaudited)
                  ($ in millions except per share amounts)

                              4-Year
                              Compound
                              Annual                Year Ended
                              Growth   -------------------------------------
                              Rate      1994    1993    1992   1991    1990
                              -------  ------  ------  ------ ------  ------
Summary of operations:
 Net sales                      7.3%   $685.4   629.2   586.7  562.7   516.9
 Gross profit                   5.4%   $259.6   246.2   228.4  210.5   210.1
 Selling, general and
  administrative
  expenses                      7.0%   $195.4   180.2   172.4  169.9   148.8
 Depreciation and
  amortization                  4.8%    $15.8    15.1    15.0   14.3    13.1
 Store-closing pro-
  vision                                $21.3     -       -      -       -
Nonoperating
 expense, net
 of income(1)                  18.0%    $18.8    15..0   16.3   12.3     9.7
Income before income
 taxes and equity in
 net income (loss)
 of subsidiary(2)                        $8.4    35.9    30.5   14.0    38.5
 Equity in net income
  (loss) of subsidiary                   $-      (3.6)    4.5   (2.4)    -
 Net income for common
  stockholders                           $5.9    23.0    26.3    6.3    25.3
Per common share data
 (adjusted for stock
 splits and dividends):(3)
 Net income for common
  stockholders                           $0.15    0.59    0.68   0.16    0.64
 Cash dividends declared                 $0.09    0.06    -      0.15    0.12
 Stockholders' equity           2.6%     $5.09    5.11    4.56   4.07    4.60
Other financial data:
 Working capital               12.2%   $229.0   225.2   160.0  126.7   144.3
 Current ratio                            3.5     3.4     3.0    2.1     3.2
 Total assets                   7.2%   $463.3   460.5   386.4  428.9   350.5
 Long-term debt                11.9%   $145.2   147.2   106.8  140.6    92.6
 Stockholders's equity          2.6%   $201.1   200.5   177.1  156.3   181.4
 Weighted average shares
  outstanding and
  common stock equivalents
  (millions)(3)                          39.5    39.2    38.9   38.4    39.5
 Effective tax rate                      29.0%   25.9    28.3   35.8    33.7
 Return on common
  stockholders'
  average equity                          3.0%   12.2    15.8    3.7    17.0
 Return on average
  total assets                            1.3%    5.4     6.5    1.6     7.8
 Pre-tax return on sales                  1.2%    5.7     5.2    2.5     7.4

- --------------------

Note (1)--Nonoperating expense, net of income is comprised of interest expense and interest income in each fiscal year presented, and in addition, includes net trading losses or gains in fiscal years 1994 and 1993 and the write-down of General Host Securities in fiscal year 1994.

Note (2)--Fiscal 1992 includes a gain on the sale of subsidiary stock of approximately $5.9 million.

Note (3)--Reflects the effect of the 5% stock dividend distributed May 8, 1995. See Note 15 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Pier 1 Imports, Inc. ("the Company") is North America's largest specialty retailer of decorative home furnishings, gifts and related items, with stores in 47 states, Puerto Rico and Canada, and additional international operations in the United Kingdom and Mexico. The Company reported record sales of $685,393,000 for fiscal 1994 and net income of $5,933,000, or $.15 per share, after providing an after-tax special charge of $16,507,000 in the fourth quarter for the store-closing provision and adjusting the carrying value of General Host Corporation ("General Host") common stock. If the special charge had not been provided, net income for the year would have totalled $22,440,000, or $.57 per share, compared to $23,017,000, or $.59 per share, last year. Stores in operation worldwide at fiscal year-end aggregated 588 after removing North American stores to be closed through the store-closing program. In early fiscal 1994, the Company sold its interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host.

Fiscal Years Ended February 26, 1994 and February 27, 1993

      Net sales in fiscal 1994 grew $56.2 million or 8.9% over the prior year with same-store sales growth of 4.8%. Last year net total sales grew 7.3% and same-store sales grew 3.7%. Forty-eight (48) new North American stores opened during the year and 17 stores closed, before giving effect to the provision for the closing of 49 stores.

      Sales on the Company's proprietary credit card were $98.6 million (14.4% of total sales) during the 1994 fiscal year, an increase of $38 million or 62.6% over the prior year. Credit card receivables were $48.2 million at fiscal 1994 year-end, an increase of 45.0% over the previous year-end. The Company actively pursues increasing the cardholder base in order to use the cardholder list as a basis for direct mail advertising and because it believes that such a base increases customer loyalty and repeat business. Sales on the Company's credit card are encouraged through specific promotions.

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

      Selling, general and administrative expenses, including advertising, decreased 0.1% to 28.5% as a percentage of sales in fiscal 1994 compared to 28.6% in fiscal 1993. In total dollars, expenses for fiscal 1994 increased $15.2 million over the prior year primarily due to 31 net new North American stores opened during the year (before giving effect to the provision for the closing of 49 North American stores), new point-of-sale register equipment installed in all stores, new selling programs introduced in stores, losses related to the earthquake in California and severe weather during fiscal 1994.

      The store-closing provision was a special charge to fiscal 1994 earnings of $21.3 million before taxes that was established to reflect the anticipated costs to close 49 identified stores with histories of underperformance and high occupancy costs and to close the Canadian distribution center and administrative offices. Merchandise distribution to Canadian stores will be performed from U. S. distribution centers. Of the 49 stores, 15 had been planned for closing at an estimated cost of $0.2 million prior to adoption of the store-closing program. The store closings are expected to be substantially completed during fiscal 1995, with $19.3 million of payments and write-downs expected in fiscal 1995 and $2.0 million expected in fiscal 1996. After-tax cash payments to complete the program are anticipated to total approximately $10.4 million in fiscal 1995 and $1.4 million in fiscal 1996, the funds for which will be provided from working capital and operations. Revenues in fiscal 1994 for the closed stores aggregated $38.1 million, and the Company anticipates that the reduction in revenues for these stores coupled with the corresponding elimination of store occupancy costs aggregating 35% of store revenues and other operating costs will improve 1995 fiscal year pre-tax earnings by approximately $1.7 million. The components of the store-closing provision consists of lease termination costs of $15.9 million (net of $3.9 million of estimated sublease revenue), fixed asset write-downs of $2.1 million, expected interim operating losses of $1.7 million, inventory liquidation costs of $1.2 million, and severance and relocation costs of $0.4 million. Lease termination costs reflect the estimated settlements the Company will pay landlords to terminate lease arrangements and the shortfall of sublease revenues over lease payments for stores that the Company determined were economical to sublease. Fixed assets, consisting primarily of leasehold improvements, were written down to their estimated net realizable value. Inventory liquidation cost was determined by estimating additional markdowns to be taken to dispose of each store's inventory. Operating losses were computed on the basis of past performance of the respective stores and anticipated results for the 1995 fiscal year. Severance and relocation costs consisted almost entirely of benefits to be paid to Canadian employees as prescribed by Canadian law.

      Operating income declined $23.8 million to $27.1 million in fiscal 1994 from $50.9 million in the prior year, due to the special charges in fiscal 1994 and the gross profit rate decline from fiscal 1993.

      During fiscal 1994, cash was utilized to reduce short-term debt, fund inventory and fixtures for new store development, expand the Pier 1 credit card program, and pay dividends to shareholders. Due to lower interest income on declining cash balances, net interest expense increased $0.8 million in fiscal 1994 over the prior year.

      In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the net trading losses, the Company has recorded $16.5 million of the net trading losses in fiscal 1996 and has restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995, 1994 and 1993 quarterly financial statements have been restated to reflect the net trading losses and gains during those periods based on the information available to the Company. The restatements of various quarters have no effect on net income for the full 1994 and 1993 fiscal years. The Company deposited a total of $22.1 million in the discretionary account in fiscal 1994, and during the first, second and third quarters incurred net trading losses in the account of $4.0 million, $6.2 million and $4.6 million, respectively, and during the fourth quarter attained a net trading gain of $14.8 million. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. During the third quarter of fiscal 1993, the Company incurred net trading losses in the account of $2.4 million and during the fourth quarter attained a net trading gain of $3.4 million. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefits is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995. See: Note 2 of the Notes to Consolidated Financial Statements.

      During fiscal 1994, the Company recorded a provision for the write-down of the carrying value of the Company's holdings of General Host common stock. Based upon prices at year-end, the market value of General Host common stock was $5,565,000 less than the Company's original carrying amount. After an assessment of factors which may have contributed to this decline, the Company estimated $2,000,000 of this decline to be other than temporary and recorded a corresponding adjustment in the book value of General Host common stock. The remaining decline of $3,565,000 is considered to be temporary. On April 8, 1994, General Host announced that it had written down to zero its entire investment in Sunbelt.

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

      Net income for fiscal 1994 aggregated $5.9 million, or $.15 per share, compared to income of $23.0 million, or $.59 per share last year.

Fiscal Years Ended February 27, 1993 and February 29, 1992

      During fiscal 1993, net sales grew $42.6 million or 7.3% with same-store sales contributing 3.7% over fiscal 1992. Sales from stores opened in fiscal years 1993 and 1992 increased fiscal 1993 sales levels by 3.6% when compared to fiscal 1992. Twenty-six new North American stores (net 20) were opened during fiscal 1993.

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

      Net interest expense decreased $0.3 million during fiscal 1993 from fiscal 1992 due to a decline in the Company's debt (net of cash) position and a slight decrease in the Company's effective interest rate.

      In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. The Company did not invest funds with the financial consultant during fiscal year 1992. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the net trading losses, the Company recorded $16.5 million of the net trading losses in fiscal 1996 and restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995, 1994 and 1993 quarterly financial statements have been restated to reflect the net trading losses and gains during those periods based on information available to the Company. The restatements of the third and fourth quarters of fiscal 1993 have no effect on net income for the full 1993 fiscal year. The Company deposited a total of $10.0 million in the discretionary account in fiscal 1993, and during the third quarter incurred a net trading loss in the account of $2.4 million and during the fourth quarter attained a net trading gain of $3.4 million. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefits is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995. See: Note 2 of the Notes to Consolidated Financial Statements.

      During fiscal 1992, the Company recorded a one-time gain of $5.9 million related to the sale of 50.5% of Sunbelt's common stock.

      The Company's effective income tax rate for fiscal 1993 decreased to 25.9% from 28.3% due to the benefit of lower tax rates on income from foreign subsidiaries and tax-favored investment income.

      The Company recorded equity in losses of Sunbelt during fiscal 1993 of $3.6 million compared to income of $4.5 million in fiscal 1992. During fiscal 1993, the Company included only 49.5% of Sunbelt's earnings during an unprofitable year, compared to 100% in fiscal 1992 when Sunbelt experienced greater profits.

      Net income for fiscal 1993 of $23.0 million, or $.59 per share, was below last year's $26.3 million, or $.68 per share, as a result of Sunbelt's losses in fiscal 1993 and the gain on sale of Sunbelt stock in fiscal 1992.

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

      During fiscal 1994, increases in inventory and capital expenditures were required to support the opening of 48 new North American stores. Financing for new store land and building costs is provided by operating leases. The Company's new store development plan for fiscal 1995 is approximately 50 North American stores. Inventory and fixtures for the development plan are estimated to cost approximately $15 million, which will be funded by operations, working capital and bank lines of credit. Cash requirements to fund the store-closing program in fiscal 1995 are estimated to aggregate $16 million and will be funded through working capital and operations.

      New store construction financing is expected to be provided by operating leases. The Company is expanding existing lease facilities and exploring additional financing opportunities currently available in the capital markets. In connection with leases for 38 stores executed in prior years, the Company has guaranteed the residual building values at approximately $25 million. Minimum future operating lease commitments expected for fiscal 1995 aggregate to $86 million, and the present value of total existing operating lease commitments is $372 million. These commitments will be funded from operating cash flow.

      Working capital requirements are currently provided by cash, short-term revolving lines of credit, including bankers' acceptances and working capital loans, in an aggregate amount of approximately $165 million. The Company's current ratio was 3.5 to 1 at the end of fiscal 1994 compared to 3.4 to 1 a year earlier.

      In connection with the sale of 43.3% of Sunbelt common stock in a public offering in the 1992 fiscal year, the Company agreed to guarantee Sunbelt's two bank lines of credit aggregating $10 million in order to assure that Sunbelt would have access to funds in order to implement its aggressive store expansion and renovation plans and to continue to be a major competitor in its markets. The Company subsequently provided Sunbelt with an additional $2 million line of credit. With the April 1993 sale of the Company's 49.5% interest in Sunbelt to General Host, the Company agreed to keep the $12 million credit facility in place until April 1994. All of the $12 million is currently outstanding. In order for Sunbelt to meet repayment obligations under this line, Sunbelt must obtain replacement financing. To enable Sunbelt to raise these funds, the Company has granted Sunbelt a temporary extension of the credit facility until June 30, 1994. Also, the Company is committed to provide Sunbelt $25 million of non-revolving store development financing through April 1996. The Company has arranged for a bank group to provide financing by which the Company leases from an unaffiliated third party and subleases store sites to Sunbelt. Under this leasing facility, the leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these store leases as the terms expire, the Company will be required to obtain other financing. The Company expects financing of Sunbelt's store sites to remain at the same or similar terms and conditions as are currently in place. In addition to the above, the Company also guarantees approximately $4.5 million of Sunbelt store lease commitments. The Company's line of credit and leasing commitments are collateralized by 4.2 million shares of Sunbelt's common stock.

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

      The Company's inventory purchases are made almost entirely in U.S. dollars. To the extent purchases are made in foreign currencies, the Company usually enters into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

      The Company believes the funds provided from operations, coupled with the Company's cash position and available lines of credit, are more than sufficient to meet its foreseeable cash requirements.

Impact of Inflation and Changing Prices

      Inflation has not had a significant impact on the operations of the Company.

Impact of New Accounting Standards

      The adoption of Financial Accounting Standards Board's Statements No. 114 and 115 is expected to have no material impact on the Company's results of operations.

Item 8. Financial Statements and Supplementary Data.


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


/s/ Price Waterhouse LLP


Price Waterhouse LLP
Fort Worth, Texas
April 14, 1994, except for
Note 15, as to which the date
is April 7, 1995 and Note 2,
as to which the date is
February 29, 1996

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                        Year Ended
                                             ------------------------------
                                               1994        1993      1992
                                             --------    --------  --------

Net sales                                    $685,393    $629,235  $586,659

Operating costs and expenses
  Cost of sales (including buying and
    store occupancy)                          425,801     383,053   358,216
  Selling, general and administrative
    expenses                                  195,444     180,218   172,478
  Depreciation and amortization                15,771      15,097    15,006
  Store-closing provision                      21,250          --        --
                                             --------    --------  --------
                                              658,266     578,368   545,700
                                             --------    --------  --------
      Operating income                         27,127      50,867    40,959

Nonoperating (income) and expense:
  Interest income                              (4,334)     (3,406)     (594)
  Interest expense                             21,177      19,401    16,906
  Net trading gains (Note 2)                      (72)     (1,039)       --
  Write-down of General Host securities         2,000          --        --
  Gain on sale of subsidiary stock                 --          --    (5,886)
                                             --------    --------  --------
                                               18,771      14,956    10,426
                                             --------    --------  --------
Income before income taxes and equity
  in net income (loss) of subsidiary            8,356      35,911    30,533
Provision for income taxes                      2,423       9,309     8,656
                                             --------    --------  --------
Income before equity in net income
  (loss) of subsidiary                          5,933      26,602    21,877
Equity in net income (loss) of
  subsidiary                                       --      (3,585)    4,456
                                             --------    --------  --------
Net income                                      5,933      23,017    26,333
Cumulative dividends on preferred
  stock                                            --          --        11
                                             --------    --------  --------
Net income                                   $  5,933    $ 23,017  $ 26,322
                                             ========    ========  ========

Net income per share                             $.15        $.59      $.68
                                                 ====        ====      ====

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                           1994      1993
                                                         --------  --------
ASSETS
Current assets:
  Cash, including temporary investments of $7,466
    and $66,823, respectively                            $ 17,123  $ 73,585
  Accounts receivable, net of allowance for doubtful
    accounts of $2,072 and $2,404, respectively            51,722    34,920
  Inventories                                             219,646   189,593
  Other current assets                                     32,901    20,038
                                                         --------  --------
      Total current assets                                321,392   318,136
Properties, net                                           111,510   108,011
Other assets                                               30,400    34,350
                                                         --------  --------
                                                         $463,302  $460,497
                                                         ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt    $  2,639  $ 33,139
  Accounts payable and accrued liabilities                 89,772    59,791
                                                         --------  --------
      Total current liabilities                            92,411    92,930

Long-term debt                                            145,231   147,246
Deferred income taxes                                       3,407       514
Other non-current liabilities                              21,160    19,313

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,617,000 and 37,607,000
    issued, respectively                                   37,617    37,607
  Paid-in capital                                          92,670    93,184
  Retained earnings                                        76,597    74,413
  Cumulative translation adjustments                         (964)     (433)
  Less--98,000 and 263,000 common shares in
    treasury, at cost, respectively                          (884)   (2,599)
  Less--subscriptions receivable and unearned
    compensation                                           (1,369)   (1,678)
  Less--unrealized loss on marketable equity securities    (2,574)       --
                                                         --------  --------
                                                          201,093   200,494
Commitments and contingencies
                                                         --------  --------
                                                         $463,302  $460,497
                                                         ========  ========

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                          Year Ended
                                                 ---------------------------
                                                  1994      1993      1992
Cash flow from operating activities:             -------   -------   -------
  Net income                                     $ 5,933   $23,017   $26,333
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization                 15,771    15,097    15,006
    Deferred taxes and other                      (3,006)     (764)    4,475
    Store-closing provision                       21,250        --        --
    Write-down of General Host securities          2,000        --        --
    Equity in undistributed losses
      (earnings) of subsidiary                        --     3,585    (4,456)
    Gain on sale of subsidiary stock                  --        --    (5,886)
    Change in cash from:
      Inventories                                (30,053)   (8,201)      761
      Accounts receivable and other
        current assets                           (17,550)   (3,670)    1,054
      Accounts payable and accrued expenses       10,103       446     7,557
      Other assets, liabilities, and
        other, net                                   (28)    1,011       (13)
        Net cash provided by operating           -------   -------   -------
          activities                               4,420    30,521    44,831
Cash flow from investing activities:             -------   -------   -------
  Capital expenditures                           (24,617)  (12,619)   (6,169)
  Proceeds from disposition of properties            791       159    14,076
  Loans to Sunbelt Nursery Group, Inc.            (1,000)       --        --
  Proceeds from Sunbelt Nursery Group, Inc.        2,105        --        --
  Other investments                               (2,353)       --        --
        Net cash (used in)/provided by           -------   -------   -------
          investing activities                   (25,074)  (12,460)    7,907
Cash flow from financing activities:             -------   -------   -------
  Cash dividends                                  (3,560)   (2,409)      (11)
  Proceeds from issuance of long-term debt            --    72,353    24,344
  Repayments of long-term debt                        --   (35,362)  (59,738)
  Net (payments)/borrowings under line of
    credit agreements                            (33,000)    9,983   (46,000)
  Proceeds from subsidiary stock sale                 --        --    18,072
  Proceeds from sales of capital stock,
    treasury stock, and other                        752     1,958     3,144
        Net cash (used in)/provided by           -------   -------   -------
          financing activities                   (35,808)   46,523   (60,189)
                                                 -------   -------   -------
Change in cash and cash equivalents              (56,462)   64,584    (7,451)
Cash and cash equivalents at beginning of year    73,585     9,001    16,452
                                                 -------   -------   -------
Cash and cash equivalents at end of year         $17,123   $73,585   $ 9,001
                                                 =======   =======   =======
The accompanying notes are an integral part of these financial statements.
                                                        Pier 1 Imports, Inc.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE THREE YEARS ENDED FEBRUARY 26, 1994 (in thousands)
                                                                                     Subscriptions   Unrealized Loss
                                                              Cumulative             Receivable and   on Marketable       Total
                       Preferred  Common   Paid-in  Retained  Translation  Treasury     Unearned          Equity      Stockholders'
                         Stock    Stock    Capital  Earnings  Adjustments    Stock     Compensation     Securities        Equity
                       ---------  -------  -------  --------  -----------  --------  --------------  ---------------  -------------
Balance March 2, 1991    $1,500   $36,156  $86,916  $41,133      $1,064    ($6,831)      ($3,688)           $   --       $156,250
Purchase of treasury
  stock                      --        --       --       --          --     (2,187)          893                --         (1,294)
Restricted stock grant
  and amortization           --        --      (37)      --          --       (255)          535                --            243
Adjust to Sunbelt
  fiscal year-end date       --        --       --   (1,177)         --         --            --                --         (1,177)
Exercise of stock
  options and other          --        (2)  (1,363)    (160)         --      4,722            --                --          3,197
Currency translation
  adjustments                --        --       --       --        (494)        --            --                --           (494)
Cash dividends on
  preferred stock            --        --       --      (11)         --         --            --                --            (11)
Stock dividend (3%)          --     1,071    9,098  (10,169)         --         --            --                --             --
Retirement of
  preferred stock        (1,500)       --   (2,311)  (2,105)         --         --            --                --         (5,916)
Net income                   --        --       --   26,333          --         --            --                --         26,333
                         ------   -------  -------  -------      ------    -------        ------           -------       --------
Balance February 29, 1992    --    37,225   92,303   53,844         570     (4,551)       (2,260)               --        177,131
Purchase of treasury
  stock                      --        --       --       --          --     (1,226)           --                --         (1,226)
Restricted stock grant
  and amortization           --        --      (18)      --          --       (511)          582                --             53
Exercise of stock
  options and other          --       382      899      (39)         --      3,689            --                --          4,931
Currency translation
  adjustments                --        --       --       --      (1,003)        --            --                --         (1,003)
Cash dividends ($.06
  per share)                 --        --       --   (2,409)         --         --            --                --         (2,409)
Net income                   --        --       --   23,017          --         --            --                --         23,017
                         ------   -------  -------  -------       -----    -------        ------           -------       --------
Balance February 27, 1993    --    37,607   93,184   74,413        (433)    (2,599)       (1,678)               --        200,494
Purchase of treasury
  stock                      --        --       --       --          --     (1,545)           --                --         (1,545)
Restricted stock grant
  and amortization           --        --      (62)      --          --          9           309                --            256
Exercise of stock
  options and other          --        10     (452)    (189)         --      3,251            --                --          2,620
Currency translation
  adjustments                --        --       --       --        (531)        --            --                --           (531)
Unrealized loss on
  marketable equity
  securities                 --        --       --       --          --         --            --            (2,574)        (2,574)
Cash dividends ($.09
  per share)                 --        --       --   (3,560)         --         --            --                --         (3,560)
Net income                   --        --       --    5,933          --         --            --                --          5,933
                         ------   -------  -------  -------     -------    -------       -------           -------       --------
Balance February 26, 1994$   --   $37,617  $92,670  $76,597     ($  964)   ($  884)      ($1,369)          ($2,574)      $201,093
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

      Marketable equity securities - The Company records marketable equity securities at the lower of cost or market. Unrealized gains and losses on non-current marketable equity securities and related income tax effects are accumulated and included as a separate component of stockholders' equity. Adjustments for any impairments in the value (based on market conditions) that are deemed to be 'other than temporary' are included as a loss in the current year's operations. In fiscal 1994, General Host Corporation ("General Host") common stock was the Company's only non-current marketable equity security. The General Host investment was originally recorded at $17,945,000; this amount was determined as the average quoted market price of General Host common stock during the 30-day period immediately preceding the sale to General Host of the Company's ownership interest in 4.2 million shares of the common stock of Sunbelt Nursery Group, Inc. ("Sunbelt"). In 1994, this carrying amount was reduced by $2,000,000 by a provision for an 'other than temporary' decline in the market value of this common stock. As of February 26, 1994, the quoted market price of the General Host common stock aggregated $12,380,000, which resulted in an unrealized loss of $3,565,000 that is recorded, net of tax, as a component of the Company's stockholders' equity.

      Translation of foreign currencies - Assets and liabilities are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

      The Company hedges certain commitments denominated in foreign currency through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale; any gains or losses on such contracts are included in the cost of the merchandise purchased. At February 26, 1994, the Company had approximately $5.7 million of forward exchange contracts outstanding with an immaterial fair value and with maturities ranging from one to nine months.

      The Company enters into foreign exchange forward contracts only with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to its off-balance sheet financial instruments. The Company does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material.

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

      Income taxes - Income tax expense for fiscal 1994 and 1993 is based on the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). See Note 10 for further description. SFAS 109 was issued in February 1992 and was adopted by the Company in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on the Company's financial position or results of operations. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At February 26, 1994, such undistributed earnings aggregated $9.9 million.

      Net income per share - Net income per share during a period are computed on the weighted average number of common shares plus common stock equivalents outstanding and were 39,530,000, 39,227,000 and 38,874,000 for fiscal 1994, 1993 and 1992, respectively. Computation of weighted average shares outstanding for fiscal 1994, 1993 and 1992 includes common stock equivalents of 465,000, 625,000 and 620,000, respectively. The computation of weighted average number of shares for each year gives retroactive effect to the 2% stock dividend distributed May 15, 1991 and the 3% stock dividend distributed November 19, 1991. Fully diluted net income per share is based on the assumed conversion of all of the 6-7/8% Convertible Subordinated Notes into common stock, whereby interest expense and debt issue costs, net of tax, on the 6-7/8% Convertible Subordinated Notes is added back to net earnings. Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for each of the three fiscal years ended February 26, 1994 and all periods presented with the exception of the first, second and fourth quarters of fiscal year 1993.

Note 2 - Subsequent event - net trading losses

      In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. The Company maintained a relationship with the consultant since 1986 and provided funds under his management which at one time reached $22 million. In executing these trading transactions, the consultant may have acted outside the scope of instructions from the Company and improperly attributed transactions to the Company. These transactions are recorded on statements the Company received from brokerage firms that executed the transactions purportedly in accordance with the consultant's instructions. Management believes that these statements represent the best evidence of the transactions that is available to the Company. As a result, the Company has restated its financial statements for affected periods to reflect the related financial instruments at fair value, with realized and unrealized gains and losses recorded as trading gains and losses in the periods indicated by brokerage firm statements. The Company and a Special Committee of the Board of Directors that was established to investigate this matter investigated the transactions and surrounding circumstances and found no evidence to suggest that the Company's net losses from those trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995.

      The Company's restatements had no effect on net income for the full fiscal years ended February 26, 1994 and February 27, 1993. Restatements of the financial statements indicate trading losses during the first three quarters of fiscal year 1994 and then a recovery of such losses in the fourth quarter of fiscal year 1994. In fiscal year 1993, the restatements reflect trading losses in the third quarter and a recovery of such losses in the fourth quarter. These amounts do not include any conflicting claims involving the financial consultant or other parties, which are expected to be the subject of protracted legal proceedings. The Company has been authorized by the Board of Directors to pursue all legal remedies to recoup the lost funds against any and all parties responsible for the net trading losses.
The recorded net losses have not been reduced by any possible recoveries from such sources. The Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time. The amounts of the net trading losses and gains and the effect on net income and net income per share for the quarterly periods in fiscal 1994 and 1993 are included in Note 16.

      The Company has attempted to obtain additional information from the financial consultant with respect to its purported trading transactions, but the consultant has not cooperated with these efforts. The ability of the Company to obtain such information, particularly at dates which are relevant to the Company's financial reporting requirements, is not ascertainable. While it is possible that further findings may cause the Company to make adjustments in the future as additional uncertainties are resolved, any such adjustment which might result in restatement of financial statements is not expected to result in any additional losses but, rather, would reflect offsetting adjustments among periods.

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

Note 3 - Proprietary credit card information

      The Company's Preferred Customer Card is managed and administered by an unrelated third party. Credit card account origination costs of $976,000, $480,000 and $528,000 were deferred during fiscal years 1994, 1993 and 1992, respectively. The Company is amortizing these costs over 36 months, which the Company believes is the approximate average active life of an account. The credit cards have no expiration date and no annual fee for the use of the card. At February 26, 1994 and February 27, 1993, deferred costs, net of amortization, totalled $1,135,000 and $759,000, respectively.

      Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's base and their dispersion across many different geographic areas of the country.

      Net credit card charges on the Company's proprietary credit card accounts are netted against selling, general and administrative expenses. A summary of the Company's credit card results for each of the three fiscal years ended February 26, 1994 follows (in thousands):

                                                1994       1993       1992
                                              -------    -------    -------
      Costs:
        Processing fees                       $ 6,114    $ 5,049    $ 4,875
        Bad debt expense                        2,195      1,855      2,702
                                              -------    -------    -------
                                                8,309      6,904      7,577
                                              -------    -------    -------
      Income:
        Finance charges                         6,087      4,998      4,751
        Insurance and other income                238        165        185
                                              -------    -------    -------
                                                6,325      5,163      4,936
                                              -------    -------    -------
      Net credit card costs                   $ 1,984    $ 1,741    $ 2,641
                                              =======    =======    =======
      Pier 1 Preferred Card sales             $98,625    $60,661    $48,998
                                              =======    =======    =======
      Net cost as a percent of Pier 1
      credit card sales                          2.0%       2.9%       5.4%
                                                 ====       ====       ====

Note 4 - Properties

      Properties are summarized as follows at February 26, 1994 and February 27, 1993 (in thousands):
                                                          1994       1993
                                                         --------  --------
      Land                                               $  7,205  $  7,204
      Buildings                                            33,063    32,688
      Equipment, furniture and fixtures                    90,505    85,413
      Leasehold interests and improvements                 79,022    71,545
      Construction in progress                                190       214
                                                         --------  --------
                                                          209,985   197,064
      Less accumulated depreciation and
        amortization                                       98,475    89,053
                                                         --------  --------
          Properties, net                                $111,510  $108,011
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
                                                          =======   =======

Note 6 - Store-closing provision

      The store-closing provision of $21.3 million reflects the anticipated costs associated with closing certain underperforming stores. This provision includes estimated costs related to leases, fixed assets, relocation, inventory liquidation and losses from operations during the interim period before closings.

Note 7 - Current and long-term debt

      The Company has various lines of credit available which aggregate approximately $165 million. At year-end, approximately $41 million had been committed under various outstanding letters of credit issued primarily in conjunction with overseas merchandise procurements, leaving $124 million of available lines of credit. The lines may be used for borrowings through working capital loans, bankers' acceptances or letters of credit. The weighted average interest rate on short-term borrowings outstanding during the year was 4.0%.

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
                                                         ========  ========

      In July 1983, the Company issued $25 million of 11-1/2% subordinated debentures. Interest is payable on January 15 and July 15. Mandatory annual $2.5 million sinking fund payments will commence in July 1994 and will continue until they mature in July 2003. The debentures are callable at any time at par plus accrued interest.

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

      In April 1992, the Company issued $75 million of 6-7/8% Convertible Subordinated Notes. These notes are convertible into shares of common stock of the Company at $12.00 per share at any time at or prior to maturity which is April 1, 2002. The notes may be redeemed by the Company at any time on or after April 1, 1995 in whole or in part, but redemption prior to the year 2000 would be at a premium. Interest on the notes is payable each April 1 and October 1.

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

      The Company has an interest rate hedging agreement on $100 million of notional principal with a commercial bank, maturing August 5, 1995, for the purpose of limiting the Company's exposure to interest rate fluctuations on its $25 million of industrial revenue bonds as well as approximately $75 million of store operating lease agreements with rental payments linked to LIBOR. This agreement was designated as a hedge contract and, therefore, the differential to be paid or received is recognized over the life of the agreement. The Company pays 6.25% under the agreement and, since inception, has received an average of 4.01%. The Company's weighted average interest rate, including the effect of hedging activities, was 10.0%, 9.4% and 9.1% for the 1994, 1993 and 1992 fiscal years, respectively. The weighted average interest rate, excluding the effects of hedging activities, would have been 8.3%, 7.7% and 7.9% for the 1994, 1993 and 1992 fiscal years, respectively.

      The fair value of this hedging agreement is $2.2 million at February 26, 1994, and represents the estimated amount, which was obtained from counterparties, that the Company would pay to terminate the agreement at February 26, 1994. The Company regularly monitors its position with, and the credit quality of, the financial institution that is counterpart to this financial instrument, and it does not anticipate nonperformance by the counterparty.

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

Note 8 - Employee benefit plans

      In 1986, the Company adopted a qualified, defined contribution employee retirement plan. Except for the initial enrollment period, all full- and part-time personnel who are at least 21 years old and who have been employed for six months are eligible to participate in the plan. Employees contributing from 1% to 5% of their compensation receive Company contributions of up to 3%. Company contributions to the plan were $1,114,000, $915,000 and $714,000 in fiscal 1994, 1993 and 1992, respectively.

      In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code.

      The Company maintains a Supplemental Executive Retirement Plan for certain of its executive officers. The plan provides that upon retirement, disability, death or other termination of employment a participant will receive annual benefits. Retirement benefits under the plan vest for each participant at the rate of 10% per year over 10 years of service. The Company's accrued contributions to the plan were $765,000, $554,000 and $443,000 in fiscal 1994, 1993 and 1992, respectively.

Note 9 - Matters concerning stockholders' equity

      Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute a maximum equal to their monthly directors' fees. The Company contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the plan. Approximately 268,000 shares were allocated to Stock Purchase Plan participants during fiscal 1994, all of which were purchased on the open market. Company contributions to the Plan were $867,000, $841,000 and $830,000 in fiscal years 1994, 1993 and 1992, respectively.

      Restricted stock grant plans - In 1993 and 1992, the Company issued 17,414 shares and 19,157 shares, respectively, of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for the issuance of up to 250,000 shares. The shares of restricted stock were awarded in conjunction with granting of stock options to those officers, with the number of shares awarded representing 25% of the number of stock options granted. The restricted stock will vest at the times and to the extent that 25% of such stock options have been exercised and the option shares have been held for two years.

      In 1991 the Company issued 292,825 shares of its common stock to key officers pursuant to a Restricted Stock Grant Plan which provides for issuance of up to 500,000 shares. These shares vest and the cost of these shares will be expensed over a ten-year period of continued employment. Unvested shares are returned to the plan if employment is terminated for any reason.

      Stock option plans - In June 1989, the Company adopted two stock option plans, the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan. Options have been granted at the fair market value of shares on date of grant and may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as non-qualified options. The Company may grant options covering up to 1,500,000 and 150,000 shares of the Company's common stock under the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan, respectively.

      In 1990, the 1980 Stock Option Plan expired subject to outstanding granted options covering 589,871 shares at fiscal year-end 1994.

      A summary of stock option transactions related to the plans, adjusted for the 2% and 3% stock dividends, during the years ended February 26, 1994 and February 27, 1993, is as follows:
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

      Transactions with Intermark - Prior to June 1991, Intermark, Inc. ("Intermark") was the largest shareholder and exercised voting control of the Company. On June 6, 1991, Intermark sold its shares of the Company's common stock through a secondary public offering. On June 17, 1991, the Company repurchased all shares of the Company's preferred stock held by Intermark.
In consideration of such repurchase, the Company delivered to Intermark all shares of the preferred stock of a wholly owned subsidiary of Intermark that were owned by the Company which had a stated value of $5.8 million on the Company's balance sheet. The difference in the cost of the shares held by the Company and the preferred shares held by Intermark reduced the Company's capital by $4.4 million.

      Common stock dividend - On March 15, 1991 and November 19, 1991, Company announced stock dividends of 2% and 3%. Based on the closing price of the Company's common stock at the date of each dividend, the market values of the shares distributed were approximately $4,005,000 and $10,169,000, respectively.

      Loans to officers - 1991 - In fiscal 1991, the Board of Directors approved the sale of 210,000 treasury shares of common stock to certain corporate officers in exchange for promissory notes of $892,500 which approximated fair market value. These notes were reflected as a reduction to stockholders' equity in 1991. In fiscal 1992, the Board of Directors authorized the Company to accept approximately 77,600 common shares from these officers, at the current fair market value, in payment for the outstanding loan balances.

      Loans to officers - 1988 - The Board of Directors approved loans to certain corporate officers in 1988 to enable those officers to acquire Pier 1 common stock through open market purchases. These demand notes were unsecured, accrued interest at floating rates, and, if not demanded, would mature in 1997. In fiscal 1992, the Board of Directors authorized the Company to accept approximately 112,600 common shares from certain of these officers at current market value, which together with cash payments, reduced the principal amount outstanding at February 26, 1994 to $776,000.

Note 10 - Income taxes

      In fiscal 1993, the Company adopted SFAS 109. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Adoption of the statement had no effect on results of operations.

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
                                               ======     =======   =======

Note 11 - Commitments and lease obligations

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
                                                           ======    ======

      At February 26, 1994, the Company has the following minimum lease commitments in the years indicated (in thousands):

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

      The Company has agreements with unaffiliated groups to lease certain stores and distribution center space. These unaffiliated groups are presently committed to make available up to $101.8 million for development or acquisition of stores leased by the Company. Presently, the Company has used $99.5 million of that availability. Agreements with these groups mature over the next five years, and the Company management is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 38 stores by these unaffiliated groups, the Company has guaranteed the residual value of these buildings at approximately $25 million at the end of the lease terms.

      The Company's lease commitments include amounts due to Comdisco, Inc. for a computer leased in June 1991 for a period of five years at an annual rent of approximately $1.1 million. The Company considered competitive bids from several firms before entering into the lease. In a matter unrelated to this leasing transaction, in April 1993, Kenneth N. Pontikes, Chairman and President of Comdisco, Inc. was invited to and did become a Director of the Company.

      In fiscal 1993, the Company invested in preference stock of The Pier, located in the United Kingdom. The Company guarantees approximately $4 million of debt for The Pier.

Note 12 - Litigation

      In addition to the legal matters discussed in Note 2, there are other various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these other matters is not determinable at February 26, 1994; however, the Company considers them to be ordinary and routine in nature. While certain of the lawsuits involve substantial amounts, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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


Note 14 - Investment in Sunbelt Nursery Group, Inc. and subsequent event

      At fiscal year-end 1993, the Company had a 49.5% ownership interest in Sunbelt. The Company reported the results of Sunbelt using the equity method of accounting. Under such method, the Company's share of net earnings (or losses) of Sunbelt was included as a separate item in the consolidated statement of operations.

      In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host, a third party unrelated to the Company or Sunbelt. The Company received as compensation for the Sunbelt shares 1.9 million shares of General Host common stock, which represented approximately 9.7% of that company's outstanding common stock. At the date of sale, the Company's net investment in Sunbelt totaled $17,992,000 and the market value of the General Host common stock received as the purchase price of Sunbelt was $17,945,000. To assist in the transition of ownership to General Host, Clark A. Johnson, Chairman and Chief Executive Officer of the Company, served on Sunbelt's Board of Directors until November 1993.

      In connection with the Company's sale of its Sunbelt investment to General Host, the Company provided Sunbelt a line of credit aggregating $12 million, all of which was outstanding at February 26, 1994. In order for Sunbelt to meet repayment obligations under this line, Sunbelt must obtain replacement financing. To enable Sunbelt to raise these funds, the Company has granted Sunbelt a temporary extension of the credit facility until June 30, 1994. Also, the Company is committed to provide Sunbelt $25 million of non-revolving store development financing through April 1996. The Company has arranged for a bank group to provide the current financing by which the Company leases from an unaffiliated third party and subleases store sites to Sunbelt. Under this leasing facility, the leases are required to be refinanced by Sunbelt from September 1994 to October 1995. If Sunbelt defaults on refinancing these store leases as the terms expire, the Company will be required to obtain other financing. The Company expects financing of Sunbelt's store sites to remain at same or similar terms and conditions as are currently in place. In addition to the above, the Company also guarantees approximately $4.5 million of Sunbelt store lease commitments.
The Company's line of credit and leasing commitments are collateralized by
4.2 million shares of Sunbelt's common stock. The last sale price for Sunbelt common stock reported on the American Stock Exchange on February 25, 1994, was $2.81.

Note 15 - Subsequent event - stock dividend

      In March 1995, the Company announced a 5% common stock dividend distributable to stockholders of record on May 1, 1995. All per share amounts have been retroactively adjusted to reflect the impact of the stock dividend.

Note 16 - Selected quarterly financial data (unaudited)

      Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended February 26, 1994 and February 27, 1993 are set forth below:

                                         Three Months Ended
                             -----------------------------------------
       Fiscal 1994            5/29/93    8/28/93   11/27/93    2/26/94
       -----------           --------   --------   --------   --------

Net sales(1)                 $158,593   $181,441   $163,457   $181,902

Gross profit(1)               $61,690    $65,834    $63,022    $69,046

Net income (loss), as
     restated(2)(3)              $721     $1,116      ($508)    $4,604

Primary net income (loss)
     per common share, as
     restated(2)(4)(5)           $.02       $.03      ($.01)      $.12

Net income (loss), as
     previously reported(3)    $4,702     $7,343     $4,042   ($10,154)

Primary net income (loss),
     per common share, as
     previously reported(4)(5)   $.12       $.19       $.10      ($.26)


                                         Three Months Ended
                             -----------------------------------------
       Fiscal 1993            5/30/92    8/29/92   11/28/92    2/27/93
       -----------           --------   --------   --------   --------

Net sales(1)                 $152,083   $166,416   $144,923   $165,813

Gross profit(1)               $59,732    $61,548    $56,655    $68,247

Net income (loss), as
     restated(2)(6)            $8,055     $7,453      ($172)    $7,681

Net income (loss) per
     common share, as
     restated(2)(4)(5)(6)        $.21       $.19      ($.00)      $.19

Net income, as previously
     reported(7)               $8,055     $7,453     $2,247     $5,262

Primary net income per
     common share, as
     previously reported(4)(5)   $.21       $.19       $.06       $.13

- --------------------
     (1) The restatements of earnings for the quarters of fiscal 1994 and 1993 had no effect on the Company's previously reported sales and gross profit.

     (2) Fiscal 1994 first quarter, second quarter, third quarter and fourth quarter net income (loss) includes trading (losses) gains of ($3,981), ($6,227), ($4,550) and $14,830, respectively. Fiscal 1993 third quarter and fourth quarter net income (loss) includes trading (losses) gains of ($2,438) and $3,477, respectively.

     (3) Fourth quarter net income (loss) includes $21,250 provision for store closings and $2,000 write-down of investment in the common stock of General Host Corporation.

     (4) Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for both years and for all periods presented with the exception of a $.01 dilution in the first, second and fourth quarters of fiscal year 1993.

     (5) Reflects the effect of the 5% stock dividend distributed May 8, 1995.

     (6) The financial statements for the first and second quarters of fiscal 1993 were not restated.

     (7) SFAS 109 was issued in February 1992 and was adopted by the Company in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on the Company's financial position or results of operations.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report.

               1.   Financial Statements

                    *    Report of Independent Accountants
                    *    Consolidated Statements of Operations for the
                         Years ended February 26, 1994, February 27, 1993
                         and February 29, 1992
                    * Consolidated Balance Sheets at February 26, 1994 and February 27, 1993
                    * Consolidated Statements of Cash Flows for the years ended February 26, 1994, February 27, 1993 and February 29, 1992
                    * Consolidated Statements of Stockholders' Equity for the years ended February 26, 1994, February 27, 1993 and February 29, 1992

               2.   Financial Statement Schedules, previously filed May 23,
                    1994

                    *    II   Amounts Receivable From Related Parties and
                              Underwriters, Promoters and Employees Other
                              Than Related Parties
                    *    V    Property, Plant and Equipment
                    *    VI   Accumulated Depreciation and Amortization of
                              Property Plant and Equipment
                    *    VIII Valuation and Qualifying Accounts and Reserves
                    *    IX   Short-Term Borrowings
                    *    X    Supplementary Income Statement Information

               Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

               (b)  Reports on Form 8-K

                    Not applicable.

               (c)  Exhibits

                    See Exhibit Index.

               (d)  Not applicable.

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PIER 1 IMPORTS, INC.

Date: June 21, 1996                     By: /s/ Clark A. Johnson
      --------------                        ---------------------------------
                                            Clark A. Johnson
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: June 21, 1996                     By: /s/ Susan E. Barley
      -------------                         ---------------------------------
                                            Susan E. Barley
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.              Description

23                       Consent of Independent Accountants.