Form 10-Q
period 1996-06-01
PIER 1 IMPORTS INC/DE
filed 1996-07-16
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 1, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Shares outstanding as of July 12, 1996
Common Stock, $1.00 par value                          45,212,786

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                                        Three Months Ended
                                                         June 1,     May 27,
                                                          1996        1995
                                                        --------    --------
Net sales                                               $205,292    $176,815

Operating costs and expenses:
  Cost of sales (including buying and store
    occupancy)                                           123,595     107,677
  Selling, general and administrative expenses            60,546      52,058
  Depreciation and amortization                            4,775       4,123
                                                        --------    --------
                                                         188,916     163,858
                                                        --------    --------
      Operating income                                    16,376      12,957

Nonoperating (income) and expense:
  Interest and investment income                          (1,661)       (345)
  Interest expense                                         4,253       3,272
  Trading losses                                              --      15,956
  Provision for Sunbelt Nursery Group, Inc. defaults          --      14,000
                                                        --------    --------
                                                           2,592      32,883
                                                        --------    --------
      Income (loss) before income taxes                   13,784     (19,926)

Provision (benefit) for income taxes                       5,511      (1,591)
                                                        --------    --------
Net income (loss)                                       $  8,273   ($ 18,335)
                                                        ========    ========
Net income (loss) per share:
    Primary                                                 $.21       ($.46)
                                                            ====        ====
    Fully diluted                                           $.20       ($.46)
                                                            ====        ====
Average shares outstanding during period, including
  common stock equivalents:
    Primary                                               40,153      39,827
                                                          ======      ======
    Fully diluted                                         45,679      45,429
                                                          ======      ======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                         June 1,    March 2,
                                                          1996        1996
                                                        --------   ---------
ASSETS
Current assets:
  Cash, including temporary investments of $6,533
    and $1,588, respectively                            $ 17,521    $ 13,534
  Accounts receivable, net                                86,425      77,735
  Inventories                                            222,460     223,166
  Other current assets                                    33,753      33,078
                                                        --------    --------
      Total current assets                               360,159     347,513

Properties, net                                          152,666     144,627
Other assets                                              32,891      38,956
                                                        --------    --------
                                                        $545,716    $531,096
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt   $  7,523    $  4,454
  Accounts payable and accrued liabilities                97,723      96,246
                                                        --------    --------
      Total current liabilities                          105,246     100,700

Long-term debt                                           180,226     180,100
Deferred income taxes                                         --          --
Other non-current liabilities                             24,092      22,373

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
    authorized, 39,877,000 issued                         39,877      39,877
  Paid-in capital                                        111,238     110,899
  Retained earnings                                       88,319      81,633
  Cumulative currency translation adjustments             (1,015)     (1,072)
  Less - 173,000 and 303,000 common shares in
    treasury at cost, respectively                        (1,474)     (2,545)
  Less - subscriptions receivable and unearned
    compensation                                            (793)       (869)
                                                        --------    --------
                                                         236,152     227,923
                                                        --------    --------
                                                        $545,716    $531,096
                                                        ========    ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                          Three Months Ended
                                                         June 1,     May 27,
                                                          1996        1995
                                                         -------    --------
Cash flow from operating activities:
Net income (loss)                                        $ 8,273    ($18,335)
  Adjustments to reconcile to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                          4,775       4,123
    Deferred taxes and other                                 757       1,046
    Provision for Sunbelt Nursery Group, Inc.
      defaults                                                --      14,000
    Investment gain                                       (1,607)         --
    Change in cash from:
      Inventories                                          5,328      (3,295)
      Accounts receivable and other current assets        (8,499)     (6,407)
      Accounts payable and accrued expenses                  387      (2,991)
      Store-closing reserves                                  (4)     (4,043)
      Other assets, liabilities, and other, net            2,270        (193)
        Net cash provided by (used in) operating         -------     -------
          activities                                      11,680     (16,095)
                                                         -------     -------
Cash flow from investing activities:
  Capital expenditures                                    (9,147)     (3,969)
  Proceeds from disposition of properties                    106         213
  Reserve for Sunbelt Nursery Group, Inc. defaults        (1,010)         --
  Proceeds (payments) from investments                     4,665      (5,000)
                                                         -------     -------
        Net cash used in investing activities             (5,386)     (8,756)
                                                         -------     -------
Cash flow from financing activities:
  Cash dividends                                          (1,587)     (1,208)
  Repayments of long-term debt                               --      (11,500)
  Net (payments) borrowings under line of credit
    agreements                                            (1,802)      1,600
  Proceeds from sales of capital stock, treasury
    stock, and other, net                                  1,082         874
                                                         -------     -------
        Net cash used in financing activities             (2,307)    (10,234)
                                                         -------     -------
Change in cash and cash equivalents                        3,987     (35,085)
Cash and cash equivalents at beginning of period          13,534      50,566
                                                         -------     -------
Cash and cash equivalents at end of period               $17,521     $15,481
                                                         =======     =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED JUNE 1, 1996
                                                           (In thousands)
                                                             (Unaudited)
                                                                             Cumulative              Subscriptions
                                                                              Currency                 Receivable       Total
                                              Common    Paid-in    Retained  Translation   Treasury  and Unearned   Stockholders'
                                               Stock    Capital    Earnings  Adjustments    Stock    Compensation       Equity
                                              -------   --------   --------  -----------  ---------  -------------  -------------
Balance, March 2, 1996                        $39,877   $110,899    $81,633    ($1,072)    ($2,545)       ($869)       $227,923

Purchase of treasury stock                                                                     (78)                         (78)

Restricted stock grant and amortization                                                                      76              76

Stock purchase plan, exercise of stock
  options and other                                          339                             1,149                        1,488

Currency translation adjustments                                                    57                                       57

Cash dividends ($.04 per share)                                      (1,587)                                             (1,587)

Net income                                                            8,273                                               8,273
                                              -------   --------    -------    -------     -------        -----        --------
Balance, June 1, 1996                         $39,877   $111,238    $88,319    ($1,015)    ($1,474)       ($793)       $236,152
                                              =======   ========    =======    =======     =======        =====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED JUNE 1, 1996 AND MAY 27, 1995
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 2, 1996. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of June 1, 1996, and the results of operations and cash flows for the three months ended June 1, 1996 and May 27, 1995 have been made and consist only of normal recurring adjustments, except for the trading losses and the provision for Sunbelt Nursery Group, Inc. defaults recorded for the three months ended May 27, 1995. The results of operations for the three months ended June 1, 1996 and May 27, 1995 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Net income (loss) per share

     Primary net income (loss) per share was determined by dividing net income
(loss) by applicable average shares outstanding.  Fully diluted net income
(loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully dilutive net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income (loss) to reflect assumed conversions. The computation of fully diluted net income (loss) per share for the three months ended May 27, 1995 was antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities, as summarized below:

                                               Three Months Ended
                                                June 1,   May 27,
                                                 1996      1995
                                                -------   -------
                                     (in thousands except per share amounts)

     Net income (loss)                          $ 8,273  ($18,335)
     Assumed conversion of 6 7/8%
       subordinated notes as of end of
       period:
         Plus interest and debt issue
           costs, net of tax                        681       691
                                                -------  --------
     Fully diluted net income (loss)            $ 8,954  ($17,644)
                                                =======  ========
     Average shares outstanding during
       period, including common stock
       equivalents:                              40,153    39,827
         Primary
           Plus assumed exercise of stock
             options                                 35        46
           Plus assumed conversion of
             6 7/8% subordinated notes
             to common stock as of end
             of period                            5,491     5,556
                                                 ------    ------
         Fully diluted                           45,679    45,429
                                                 ======    ======
     Net income (loss) per share:
         Primary                                   $.21     ($.46)
                                                   ====      ====
         Fully diluted                             $.20     ($.46)
                                                   ====      ====

Note 2 - Subsequent event - Conversion of 6 7/8% convertible subordinated notes

     In June 1996, the Company announced the redemption on July 12, 1996 of its $62.8 million outstanding principal amount of 6 7/8% convertible subordinated notes due April 1, 2002 at a redemption price of $1,034.375 plus $19.288 of accrued interest for each note of $1,000 principal amount. The notes were convertible, without interest, into common stock of the Company at any time prior to the close of business on July 10, 1996, at a conversion price of $11.43 per share or an aggregate of 87.49 shares per $1,000 principal amount. Prior to redemption, $62,681,000 of the notes were converted into 5,483,823 shares of the Company's common stock. The conversion and redemption of the notes reduces the Company's long-term debt by $62.8 million and increases its equity capitalization by approximately $62.6 million.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Pier 1 Imports, Inc. ("the Company") recorded net sales of $205.3 million for the first quarter of fiscal 1997, a 16.1% increase over the $176.8 million recorded for the same period of fiscal 1996. Same-store sales for the first quarter of fiscal 1997 grew 10.8% compared to the first quarter of fiscal 1996. The improvement in same-store sales resulted from an 11% increase in store traffic due to the national television advertising campaign implemented during the second quarter of last year, the continued focus on customer service programs and the Company's store remodel and remerchandising programs which have improved the layout and design of approximately 40 stores since the first quarter of last year. Hard goods sales, such as furniture and decorative accessories, during the first quarter of fiscal 1997 increased 16.5%, while soft goods sales of apparel, jewelry and accessories decreased 21.7% during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, respectively. Hard goods and soft goods sales contributed 93.3% and 6.7%, respectively, of merchandise sales for the first quarter of fiscal 1997. The Company plans to de-emphasize apparel in stores as a part of the remodel program during fiscal 1997, and management expects to completely discontinue soft goods in all Pier 1 stores by the end of the first quarter of fiscal 1998. Sales on the Company's proprietary credit card were $55.6 million, or 27.1% of total sales, for the first quarter of fiscal 1997, an increase of $12.1 million, or 27.9% over the same period last year. The Company opened 12 new North American stores and closed six stores during the first quarter of fiscal 1997, bringing the North American store count to 668 at the end of the fiscal 1997 first quarter compared to 643 stores a year ago. Stores worldwide, including North America, Puerto Rico and international operations in the United Kingdom, Mexico and Japan, aggregated 697 at the fiscal 1997 quarter-end.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 0.7% to 39.8% for the first quarter of fiscal 1997 compared to 39.1% for the first quarter of fiscal 1996. Merchandise margins decreased to 53.9% for the first three months of fiscal 1997 from 54.6% for the same period a year ago primarily due to soft goods promotions. In addition, the Company's expanding international operations produce lower margin
rates compared to its North American operations.   Hard goods merchandise
margins improved for the first quarter of fiscal 1997. Store occupancy costs, as a percentage of sales, improved 1.3% to 14.2% during the first three months of fiscal 1997 over the comparable period of fiscal 1996 primarily due to higher sales leveraging relatively fixed rates on store leases coupled with the Company's purchase (in the fourth quarter of fiscal 1996) of the remaining 90% interest in a limited partnership which owns 33 Pier 1 stores previously leased to the Company, thus eliminating base rent expenses for those stores.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 0.1% to 29.5% in the first quarter of fiscal 1997 compared to the same period last year. In total dollars, expenses for the first quarter of fiscal 1997 increased $8.5 million versus the first quarter of fiscal 1996 primarily due to a $4.6 million increase in payroll expenses, which decreased 0.4% as a percentage of sales, a $2.5 million increase in marketing expenditures due to the national television advertising campaign that started in July 1995 and a $1.1 million increase in store operating expenses, which increased 0.2% as a percentage of sales, due to increased costs associated with selling supplies. Other selling, general and administrative expenses increased $0.3 million.

      Operating income increased $3.4 million, or 26.4%, to $16.4 million during the first quarter of fiscal 1997 compared to $13.0 million in the first quarter of fiscal 1996.

      Net interest expense decreased $0.3 million during the first quarter of fiscal 1997 compared to the same period of fiscal 1996 primarily due to higher investment income earned on the investment in Whiffletree Partners, L.P. ("Whiffletree") in the first quarter of fiscal 1997, offset partially by an increase in interest expense resulting from higher floating rate debt coupled with interest expense on the $40 million debt used to acquire the remaining 90% interest in a limited partnership which owns 33 Pier 1 stores.

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

      In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on 13 nursery store sublease agreements with the Company comprising $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the same time, Sunbelt defaulted on three nursery store lease agreements guaranteed by the Company; however such defaults were subsequently cured. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14 million which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. The Company currently has outstanding guarantees on other Sunbelt store lease commitments which aggregated $4.1 million with a present value of approximately $3.4 million at the end of the first quarter of fiscal 1997. The Company is not aware of any defaults on these leases. As of June 1996, two nursery store properties had been sold at costs consistent with the Company's estimates to record the charge. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

      The Company's effective income tax rate for fiscal 1997 is estimated at 40% compared to 40% recorded in the first quarter of fiscal 1996, exclusive of the aforementioned trading losses.

      Net income for the first quarter of fiscal 1997 aggregated $8.3 million or $.20 per share on a fully diluted basis compared to net income before special charges of $6.2 million or $.15 per share on a fully diluted basis for the first quarter of fiscal 1996. Special charges in the first quarter of fiscal 1996 included the $16.0 million in trading losses and the $14.0 million provision for Sunbelt defaults.

Liquidity and Capital Resources

      Cash, including temporary investments, increased $4.0 million to $17.5 million at the end of the first quarter of fiscal 1997 from $13.5 million at fiscal 1996 year-end. The increase is primarily due to cash flow from operations of $11.7 million and the net proceeds from the liquidation of the Whiffletree investment of $4.7 million, offset partially by capital expenditures of $9.1 million, net payments under line of credit agreements of $1.8 million, cash dividend payments of $1.6 million and payments on the reserve for Sunbelt defaults of $1.0 million. Other investing and financing activities provided cash flow of $1.1 million. The improvement in cash provided by operating activities during the first quarter of fiscal 1997 compared to the same period of fiscal 1996 was largely due to higher net income and other non-cash related items of $15.1 million compared to the first quarter of fiscal 1996, which included $16.0 million of trading losses.

      Working capital requirements will continue to be provided by cash from operations and a three-year, $65 million competitive advance and revolving credit facility, of which $25 million was available at fiscal 1997 quarter-end, and other short-term (12 month) bank facilities aggregating $141.2 million, $46.1 million of which was available at the fiscal 1997 quarter-end. The short-term bank facilities consist of $15 million of committed lines of credit and $126.2 million of uncommitted lines. One short-term bank facility providing a $15 million committed line and a $15 million uncommitted line of credit was renewed in May 1996 with substantially the same terms and conditions. The Company is in compliance with the provisions of all loan agreements and lease guarantees at the end of the first quarter of fiscal 1997. The Company's current ratio was 3.4 to 1 at the end of the first quarter of fiscal 1997 compared to 3.5 to 1 at fiscal 1996 year-end and the end of the first quarter of fiscal 1996. The Company's minimum operating lease commitments remaining for fiscal 1997 are $72 million, and the present value of total existing minimum operating lease commitments is $366 million.

      In June 1996, the Company announced the redemption on July 12, 1996 of its $62.8 million outstanding principal amount of 6 7/8% convertible subordinated notes due April 1, 2002 at a redemption price of $1,034.375 plus $19.288 of accrued interest for each note of $1,000 principal amount. The notes were converted, without interest, into common stock of the Company at any time prior to the close of business on July 10, 1996, at a conversion price of $11.43 per share or an aggregate of 87.49 shares per $1,000 principal amount. Prior to redemption, $62,681,000 of the notes were converted into 5,483,823 shares of the Company's common stock.

      Cash requirements to fund the Company's previously established reserve to disengage financial support of Sunbelt are expected to be approximately $12.7 million for the remainder of fiscal 1997 and will be funded through working capital and operations. During the first quarter of fiscal 1997, approximately $1.0 million was expended and charged against the reserve. As of June 1996, two of the thirteen nursery store properties have been sold at costs consistent with the Company's previously recorded reserve. The Company's guarantees of other Sunbelt store lease commitments aggregates $4.1 million with a present value of approximately $3.4 million at the fiscal 1997 first quarter-end. The Company is not aware of any defaults on these leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

      During the first quarter of fiscal year 1997, the Company redeemed its interest in Whiffletree for approximately $4.7 million, yielding a three-year compounded annual return of approximately 14.7% after termination costs.

      In the first quarter of fiscal 1997, the Company paid a $.04 per share cash dividend and has subsequently declared a cash dividend of $.04 per share payable on August 21, 1996 to shareholders of record on August 7, 1996. The Company currently expects to continue to pay cash dividends in fiscal 1997, but intends to retain most of its future earnings for expansion of the Company's business.

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


Date: July 16, 1996     By: /s/ Clark A. Johnson
      -------------         -------------------------------------------
                            Clark A. Johnson, Chairman of the Board
                            and Chief Executive Officer
                            (Principal Executive Officer)



Date: July 16, 1996     By: /s/ Susan E. Barley
      -------------         -------------------------------------------
                            Susan E. Barley, Vice President and
                            Controller
                            (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.             Description
- -------         -----------

10.1            Supplemental Retirement Plan

10.2            Amendment No. 1 to 1989 Employee Stock Option Plan

27              Financial Data Schedule for Three-Month Period ended June 1,
                1996.