Form 10-K405/A
period 1993-02-27
PIER 1 IMPORTS INC/DE
filed 1996-07-17
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 27, 1993.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to __________

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
           (Exact name of the Company as specified in its charter)

          DELAWARE                                               75-1729843
- -------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

     301 Commerce Street, Suite 600
          Fort Worth, Texas                                        76102
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Company's telephone number, including area code:  (817) 878-8000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
        Title of each class                   on which registered
- --------------------------------------        ---------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of May 5, 1993, there were 37,388,689 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of the Company held by non-affiliates was approximately $396 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
- ---------------------              ---------------------
Item 1(b) and Part II              1993 Annual Report to Shareholders
Part III                           Proxy Statement for 1993 Annual Meeting

Items 6, 7, 8 and 14 of the Company's Annual Report on Form 10-K for the year ended February 27, 1993, are amended and restated as set forth below.

Item 6. Selected Financial Data.
                            Pier 1 Imports, Inc.
                        FINANCIAL SUMMARY (Unaudited)
                  ($ in millions except per share amounts)

                              4-Year
                              Compound
                              Annual                Year Ended
                              Growth   -------------------------------------
                              Rate      1993    1992    1991   1990    1989
                              -------  ------  ------  ------ ------  ------
Summary of operations:
 Net sales                     11.0%   $629.2   586.7   562.7  516.9   414.6
 Gross profit                   9.7%   $246.2   228.4   210.5  210.1   169.7
 Selling, general and
  administrative
  expenses                     11.2%   $180.2   172.4   169.9  148.8   117.8
 Depreciation and
  amortization                 10.9%    $15.1    15.0    14.3   13.1    10.0
Nonoperating
 expense, net
 of income(1)                  10.7%    $15.0    16.3    12.3    9.7    10.0
Income before income
 taxes and equity in
 net income (loss)
 of subsidiary(2)               3.0%    $35.9    30.5    14.0   38.5    31.9
 Equity in net income
  (loss) of subsidiary                  ($3.6)    4.5    (2.4)     -       -
 Net income for common
  stockholders                  1.6%    $23.0    26.3     6.3   25.3    21.6
Per common share data
 (adjusted for stock
 splits and dividends):(3)
 Net income for common
  stockholders                          $0.59    0.68    0.16   0.64    0.64
 Cash dividends declared                $0.06       -    0.15   0.12    0.08
 Stockholders' equity          10.6%    $5.11    4.56    4.07   4.60    3.42
Other financial data:
 Working capital               17.7%   $225.2   160.0   126.7  144.3   117.2
 Current ratio                  4.1%      3.4     3.0     2.1    3.2     2.9
 Total assets                  11.3%   $460.5   386.4   428.9  350.5   299.9
 Long-term debt                 5.0%   $147.2   106.8   140.6   92.6   121.3
 Stockholders' equity          14.7%   $200.5   177.1   156.3  181.4   115.8
 Weighted average shares
  outstanding and
  common stock equivalents
  (millions)(3)                          39.2    38.9    38.4   39.5    33.8
 Effective tax rate                     25.9%    28.3    35.8   33.7    31.5
 Return on common
  stockholders'
  average equity                        12.2%    15.8     3.7   17.0    20.6
 Return on average
  total assets                           5.4%     6.5     1.6    7.8     7.7
 Pre-tax return on sales                 5.7%     5.2     2.5    7.4     7.7

- --------------------
Note (1)--Nonoperating expense, net of income is comprised of interest expense and interest income in each fiscal year presented, and in addition, includes net trading gains in fiscal year 1993.

Note (2)--Fiscal 1992 includes a gain on the sale of subsidiary stock of approximately $5.9 million.

Note (3)--Reflects the effect of the 5% stock dividend distributed May 8, 1995. See Note 14 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pier 1 Imports, Inc. (the "Company") is North America's largest specialty retailer of decorative home furnishings, gifts and related items, with 605 stores in operation in 43 states, the District of Columbia and four Canadian provinces at February 27, 1993. In April 1993, the Company completed the sale of its 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host") for common stock of General Host. Sunbelt is a 102-store chain of lawn and garden centers with units in Texas, Oklahoma, Arizona and California. The Company's ownership interest in Sunbelt was accounted for on the equity method during fiscal years 1993 and 1992.

     Results of Operations - The following table summarizes the Company's consolidated results of operations (excluding trading gains) expressed as a percentage of sales for the three-year period ended February 27, 1993.

                                                       For the Years Ended
                                                    ------------------------
                                                     1993     1992     1991
                                                    ------   ------   ------
     Sales                                          100.0%   100.0%   100.0%
     Gross profit                                    39.1     38.9     37.4
     Selling, general and administrative
       expenses                                      28.6     29.4     30.2
     Depreciation and amortization                    2.4      2.6      2.5
     Operating income                                 8.1      7.0      4.7
     Interest expense, net                            2.5      2.8      2.2
     Gain on sale of subsidiary stock                  --      1.0       --
     Income before income taxes and equity in
       net income (loss) of subsidiary                5.7      5.2      2.5
     Income before equity in net income (loss)
       of subsidiary                                  4.2      3.7      1.6
     Equity in net income (loss) of subsidiary       (0.6)     0.8     (0.4)
     Net income                                       3.7      4.5      1.2

Fiscal Years Ended February 27, 1993 and February 29, 1992

     During fiscal 1993, net sales grew $42.6 million, or 7.3%, with same-store sales contributing 3.7% over fiscal 1992. Sales from stores opened in fiscal years 1993 and 1992 increased fiscal 1993 sales levels by 3.6% when compared to fiscal 1992. Twenty-six new stores (net 20) were opened during fiscal 1993.

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

     In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. The Company did not invest funds with the financial consultant during fiscal year 1992. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the net trading losses, the Company has recorded $16.5 million of the net trading losses in fiscal 1996 and restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995, 1994 and 1993 quarterly financial statements have been restated to reflect the net trading losses and gains during those periods based on the information available to the Company. The restatements of the third and fourth quarters of fiscal 1993 have no effect on net income for the full 1993 fiscal year. The Company deposited a total of $10.0 million in the discretionary account in fiscal 1993, and during the third quarter of fiscal 1993 incurred net trading losses in the account of $2.4 million and during the fourth quarter attained a net trading gain of $3.4 million. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995. See:
Note 2 of the Notes to Consolidated Financial Statements.

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

Fiscal Years Ended February 29, 1992 and March 2, 1991

     During fiscal 1992, net sales grew $24.0 million, or 4.3%, with same-store sales declining 3.3% compared to fiscal 1991. Sales from stores opened in fiscal years 1992 and 1991 increased fiscal 1992 sales levels by 7.6% when compared to fiscal 1991. Twenty-eight new stores (net 17) were opened during fiscal 1992.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of net sales, increased from 37.4% during fiscal 1991 to 38.9% in fiscal 1992. This 1.5% improvement was principally the result of selective price increases on certain products early in the fiscal year, improved merchandise mix and distribution efficiencies (which aggregated 2.4%), partially offset by increased store occupancy costs (0.9%).

     Selling, general and administrative expenses, including advertising, comprised 29.4% of sales in fiscal 1992 and improved 0.8% over the 30.2% in fiscal 1991. In total dollars, selling, general and administrative expenses for fiscal 1992 increased $2.5 million over the prior fiscal year, principally due to the increased number of stores in operation during fiscal 1992 that resulted in higher payroll costs and other store-related expenses, partially offset by decreased marketing expenses and lower net proprietary credit card costs in fiscal 1992 versus fiscal 1991.

     Depreciation and amortization expense increased during fiscal year 1992 due primarily to opening 17 net new stores since March 2, 1991.

     Operating income increased to $41.0 million or 7.0% of sales from $26.3 million or 4.7% of sales due primarily to revenue growth from new store openings, improved gross profit rates, and effective expense control.

     Net interest expense as a percentage of sales increased to 2.8% in fiscal 1992 from 2.2% in fiscal 1991. This increase was primarily due to higher levels of average debt outstanding during fiscal 1992 as a result of the Sunbelt acquisition and to higher than average interest rates paid.

     The Company recorded a gain of $5.9 million related to the initial public offering of Sunbelt common stock and the subsequent sale of an additional 600,000 shares of Sunbelt's common stock owned by the Company. Of the net proceeds to Sunbelt, $18 million was paid to the Company and applied to debt reduction.

     The Company's effective income tax rate for fiscal 1992 decreased to 28.3% from 35.8% in the prior year due primarily to favorable tax treatment on the gain from the sale of Sunbelt's common stock.

     The Company recorded equity in net income of Sunbelt for fiscal 1992 of $4.5 million versus a net loss of $2.4 million for fiscal 1991. Sunbelt's business is highly seasonal in nature, with its highest sales and gross profits earned during the spring selling season, while the fall and winter seasons are generally unprofitable. In fiscal 1992, however, the Company's earnings included 100% of Sunbelt's earnings during its profitable spring season and only 56.6% of Sunbelt's losses during the unprofitable months following September 1991.

     Based on reasons previously discussed, net income for fiscal year 1992 of $26.3 million, or $.68 per share, improved from $6.3 million, or $.16 per share in fiscal 1991.

Liquidity and Capital Resources

     The Company's debt, net of cash, during fiscal 1993 declined $14.2 million. Cash flow from operations of $30.5 million contributed to the overall reduction of the Company's net debt position. In April 1992, the Company issued $75 million of 6 7/8% Convertible Subordinated Notes due 2002. The proceeds were used to pay off the balance of a $100 million revolving credit and competitive advance facility and to provide capital for general corporate purposes. Other sources of liquidity over the previous three years have been working capital, bank lines of credit, operating leases, and the sale of 50.5% of Sunbelt stock in fiscal 1992. These funds have been used to reduce short- and long-term debt, fund inventory and fixtures for new store development, further enhance the Pier 1 credit card program, invest in Sunbelt and pay dividends to stockholders. The Company's cash balance at February 27, 1993 was $74 million.

     During fiscal 1993, increases in inventory and capital expenditures were required by the opening of 26 (net 20) new stores and a new distribution center. Such new facilities were funded by operating leases. The Company's plan for fiscal 1994 is to open 40 new stores. Inventory and fixtures for the new store development in fiscal 1994 are anticipated to cost $10 million, which will be funded by working capital, operations and bank lines of credit.

     Funding for construction of new stores planned for fiscal 1994 is expected to be provided by operating leases. Unaffiliated groups are presently committed to make available up to $15 million for development or acquisition of stores leased by the Company. Agreements with these groups are expected to be renewed or replaced beginning in two to five years, and Company management anticipates renewals or replacements under substantially the same terms and conditions. In connection with financing of 35 stores by these unaffiliated groups, the Company has guaranteed the residual value of these buildings at approximately $24 million at the end of the lease terms. The Company's minimum future operating lease commitments for fiscal 1994 including the new stores are $90 million and the present value of total operating lease commitments is $442 million. These commitments will be funded from operating cash flow.

     Working capital requirements are currently provided by cash; short-term revolving lines of credit, including bankers' acceptances and working capital loans; and letters of credit in an aggregate amount of approximately $157 million, of which $33 million is currently outstanding as short-term borrowings and an additional $50 million has been committed under various outstanding letters of credit issued principally in conjunction with overseas merchandise procurements. The Company's current ratio was 3.4 to 1 at the end of fiscal 1993 compared to 3.0 to 1 a year earlier.

     Pursuant to the sale to General Host, the Company is committed to providing Sunbelt a $12 million credit facility either in guarantees of Sunbelt indebtedness or direct loans until April 28, 1994. The Company's commitments are collateralized by 4.2 million shares of Sunbelt's common stock. In addition, through April 28, 1996, the Company has agreed to make available up to $25 million of properties for lease to Sunbelt, which properties will either be acquired or constructed by an unaffiliated third party. The Company has agreed to guarantee Sunbelt's lease obligations under this agreement.

     In fiscal 1993, the Company paid cash dividends aggregating $.065 per common share or $2.4 million. In the last quarter of fiscal 1993, the Board of Directors voted an increase in the quarterly cash dividend of $.02 per share from the previously paid $.015 per quarter during fiscal 1993.

     During fiscal 1993, the Company invested in preference stock of The Pier Retail Group Limited ("The Pier") located in the United Kingdom. This investment in and loans to The Pier aggregated approximately $2 million at fiscal year end 1993. The Pier is a four-store retail operation that offers decorative home furnishings and related items in a store setting similar to that operated by the Company. The Pier plans during the upcoming year to open six new retail locations in England, which will require additional funding of approximately $2 million.

     The Company's inventory purchases are made almost entirely in U.S. dollars. To the extent purchases are made in foreign currencies, the Company usually enters into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

     The Company believes the funds provided from operations, coupled with the Company's cash position and available lines of credit, are more than sufficient to meet its foreseeable cash requirements. Additionally, the Company is not aware of any trends, events or uncertainties that are likely to have a material effect on the Company's results of operations, capital resources or liquidity.

Impact of Inflation and Changing Prices

     Inflation has not had a significant impact on the operations of the Company.

Impact of New Accounting Standards

     Adoption of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," during fiscal 1993 had no effect on results of operations.

     The Financial Accounting Standards Board issued Statement No. 107, "Disclosure about Fair Value of Financial Instruments," in December 1991. This standard requires disclosure of fair value of financial instruments for which it is practicable to estimate fair value. The Company adopted this standard in fiscal 1993 and the required disclosure is included in the appropriate section for each significant category of financial instruments.

     The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes," in February 1992. This standard was adopted by the Company in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," in November 1992. This standard, which is required to be adopted in 1994, requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The impact on the Company of adopting this standard is expected to have no effect on results of operations.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements

Financial Statements:
- --------------------

       Report of Independent Accountants
       Consolidated Statements of Operations for the three years
          ended February 27, 1993
       Consolidated Balance Sheets at February 27, 1993 and February 29, 1992 Consolidated Statements of Cash Flows for the three years ended February 27, 1993
       Consolidated Statements of Stockholders' Equity for the
          three years ended February 27, 1993
       Notes to Consolidated Financial Statements

       Financial Statement Schedules, previously filed May 26, 1993

          For the three years ended February 27, 1993
      II  Accounts Receivable From Related Parties and Underwriters,
             Promoters and Employees Other Than Related Parties
       V  Property, Plant and Equipment
      VI  Accumulated Depreciation and Amortization of Property,
             Plant and Equipment
    VIII  Valuation and Qualifying Accounts and Reserves
      IX  Short-Term Borrowings
       X  Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            Pier 1 Imports, Inc.
                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Pier 1 Imports, Inc. and its subsidiaries at February 27, 1993 and February 29, 1992, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Fort Worth, Texas
April 8, 1993, except for Note 14
as to which the date is April 7,
1995 and Note 2, as to which the
date is February 29, 1996

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                      Year Ended
                                              ----------------------------
                                                1993      1992      1991
                                              --------  --------  --------
Net sales                                     $629,235  $586,659  $562,663

Operating costs and expenses:
 Cost of sales (including buying and
   store occupancy)                            383,053   358,216   352,089
 Selling, general and administrative
   expenses                                    180,218   172,478   169,948
 Depreciation and amortization                  15,097    15,006    14,337
                                              --------  --------  --------
                                               578,368   545,700   536,374
                                              --------  --------  --------
    Operating income                            50,867    40,959    26,289

Nonoperating (income) and expense:
 Interest income                                (3,406)     (594)       --
 Interest expense                               19,401    16,906    12,340
 Net trading gains (Note 2)                     (1,039)       --        --
 Gain on sale of subsidiary stock                   --    (5,886)       --
                                              --------  --------  --------
                                                14,956    10,426    12,340
                                              --------  --------  --------
Income before income taxes and equity
 in net income (loss) of subsidiary             35,911    30,533    13,949
Provision for income taxes                       9,309     8,656     4,988
                                              --------  --------  --------
Income before equity in net income
 (loss) of subsidiary                           26,602    21,877     8,961
Equity in net income (loss) of
 subsidiary                                     (3,585)    4,456    (2,396)
                                              --------  --------  --------
Net income                                      23,017    26,333     6,565
Cumulative dividends on preferred
 stock                                              --        11       250
                                              --------  --------  --------
Net income                                    $ 23,017  $ 26,322  $  6,315
                                              ========  ========  ========

Net income per share                             $0.59     $0.68     $0.16
                                              ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                                          1993      1992
                                                        --------  --------
ASSETS
Current assets:
 Cash, including temporary investments of $66,823
   in fiscal 1993                                       $ 73,585  $  9,001
 Accounts receivable, net of allowance for doubtful
   accounts of $2,404 and $3,185, respectively            34,920    33,519
 Inventories                                             189,593   181,392
 Other current assets                                     20,038    16,161
                                                        --------  --------
    Total current assets                                 318,136   240,073

Properties, net                                          108,011   114,512
Investments in and advances to subsidiary                 22,423    23,804
Other assets                                              11,927     8,016
                                                        --------  --------
                                                        $460,497  $386,405
                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                          $ 33,139  $ 23,228
 Accounts payable and accrued liabilities                 59,791    56,884
                                                        --------  --------
    Total current liabilities                             92,930    80,112

Long-term debt                                           147,246   106,787
Deferred income taxes                                        514     4,854
Other non-current liabilities                             19,313    17,521

Stockholders' equity:
 Common stock, $1.00 par, 100,000,000 shares authorized,
   37,607,000 and 37,225,000 issued, respectively         37,607    37,225
 Paid-in capital                                          93,184    92,303
 Retained earnings                                        74,413    53,844
 Cumulative translation adjustments                         (433)      570
 Less--263,000 and 471,000 common shares in
   treasury, at cost, respectively                        (2,599)   (4,551)
 Less--subscriptions receivable and unearned
   compensation                                           (1,678)   (2,260)
                                                        --------  --------
                                                         200,494   177,131
Commitments and contingent liabilities
                                                        --------  --------
                                                        $460,497  $386,405
                                                        ========  ========

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                      Year Ended
                                               ---------------------------
                                                1993      1992      1991
                                               -------   -------   -------
Cash flow from operating activities:
 Net income                                    $23,017   $26,333   $ 6,565
 Adjustments to reconcile to net cash
   provided by operating activities:
   Depreciation and amortization                15,097    15,006    14,337
   Deferred taxes and other                       (764)    4,475     2,642
   Equity in undistributed losses (earnings)
     of subsidiary                               3,585    (4,456)    2,396
   Gain on sale of subsidiary stock                 --    (5,886)       --
   Change in cash from:
     Inventories                                (8,201)      761   (25,895)
     Accounts receivable and other
      current assets                            (3,670)    1,054    (8,013)
     Accounts payable and accrued expenses         446     7,557     3,979
     Other assets, liabilities, and
      other, net                                 1,011       (13)    5,896
      Net cash provided by operating           -------   -------   -------
        activities                              30,521    44,831     1,907
                                               -------   -------   -------
Cash flow from investing activities:
 Capital expenditures                          (12,619)   (6,169)  (32,154)
 Proceeds from disposition of properties           159    14,076     4,910
 Investments in securities                          --        --     9,500
 Investment in subsidiary                           --        --   (47,689)
      Net cash (used in) provided by           -------   -------   -------
        investing activities                   (12,460)    7,907   (65,433)
                                               -------   -------   -------
Cash flow from financing activities:
 Cash dividends                                 (2,409)      (11)   (5,806)
 Proceeds from issuance of long-term debt       72,353    24,344    48,545
 Repayments of long-term debt                  (35,362)  (59,738)   (1,248)
 Net borrowings (payments) under line of
   credit agreements                             9,983   (46,000)   41,500
 Proceeds from subsidiary stock sale                --    18,072        --
 Proceeds from sales of and (payments for)
   capital stock, treasury stock, and other      1,958     3,144    (9,774)
      Net cash provided by (used in)           -------   -------   -------
        financing activities                    46,523   (60,189)   73,217
                                               -------   -------   -------
Change in cash and cash equivalents             64,584    (7,451)    9,691
Cash and cash equivalents at beginning of year   9,001    16,452     6,761
                                               -------   -------   -------
Cash and cash equivalents at end of year       $73,585   $ 9,001   $16,452
                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                                                        Pier 1 Imports, Inc.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE THREE YEARS ENDED FEBRUARY 27, 1993 (in thousands)
                                                                                          Cumulative                   Subscriptions
                                                                                           Currency                     Receivable
                                         Preferred    Common     Paid-in     Retained     Translation     Treasury      and Unearned
                                           Stock      Stock      Capital     Earnings     Adjustments      Stock        Compensation
                                         ---------    ------     -------     --------     -----------     --------     -------------
Balance March 3, 1990                      $1,500    $35,460     $85,511      $61,557        $  564       $(3,143)         $   --

Purchase of treasury stock                     --         --          --           --            --       (12,932)             --

Restricted stock grant and amortization        --         --          --           --            --         3,042          (2,795)

Subscription receivable                        --         --      (1,010)          --            --         1,903            (893)

Exercise of stock options and other            --         --        (893)          --            --         4,299              --

Currency translation adjustments               --         --          --           --           500            --              --

Cash dividends ($.15 per common share)         --         --          --       (5,806)           --            --              --

Stock dividend (2%)                            --        696       3,308       (4,005)           --            --              --

Excess purchase price investment
  acquired from related party                  --         --          --      (17,178)           --            --              --

Net income                                     --         --          --        6,565            --            --              --
                                           ------     ------     -------      -------       -------        ------         -------

Balance March 2, 1991                       1,500     36,156      86,916       41,133         1,064        (6,831)         (3,688)

Purchase of treasury stock                     --         --          --           --            --        (2,187)            893

Restricted stock grant and amortization        --         --         (37)          --            --          (255)            535

Adjust to Sunbelt fiscal year-end date         --         --          --       (1,177)           --            --              --

Exercise of stock options and other            --         (2)     (1,363)        (160)           --         4,722              --

Currency translation adjustments               --         --          --           --          (494)           --              --

Cash dividends on preferred stock              --         --          --          (11)           --            --              --

Stock dividend (3%)                            --      1,071       9,098      (10,169)           --            --              --

Retirement of preferred stock              (1,500)        --      (2,311)      (2,105)           --            --              --

Net income                                     --         --          --       26,333            --            --              --
                                           ------     ------      ------      -------       -------        ------         -------

Balance February 29, 1992                      --     37,225      92,303       53,844           570        (4,551)         (2,260)

Purchase of treasury stock                     --         --          --           --            --        (1,226)             --

Restricted stock grant and amortization        --         --         (18)          --            --          (511)            582

Exercise of stock options and other            --        382         899          (39)           --         3,689              --

Currency translation adjustments               --         --          --           --        (1,003)           --              --

Cash dividends ($.06 per common share)         --         --          --       (2,409)           --            --              --

Net income                                     --         --          --       23,017            --            --              --
                                           ------     ------     -------      -------       -------       -------         -------

Balance February 27, 1993                  $   --    $37,607     $93,184      $74,413       $  (433)      $(2,599)        $(1,678)
                                           ======    =======     =======      =======       =======       =======         =======

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Statement of significant accounting policies

     Basis of consolidation - The consolidated financial statements of Pier 1 Imports, Inc. and its consolidated subsidiaries (the "Company") include the accounts of all subsidiary companies. All material intercompany transactions and balances have been eliminated. At February 27, 1993, the Company had a 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") (see Note
13). The Company reports the results of Sunbelt using the equity method of accounting. Under such method, the Company's share of net earnings (or losses) of Sunbelt is included as a separate item in the consolidated statement of operations.

     Fiscal periods - The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year of 52 weeks ending on the Saturday nearest the last day of February. Fiscal 1993 ended February 27, 1993, fiscal 1992 ended February 29, 1992, and fiscal 1991 ended March 2, 1991. In fiscal 1992 the Company changed its practice with regard to reporting Sunbelt's results to coincide with Sunbelt's fiscal year ending in January.

     Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The effect of foreign currency exchange rate changes on cash is not material.

     Translation of foreign currencies - Assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

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

     Income taxes - Income tax expense for fiscal 1993 is based on the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). See Note 9 for further discussion. SFAS 109 was issued in February 1992 and was adopted by the Company in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on the Company's financial position or results of operations. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad.

     Net income per share - Net income per share during a period is computed on the weighted average number of common shares plus common stock equivalents outstanding and were 39,227,000, 38,874,000 and 38,357,000 for fiscal 1993, 1992 and 1991, respectively. Computation of weighted average shares outstanding for fiscal 1993, 1992 and 1991 includes common stock equivalents of 625,000, 620,000 and 272,000, respectively. The computation of weighted average number of shares for each year gives retroactive effect to the 2% stock dividend distributed May 15, 1991 and the 3% stock dividend distributed November 19, 1991. Fully diluted net income per share is based on the assumed conversion of all of the 6 7/8% Convertible Subordinated Notes into common stock, whereby interest expense and debt issue costs, net of tax, on the 6 7/8% Convertible Subordinated Notes is added back to net income. Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for each of the three fiscal years ended February 27, 1993 and all periods presented with the exception of a $.01 dilution in the first, second and fourth quarters of fiscal 1993.

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

     The Company's restatements had no effect on net income for the full fiscal year ended February 27, 1993. Restatements of the financial statements indicate trading losses during the third quarter of fiscal 1993 and a recovery of such losses in the fourth quarter of fiscal 1993. The Company did not invest funds with the financial consultant during fiscal 1992. These amounts do not include any conflicting claims involving the financial consultant or other parties, which are expected to be the subject of protracted legal proceedings. The Company has been authorized by the Board of Directors to pursue all legal remedies to recoup the lost funds against any and all parties responsible for the net trading losses. The recorded net losses have not been reduced by any possible recoveries from such sources. The Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time. The amounts of the net trading losses and gains and the effect on net income and net income per share for the quarterly periods in fiscal 1993 are included in Note 15.

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


Note 3 - Proprietary credit card information

     The Company's Preferred Customer Card is managed and administered by an unrelated third party. Credit card account origination costs of $480,000, $528,000 and $583,000 were deferred during fiscal years 1993, 1992 and 1991, respectively. The Company is amortizing these costs over 36 months, which the Company believes is the approximate average active life of an account. The credit cards have no expiration date and no annual fee for the use of the card. At February 27, 1993 and February 29, 1992, deferred costs, net of amortization, totalled $759,000 and $840,000, respectively.

     Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's base and their dispersion across many different geographic areas of the country.

     Net credit card costs related to the Company's proprietary credit card accounts are included in selling, general and administrative expense. A summary of the Company's credit card results for each of the three fiscal years in the period ended February 27, 1993 follows (in thousands):

                                                 1993      1992      1991
                                               -------   -------   -------
     Costs:
       Processing fees                         $ 5,049   $ 4,875   $ 4,659
       Bad debt expense                          1,855     2,702     3,218
                                               -------   -------   -------
                                                 6,904     7,577     7,877
                                               -------   -------   -------
     Income:
       Finance charges                           4,998     4,751     3,984
       Insurance and other income                  165       185       205
                                               -------   -------   -------
                                                 5,163     4,936     4,189
                                               -------   -------   -------
         Net credit card costs                 $ 1,741   $ 2,641   $ 3,688
                                               =======   =======   =======
     Pier 1 Preferred Card sales               $60,661   $48,998   $48,769
                                               =======   =======   =======
     Net cost as a percent of credit sales        2.9%      5.4%      7.6%
                                                  ====      ====      ====
The above costs include no allocation of corporate overhead expenses.

Note 4 - Properties

     Properties are summarized as follows at February 27, 1993 and February 29, 1992 (in thousands):

                                                          1993      1992
                                                        --------  --------
     Land                                               $  7,204  $  7,841
     Buildings                                            32,688    33,027
     Equipment, furniture and fixtures                    85,413    79,965
     Leasehold interests and improvements                 71,545    67,462
     Construction in progress                                214       259
                                                        --------  --------
                                                         197,064   188,554
     Less accumulated depreciation and amortization      (89,053)  (74,042)
                                                        --------  --------
         Properties, net                                $108,011  $114,512
                                                        ========  ========

Note 5 - Accounts payable and accrued liabilities/Other non-current liabilities

     The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at February 27, 1993 and February 29, 1992 (in thousands):

                                                           1993      1992
                                                         -------   -------
     Trade accounts payable                              $23,603   $21,000
     Accrued payroll and fringes                          17,637    14,413
     Accrued taxes, other than income                      6,241     6,385
     Accrued income taxes                                    371     5,990
     Accrued interest                                      3,560     1,839
     Other accrued liabilities and expenses                8,379     7,257
                                                         -------   -------
       Accounts payable and accrued liabilities          $59,791   $56,884
                                                         =======   =======
     Accrued average rent                                $13,531   $11,247
     Other non-current liabilities                         5,782     6,274
                                                         -------   -------
       Other non-current liabilities                     $19,313   $17,521
                                                         =======   =======

Note 6 - Current and long-term debt

     The Company has various lines of credit available which aggregate approximately $157 million. The lines may be used for borrowings through working capital loans, bankers' acceptances or letters of credit. At year end, $33 million had been drawn and approximately $50 million had been committed under various outstanding letters of credit issued primarily in conjunction with overseas merchandise procurements, leaving $74 million of available lines of credit. The weighted average interest rate on short-term borrowings outstanding during the year was 4.4%.

     Long-term debt is summarized as follows (in thousands):

                                                          1993      1992
                                                        --------  --------
       11 1/2% subordinated debentures, net
         of original issue discount of
         $3,179 and $3,547, respectively                $ 21,821  $ 21,453
       Industrial revenue bonds                           25,000    25,000
       11% senior notes                                   25,000    25,000
       6 7/8% convertible subordinated notes              75,000        --
       Competitive advance facility                           --    35,000
       Capital lease obligations                             564       546
       Other                                                  --        18
                                                        --------  --------
                                                         147,385   107,017
       Less - portion due within one year                    139       230
                                                        --------  --------
                                                        $147,246  $106,787
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

     As of February 27, 1993, the fair value of long-term debt was $166.6 million compared to its recorded value of $147.4 million. The fair value of long-term debt was estimated based on the quoted market values for the same or similar debt issues, or rates currently available for debt with similar terms. There are no other significant assets or liabilities with a fair value different from the recorded value.

     The Company has an interest rate swap agreement outstanding with a commercial bank. Under this agreement, the Company pays interest on a $100 million notional principal amount based on a fixed rate of 9.5% through maturity in November 1993. This interest rate swap instrument was designated as a hedge contract against interest rate fluctuations on outstanding floating rate obligations. Accordingly, the differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. In addition, through a separate agreement, the bank has an option to receive a fixed rate of 6.25% and pay 3-month LIBOR for a notional amount of $100 million from November 1993 to August 1995. The fair value of these interest rate swap and option instruments was $6.4 million at year end and represented the estimated amount, which was obtained from counterparties, that the Company would pay to terminate the agreements at February 27, 1993.

     Long-term debt matures as follows (in thousands):


           1994            $   139
           1995              2,670
           1996              2,623
           1997              2,569
           1998              7,564
           Thereafter      131,820
                          --------
                          $147,385
                          ========

     Certain loan agreements require that the Company maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to shareholders and purchases of treasury stock. At year-end, the most restrictive of the agreements limits the aggregate of such payments to $18 million.

Note 7 - Employee benefit plans

     In 1986, the Company adopted a qualified, defined contribution employee retirement plan. Except for the initial enrollment period, all full- and part-time personnel who are at least 21 years old and who have been employed for six months are eligible to participate in the plan. Employees may contribute from 1% to 5% of their compensation and the Company contributes up to 3%. Company contributions to the plan were $915,000, $714,000 and $698,000 in fiscal 1993, 1992 and 1991, respectively.

     In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code.

     The Company maintains a Supplemental Executive Retirement Plan for certain of its executive officers. The plan provides that upon retirement, disability, death or other termination of employment a participant will receive annual benefits. Retirement benefits under the plan vest for each participant at the rate of 10% per year over 10 years of service. The Company's accrued contributions to the plan were $554,000, $443,000 and $367,000 in fiscal 1993, 1992 and 1991, respectively.

Note 8 - Matters concerning stockholders' equity

     Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute a maximum equal to their monthly directors' fees. The Company contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the plan. Approximately 315,900 shares were allocated to Stock Purchase Plan participants during fiscal 1993, all of which were purchased on the open market. Company contributions to the Plan were $841,000, $830,000 and $843,000 in fiscal years 1993, 1992 and 1991, respectively.

     Restricted stock grant plans - In 1992, the Company awarded, subject to and effective upon shareholder approval, 19,157 shares of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for issuance of up to 250,000 shares. The shares of restricted stock were awarded in conjunction with granting of stock options to those officers in September 1992, with the number of shares awarded representing 25% of the number of stock options granted. The restricted stock will vest at the times and to the extent that 25% of such stock options have been exercised and the option shares have been held for two years. This plan is subject to approval by the Company's shareholders in June 1993.

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

     In 1990, the 1980 Stock Option Plan expired subject to outstanding granted options covering 620,801 shares at fiscal year-end 1993.

     A summary of stock option transactions related to the plans, adjusted for stock dividends, during the years ended February 27, 1993 and February 29, 1992, is as follows:

                                                    Shares   Option Prices
                                                  ---------  -------------
     Outstanding at March 2, 1991                 1,453,602  $3.16 - 11.63
       Options granted                               91,925   3.25 - 12.30
       Options exercised                            (79,467)  3.20 -  5.88
       Options cancelled or expired                 (60,080)  4.28 - 12.30
                                                  ---------  -------------
     Outstanding at February 29, 1992             1,405,980  $3.16 - 12.30
       Options granted                               96,649   6.75 - 11.13
       Options exercised                           (428,755)  3.20 - 12.30
       Options cancelled or expired                (157,376)  4.28 - 10.59
                                                  ---------  -------------
     Outstanding at February 27, 1993               916,498  $3.16 - 12.30
                                                  =========  =============

     At February 27, 1993 and February 29, 1992 outstanding options covering 518,530 and 795,165 shares were exercisable and 1,040,473 and 980,037 shares were available for grant, respectively.

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

     Common stock dividend - On March 15, 1991 and November 19, 1991, the Company announced stock dividends of 2% and 3%. Based on the closing price of the Company's common stock at the date of each dividend, the market values of the shares distributed were approximately $4,005,000 and $10,169,000, respectively.

     Loans to officers - 1991 - In fiscal 1991, the Board of Directors approved the sale of 210,000 treasury shares of common stock to certain corporate officers in exchange for promissory notes of $892,500 which approximated fair market value. The notes accrued interest at 9%, with the principal due in 1996. These notes were reflected as a reduction to stockholders' equity in 1991. In fiscal 1992, the Board of Directors authorized the Company to accept approximately 77,600 common shares from these officers, at the current fair market value, in payment for the outstanding loan balances.

     Loans to officers - 1988 - The Board of Directors approved loans to certain corporate officers in 1988 to enable those officers to acquire Pier 1 common stock through open market purchases. These demand notes were unsecured, accrued interest at floating rates, and, if not demanded, would mature in 1994. In fiscal 1992, the Board of Directors authorized the Company to accept approximately 112,600 common shares from certain of these officers at current market value, which together with cash payments, reduced the principal amount outstanding at February 27, 1993 to $758,000.

Note 9 - Income taxes

     In fiscal 1993, the Company adopted SFAS 109. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Adoption of the statement had no effect on results of operations.

     The provision for income taxes consists of (in thousands):

                                                 1993      1992      1991
                                                ------    ------    ------
       Federal:
         Current                                $8,875    $7,232    $6,197
         Deferred                               (1,431)     (153)   (2,137)
       State:
         Current                                 1,765     1,237       580
         Deferred                                 (302)       --        --
       Foreign:
         Current                                   402       340       348
                                                ------    ------    ------
                                                $9,309    $8,656    $4,988
                                                ======    ======    ======

     Deferred tax liabilities (assets) at February 27, 1993 and March 1, 1992 are comprised of the following (in thousands):

                                                          1993      1992
                                                        --------   -------
       Deferred tax liabilities:
         Depreciation                                   $  5,938   $ 6,558
         Deferred store costs                              3,947     3,832
         Other                                               495       508
                                                        --------   -------
                                                          10,380    10,898
                                                        --------   -------
       Deferred tax assets:
         Inventory                                      $ (1,087)  $  (853)
         Accrued average rent                             (5,118)   (4,304)
         Accrued vacation/deferred compensation           (2,319)   (1,727)
         Deferred gain on sale/leaseback                  (1,672)   (1,874)
         Bad debts                                          (850)     (694)
         Other                                              (817)   (1,196)
                                                        --------   -------
                                                         (11,863)  (10,648)
                                                        --------   -------
                                                        $ (1,483)  $   250
                                                        ========   =======

     Components of the difference between the effective tax rate and the statutory rate of expressed as a percentage of pre-tax income are as follows:

                                                  1993      1992      1991
                                                  ----      ----      ----
       U.S. statutory rate                         34%       34%       34%
       Tax treatment on sale of subsidiary
         stock                                     --        (8)       --
       State income taxes                           3         3         3
       Tax-favored investment income               (2)       --        --
       Targeted jobs tax credit                    (1)       (1)       (2)
       Foreign income taxed at lower rates         (8)       --        --
       Other, net                                  --        --         1
                                                  ----      ----      ----
                                                   26%       28%       36%
                                                  ====      ====      ====

Note 10 - Commitments and lease obligations

     The Company leases certain property consisting principally of retail stores, warehouses and transportation equipment under leases expiring through the year 2011. Substantially all retail store locations are leased, generally for terms varying from 10 to 15 years with varying renewal options. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base.

     Capital leases are recorded in the Company's balance sheet as assets along with the related debt obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations as rental expense. The composition of capital leases reflected as assets in the accompanying consolidated balance sheet is as follows (in thousands):

                                                           1993      1992
                                                          ------    ------
       Buildings                                          $  477    $  477
       Equipment, furniture and fixtures                     538     1,123
                                                          ------    ------
                                                           1,015     1,600
       Less accumulated depreciation                         738     1,313
                                                          ------    ------
                                                          $  277    $  287
                                                          ======    ======

     At February 27, 1993, the Company has the following minimum lease commitments in the years indicated (in thousands):

                                               Capital           Operating
     Fiscal Year                                Leases             Leases
     -----------                               -------           ---------
     1994                                         $285            $ 89,728
     1995                                          285              87,731
     1996                                          205              83,465
     1997                                          119              76,526
     1998                                           88              69,907
     Thereafter                                     --             251,580
                                                  ----            --------
     Total lease commitments                       982            $658,937
                                                                  ========
     Less imputed interest                         418
                                                  ----
     Present value of total capital lease
       obligations including current
       portion of $139                            $564
                                                  ====
     Present value of total operating lease
       commitments                                                $442,000
                                                                  ========

     Rental expense incurred was $85,511,000, $81,042,000 and $73,353,000 including contingent rentals of $821,000, $559,000 and $796,000 based upon a percentage of sales and net of sublease incomes totalling $870,000, $836,000 and $676,000 in fiscal 1993, 1992 and 1991, respectively.

     The Company has agreements with unaffiliated groups to lease certain stores and distribution center space. These unaffiliated groups are presently committed to make available up to $15 million for development or acquisition of stores leased by the Company. Agreements with these groups are expected to be renewed or replaced beginning in two to five years, and Company management anticipates renewals or replacements under substantially the same terms and conditions. In connection with the financing of 35 stores by these unaffiliated groups, the Company has guaranteed the residual value of these buildings at approximately $24 million at the end of the lease terms.

Note 11 - Litigation

     In addition to the legal matters discussed in Note 2, there are various other claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these other matters is not determinable at February 27, 1993; however, the Company considers them to be ordinary and routine in nature. While certain of the lawsuits involve substantial amounts, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

Note 12 - Cash flow information

     The following is supplemental cash flow information (in thousands):

                                                 1993      1992      1991
                                               -------   -------   -------
       Cash paid during the year for:
         Interest                              $16,835   $14,033   $15,419
         Income taxes                          $17,126   $ 4,439   $ 8,817

Note 13 - Investment in Sunbelt Nursery Group, Inc. and subsequent event

     In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host Corporation ("General Host"). The Company received as the purchase price for the Sunbelt shares 1,940,000 shares of common stock of General Host which represents approximately 9.7% of the outstanding common stock. This transaction resulted in no gain or loss after taxes.

     Prior to the Company's decision to sell Sunbelt, the Company maintained a 49.5% minority ownership interest in Sunbelt during fiscal 1993. Prior to fiscal 1993, the Company's ownership interest varied from 50.4% in September 1990 to 100% in November 1990, down to 56.6% in November 1991 and 49.5% in February 1992.

     Summarized financial information as reported by Sunbelt as of and for its fiscal years ended January 31, 1993 and 1992 is as follows (in thousands):

                                               Year Ended       Year Ended
                                              Jan. 31, 1993    Jan. 31, 1992
                                              -------------    -------------
     Net sales                                  $138,601         $140,078
                                                --------         --------
     Gross profit                                 61,149           65,018
                                                --------         --------
     Income (loss) before extraordinary items     (7,242)           2,535
                                                --------         --------
     Net income (loss)                          $ (7,242)        $  3,214
                                                ========         ========
                                                  As of Jan. 31, 1993
                                                  -------------------
     Current assets                                     $33,636
     Non-current assets                                  43,617
                                                        -------
       Total assets                                     $77,253
                                                        =======
     Current liabilities                                $33,283
     Non-current liabilities                              4,970
     Equity                                              39,000
                                                        -------
       Total liabilities and equity                     $77,253
                                                        =======
     Pursuant to the sale to General Host, the Company is committed to providing Sunbelt a $12 million credit facility either in guarantees of Sunbelt indebtedness or direct loans until April 28, 1994. The Company's commitments are collateralized by 4.2 million shares of Sunbelt's common stock. In addition, through April 28, 1996, the Company has agreed to make available up to $25 million of properties to lease to Sunbelt, which properties will either be acquired to constructed by an unaffiliated third party. The Company has agreed to guarantee Sunbelt's lease obligations under this agreement.

Note 14 - Subsequent event - stock dividend

     In March 1995, the Company announced a 5% common stock dividend distributable to stockholders of record on May 1, 1995. All per share amounts have been retroactively adjusted to reflect the impact of the stock dividend.

Note 15 - Selected quarterly financial data (unaudited)

     Summarized quarterly financial data (in thousands of dollars except per share amounts) for the years ended February 27, 1993 and February 29, 1992 are set forth below:

                                               Three Months Ended
                                   -----------------------------------------
     Fiscal 1993                    5/30/92    8/29/92   11/28/92    2/27/93
     -----------                   --------   --------   --------   --------

Net sales(1)                       $152,083   $166,416   $144,923   $165,813
                                   ========   ========   ========   ========
Gross profit(1)                    $ 59,732   $ 61,548   $ 56,655   $ 68,247
                                   ========   ========   ========   ========
Net income (loss), as
  restated(2)(5)(6)                $  8,055   $  7,453  ($    172)  $  7,681
                                   ========   ========   ========   ========
Net income (loss) per
  common share, as
  restated(2)(3)(4)(5)                 $.21       $.19       $.00       $.19
                                       ====       ====       ====       ====
Net income available to common
  stockholders, as previously
  reported(6)                      $  8,055   $  7,453   $  2,247   $  5,262
                                   ========   ========   ========   ========
Primary net income per common
  share, as previously
  reported(3)(4)(5)                    $.21       $.19       $.06       $.13
                                       ====       ====       ====       ====

                                               Three Months Ended
                                   -----------------------------------------
     Fiscal 1992                    6/01/91    8/31/91   11/30/91    2/29/92
     -----------                   --------   --------   --------   --------
Net sales                          $144,881   $161,990   $130,707   $149,081
                                   ========   ========   ========   ========
Gross profit                       $ 57,957   $ 62,298   $ 53,103   $ 55,085
                                   ========   ========   ========   ========
Net income(7)                      $ 11,637   $  5,417   $  4,683   $  4,596

Cumulative dividends on
  preferred stock                         5          5          1         --
                                   --------   --------   --------   --------
Net income available to
  common stockholders              $ 11,632   $  5,412   $  4,682   $  4,596
                                   ========   ========   ========   ========
Primary net income per
  common share(3)(4)(8)                $.30       $.14       $.12       $.12
                                       ====       ====       ====       ====

- --------------------
     (1) The restatements of earnings for the quarters of fiscal 1993 had no effect on the Company's previously reported sales and gross profit.

     (2) Fiscal 1993 third quarter and fourth quarter net income (loss) includes trading (losses) gains of ($2,419) and $3,458, respectively.

     (3) Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for both years and for all periods presented with the exception of a $.01 dilution in the first, second and fourth quarters of fiscal year 1993.

     (4)  Reflects the effect of the 5% stock dividend distributed May 8, 1995.

     (5) The financial statements for the first and second quarters of fiscal 1993 were not restated.

     (6) SFAS 109 was issued in February 1992 and was adopted by the Company in the fourth quarter retroactively to the beginning of the 1993 fiscal year. The adoption had no effect on the Company's financial position or results of operations.

     (7) The fourth quarter of fiscal 1992 reflects a tax benefit of 3% due to the resolution of certain issues for which estimated tax liabilities had been accrued.

     (8) Reflects the effect of the 2% stock dividend distributed May 15, 1991 and the 3% stock dividend distributed November 19, 1991.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report.

               1.   Financial Statements

                    Report of Independent Accountants
                    Consolidated Statements of Operations for the three
                         years ended February 27, 1993
                    Consolidated Balance Sheets at February 27, 1993 and
                         February 29, 1992
                    Consolidated Statements of Cash Flows for the three
                         years ended February 27, 1993
                    Consolidated Statements of Stockholders' Equity for the
                         three years ended February 27, 1993

               2.   Financial Statement Schedules, previously filed May 26,
                    1993

                    For the three years ended February 27, 1993
                    II   -    Accounts Receivable From Related Parties and
                              Underwriters, Promoters and Employees Other
                              Than Related Parties
                    V    -    Property, Plant and Equipment
                    VI   -    Accumulated Depreciation and Amortization of
                              Property Plant and Equipment
                    VIII -    Valuation and Qualifying Accounts and Reserves
                    IX   -    Short-Term Borrowings
                    X    -    Supplementary Income Statement Information

               Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

               Financial statements of Sunbelt have been omitted because the Company's proportionate share of the income from continuing operations before income taxes, and total assets of Sunbelt are less than 20% of the respective consolidated amounts, and the investment in and advances to Sunbelt are less than 20% of consolidated total assets.

               (b)  Reports on Form 8-K

                    Not applicable.

               (c)  Exhibits

                    See Exhibit Index.

               (d)  Not applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PIER 1 IMPORTS, INC.


Date:  July 16, 1996               By:  /s/ Clark A. Johnson
       -------------                    -------------------------------------
                                        Clark A. Johnson, Chairman and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:  July 16, 1996               By:  /s/ Susan E. Barley
       -------------                    ------------------------------------
                                        Susan E. Barley
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.    Description
- -----------    -----------

23             Consent of Independent Accountants.