Form 10-Q/A
period 1993-05-29
PIER 1 IMPORTS INC/DE
filed 1996-07-25
CIK 278130

FORM 10-Q/A
                               Amendment No. 1

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 29, 1993

                                     OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from [             ] to [             ]

Commission File Number 1-7832

                            PIER 1 IMPORTS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                                        75-1729843
- -------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification Number)

           301 Commerce Street, Suite 600, Fort Worth, Texas 76102
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (817) 878-8000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ].  No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of June 25, 1993
- --------------------------         --------------------------------------
Common Stock, $1.00 par value                   37,261,298

Items 1 and 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended May 29, 1993 are amended and restated as set forth below.

                                   PART I
                                   ------

Item 1. Financial Statements.
        --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)
                                                       Three Months Ended
                                                        May 29,     May 30,
                                                         1993        1992
                                                       --------    --------
                                                     (as restated)

Net sales                                              $158,593    $152,083

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                                     96,903      92,351
  Selling, general and administrative expenses           47,098      43,373
  Depreciation and amortization                           3,694       3,725
                                                       --------    --------
                                                        147,695     139,449
                                                       --------    --------
      Operating income                                   10,898      12,634
Nonoperating (income) and expense:
  Interest income                                          (634)       (893)
  Interest expense                                        4,910       4,505
  Trading losses (Note 1)                                 3,981          --
                                                       --------    --------
                                                          8,257       3,612
                                                       --------    --------
Income before income taxes and equity
  in net income of subsidiary                             2,641       9,022
Provision for income taxes                                1,920       2,527
                                                       --------    --------
Income before equity in net income of subsidiary            721       6,495
Equity in net income of subsidiary                           --       1,560
                                                       --------    --------
Net income                                             $    721    $  8,055
                                                       ========    ========
Net income per share:
    Primary                                                $.02        $.21
                                                           ====        ====
    Fully diluted                                          $.02        $.20
                                                           ====        ====
Average shares outstanding during period,
  including common stock equivalents:
    Primary                                              39,553      39,118
                                                         ======      ======
    Fully diluted                                        46,115      43,456
                                                         ======      ======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                   May 29,     February 27,
                                                    1993          1993
                                                ------------   ------------
                                                (as restated)
ASSETS
Current assets:
  Cash, including temporary investments of
    $51,409 and $66,823, respectively             $ 60,967       $ 73,585
  Accounts receivable, net                          43,971         34,920
  Inventories                                      204,523        189,593
  Other current assets                              20,774         20,038
                                                  --------       --------
    Total current assets                           330,235        318,136

Properties, net                                    106,191        108,011
Other assets                                        33,492         34,350
                                                  --------       --------
                                                  $469,918       $460,497
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term debt                                $ 47,139       $ 33,139
  Accounts payable and accrued liabilities          54,568         59,791
                                                  --------       --------
      Total current liabilities                    101,707         92,930

Long-term debt                                     147,315        147,246
Deferred income taxes                                  496            514
Other non-current liabilities                       19,066         19,313

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,617,000 and 37,607,000
    issued, respectively                            37,617         37,607
  Paid-in capital                                   93,196         93,184
  Retained earnings                                 74,385         74,413
  Cumulative currency translation adjustments         (385)          (433)
  Less - 162,000 and 263,000 common shares in
    treasury, at cost, respectively                 (1,714)        (2,599)
  Less - subscriptions receivable and unearned
    compensation                                    (1,765)        (1,678)
                                                  --------       --------
                                                   201,334        200,494
                                                  --------       --------
                                                  $469,918       $460,497
                                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                       Three Months Ended
                                                       May 29,      May 30,
                                                        1993         1992
                                                       -------      -------
                                                      (as restated)

Cash flow from operating activities:
Net income                                             $   721      $ 8,055
  Adjustments to reconcile to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                        3,694        3,725
    Deferred taxes and other                             1,765          190
    Equity in undistributed earnings of
      subsidiary                                            --       (1,560)
    Change in cash from:
      Inventories                                      (14,930)      11,209
      Accounts receivable and other current assets      (7,827)      (5,943)
      Accounts payable and accrued expenses             (3,863)       1,072
      Other assets, liabilities, and other, net         (1,246)         609
                                                       -------      -------
        Net cash (used in) provided by operating
          activities                                   (21,686)      17,357
                                                       -------      -------
Cash flow from investing activities:
  Capital expenditures                                  (2,634)      (2,896)
  Proceeds from the disposition of properties              720          240
  Other investing activities                            (3,000)          --
                                                       -------      -------
        Net cash used in investing activities           (4,914)      (2,656)
                                                       -------      -------
Cash flow from financing activities:
  Cash dividends                                          (749)        (552)
  Proceeds from issuance of long-term debt                  --       72,432
  Repayments of long-term debt                              --       (1,000)
  Net borrowings (payments) under line of credit
    agreements                                          14,000      (23,000)
  Proceeds from sales of capital stock, treasury
    stock, and other, net                                  731        1,131
                                                       -------      -------
        Net cash provided by financing activities       13,982       49,011
                                                       -------      -------
Change in cash and cash equivalents                    (12,618)      63,712
Cash and cash equivalents at beginning of period        73,585        9,001
                                                       -------      -------
Cash and cash equivalents at end of period             $60,967      $72,713
                                                       =======      =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 29, 1993
                                                           (In thousands)
                                                             (Unaudited)
                                                                       Cumulative                   Subscriptions
                                                                        Currency                     Receivable         Total
                                   Common     Paid-in     Retained     Translation     Treasury     and Unearned     Stockholders'
                                    Stock     Capital     Earnings     Adjustments       Stock      Compensation        Equity
                                   -------    -------     --------     -----------     --------     -------------    -------------
Balance February 27, 1993          $37,607    $93,184      $74,413        $(433)       $(2,599)         $(1,678)        $200,494

Restricted stock grant and
 amortization                                     (39)                                     192              (87)              66

Stock Purchase Plan, exercise
 of stock options and other             10         51                                      693                               754

Currency translation adjustments                                             48                                               48

Cash dividends, declared or paid                              (749)                                                         (749)

Net income, as restated                                        721                                                           721
                                   -------    -------      -------        -----        -------          -------         --------
Balance May 29, 1993, as restated  $37,617    $93,196      $74,385        $(385)       $(1,714)         $(1,765)        $201,334
                                   =======    =======      =======        =====        =======          =======         ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 29, 1993 AND MAY 30, 1992
                                 (Unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 1 to Form 10-K, for the year ended February 27, 1993. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 29, 1993, and the results of operations and cash flows for the three months ended May 29, 1993, as restated, and May 30, 1992 have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three months ended May 29, 1993, as restated, and May 30, 1992 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 totalled $16.5 million and $2.8 million, respectively. The Company has restated its financial statements for the quarter ended May 29, 1993 to record net trading losses which aggregate $4.0 million. The Company's restatements had no effect on net income for the full 1994 and 1993 fiscal years; however, during the first, second and third quarters of fiscal 1994, the Company incurred net trading losses of $4.0 million, $6.2 million and $4.6 million, respectively, and attained a net trading gain of $14.8 million in the fourth quarter. During fiscal 1993, the Company incurred net trading losses of $2.4 million in the third quarter and attained a net trading gain of $3.4 million in the fourth quarter. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. The Company has not recorded any tax benefit on these trading losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the first quarter of fiscal year 1994 was a reduction of $0.10 per share.

Note 2 - Net income per share

     Primary net income per share was determined by dividing net income by applicable average shares outstanding. Fully diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computation of fully diluted net income per share for the three months ended May 29, 1993 was antidilutive; therefore, the amounts reported for primary and fully diluted net income per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.

                                                   Three Months Ended
                                                    May 29,       May 30,
                                                     1993          1992
                                                    -------       -------
                                                 (as restated)
                                                     (in thousands except
                                                      per share amounts)

Net income                                          $   721       $ 8,055
Assumed conversion of 6 7/8%
    subordinated notes as of date of
    issuance, April 1992:
      Plus interest and debt issue
        costs, net of tax                               813           541
                                                    -------       -------
Fully diluted net income                            $ 1,534       $ 8,596
                                                    =======       =======
Average shares outstanding during
    period, including common stock
    equivalents:
      Primary                                        39,553        39,118
        Plus assumed exercise of stock
          options                                        --            11
        Plus assumed conversion of
          6 7/8% subordinated notes
          to common stock as of date
          of issuance, April 1992                     6,562         4,327
                                                     ------        ------
      Fully diluted                                  46,115        43,456
                                                     ======        ======
Net income per share:
        Primary                                        $.02          $.21
                                                       ====          ====
        Fully diluted                                  $.02          $.20
                                                       ====          ====

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Pier 1 Imports, Inc. ("the Company") had a net sales increase of $6.5 million to $158.6 million, or 4.3% during the three-month period ended May 29, 1993 over the prior year. This sales improvement is the result of a comparable store sales increase of 1.0% and the opening of 23 new North American Pier 1 stores, offset partially by the closing of 10 stores since May 30, 1992, bringing the total number of North American stores to 605 at May 29, 1993.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, declined 0.4% to 38.9% for the first quarter of fiscal 1994 from 39.3% for the comparable period in fiscal 1993. This slight decrease was primarily a result of more merchandise promotions and the relative decrease in softlines sales and relative increase in furniture sales this quarter compared to a year ago. Store occupancy costs, as a percentage of sales, were relatively unchanged during the first quarter of fiscal 1994 versus last year's comparable period.

     Selling, general and administrative expenses, as a percentage of sales, increased 1.2% during the first quarter of fiscal 1994 to 29.7% from 28.5% during the same period last year. In total dollars, selling, general and administrative expenses during the three-month period ended May 29, 1993 increased $3.7 million compared to a year ago, primarily due to an increase in payroll and other store-related costs associated with new store growth (13 net new stores), a $1.1 million increase in advertising costs, and new point-of-sale equipment lease expense, offset partially by gains recorded on the sale of fixed assets.

     Net interest expense of $4.3 million for the first quarter ended May 29, 1993 increased $0.7 million from the same period last year. The increase was partly due to higher short-term borrowings during the first quarter of this fiscal year.

     In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the net trading losses, the Company recorded $16.5 million of the net trading losses in fiscal 1996 and restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995 and 1994 financial statements and fiscal 1993 third and fourth quarter interim financial statements have been restated to reflect the net trading losses and gains during those periods based on information available to the Company. The restatements of the first, second, third, and fourth quarters of fiscal 1994 and the third and fourth quarters of fiscal 1993 have no effect on net income for the full 1994 and 1993 fiscal years, respectively. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995.

     In April 1993, the Company sold its 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host"). The Company received as the purchase price for the Sunbelt shares 1,940,000 shares of common stock of General Host which represents approximately 9.7% of the outstanding common stock. This transaction resulted in no gain or loss after taxes. Due to the Company's sale of Sunbelt, the equity in earnings and losses of Sunbelt are not presented in the Company's current year financial statements.

     The Company's effective tax rate for the interim period of fiscal 1994 exclusive of the aforementioned trading losses increased to 29% compared to 28% for fiscal 1993, primarily due to an increase in the state tax effective rate.

     Operating income decreased $1.7 million to $10.9 million during the first quarter of fiscal 1994 compared to $12.6 million in the first quarter of fiscal 1993. Net income for the three-month period ended May 29, 1993 totalled $0.7 million with net income per share of $.02 on a fully diluted basis compared to net income of $8.1 million or $.20 per share on a fully diluted basis for the same period last year.

Liquidity and Capital Resources

     Cash decreased by $12.6 million during the first quarter of fiscal 1994; this compared to an increase of $63.7 million for the same period in the prior year. The change in cash for the first quarter of fiscal 1994 was comprised of a net of $14.0 million provided by financing activities, offset by cash used in operating activities of $21.7 million and net capital expenditures and other investments of $4.9 million. Cash from operations was affected by inventory increases totalling $14.9 million for fiscal year 1994 to support expected sales increases as well as by an increase in accounts receivable due primarily to successful promotions in the Company's proprietary credit card this quarter. In addition, $4.0 million of trading losses was recognized for the quarter ended May 29, 1993 that negatively impacted operating cash. The Company's debt (net of cash balances) increased $26.7 million since fiscal 1993 year-end due primarily to net borrowings on short-term notes of $14.0 million. The Company intends to utilize its excess cash in the second quarter of fiscal 1994 to repay most of its short-term debt. The current ratio was 3.2 to 1 at May 29, 1993 compared to 3.4 to 1 at February 27, 1993 and 5.2 to 1 at May 30, 1992. The unusually high cash level and current ratio at the end of the first quarter of fiscal 1993 are primarily a result of the issuance in April 1992 of $75 million of 6 7/8% convertible notes.

     In fiscal 1994, the Company paid one quarterly cash dividend of $0.02 per share and has subsequently declared a cash dividend of $0.025 per share payable on August 19, 1993. The Company currently expects to continue to pay cash dividends in fiscal 1994, but intends to retain most of its future earnings for expansion of the Company's business.

     A total of approximately forty new North American stores are planned for the 1994 fiscal year along with the closing of approximately 13 stores. The Company opened six new North American stores and closed six stores during the first quarter of fiscal 1994. The remaining new stores to be opened in fiscal 1994 will be funded through operating leases. The minimum future operating lease commitments for fiscal 1994 are $90 million with total minimum future operating lease commitments of approximately $674 million. Current and future operating leases are expected to be funded by cash flow from operations.

     During the remainder of fiscal 1994, the Company's sources of funds will be operations, bank revolving credit and letter of credit facilities, and operating leases. Currently, the Company has short-term revolving credit and letter of credit facilities amounting to $158 million of which $47 million is outstanding as short-term borrowings and an additional $65 million is committed under letters of credit at May 29, 1993. In the opinion of Company management, these facilities will be adequate to provide financial flexibility for expansion and seasonal working capital requirements for the foreseeable future.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PIER 1 IMPORTS, INC.



Date: July 24, 1996         By: /s/ Clark A. Johnson
      -------------             -------------------------------------------
                                Clark A. Johnson, Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)




Date: July 24, 1996         By: /s/ Susan E. Barley
      -------------             -------------------------------------------
                                Susan E. Barley, Vice President and
                                Controller
                                (Principal Accounting Officer)