Form 10-Q/A
period 1993-08-28
PIER 1 IMPORTS INC/DE
filed 1996-07-25
CIK 278130

FORM 10-Q/A
                               Amendment No. 1

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 28, 1993

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Shares outstanding as of September 27, 1993
- -----------------------------     -------------------------------------------
Common Stock, $1.00 par value                   37,412,533

Items 1 and 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 are amended and restated as set forth below.
                                   PART I
Item 1. Financial Statements.
        --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                  Three Months Ended     Six Months Ended
                                  Aug. 28,   Aug. 29,   Aug. 28,   Aug. 29,
                                    1993       1992       1993       1992
                                  --------   --------   --------   --------
                                (as restated)         (as restated)

Net sales                         $181,441   $166,416   $340,034   $318,499

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)     115,607    104,868    212,510    197,218
  Selling, general and
   administrative expenses          47,235     44,708     94,333     88,081
  Depreciation and amortization      3,932      3,484      7,626      7,209
                                  --------   --------   --------   --------
                                   166,774    153,060    314,469    292,508
                                  --------   --------   --------   --------
     Operating income               14,667     13,356     25,565     25,991

Nonoperating (income) and expense:
  Interest income                     (706)    (1,243)    (1,340)    (2,136)
  Interest expense                   5,018      5,298      9,928      9,803
  Trading losses (Note 1)            6,227         --     10,208         --
                                  --------   --------   --------   --------
                                    10,539      4,055     18,796      7,667
                                  --------   --------   --------   --------
Income before income taxes and
  equity in net income of
  subsidiary                         4,128      9,301      6,769     18,324

Provision for income taxes           3,012      1,871      4,932      4,399
                                  --------   --------   --------   --------
Income before equity in net
  income of subsidiary               1,116      7,430      1,837     13,925

Equity in net income of
  subsidiary                            --         23         --      1,583
                                  --------   --------   --------   --------
Net income                        $  1,116   $  7,453   $  1,837   $ 15,508
                                  ========   ========   ========   ========
Net income per share:
   Primary                            $.03       $.19       $.05       $.40
                                  ========   ========   ========   ========
   Fully diluted                      $.03       $.18       $.05       $.38
                                  ========   ========   ========   ========
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                          39,403     39,043     39,478     39,081
                                  ========   ========   ========   ========
   Fully diluted                    45,979     45,628     46,047     44,542
                                  ========   ========   ========   ========
The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                   August 28,   February 27,
                                                      1993          1993
                                                  ------------  ------------
                                                  (as restated)
ASSETS

Current assets:
  Cash, including temporary investments of $538
    and $66,823, respectively                         $ 12,883      $ 73,585
  Accounts receivable, net                              53,400        34,920
  Inventories                                          210,047       189,593
  Other current assets                                  26,749        20,038
                                                      --------      --------
      Total current assets                             303,079       318,136

Properties, net                                        106,109       108,011
Other assets                                            34,204        34,350
                                                      --------      --------
                                                      $443,392      $460,497
                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term
    debt                                              $ 17,139      $ 33,139
  Accounts payable and accrued liabilities              58,182        59,791
                                                      --------      --------
      Total current liabilities                         75,321        92,930

Long-term debt                                         147,385       147,246
Deferred income taxes                                      412           514
Other non-current liabilities                           20,149        19,313

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,617,000 and 37,607,000
    issued, respectively                                37,617        37,607
  Paid-in capital                                       93,010        93,184
  Retained earnings                                     74,375        74,413
  Cumulative currency translation adjustments             (699)         (433)
  Less - 229,000 and 263,000 common shares in
    treasury, at cost, respectively                     (2,325)       (2,599)
  Less - subscriptions receivable and unearned
    compensation                                        (1,853)       (1,678)
                                                      --------      --------
                                                       200,125       200,494
                                                      --------      --------
                                                      $443,392      $460,497
                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Six Months Ended
                                                    August 28,    August 29,
                                                       1993          1992
                                                    ----------    ----------
                                                  (as restated)
Cash flow from operating activities:
  Net income                                         $ 1,837       $15,508
  Adjustments to reconcile to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                      7,626         7,209
    Deferred taxes and other                           2,222         1,914
    Equity in undistributed earnings of
      subsidiary                                          --        (1,583)
    Changes in cash from:
      Inventories                                    (20,454)       13,180
      Accounts receivable and other current assets   (23,190)       (5,816)
      Accounts payable and accrued expenses             (237)       (1,028)
      Other assets, liabilities and other, net            33           675
        Net cash (used in) provided by operating     -------       -------
          activities                                 (32,163)       30,059
                                                     -------       -------
Cash flow from investing activities:
  Capital expenditures                                (6,978)       (5,392)
  Proceeds from disposition of properties                748           809
  Other investing activities                          (4,189)       (1,709)
                                                     -------       -------
        Net cash used in investing activities        (10,419)       (6,292)
                                                     -------       -------
Cash flow from financing activities:
  Cash dividends                                      (1,686)       (1,107)
  Net (payments) borrowings under line of credit
    agreements                                       (16,000)        9,983
  Proceeds from issuance of long-term debt                --        72,432
  Repayments of long-term debt                            --       (35,235)
  (Payments) proceeds from (purchases) sales of
    capital stock, treasury stock, and other, net       (434)        1,806
        Net cash (used in) provided by financing     -------       -------
          activities                                 (18,120)       47,879
                                                     -------       -------
Change in cash and cash equivalents                  (60,702)       71,646
Cash and cash equivalents at beginning of period      73,585         9,001
                                                     -------       -------
Cash and cash equivalents at end of period           $12,883       $80,647
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 28, 1993
                                                           (In thousands)
                                                             (Unaudited)
                                                                       Cumulative                   Subscriptions
                                                                        Currency                     Receivable         Total
                                   Common     Paid-in     Retained     Translation     Treasury     and Unearned     Stockholders'
                                    Stock     Capital     Earnings     Adjustments       Stock      Compensation        Equity
                                   -------    -------     --------     -----------     --------     -------------    -------------
Balance February 27, 1993          $37,607    $93,184      $74,413        $(433)       $(2,599)         $(1,678)        $200,494

Restricted stock grant and
 amortization                                     (66)                                     376             (175)             135

Stock Purchase Plan, exercise
 of stock options and other             10       (108)        (189)                       (102)                             (389)

Currency translation adjustments                                           (266)                                            (266)

Cash dividends, declared or paid                            (1,686)                                                       (1,686)

Net income, as restated                                      1,837                                                         1,837
                                   -------    -------      -------        -----        -------          -------         --------
Balance August 28, 1993, as
 restated                          $37,617    $93,010      $74,375        $(699)       $(2,325)         $(1,853)        $200,125
                                   =======    =======      =======        =====        =======          =======         ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTHS ENDED AUGUST 28, 1993 AND AUGUST 29, 1992
                                 (Unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K, and Amendment No. 1 to Form 10-K, for the year ended February 27, 1993. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 28, 1993 and the results of operations and cash flows for the interim periods ended August 28, 1993, as restated, and August 29, 1992 have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three and six months ended August 28, 1993, as restated, and August 29, 1992 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 totalled $16.5 million and $2.8 million, respectively. The Company has restated its financial statements for the first and second quarters of fiscal 1994 to record net trading losses of $4.0 million for the quarter ended May 29, 1993 and $6.2 million for the quarter ended August 28, 1993. The Company's restatements had no effect on net income for the full 1994 and 1993 fiscal years; however, during the first, second and third quarters of fiscal 1994, the Company incurred net trading losses of $4.0 million, $6.2 million and $4.6 million, respectively, and attained a net trading gain of $14.8 million in the fourth quarter. During fiscal 1993, the Company incurred net trading losses of $2.4 million in the third quarter and attained a net trading gain of $3.4 million in the fourth quarter. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. The Company has not recorded any tax benefit on these trading losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the three and six months ended August 28, 1993 was a reduction of $0.16 per share and $0.26 per share, respectively.

Note 2 - Net income per share

     Primary net income per share was determined by dividing net income by applicable average shares outstanding. Fully diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computation of fully diluted net income per share for the three and six months ended August 28, 1993 was antidilutive; therefore, the amounts reported for primary and fully diluted net income per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.

                                    Three Months Ended    Six Months Ended
                                    Aug. 28,   Aug. 29,  Aug. 28,   Aug. 29,
                                      1993       1992      1993       1992
                                    --------   --------  --------   --------
                                  (as restated)        (as restated)
                                     (in thousands except per share amounts)

Net income                           $1,116     $7,453    $1,837    $15,508
Assumed conversion of 6 7/8%
  subordinated notes as of date of
  issuance, April 1992:
    Plus interest and debt issue
      costs, net of tax                 812        812     1,624      1,353
                                     ------     ------    ------    -------
Fully diluted net income             $1,928     $8,265    $3,461    $16,861
                                     ======     ======    ======    =======
Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                          39,403     39,043    39,478     39,081
      Plus assumed exercise of
        stock options                    14         23         7         16
      Plus assumed conversion of
        6 7/8% subordinated notes
        to common stock as of date
        of issuance, April 1992       6,562      6,562     6,562      5,445
                                     ------     ------    ------     ------
    Fully diluted                    45,979     45,628    46,047     44,542
                                     ======     ======    ======     ======
Net income per share:
  Primary                              $.03       $.19      $.05       $.40
                                       ====       ====      ====       ====
  Fully diluted                        $.03       $.18      $.05       $.38
                                       ====       ====      ====       ====

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Pier 1 Imports, Inc. ("the Company") had a net sales increase of 9.0% to $181.4 million and 6.8% to $340.0 million for the second quarter and six-month periods of the 1994 fiscal year compared to the same periods last year. Comparable store sales improved 6.2% during the second quarter and 3.7% for the first half of fiscal 1994. The Company has grown to a total of 612 North American retail locations as of the end of the second fiscal quarter compared to 597 a year earlier.

     Gross profit, after related buying and store occupancy costs, as a percentage of sales, declined 0.7% to 36.3% for the second quarter and 0.6% to 37.5% for the six-month period ended August 28, 1993 compared to the same periods last year. Strong sales promotions in June and July generated sales increases but caused a slight deterioration in gross profit as a percent of sales. In addition, clothing sales lowered gross margins due to clearance markdowns taken in the spring and summer lines. Store occupancy costs, as a percentage of sales, improved 0.6% for the second quarter and 0.4% for the first six months of fiscal 1994 versus last year's comparable periods.

     Selling, general, and administrative expenses, as a percentage of sales, for the second quarter of fiscal 1994 improved 0.9% to 26.0% from 26.9% during the same period last year. In total dollars, selling, general and administrative expenses during the second fiscal quarter increased $2.5 million compared to a year ago. These increased expenses were primarily due to higher payroll and other store-related costs associated with new store growth (15 net new North American stores), and new point-of-sale equipment leased for the stores, offset partially by improved experience on the Company's proprietary credit card bad debts. Selling, general and administrative expenses for the first six months of the fiscal year were up $6.3 million but flat as a percentage of sales compared to the same period last year.

     Net interest expense of $4.3 million for the second quarter and $8.6 million for the six-month period ended August 28, 1993 increased $0.3 million and $0.9 million, respectively, compared to the same periods last year. The increases resulted from lower interest income earned on reduced cash and temporary investment balances this year compared to last year.

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

     In April 1993, the Company sold its 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host"). The Company received as the purchase price for the Sunbelt shares 1,940,000 shares of common stock of General Host which represents approximately 9.7% of General Host's outstanding common stock. This transaction resulted in no gain or loss after taxes. Due to the Company's sale of Sunbelt, the equity in earnings and losses of Sunbelt are not presented in the Company's current year financial results.

     The Company's effective tax rate for the interim periods of fiscal 1994 exclusive of the aforementioned trading losses increased to 29% compared to 24% for fiscal 1993, primarily due to an increase in the state tax effective rate.

     Operating income improved $1.3 million to $14.7 million during the second quarter of fiscal 1994 compared to the same period in fiscal 1993.
The Company recorded net income of $1.1 million or $0.03 per primary share in the second quarter of fiscal 1994 compared to last year's second quarter of $7.5 million or $0.19 per primary share. Operating income for the first six months of fiscal 1994 was $25.6 million versus $26.0 million for the same period last year. Net income for the first six months of fiscal 1994 was $1.8 million or $0.05 per primary share compared to $15.5 million or $0.40 per primary share for the first six months of fiscal 1993.

Liquidity and Capital Resources

     The Company's cash decreased $60.7 million during the first six months of fiscal 1994 compared to an increase of $71.6 million for the same period in the prior year. Operational working capital uses of cash during the first half of fiscal 1994 consisted of a $20.5 million increase in inventory due to anticipated sales gains in the third and fourth quarters, the arrival of seasonal goods for Christmas, and an additional $23.2 million increase in accounts receivable primarily as a result of strong credit sales utilizing the Company's proprietary credit card. In addition, $10.2 million of trading losses was recognized for the six months ended August 28, 1993 that negatively impacted operating cash. Other uses of cash include net capital expenditures and other investing activities of $10.4 million, net payments on short-term borrowings of $16.0 million and cash dividend payments of $1.7 million. These uses of cash were offset partially by net income adjusted for non-cash expenses totalling $11.7 million. To fund these expenditures, the Company's debt (net of cash balances) increased $44.8 million since fiscal 1993 year-end and $52.2 million since August 29, 1992. The current ratio of
4.0 to 1 at August 28, 1993 improved over the 3.4 to 1 ratio at February 27, 1993 and at August 29, 1992. The total debt to equity ratio was 0.82 to 1 at August 28, 1993, an improvement over the 0.90 to 1 ratio at fiscal 1993 year-end and the 0.93 to 1 ratio at August 29, 1992.

     For the first six months of fiscal 1994, the Company paid cash dividends aggregating $.045 per share, and has subsequently declared a cash dividend of $.025 per share payable on November 17, 1993. During the second quarter of fiscal 1994, the Board of Directors voted an increase in the quarterly cash dividend to $.025 per share from the previously paid $.02 per share.

     The Company opened 14 new North American stores and closed seven stores during the first six months of fiscal 1994. A total of approximately 45 new North American stores are planned for this fiscal year. Inventory and fixtures for the new store development in fiscal 1994 are anticipated to cost $11 million, which will be funded by working capital, operations, and bank lines of credit. The remaining new stores to be opened in fiscal 1994 will be funded through operating leases. The minimum future operating lease commitments for fiscal 1994 are $91 million with total minimum future operating lease commitments of approximately $691 million. Current and future operating leases are expected to be funded by cash flow from operations.

     During the remainder of fiscal 1994, the Company's sources of funds will be operations and bank revolving credit facilities. The Company has two committed bank revolving lines of credit aggregating to $30 million as well as other short-term revolving credit and letter of credit facilities amounting to $98.5 million, for a total of $128.5 million. At August 28, 1993, $17 million was outstanding as short-term borrowings and an additional $53 million was used to support letters of credit. In the opinion of Company management, these facilities will be adequate to provide financial flexibility for expansion and seasonal working capital requirements for the foreseeable future.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PIER 1 IMPORTS, INC.


Date: July 24, 1996           By: /s/ Clark A. Johnson
      -------------               ----------------------------------------
                                  Clark A. Johnson, Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date: July 24, 1996               /s/ Susan E. Barley
      -------------               ----------------------------------------
                                  Susan E. Barley, Vice President and
                                  Controller
                                  (Principal Accounting Officer)