Form 10-Q/A
period 1993-11-27
PIER 1 IMPORTS INC/DE
filed 1996-07-25
CIK 278130

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of December 20, 1993
- -----------------------------      ------------------------------------------
Common Stock, $1.00 par value                     37,530,028

Items 1 and 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1993 are amended and restated as set forth below.
                                   PART I
                                   ------

Item 1. Financial Statements.
        --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)


                                  Three Months Ended     Nine Months Ended
                                  Nov. 27,   Nov. 28,   Nov. 27,   Nov. 28,
                                    1993       1992       1993       1992
                                  --------   --------   --------   --------
                                     (as restated)         (as restated)

Net sales                         $163,457   $144,923   $503,491   $463,422

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)     100,435     88,268    312,945    285,486
  Selling, general and
   administrative expenses          49,115     43,982    143,448    132,063
  Depreciation and amortization      3,980      3,551     11,606     10,760
                                  --------   --------   --------   --------
                                   153,530    135,801    467,999    428,309
                                  --------   --------   --------   --------
     Operating income                9,927      9,122     35,492     35,113

Nonoperating (income) and expense:
  Interest income                     (392)      (683)    (1,732)    (2,819)
  Interest expense                   4,634      5,013     14,562     14,816
  Trading losses (Note 1)            4,550      2,419     14,758      2,419
                                  --------   --------   --------   --------
                                     8,792      6,749     27,588     14,416
                                  --------   --------   --------   --------
Income before income taxes
  and equity in net income
  (loss) of subsidiary               1,135      2,373      7,904     20,697

Provision for income taxes           1,643      1,146      6,575      5,545
                                  --------   --------   --------   --------
Income before equity in net
  income (loss) of subsidiary         (508)     1,227      1,329     15,152

Equity in net income (loss)
  of subsidiary                         --     (1,399)        --        184
                                  --------   --------   --------   --------
Net income (loss)                 $   (508)  $   (172)  $  1,329   $ 15,336
                                  ========   ========   ========   ========

Net income (loss) per share          $(.01)      $.00       $.03       $.39
                                  ========   ========   ========   ========
Average shares outstanding
  during period, including
  common stock equivalents          39,560     39,232     39,505     39,131
                                  ========   ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                  November 27,  February 27,
                                                      1993          1993
                                                 -------------  ------------
                                                  (as restated)
ASSETS

Current assets:
  Cash, including temporary investments of
    $3,150 and $66,823, respectively                  $ 17,130      $ 73,585
  Accounts receivable, net                              51,950        34,920
  Inventories                                          208,638       189,593
  Other current assets                                  29,963        20,038
                                                      --------      --------
      Total current assets                             307,681       318,136

Properties, net                                        111,819       108,011
Other assets                                            36,376        34,350
                                                      --------      --------
                                                      $455,876      $460,497
                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term
    debt                                              $ 27,639      $ 33,139
  Accounts payable and accrued liabilities              60,130        59,791
                                                      --------      --------
      Total current liabilities                         87,769        92,930

Long-term debt                                         147,670       147,246
Deferred income taxes                                      404           514
Other non-current liabilities                           20,565        19,313

Stockholders' equity:
  Common stock, $1.00 par, 100,000,000 shares
    authorized, 37,617,000 and 37,607,000
    issued, respectively                                37,617        37,607
  Paid-in capital                                       92,787        93,184
  Retained earnings                                     72,929        74,413
  Cumulative currency translation adjustments             (822)         (433)
  Less - 125,000 and 263,000 common shares in
    treasury, at cost, respectively                     (1,266)       (2,599)
  Less - subscriptions receivable and unearned
    compensation                                        (1,777)       (1,678)
                                                      --------      --------
                                                       199,468       200,494
                                                      --------      --------
                                                      $455,876      $460,497
                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                       Nine Months Ended
                                                  November 27,  November 28,
                                                      1993          1992
                                                  ------------  ------------
                                                         (as restated)
Cash flow from operating activities:
  Net income                                         $ 1,329       $15,336
  Adjustments to reconcile to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                     11,606        10,760
    Deferred taxes and other                           2,198          (141)
    Equity in undistributed earnings
      of subsidiary                                       --          (184)
    Changes in cash from:
      Inventories                                    (19,045)        3,419
      Accounts receivable and other current
        assets                                       (24,857)      (10,115)
      Accounts payable and accrued expenses            1,711         4,425
      Other assets, liabilities and other, net         1,171           633
        Net cash (used in) provided by operating     -------       -------
          activities                                 (25,887)       24,133
                                                     -------       -------
Cash flow from investing activities:
  Capital expenditures                               (20,521)       (8,429)
  Proceeds from disposition of properties                791         1,077
  Loan to Sunbelt Nursery Group, Inc.                 (1,000)           --
  Proceeds from Sunbelt Nursery Group, Inc.            2,105            --
  Other investing activities                          (4,259)       (1,636)
                                                     -------       -------
        Net cash used in investing activities        (22,884)       (8,988)
                                                     -------       -------
Cash flow from financing activities:
  Cash dividends                                      (2,624)       (1,662)
  Proceeds from issuance of long-term debt                --        72,432
  Repayments of long-term debt                            --       (35,331)
  Net (payments) borrowings under line of credit
    agreements                                        (5,500)        9,983
  Proceeds from sales of capital stock, treasury
    stock, and other, net                                440         2,424
        Net cash (used in) provided by financing     -------       -------
          activities                                  (7,684)       47,846
                                                     -------       -------
Change in cash and cash equivalents                  (56,455)       62,991
Cash and cash equivalents at beginning of period      73,585         9,001
                                                     -------       -------
Cash and cash equivalents at end of period           $17,130       $71,992
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 27, 1993
                                                           (In thousands)
                                                             (Unaudited)
                                                                       Cumulative                   Subscriptions
                                                                        Currency                     Receivable         Total
                                   Common     Paid-in     Retained     Translation     Treasury     and Unearned     Stockholders'
                                    Stock     Capital     Earnings     Adjustments       Stock      Compensation        Equity
                                   -------    -------     --------     -----------     --------     -------------    -------------
Balance February 27, 1993          $37,607    $93,184      $74,413        $(433)       $(2,599)         $(1,678)        $200,494

Restricted stock grant and
  amortization                                    (66)                                     376              (99)             211

Stock Purchase Plan, exercise
  of stock options and other            10       (331)        (189)                        957                               447

Currency translation adjustments                                           (389)                                            (389)

Cash dividends, declared or paid                            (2,624)                                                       (2,624)

Net income, as restated                                      1,329                                                         1,329
                                   -------    -------      -------        -----        -------          -------         --------
Balance November 27, 1993, as
  restated                         $37,617    $92,787      $72,929        $(822)       $(1,266)         $(1,777)        $199,468
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


     The accompanying unaudited financial statements should be read in con-junction with the Annual Report on Form 10-K, and Amendment No. 1 to Form 10-K, for the year ended February 27, 1993. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 27, 1993, as restated, and the results of operations and cash flows for the interim periods ended November 27, 1993 and November 28, 1992, as restated, have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three and nine months ended November 27, 1993 and November 28, 1992, as restated, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 totalled $16.5 million and $2.8 million, respectively. The Company's restatements had no effect on net income for the full 1994 and 1993 fiscal years; however, during the first, second and third quarters of fiscal 1994, the Company incurred net trading losses of $4.0 million, $6.2 million and $4.6 million, respectively, and attained a net trading gain of $14.8 million in the fourth quarter. During fiscal 1993, the Company incurred net trading losses of $2.4 million in the third quarter and attained a net trading gain of $3.4 million in the fourth quarter. The financial statements for the
first and second quarters of fiscal 1993 do not require restatement.   The
Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the three and nine months ended November 27, 1993 was a reduction of $.12 per share and $0.38 per share, respectively.

                                   PART I
                                   ------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Pier 1 Imports, Inc. ("the Company") had a net sales increase of 12.8% to $163.5 million and 8.6% to $503.5 million for the third quarter and nine-month periods of the 1994 fiscal year compared to the same periods last year. Comparable store sales improved 8.6% during the third quarter and 5.1% for the first nine months of fiscal 1994. At November 27, 1993, the Company operated 637 North American stores in 47 states, Puerto Rico and Canada, and has investments in operations in the United Kingdom and Mexico.

     Gross profit, after related buying and store occupancy costs, as a percentage of sales, was 38.6% for the third quarter and 37.8% for the first nine months in fiscal 1994 compared to 39.1% and 38.4% for the same periods last year. These 0.5% and 0.6% decreases from last year's third quarter and the first nine months of fiscal 1993, respectively, were primarily a result of a change in the sales mix with more furniture and less clothing sales compared with the prior periods, as well as increases in clearance markdowns taken on clothing over the prior periods. Store occupancy costs, as a percentage of sales, improved 0.9% for the quarter and 0.5% for the first nine months of fiscal 1994 versus last year's comparable periods.

     Selling, general, and administrative expenses, as a percentage of sales, for the third quarter of fiscal 1994 improved slightly to 30.0% from 30.3% during the same period last year. In total dollars, selling, general and administrative expenses during the third quarter of fiscal 1994 increased $5.1 million compared to a year ago. These increased expenses were primarily due to higher payroll and other store-related costs associated with new store growth (31 net new North American stores since November 28, 1992) and new point-of-sale equipment leased for the stores, offset partially by lower marketing expenses. Selling, general and administrative expenses for the first nine months of the fiscal year were up $11.4 million but unchanged as a percentage of sales compared to the same period last year.

     Net interest expense of $4.2 million for the third quarter and $12.8 million for the nine-month period ended November 27, 1993 decreased $0.1 million and increased $0.8 million, respectively, compared to the same periods last year. The increase resulted from lower interest income earned on reduced cash balances this year compared to last year.

     In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the net trading losses, the Company recorded $16.5 million of the net trading losses in fiscal 1996 and restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995 and 1994 financial statements and the fiscal 1993 third and fourth quarter interim financial statements have been restated to reflect the net trading losses and gains during those periods based on information available to the Company. The restatements of the first, second, third, and fourth quarters of fiscal 1994 and the third and fourth quarters of fiscal 1993 have no effect on net income for the full 1994 and 1993 fiscal years, respectively. The financial statements for the first and second quarters of fiscal 1993 do not require restatement. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995.

     The Company's effective tax rate for the interim periods of fiscal 1994 exclusive of the aforementioned trading losses increased to 29% compared to 24% for fiscal 1993, primarily due to an increase in the state tax effective rate.

     Operating income improved $0.8 million to $9.9 million during the third quarter of fiscal 1994 compared to $9.1 million for the same period last year. The Company recorded net losses of $0.5 million or $.01 per share during the third quarter of fiscal 1994 compared to net losses of $0.2 million or $.00 per share during the third quarter of fiscal 1993. Net income for the first nine months of fiscal year 1994 was $1.3 million or $0.03 per share compared to $15.3 million or $0.39 per share for the same period last year.

     Pursuant to the sale of its 49.5% ownership interest in Sunbelt Nursery Group, Inc. ("Sunbelt") to General Host Corporation ("General Host") effective April 2, 1993, the Company agreed to make available up to $25 million of properties for lease to Sunbelt through April 28, 1996 and provide Sunbelt a $12 million credit facility either in guarantees of Sunbelt indebtedness or direct loans until April 28, 1994. Sunbelt's repayment obligations under this agreement are secured by General Host's pledge of 4.2 million shares of Sunbelt common stock. As of November 27, 1993, approximately $23 million of the properties' facility and $12 million of the credit facility were outstanding. In its latest Form 10-Q filed with the Securities and Exchange Commission, Sunbelt reported losses from operations through the three- and nine-month periods ended October 31, 1993 of $5.4 million and $2.6 million, respectively, and cash flow from operations of $2.2 million for the nine months ended October 31, 1993. Additionally, Sunbelt reported that in the event additional lines of credit or guarantees are not obtained from commercial banks, General Host or the Company, Sunbelt may be required to close stores, liquidate inventories or take other unspecified measures to meet working capital needs, and there can be no assurance that these measures would provide sufficient liquidity to satisfy those working capital needs. The Company and General Host has discussed Sunbelt's future business prospects and its ability to obtain future financing. Present discussions with General Host have not progressed sufficiently for the Company to determine a course of action it may take based on Sunbelt's financial position or the impact, if any, on the Company's results of operations.

Liquidity and Capital Resources

     The Company's current ratio improved to 3.5 to 1 at November 27, 1993 over the 3.4 to 1 ratio at February 27, 1993 and the 3.3 to 1 ratio at November 28, 1992. Additionally, the Company's total debt to equity improved to 0.88 to 1 at November 27, 1993 from 0.90 to 1 ratio at fiscal 1993 year-end and the 0.94 to 1 ratio at November 28, 1992. The Company's cash flow from operating activities decreased $25.9 million during the first nine months of fiscal 1994 compared to an increase of $24.1 million for the same period of fiscal 1993. Uses of cash included trading losses of $14.8 million for the first nine months of fiscal 1994 compared to $2.4 million a year ago, $19.0 million of inventory increases to support new stores and anticipated sales gains, and a $24.9 million increase in accounts receivable and other current assets primarily as a result of strong sales on the Pier 1 Preferred Card, the Company's proprietary credit card. Other uses of cash include capital expenditures of $20.5 million, which includes expenditures of $3.0 million to purchase six franchise stores, and the net pay-down of short-term borrowings of $5.5 million

     For the first nine months of fiscal 1994, the Company paid cash dividends aggregating $.07 per share, and has subsequently declared a cash dividend of $.025 per share payable on February 17, 1994. The Company currently expects to continue to pay cash dividends in fiscal 1994, but intends to retain most of its future earnings for expansion of the Company's business.

     The Company opened 42 new North American stores and closed 10 North American stores during the first nine months of fiscal 1994 and expects to open 3 additional stores prior to the end of fiscal 1994. New store openings in fiscal 1994 are funded through operating leases with inventory and fixtures for the new store development of approximately $11 million funded by working capital, operations, and bank lines of credit. The minimum future operating lease commitments for fiscal 1994 are $91 million with total minimum future operating lease commitments of approximately $712 million. Current and future operating leases are expected to be funded by cash flow from operations.

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