Form 10-Q/A
period 1992-11-28
PIER 1 IMPORTS INC/DE
filed 1996-08-09
CIK 278130

FORM 10-Q/A
                               Amendment No. 1

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 28, 1992

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

           301 Commerce Street, Suite 600, Fort Worth, Texas 76102
         -----------------------------------------------------------
         (Address of principal executive offices including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of December 16, 1992
- -----------------------------      ------------------------------------------
Common Stock, $1.00 par value                     37,173,357

Items 1 and 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1992 are amended and restated as set forth below.

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                    Nov. 28,   Nov. 30,  Nov. 28,  Nov. 30,
                                      1992       1991      1992      1991
                                    --------   --------  --------  --------
                                 (as restated)        (as restated)

Net sales                           $144,923   $130,707  $463,422  $437,578

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)        88,268     77,604   285,486   264,220
  Selling, general and
   administrative expenses            43,982     42,354   132,063   129,923
  Depreciation and amortization        3,551      3,833    10,760    11,665
                                    --------   --------  --------  --------
                                     135,801    123,791   428,309   405,808
                                    --------   --------  --------  --------
     Operating income                  9,122      6,916    35,113    31,770

Nonoperating (income) and expense:
  Interest income                       (683)      (323)   (2,819)     (634)
  Interest expense                     5,013      4,875    14,816    13,247
  Trading losses (Note 1)              2,419         --     2,419        --
  Gain on sale of subsidiary stock        --     (5,800)       --    (5,800)
                                    --------   --------  --------  --------
                                       6,749      1,248    14,416     6,813
                                    --------   --------  --------  --------
Income before income taxes and equity
  in net income (loss) of subsidiary   2,373      8,164    20,697    24,957

Provision for income taxes             1,146      3,246     5,545     8,829
                                    --------   --------  --------  --------
Income before equity in net income
  (loss) of subsidiary                 1,227      4,918    15,152    16,128

Equity in net income (loss)
  of subsidiary                       (1,399)      (235)      184     5,609
                                    --------   --------  --------  --------

Net income                              (172)     4,683    15,336    21,737
Cumulative dividends on preferred
  stock                                   --          1        --        11
                                    --------   --------  --------  --------
Net income available to common
  stockholders                      $   (172)  $  4,682  $ 15,336  $ 21,726
                                    ========   ========  ========  ========
Net income per common share             $.00       $.12      $.39      $.56
                                    ========   ========  ========  ========
Average shares outstanding during
  period, including common stock
  equivalents                         39,232     39,099    39,131    38,826
                                    ========   ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                 November 28,  February 29,
                                                     1992          1992
                                                 ------------  ------------
                                                 (as restated)
ASSETS

Current assets:
 Cash, including temporary investments of
   $58,216 at November 28, 1992                    $ 71,992       $  9,001
 Accounts receivable, net                            38,117         33,519
 Inventories                                        177,973        181,392
 Other current assets                                23,209         16,161
                                                   --------       --------
    Total current assets                            311,291        240,073

Properties, net                                     108,965        114,512
Investment in and advances to subsidiary             23,128         23,804
Other assets                                         11,612          8,016
                                                   --------       --------
                                                   $454,996       $386,405
                                                   ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of
   long-term debt                                  $ 33,211       $ 23,228
 Accounts payable and accrued liabilities            60,321         56,884
                                                   --------       --------
    Total current liabilities                        93,532         80,112

Long-term debt                                      146,996        106,787
Deferred income taxes                                 3,871          4,854
Other non-current liabilities                        18,150         17,521

Stockholders' equity:
 Common stock, $1.00 par, 100,000,000 shares
   authorized, 37,225,000 issued                     37,225         37,225
 Paid-in capital                                     91,781         92,303
 Retained earnings                                   67,479         53,844
 Cumulative currency translation adjustments           (286)           570
 Less - 223,000 and 471,000 common shares in
   treasury, at cost, respectively                   (2,067)        (4,551)
 Less - subscriptions receivable and unearned
   compensation                                      (1,685)        (2,260)
                                                   --------       --------
                                                    192,447        177,131
                                                   --------       --------
                                                   $454,996       $386,405
                                                   ========       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                     Nine Months Ended
                                                 November 28,  November 30,
                                                     1992          1991
                                                 ------------  ------------
                                                 (as restated)

Cash flow from operating activities:
 Net income                                        $15,336        $21,737
 Adjustments to reconcile to net cash provided
   by operating activities:
    Depreciation and amortization                   10,760         11,665
    Deferred taxes and other                          (141)         7,641
    Equity in undistributed earnings
      of subsidiary                                   (184)        (5,609)
    Gain on sale of subsidiary stock                    --         (5,800)
    Changes in cash from:
      Inventories                                    3,419         (2,776)
      Accounts receivable and other current
       assets                                      (10,115)        (4,854)
      Accounts payable and accrued expenses          4,425          1,070
      Other assets, liabilities and other, net         633            (43)
                                                   -------        -------
       Net cash provided by operating activities    24,133         23,031
                                                   -------        -------
Cash flow from investing activities:
 Capital expenditures                               (8,429)        (4,698)
 Proceeds from disposition of properties             1,077         13,978
 Other investing activities                         (1,636)            --
                                                   -------        -------
       Net cash (used in) provided by investing
         activities                                 (8,988)         9,280
                                                   -------        -------
Cash flow from financing activities:
 Cash dividends                                     (1,662)           (11)
 Proceeds from issuance of long-term debt           72,432         24,344
 Repayments of long-term debt                      (35,331)       (45,790)
 Proceeds from sale of subsidiary stock                 --         18,072
 Net borrowings (payments) under line of credit
   agreements                                        9,983        (34,000)
 Proceeds from sales of capital stock, treasury
   stock, and other                                  2,424          2,068
                                                   -------        -------
       Net cash provided by (used in) financing
         activities                                 47,846        (35,317)
                                                   -------        -------
Change in cash and cash equivalents                 62,991         (3,006)
Cash and cash equivalents at beginning of period     9,001         16,452
                                                   -------        -------
Cash and cash equivalents at end of period         $71,992        $13,446
                                                   =======        =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 28, 1992
                                                           (In thousands)
                                                             (Unaudited)
                                                                       Cumulative                   Subscriptions
                                                                        Currency                     Receivable         Total
                                   Common     Paid-in     Retained     Translation     Treasury     and Unearned     Stockholders'
                                    Stock     Capital     Earnings     Adjustments       Stock      Compensation        Equity
                                   -------    -------     --------     -----------     --------     -------------    -------------
Balance February 29, 1992          $37,225    $92,303      $53,844        $ 570        $(4,551)         $(2,260)        $177,131

Restricted stock grant and
  amortization                                    (18)                                    (511)             575               46

Stock purchase plan, exercise
  of stock options and other                     (504)         (39)                      2,995                             2,452

Currency translation adjustments                                           (856)                                            (856)

Cash dividends, declared or paid                            (1,662)                                                       (1,662)

Net income, as restated                                     15,336                                                        15,336
                                   -------    -------      -------        -----        -------          -------         --------
Balance November 28, 1992, as
  restated                         $37,225    $91,781      $67,479        $(286)       $(2,067)         $(1,685)        $192,447
                                   =======    =======      =======        =====        =======          =======         ========

The accompanying notes are an integral part of these financial statements.

/TABLE

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 28, 1992
                            AND NOVEMBER 30, 1991
                                 (Unaudited)

    The accompanying unaudited financial statements should be read in con-junction with the Annual Report on Form 10-K for the year ended February 29, 1992, as amended by Form 8, filed September 17, 1992. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 28, 1992, as restated, and the results of operations and cash flows for the interim periods ended November 28, 1992, as restated, and November 30, 1991 have been made and consist only of normal recurring adjustments except for net trading losses described in Note 1. The results of operations for the three and nine months ended November 28, 1992, as restated, and November 30, 1991 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Trading losses

    In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. Net trading losses recorded in fiscal years 1996 and 1995 totalled $16.5 million and $2.8 million, respectively. The Company's restatements had no effect on net income for the full 1993 fiscal year; however, during the 1993 fiscal year, the Company incurred net trading losses of $2.4 million in the third quarter and attained a net trading gain of $3.4 million in the fourth quarter. The Company engaged in no trading activities during fiscal 1992. The financial statements for fiscal 1992 and the first and second quarters of fiscal 1993 do not require restatement. The Company has not recorded any tax benefit on these net losses since the realization of such benefit is not considered likely based on the information available at this time. The effect of the net trading losses on net income for the three and nine months ended November 28, 1992 was a reduction of $.06 per share.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Pier 1 Imports, Inc. ("the Company") had net sales increases of 10.9% to $144.9 million and 5.9% to $463.4 million for the third quarter and nine-month periods ended November 28, 1992 compared to the same periods last year. Comparable store sales improved 7.2% during the quarter and 2.7% for the nine-month period. The Company has grown to a total of 606 retail locations at November 28, 1992 compared to 587 a year ago. Sales trends improved during the quarter due to improving overall economy and continued in-store and credit card coupon promotions. The Company's expectations for sales increases during fiscal 1993 are 7% and for same-store sales are approximately 4%.

    Gross profit, after related buying and store occupancy costs, as a percentage of sales, fell 1.5% for the third quarter and 1.2% for the nine-month period of fiscal 1993 compared to the same periods last year. These declines resulted mostly from higher sales of lower margin items, primarily furniture, and increased in-store promotions in October and November. Gross profit for the nine-month period ended November 28, 1992 continues to reflect higher sales but lower margins due to merchandise mix, lower retail prices on selected items, credit card promotions and other selected price promotions. Store occupancy costs, as a percentage of sales, improved 0.4% for the quarter and were unchanged for the first nine months of fiscal 1993.

    Selling, general, and administrative expenses, as a percentage of sales, during the third quarter improved 2.1% to 30.3% of sales from last year's 32.4% and for the nine-month period ended November 28, 1992 declined 1.2% to 28.5% of sales. In total dollars, selling, general and administrative expenses during the third quarter increased $1.6 million due to new store growth (19 net new stores) and higher advertising costs that were offset partially by favorable medical insurance and workers' compensation claim experience and improved Pier
1 credit card experience. Expenses for the first nine months of fiscal 1993 increased as a result of higher payroll and other store-related costs associated with new store openings, higher advertising primarily in the first and third quarters of fiscal 1993, offset by cost containments in physical inventory costs, medical insurance and workers' compensation claims and litigation costs, and favorable Pier 1 credit card results.

    Depreciation and amortization expenses declined due to a slowdown in new store growth since fiscal 1991.

    Net interest expense of $4.3 million for the third quarter and $12.0 million for the nine-month period ended November 28, 1992 were down $0.2 million and $0.6 million, respectively, from last year. This reduction resulted from a decrease in the Company's debt (net of cash balances) position of $20.7 million from a year ago, coupled with this year's interest income on short-term investments and a slight decrease in the effective rate.

    In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. The Company has regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company has varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company recorded $16.5 million of the net trading losses in fiscal 1996 and restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996, 1995 and 1994 financial statements and fiscal 1993 third and fourth quarter interim financial statements have been restated to reflect the net trading losses and gains during those periods based on information available to the Company. The restatements of the third and fourth quarters of fiscal 1993 have no effect on net income for the full 1993 fiscal year. The Company engaged in no trading activities during fiscal 1992. The financial statements for fiscal 1992 and the first and second quarters of fiscal 1993 do not require restatement. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995.

    During the third quarter of fiscal year 1992, the Company's ownership of Sunbelt Nursery Group, Inc. ("Sunbelt") was reduced from 100% to 56.6% in Sunbelt's initial public offering. Net proceeds of the offering were used to pay an $18 million dividend to the Company and to finance Sunbelt's on-going store renovations and expansion program. The Company's pre-tax gain on the sale aggregated $5.8 million.

    The Company's effective tax rate for fiscal 1993 exclusive of the aforementioned trading losses is estimated at 24%, compared to last year's rate of 35.4% for the first nine months of fiscal 1992. The decrease is due to the benefit of lower tax rates on income from foreign subsidiaries, tax-free investment income and targeted job tax credits.

    The Company recorded equity in losses of Sunbelt for the third quarter of fiscal 1993 totalling $1.4 million versus a $0.2 million loss a year ago. For the nine months ended November 28, 1992, the Company's equity in income of Sunbelt declined $5.4 million to $0.2 million from last year's $5.6 million income as of November 30, 1991. The declines are partially due to a reduction in the Company's ownership interest from 100% during most of fiscal 1992 through the third quarter, compared to a 49.5% ownership during fiscal 1993. Additionally, Sunbelt's same-store sales declined 6.7% and total store sales declined 4.3% during the first nine months of Sunbelt's fiscal 1993.

    Operating income improved $2.2 million and $3.3 million during the third quarter and first nine months of fiscal 1993, respectively. Net losses of $0.2 million or $.00 per share for the fiscal 1993 third quarter and net income of $15.3 million or $.39 per share for the nine months ended November 28, 1992 were below the prior year due to the trading losses of $2.4 million recorded in the third quarter of fiscal 1993, the $5.8 million Sunbelt-related gain recorded in fiscal 1992 and the resultant reduction in the Company's ownership interest in Sunbelt's earnings compared to fiscal 1992, coupled with Sunbelt's weak results during fiscal 1993 compared to a year ago.

Liquidity and Capital Resources

    The Company's debt (net of cash balances) position declined $12.8 million during the first nine months of fiscal 1993 and $20.7 million since November 30, 1991. Cash increased $63.0 million during the first nine months of fiscal 1993. This change was comprised of cash from operations of $24.1 million, net proceeds from the issuance of long-term debt of $72.4 million, net borrowings on short-term notes of $10.0 million and other investing and financing activities of $0.2 million that were partially offset by payments on long-term debt of $35.3 million and capital expenditures of $8.4 million. Cash from operations was positively impacted by a decrease in inventory ($3.4 million) and increases in accounts payable and accrued expenses ($4.4 million), partially offset by an increase ($4.6 million) in the Pier 1 credit card receivable during fiscal 1993 and trading losses ($2.4 million) during the period as discussed in Note 1.
The current ratio of 3.3 to 1 at November 28, 1992 improved over the 3.0 to 1 ratio at February 29, 1992 and at November 30, 1991.

    In fiscal 1993, the Company has paid three quarterly cash dividends of $0.015 each per share and has subsequently declared a cash dividend of $.02 per share payable on February 17, 1993, but continues to retain most earnings for expansion of the Company's business.

    The Company opened 25 (net 21) new stores as part of its expansion program during the first nine months of fiscal 1993 with 1 additional store to be opened by fiscal year-end. Funds for new store development remaining in fiscal 1993 and the estimated 40 new stores (net 27) anticipated for fiscal 1994 are expected to be provided by operating leases and $12 million of cash. The minimum future operating lease commitments for fiscal 1993 are $84 million with a total of $725 million at November 28, 1992. Current and future operating leases are expected to be funded by cash flow from operations.

    During the last quarter of fiscal 1993 and during fiscal 1994, the Company's sources of funds will be operations, bank revolving credit and letters of credit facilities, and operating leases. Currently, the Company has a total of $155.5 million of short-term revolving credit and letter of credit agreements of which $33 million is outstanding as short-term borrowings and an additional $47.5 million is outstanding as letters of credit at November 28, 1992. In the opinion of Company management, funds available from the sources previously described above will be adequate to provide financial flexibility for expansion and seasonal working capital requirements for the foreseeable future.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PIER 1 IMPORTS, INC.



Date:  August 9, 1996         By:  /s/ Clark A. Johnson
       --------------             ---------------------------------------
                                  Clark A. Johnson, Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  August 9, 1996         By:  /s/ Susan E. Barley
       --------------             ---------------------------------------
                                  Susan E. Barley, Vice President and
                                  Controller
                                  (Principal Accounting Officer)