Form 10-Q
period 1996-08-31
PIER 1 IMPORTS INC/DE
filed 1996-10-15
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from [____________] to [____________]

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Shares outstanding as of October 3, 1996
-----------------------------           ----------------------------------------
Common Stock, $1.00 par value                        45,072,115

                                   PART I
                                   ------
Item 1.  Financial Statements.
         --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                     Three Months Ended   Six Months Ended
                                     Aug. 31,  Aug. 26,  Aug. 31,  Aug. 26,
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
Net sales                            $231,050  $199,456  $436,342  $376,271

Operating costs and expenses:
  Cost of sales (including
    buying and store occupancy)       141,057   124,698   264,652   232,375
  Selling, general and
    administrative expenses            62,581    51,736   123,127   103,794
  Depreciation and amortization         4,898     4,215     9,673     8,338
                                     --------  --------  --------  --------
                                      208,536   180,649   397,452   344,507
                                     --------  --------  --------  --------
      Operating income                 22,514    18,807    38,890    31,764
Nonoperating (income) and expense:
  Interest income                         (83)     (251)   (1,744)     (596)
  Interest expense                      3,559     3,222     7,812     6,494
  Trading losses                           --       602        --    16,558
  Provision for Sunbelt Nursery
    Group, Inc. defaults                   --        --        --    14,000
                                     --------  --------  --------  --------
                                        3,476     3,573     6,068    36,456
                                     --------  --------  --------  --------
      Income (loss) before
        income taxes                   19,038    15,234    32,822    (4,692)
Provision for income taxes              7,618     6,334    13,129     4,743
                                     --------  --------  --------  --------
Net income (loss)                    $ 11,420  $  8,900  $ 19,693 ($  9,435)
                                     ========  ========  ========  ========
Net income (loss) per share:
    Primary                              $.26      $.22      $.47     ($.24)
                                     ========  ========  ========  ========
    Fully diluted                        $.26      $.21      $.45     ($.24)
                                     ========  ========  ========  ========
Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                            43,543    39,634    41,848    39,731
                                     ========  ========  ========  ========
    Fully diluted                      45,913    45,134    45,796    45,249
                                     ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                      August 31,  March 2,
                                                         1996       1996
                                                      ---------- ----------
ASSETS
Current assets:
  Cash, including temporary investments of $1,173 and
    $1,588, respectively                                $ 15,548   $ 13,534
  Accounts receivable, net                                92,737     77,735
  Inventories                                            235,824    223,166
  Other current assets                                    37,020     33,078
                                                        --------   --------
      Total current assets                               381,129    347,513

Properties, net                                          157,675    144,627
Other assets                                              34,069     38,956
                                                        --------   --------
                                                        $572,873   $531,096
                                                        ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt   $ 21,172   $  4,454
  Accounts payable and accrued liabilities               102,773     96,246
                                                        --------   --------
      Total current liabilities                          123,945    100,700

Long-term debt                                           115,100    180,100
Other non-current liabilities                             24,622     22,373

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares authorized,
    45,361,000 and 39,877,000 issued, respectively        45,361     39,877
  Paid-in capital                                        168,605    110,899
  Retained earnings                                       97,929     81,633
  Cumulative currency translation adjustments             (1,048)    (1,072)
  Less - 106,000 and 303,000 common shares in treasury,
    at cost, respectively                                   (924)    (2,545)
  Less - subscriptions receivable and unearned
    compensation                                            (717)      (869)
                                                        --------   --------
                                                         309,206    227,923
                                                        --------   --------
                                                        $572,873   $531,096
                                                        ========   ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                        Six Months Ended
                                                      August 31, August 26,
                                                         1996       1995
                                                      ---------- ----------
Cash flow from operating activities:
  Net income (loss)                                     $19,693   ($ 9,435)
  Adjustments to reconcile to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                         9,673      8,338
    Deferred taxes and other                              1,984      2,331
    Investment gain                                      (1,607)        --
    Provision for Sunbelt Nursery Group, Inc. defaults       --     14,000
    Changes in cash from:
      Inventories                                        (8,036)   (24,518)
      Accounts receivable and other current assets      (18,122)   (11,710)
      Accounts payable and accrued expenses               7,124     10,319
      Store-closing reserve                                  --     (4,920)
      Other assets, liabilities and other, net              957        (89)
        Net cash provided by (used in) operating        -------    -------
          activities                                     11,666    (15,684)
                                                        -------    -------
Cash flow from investing activities:
  Capital expenditures                                  (21,199)    (7,879)
  Proceeds from disposition of properties                   235        237
  Reserve for Sunbelt Nursery Group, Inc. defaults       (1,023)        --
  Proceeds (payments) from investments                    4,665     (5,163)
                                                        -------    -------
      Net cash used in investing activities             (17,322)   (12,805)
                                                        -------    -------
Cash flow from financing activities:
  Cash dividends                                         (3,397)    (2,390)
  Repayments of long-term debt                           (2,500)   (14,750)
  Net borrowings under line of credit agreements         11,853     15,000
  Proceeds (payments) from sales (purchases) of
    capital stock, treasury stock, and other, net         1,714     (1,858)
      Net cash provided by (used in) financing          -------    -------
        activities                                        7,670     (3,998)
                                                        -------    -------
Change in cash and cash equivalents                       2,014    (32,487)
Cash and cash equivalents at beginning of period         13,534     50,566
                                                        -------    -------
Cash and cash equivalents at end of period              $15,548    $18,079
                                                        =======    =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 31, 1996
                                                           (In thousands)
                                                             (Unaudited)
                                                                             Cumulative              Subscriptions
                                                                              Currency                 Receivable       Total
                                              Common    Paid-in    Retained  Translation   Treasury  and Unearned   Stockholders'
                                               Stock    Capital    Earnings  Adjustments    Stock    Compensation       Equity
                                              -------   --------   --------  -----------  ---------  -------------  -------------
Balance, March 2, 1996                        $39,877   $110,899    $81,633    ($1,072)    ($2,545)       ($869)       $227,923

Purchase of treasury stock                                                                    (142)                        (142)

Restricted stock grant and amortization                                                                     152             152

Stock purchase plan, exercise of stock
  options and other                                          591                             1,763                        2,354

Currency translation adjustments                                                    24                                       24

Cash dividends ($.08 per share)                                      (3,397)                                             (3,397)

Conversion of 6 7/8% convertible debt           5,484     57,115                                                         62,599

Net income                                                           19,693                                              19,693
                                              -------   --------    -------    -------     -------        -----        --------
Balance, August 31, 1996                      $45,361   $168,605    $97,929    ($1,048)    ($  924)       ($717)       $309,206
                                              =======   ========    =======    =======     =======        =====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 1996
                             AND AUGUST 26, 1995
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 2, 1996. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 31, 1996, and the results of operations and cash flows for the interim periods ended August 31, 1996 and August 26, 1995 have been made and consist only of normal recurring adjustments, except for the net trading losses and the provision for Sunbelt Nursery Group, Inc. defaults recorded for the six months ended August 26, 1995. The results of operations for the three and six months ended August 31, 1996 and August 26, 1995 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Net income (loss) per share

     Primary net income (loss) per share was determined by dividing net income (loss) by applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income (loss) to reflect assumed conversions. The computation of fully diluted net income (loss) per share for the six months ended August 26, 1995 was antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.

     Net income (loss) per share for the three- and six-months ended August 31, 1996 and August 26, 1995 are calculated as follows:

                                     Three Months Ended   Six Months Ended
                                     Aug. 31,  Aug. 26,  Aug. 31,  Aug. 26,
                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
                                     (in thousands except per share amounts)

Net income (loss)                     $11,420    $8,900   $19,693   ($9,435)
Assumed conversion of 6 7/8%
  subordinated notes:
    Plus interest and debt issue
      costs, net of tax                   291       683       970     1,366
                                      -------    ------   -------    ------
Fully diluted net income (loss)       $11,711    $9,583   $20,663   ($8,069)
                                      =======    ======   =======    ======
Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                            43,543    39,634    41,848    39,731
      Plus assumed exercise of stock
        options                            17         9        26        27
      Plus assumed conversion of
        6 7/8% subordinated notes
        to common stock                 2,353     5,491     3,922     5,491
                                       ------    ------    ------    ------
    Fully diluted                      45,913    45,134    45,796    45,249
                                       ======    ======    ======    ======
Net income (loss) per share:
    Primary                              $.26      $.22      $.47     ($.24)
                                         ====      ====      ====      ====
    Fully diluted                        $.26      $.21      $.45     ($.24)
                                         ====      ====      ====      ====

Note 2 - Supplemental cash flow information

     During the second quarter of fiscal 1997, the Company issued 5,483,823 shares of common stock upon the conversion of $62,681,000 principal amount of 6 7/8% convertible subordinated notes.

Note 3 - Subsequent event - Issuance of long-term debt and extraordinary loss

    In September 1996, the Company completed a public offering of $75 million aggregate principal amount of 5 3/4% convertible subordinated notes due 2003. In October 1996, the underwriter's overallotment option was exercised bringing the total amount of the offering to $86.25 million. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1997. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $18.50 per share. The Company may redeem the notes, in whole or in part, on or after October 1, 1999.

    The Company intends to utilize the net proceeds from the public offering to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. The balance of the net proceeds will be used to repay $37.7 million outstanding under the Company's bank revolving credit facility, which bears interest at a floating rate, currently 6.44% per annum. The Company will be required to pay an estimated $2.9 million in redemption and other fees to retire the 11 1/2% subordinated debentures and the 11% senior notes and will record an estimated extraordinary loss of $3.2 million, after tax, during the third quarter of fiscal 1997 for the early retirement of debt.

                                   PART I
                                   ------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Pier 1 Imports, Inc. ("the Company") recorded net sales of $231.1 million and $436.3 million for the second quarter and first six months of fiscal 1997, increases of 15.8% and 16.0% over the second quarter and first six months of fiscal 1996, respectively. Same-store sales for the second quarter of fiscal 1997 grew 10.0% over the comparable period of fiscal 1996, primarily due to the increased customer traffic resulting from the national television advertising campaign implemented during the second quarter of fiscal 1996, the continued focus on company-wide customer service programs and the Company's store remodel and remerchandising programs which have improved the layout and design of approximately 38 stores since the second
quarter of last fiscal year.   Same-store sales increased 10.4% for the first
half of fiscal 1997 compared to the first half of fiscal 1996. Hard goods sales, such as furniture and decorative accessories, increased 15.8% during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, while soft goods sales of apparel, jewelry and accessories declined 24.6% during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Hard goods and soft goods sales contributed approximately 94.0% and 6.0%, respectively, of total merchandise sales for the second quarter of fiscal 1997. The Company continues to de-emphasize apparel in stores and management expects to completely discontinue soft goods in all Pier 1 stores by the end of the first quarter of fiscal 1998. Sales on the Company's proprietary credit card totaled $116.1 million, or 26.6% of total sales, during the first six months of fiscal 1997 versus proprietary credit card sales of $92.7 million, or 24.6% of total sales, for the first six months of fiscal 1996. The Company opened 22 new North American stores and closed seven stores during the first six months of fiscal 1997, bringing the North American store count to 677 at the end of the fiscal 1997 second quarter compared to 647 at the end of the fiscal 1996 second quarter. Stores worldwide, including North America, Puerto Rico and international operations in the United Kingdom, Mexico and Japan, aggregated 707 at the end of the fiscal 1997 second quarter.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 1.4% to 38.9% for the second quarter of fiscal 1997 and increased 1.1% to 39.3% for the first six months of fiscal 1997 compared to the same periods of fiscal 1996. These increases are partially the result of stronger merchandise margins on hard goods, offset slightly by a weakening of merchandise margins for soft goods due to clearance and promotional discounts. Fiscal 1997 second quarter gross profit includes approximately $1.1 million in duty refunds owed the Company as a result of retroactive legislation passed in August 1996. Store occupancy costs, as a percentage of sales, improved 1.1% to 13.4% for the second quarter of fiscal 1997 and improved 1.3% to 13.7% for the first six months of fiscal 1997 versus the same periods a year ago, primarily due to higher sales leveraging relatively fixed rates on store leases coupled with the Company's purchase (in the fourth quarter of fiscal 1996) of the remaining 90% interest in a limited partnership which owns 33 Pier 1 stores previously leased to the Company, which eliminated base rent expenses for those stores.

     Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 1.2% to 27.1% for the second quarter of fiscal 1997 and increased 0.6% to 28.2% for the first half of fiscal 1997 compared to the same periods of fiscal 1996. In total dollars, selling, general and administrative expenses increased $10.8 million for the second quarter of fiscal 1997 and increased $19.3 million for the first six months of fiscal 1997 versus the comparable periods of fiscal 1996. The increase in these expenses for the first six months of fiscal 1997 was primarily due to a $10.3 million increase in payroll expenses, which remained relatively flat as a percentage of sales, a $3.5 million increase in marketing expenses due to the national television advertising campaign that started in July 1995 and a $4.9 million increase in other operating expenses resulting from the increase in the number of net new stores opened since the end of the second quarter of fiscal 1996 coupled with increased costs associated with selling supplies and the timing of mid-year inventory counts. Other selling, general and administrative expenses increased by $2.7 million, which included $0.9 million in expenses related to the investigation of trading losses incurred in prior years and discussed further below. The increase in expenses was partially offset by a $2.1 million decrease in net proprietary credit card costs resulting from an increase in finance charge income and a decrease in bad debt expense.

     Operating income increased $3.7 million, or 19.7%, to $22.5 million during the second quarter of fiscal 1997 from $18.8 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, operating income increased $7.1 million, or 22.4%, to $38.9 million compared to $31.8 million for the same period a year ago.

     Net interest expense increased $0.5 million during the second quarter of fiscal 1997 and $0.2 million during the first six months of fiscal 1997 versus the same periods of fiscal 1996. This increase resulted from higher interest rates on floating rate debt plus additional interest expense on the $40 million debt used in the December 1995 acquisition of the remaining 90% interest in a limited partnership which owns 33 Pier 1 stores. These increases were offset partially by the redemption of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997 and higher investment income earned on the investment in Whiffletree Partners, L.P. ("Whiffletree") in the first quarter of fiscal 1997.

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

     In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on 13 nursery store sublease agreements with the Company comprising $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the same time, Sunbelt defaulted on three nursery store lease agreements guaranteed by the Company; however, such defaults were subsequently cured. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14 million which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. The Company is not aware of any defaults on these leases; however, Sunbelt has notified the Company that it is in default of certain provisions of the loan agreement for its bank debt. As of September 1996, three nursery store properties had been sold at costs consistent with the Company's estimates to record the charge. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

     The Company's effective income tax rate for fiscal 1997 is estimated at 40% compared to 40% recorded during the first half of fiscal 1996, exclusive of the aforementioned trading losses.

     Net income for the second quarter of fiscal 1997 aggregated $11.4 million or $.26 per share on a fully diluted basis compared to net income of $8.9 million or $.21 per share on a fully diluted basis for the second quarter of fiscal 1996. Net income for the first six months of fiscal 1997 aggregated $19.7 million or $.45 per share on a fully diluted basis compared to net income before special charges of $15.7 million or $.38 per share on a fully diluted basis for the first six months of fiscal 1996. Special charges for the first six months of fiscal 1996 included the $16.6 million in trading losses and the $14.0 million provision for Sunbelt defaults.

Liquidity and Capital Resources

     Cash, including temporary investments, increased $2.0 million to $15.5 million at the end of the second quarter of fiscal 1997 from $13.5 million at fiscal 1996 year-end. The increase in cash during the second quarter of fiscal 1997 was primarily due to cash flow from operations of $11.7 million, net borrowings under line of credit agreements of $11.8 million and the net proceeds from the liquidation of the Whiffletree investment of $4.7 million, offset partially by capital expenditures of $21.2 million, cash dividend payments of $3.4 million, repayments of long-term debt of $2.5 million and payments on the reserve for Sunbelt defaults of $1.0 million. Other investing and financing activities provided cash flow of $1.9 million. Cash flow from operations improved $27.4 million during the first six months of fiscal 1997 over the same period of fiscal 1996 primarily due to higher net income and other non-cash related items of $31.4 million for fiscal 1997 compared to $15.2 million for fiscal 1996, which included $16.6 million of net trading losses.

     Working capital requirements will continue to be provided by cash from operations and a three-year, $65 million competitive advance and revolving credit facility, of which $25 million was available at the end of the second quarter of fiscal 1997, and other short-term (12 month) bank facilities aggregating $140.5 million, $37.0 million of which was available at the end of the second quarter of fiscal 1997. The short-term bank facilities consist of $15 million of committed lines of credit and $125.5 million of uncommitted lines. The Company's current ratio was 3.1 to 1 at the end of the second quarter of fiscal 1997 compared to 3.5 to 1 at fiscal 1996 year-end and 3.0
to 1 at the end of the second quarter of fiscal 1996.   The Company's minimum
operating lease commitments remaining for fiscal 1997 are $48 million, and the present value of total existing minimum operating lease commitments is $359 million.

     In September 1996, the Company completed a public offering of $75 million aggregate principal amount of 5 3/4% convertible subordinated notes due 2003. In October 1996, the underwriter's overallotment option was exercised bringing the total amount of the offering to $86.25 million. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1997. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $18.50 per share. The Company may redeem the notes, in whole or in part, on or after October 1, 1999. Proceeds from the public offering are being used to retire high cost, long-term debt and repay $37.7 million outstanding under the Company's bank revolving credit facility.

     In August 1996, the Company announced its intention to arrange a securitization of its proprietary credit card receivables through a private placement of trust certificates representing interests in the proprietary credit card receivables. If the transaction is completed, the Company would receive cash proceeds of approximately $70 million and would use the proceeds to retire any debt outstanding under the Company's bank revolving credit facility and provide funds for working capital and other general corporate purposes.

     The Company called its $62.8 million outstanding principal amount of 6 7/8% convertible subordinated notes due April 1, 2002 for redemption on July 12, 1996. The notes were convertible into common stock of the Company at any time prior to the close of business on July 10, 1996, at a conversion price of $11.43 per share. Prior to redemption, $62,681,000 of the notes were converted into 5,483,823 shares of the Company's common stock and $69,000 of the notes were redeemed for cash.

     During the first six months of fiscal 1997, approximately $1.0 million was expended and charged against the Company's previously established reserve to disengage financial support of Sunbelt. Cash requirements to fund this reserve will be funded through working capital and operations. As of September 1996, three of the 13 nursery store properties have been sold at costs consistent with the Company's previously recorded reserve. The Company guarantees other Sunbelt store lease commitments aggregating $3.8 million with a present value of approximately $3.2 million at the fiscal 1997 second quarter-end. The Company is not aware of any defaults on these leases; however, Sunbelt has notified the Company that it is in default of certain provisions of the loan agreement for its bank debt. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

     During the third quarter of fiscal 1997, the Company repurchased 300,000 shares of its common stock in open market transactions under a Board of Directors approved program for approximately $4.8 million.

     During the first six months of fiscal 1997, the Company paid cash dividends aggregating $.08 per share and subsequently declared a cash dividend of $.04 per share payable on November 19, 1996 to shareholders of record on November 5, 1996. The Company currently expects to continue cash dividends in fiscal 1997, but intends to retain most of its future earnings for expansion of the Company's business.

                                   PART II
                                   -------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
             The Annual Meeting of Shareholders of the Company was held June 27, 1996 for the purposes of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders, to vote upon a proposal to amend the 1989 Employee Stock Option Plan, to vote upon a stockholder proposal to request the Company to retain an investment banker and to vote upon a stockholder proposal to recommend adoption of confidential voting.

                                 Director Election
                                 -----------------
           Director                       FOR         WITHHELD
           --------                       ---         --------

         Clark A. Johnson               33,053,878     336,092
         Marvin J. Girouard             33,087,833     302,137
         Martin L. Berman               33,074,823     315,147
         Craig C. Gordon                33,169,311     220,659
         James M. Hoak, Jr.             33,085,009     304,961
         Sally F. McKenzie              33,156,339     233,631
         Charles R. Scott               33,039,244     350,726


         Proposal to Amend the 1989 Employee Stock Option Plan
         -----------------------------------------------------
           FOR        AGAINST       ABSTAINED     BROKER NON-VOTES
           ---        -------       ---------     ----------------
        23,260,740    5,130,194       248,318        4,749,492


        Stockholder Proposal to Request the Company to Retain an Investment
        Banker
        -------------------------------------------------------------------
           FOR        AGAINST       ABSTAINED     BROKER NON-VOTES
           ---        -------       ---------     ----------------
         2,986,275   23,907,470      1,283,384       5,213,366


        Stockholder Proposal to Recommend Adoption of Confidential Voting
        -----------------------------------------------------------------
           FOR        AGAINST       ABSTAINED     BROKER NON-VOTES
           ---        -------       ---------     ----------------
        11,759,370   14,584,970       643,634        6,401,996


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

                                PIER 1 IMPORTS, INC.



Date: October 15, 1996          By:  /s/ Clark A. Johnson
      ----------------               ----------------------------------------
                                     Clark A. Johnson, Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal Executive Officer)



Date: October 15, 1996          By:  /s/ Stephen F. Mangum
      ----------------               ----------------------------------------
                                     Stephen F. Mangum, Senior Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------
27          Financial Data Schedule for Six-Month Period Ended August 31,
            1996