Form 10-Q
period 1996-11-30
PIER 1 IMPORTS INC/DE
filed 1997-01-14
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Shares outstanding as of January 7, 1997
-----------------------------           ----------------------------------------
Common Stock, $1.00 par value                         44,912,453

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                     Nov. 30,  Nov. 25,    Nov. 30,  Nov. 25,
                                       1996      1995        1996      1995
                                     --------  --------    --------  --------
Net sales                            $225,598  $190,185    $661,940  $566,456

Operating costs and expenses:
  Cost of sales (including
    buying and store occupancy)       130,054   111,614     394,706   343,989
  Selling, general and
    administrative expenses            70,078    59,252     193,205   163,046
  Depreciation and amortization         4,991     4,270      14,664    12,608
                                     --------  --------    --------  --------
                                      205,123   175,136     602,575   519,643
                                     --------  --------    --------  --------
      Operating income                 20,475    15,049      59,365    46,813
Nonoperating (income) and expenses:
  Interest income                        (229)      (14)     (1,973)     (610)
  Interest expense                      2,991     3,637      10,803    10,131
  Trading (gains) losses                   --       (95)         --    16,463
  Provision for Sunbelt Nursery
    Group, Inc. defaults                   --        --          --    14,000
                                     --------  --------    --------  --------
                                        2,762     3,528       8,830    39,984
                                     --------  --------    --------  --------
      Income before income taxes and
        extraordinary items            17,713    11,521      50,535     6,829
Provision for income taxes              7,085     4,572      20,214     9,315
                                     --------  --------    --------  --------
Income (loss) before extraordinary
  items                                10,628     6,949      30,321    (2,486)
Extraordinary items - losses from
  early retirement of debt, net of
  income tax benefit of $2,747
  (Note 1)                              4,122        --       4,122        --
                                     --------  --------    --------  --------
Net income (loss)                    $  6,506  $  6,949    $ 26,199 ($  2,486)
                                     ========  ========    ========  ========

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Continued)
                   (In thousands except per share amounts)
                                 (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                     Nov. 30,  Nov. 25,    Nov. 30,  Nov. 25,
                                       1996      1995        1996      1995
                                     --------  --------    --------  --------
Primary net income (loss) per share:
  Before extraordinary items             $.23      $.18        $.70     ($.06)
  Extraordinary items, net of income
    tax benefit                          (.09)       --        (.09)       --
                                     --------  --------    --------  --------
  Net income (loss)                      $.14      $.18        $.61     ($.06)
                                     ========  ========    ========  ========
Fully diluted net income (loss)
  per share:
  Before extraordinary items             $.23      $.17        $.68     ($.06)
  Extraordinary items, net of income
    tax benefit                          (.09)       --        (.09)       --
                                     --------  --------    --------  --------
  Net income (loss)                      $.14      $.17        $.59     ($.06)
                                     ========  ========    ========  ========
Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                            45,539    39,700      43,078    39,721
                                     ========  ========    ========  ========
    Fully diluted                      49,023    45,224      46,848    45,241
                                     ========  ========    ========  ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                   November 30,    March 2,
                                                       1996          1996
                                                   ------------  ------------
ASSETS
Current assets:
  Cash, including temporary investments of $8,868
    and $1,588, respectively                        $ 26,048      $ 13,534
  Accounts receivable, net                            89,203        77,735
  Inventories                                        231,557       223,166
  Other current assets                                35,326        33,078
                                                    --------      --------
      Total current assets                           382,134       347,513

Properties, net                                      161,055       144,627
Other assets                                          25,898        38,956
                                                    --------      --------
                                                    $569,087      $531,096
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
    debt                                            $ 26,799      $  4,454
  Accounts payable and accrued liabilities           100,159        96,246
                                                    --------      --------
  Total current liabilities                          126,958       100,700

Long-term debt                                       111,260       180,100
Other non-current liabilities                         25,085        22,373

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
    authorized, 45,361,000 and 39,877,000 issued,
    respectively                                      45,361        39,877
  Paid-in capital                                    166,843       110,899
  Retained earnings                                  102,633        81,633
  Cumulative currency translation adjustments         (1,443)       (1,072)
  Less - 471,000 and 303,000 common shares in
    treasury, at cost, respectively                   (6,830)       (2,545)
  Less - unearned compensation                          (780)         (869)
                                                    --------      --------
                                                     305,784       227,923
                                                    --------      --------
                                                    $569,087      $531,096
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                    Nine Months Ended
                                                November 30,  November 25,
                                                    1996          1995
                                                ------------  ------------
Cash flow from operating activities:
  Net income (loss)                                  $26,199      ($ 2,486)
  Adjustments to reconcile to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                     14,664        12,608
    Deferred taxes and other                           3,845         5,912
    Investment gain                                   (1,607)           --
    Provision for Sunbelt Nursery Group, Inc.
      defaults                                            --        14,000
    Extraordinary loss on early retirement of debt     6,869            --
    Changes in cash from:
      Inventories                                     (3,769)      (33,945)
      Accounts receivable and other current assets   (12,964)      (10,236)
      Accounts payable and accrued expenses            5,506        (5,848)
      Store-closing reserve                               --        (5,914)
      Other assets, liabilities and other, net           250           (37)
                                                     -------       -------
        Net cash provided by (used in) operating
          activities                                  38,993       (25,946)
                                                     -------       -------
Cash flow from investing activities:
  Capital expenditures                               (30,926)      (16,417)
  Proceeds from disposition of properties                296           255
  Reserve for Sunbelt Nursery Group, Inc. defaults    (2,215)           --
  Other investing activities                           4,665        (7,785)
                                                     -------       -------
        Net cash used in investing activities        (28,180)      (23,947)
                                                     -------       -------
Cash flow from financing activities:
  Cash dividends                                      (5,199)       (3,576)
  Net borrowings under line of credit agreements      19,987        31,100
  Proceeds from the issuance of long-term debt        83,602            --
  Repayments of long-term debt                       (90,639)      (14,750)
  (Payments) proceeds from (purchases) sales of
    capital stock, treasury stock, and other, net     (6,050)           41
                                                     -------       -------
        Net cash provided by financing activities      1,701        12,815
                                                     -------       -------
Change in cash and cash equivalents                   12,514       (37,078)
Cash and cash equivalents at beginning of period      13,534        50,566
                                                     -------       -------
Cash and cash equivalents at end of period           $26,048       $13,488
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                                                           (In thousands)
                                                             (Unaudited)
                                                                             Cumulative
                                                                              Currency                                  Total
                                              Common    Paid-in    Retained  Translation   Treasury    Unearned     Stockholders'
                                               Stock    Capital    Earnings  Adjustments    Stock    Compensation       Equity
                                              -------   --------   --------  -----------  ---------  -------------  -------------
Balance, March 2, 1996                        $39,877   $110,899   $ 81,633    ($1,072)    ($2,545)       ($869)       $227,923

Purchase of treasury stock                                                                  (9,357)                      (9,357)

Restricted stock grant and amortization                                                                      89              89

Stock purchase plan, exercise of stock
  options and other                                       (1,171)                            5,072                        3,901

Currency translation adjustments                                                  (371)                                    (371)

Cash dividends ($.12 per share)                                      (5,199)                                             (5,199)

Conversion of 6 7/8% convertible debt           5,484     57,115                                                         62,599

Net income                                                           26,199
                                              -------   --------   --------     ------      ------         ----        --------
Balance, November 30, 1996                    $45,361   $166,843   $102,633    ($1,443)    ($6,830)       ($780)       $305,784
                                              =======   ========   ========     ======      ======         ====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 2, 1996. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 30, 1996, and the results of operations and cash flows for the interim periods ended November 30, 1996 and November 25, 1995 have been made and consist only of normal recurring adjustments except for the extraordinary items for the three and nine months ended November 30, 1996, the net trading gains and losses for the three and nine months ended November 25, 1995 and the provision for Sunbelt Nursery Group, Inc. defaults recorded for the nine months ended November 25, 1995. The results of operations for the three and nine months ended November 30, 1996 and November 25, 1995 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Issuance of long-term debt and extraordinary losses

     In September 1996, the Company completed a public offering of $75 million aggregate principal amount of 5 3/4% convertible subordinated notes due 2003. In October 1996, the underwriter's overallotment option was exercised bringing the total amount of the offering to $86.25 million. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1997. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $18.50 per share. The Company may redeem the notes, in whole or in part, on or after October 2, 1999.

     The Company utilized the net proceeds from the public offering to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. The balance of the net proceeds was used to repay $20.0 million outstanding under the Company's bank revolving credit facility, which bore interest at a floating rate of 6.44% per annum. In addition, the Company induced the conversion of its $12.5 million of 8 1/2% exchangeable debentures during the third quarter of fiscal 1997. Thus, the Company recorded pre-tax extraordinary losses aggregating $6.9 million during the third quarter of fiscal 1997 for the early retirement of the aforementioned
debt.   The after-tax extraordinary losses aggregated $4.1 million or $.09 per share.

Note 2 - Supplemental cash flow information

     During the second quarter of fiscal 1997, the Company issued 5,483,823 shares of common stock upon the conversion of $62,681,000 principal amount of 6 7/8% convertible subordinated notes.

Note 3 - Net income (loss) per share

     Primary net income (loss) per share was determined by dividing net income (loss) by the applicable average shares outstanding. Fully diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income (loss), interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions. The computations of fully diluted net income (loss) per share for the three months ended November 30, 1996 and the nine months ended November 25, 1995 were antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share are the same.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities.
                                     Three Months Ended   Nine Months Ended
                                     Nov. 30,  Nov. 25,   Nov. 30,  Nov. 25,
                                       1996      1995       1996     1995
                                     --------  --------   --------  --------
                                     (in thousands except per share amounts)

Net income (loss)                     $6,506     $6,949   $26,199   ($2,486)
Assumed conversion of 6 7/8%
  subordinated notes:
    Plus interest and debt issue
      costs, net of tax                   --        681       929     2,043
Assumed conversion of 5 3/4%
  subordinated notes:
    Plus interest and debt issue
      costs, net of tax                  603         --       603        --
                                      ------     ------   -------    ------
Fully diluted net income (loss)       $7,109     $7,630   $27,731   ($  443)
                                      ======     ======   =======    ======
Average shares outstanding during
  period, including common stock
  equivalents:
    Primary                           45,539     39,700    43,078    39,721
      Plus assumed exercise of
        stock options                     --         33        18        29
      Plus assumed conversion of
        6 7/8% subordinated notes
        to common stock                   --      5,491     2,591     5,491
      Plus assumed conversion of
        5 3/4% subordinated notes
        to common stock                3,484         --     1,161        --
                                      ------     ------    ------    ------
    Fully diluted                     49,023     45,224    46,848    45,241
                                      ======     ======    ======    ======
Net income (loss) per share:
    Primary                             $.14       $.18      $.61     ($.06)
                                      ======     ======    ======    ======
    Fully diluted                       $.14       $.17      $.59     ($.06)
                                      ======     ======    ======    ======

                                   PART I
                                   ------

Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Pier 1 Imports, Inc. ("the Company") recorded net sales of $225.6 million for the third quarter of fiscal 1997 and $661.9 million for the first nine months of fiscal 1997, increases of 18.6% and 16.9%, respectively, over the same periods of fiscal 1996. Same-store sales for the third quarter of fiscal 1997 increased 12.1% over the comparable period of fiscal 1996, primarily due to increased customer traffic resulting from the national television advertising campaign commenced during the second quarter of fiscal 1996, the continued focus on company-wide customer service programs and the Company's store remodel and remerchandising programs which have improved the layout and design of approximately 40 stores since the third quarter of fiscal 1996. Same-store sales increased 10.9% for the first nine months of fiscal 1997 versus the same period of fiscal 1996. Hard goods sales, such as furniture and decorative accessories, increased 17.6% during the third quarter of fiscal 1997 compared to the same period of fiscal 1996, while soft goods sales of apparel, jewelry and accessories declined 19.3% in the third quarter of fiscal 1997 versus the third quarter of fiscal 1996. The Company continues to de-emphasize apparel in stores and management expects to completely discontinue soft goods in all Pier 1 stores by the end of fiscal 1997. Hard goods and soft goods sales contributed approximately 96% and 4%, respectively, of total merchandise sales for the third quarter of fiscal 1997. Sales on the Company's proprietary credit card totaled $170.0 million, or 25.7% of total sales, during the first nine months of fiscal 1997 versus proprietary credit card sales of $138.5 million, or 24.5% of total sales, for the comparable period of fiscal 1996. The Company opened 40 new North American stores and closed 13 stores during the first nine months of fiscal 1997, bringing the North American store count to 689 at the end of the third quarter of fiscal 1997 compared to 665 stores at the end of the third quarter of fiscal 1996. Stores worldwide, including North America, Puerto Rico and international operations in the United Kingdom, Mexico and Japan, aggregated 721 at the end of the fiscal 1997 third quarter.

    Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 1.1% to 42.4% for the third quarter of fiscal 1997 and increased 1.1% to 40.4% during the first nine months of fiscal 1997 compared to the same periods of fiscal 1996. The increase in gross profit for the first nine months of fiscal 1997 is partially due to approximately $1.6 million in duty refunds owed the Company as a result of retroactive legislation passed in August 1996. In addition, store occupancy costs, expressed as a percentage of sales, improved 1.3% to 13.7% for both the third quarter and first nine months of fiscal 1997 compared to the same periods of fiscal 1996, primarily due to higher sales leveraging relatively fixed rates on store leases coupled with the Company's purchase (in the fourth quarter of fiscal 1996) of the remaining 90% interest in a limited partnership which owns 33 Pier 1 stores previously leased to the Company, which eliminated base rent for those stores. However, such increases were offset slightly by decreases in merchandise margins during the third quarter and first nine months of fiscal 1997 versus the comparable periods of fiscal 1996 resulting from additional markdowns and promotional discounts required to begin clearing the discontinued soft goods from the stores.

    Selling, general and administrative expenses, including marketing, as a percentage of sales, declined 0.1% to 31.1% for the third quarter of fiscal 1997 and increased 0.4% to 29.2% for the first nine months of fiscal 1997 versus the third quarter and first nine months of fiscal 1996, respectively. In total dollars, selling, general and administrative expenses increased $10.8 million during the third quarter of fiscal 1997 and increased $30.2 million during the first nine months of fiscal 1997 compared to the same periods of fiscal 1996. The increase in the variable selling, general and administrative expenses during the third quarter of fiscal 1997 was primarily due to a $4.0 million increase in store payroll expenses and a $2.0 million increase in store selling supplies, both of which remained flat as a percentage of sales. In addition, other selling, general and administrative expenses increased during the third quarter of fiscal 1997 due to a $1.8 million increase in administrative salaries and bonuses, a $1.8 million increase in net proprietary credit card costs primarily due to an increase in bad debt expense, a $0.6 million increase in expenses related to international ventures, a $0.4 million increase in expenses related to the investigation of trading losses incurred in prior years and discussed further below, and a $0.2 million increase in marketing expenses.

    Operating income increased $5.4 million, or 36.1%, to $20.5 million during the third quarter of fiscal 1997 over the same period in fiscal 1996. For the first nine months of fiscal 1997, operating income increased $12.6 million, or 26.8%, to $59.4 million over the same period of fiscal 1996.

    Net interest expense decreased $0.9 million in the third quarter of fiscal 1997 and decreased $0.7 million for the first nine months of fiscal 1997 compared to the same periods of fiscal 1996. These decreases are primarily due to higher investment income earned on the investment in Whiffletree Partners, L.P. ("Whiffletree") in the first quarter of fiscal 1997 coupled with decreases in interest expense related to the redemption of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997 and the retirement of the 8 1/2% exchangeable debentures, the 11 1/2% subordinated debentures due 2003 and the 11% senior notes due 2001 in the third quarter of fiscal 1997. These decreases were offset partially by interest expense related to the issuance of the 5 3/4% convertible subordinated notes due 2003 in the third quarter of fiscal 1997 and higher short-term net debt levels.

    In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. As a result of the investigations of the trading losses, the Company recorded $16.5 million and $2.8 million of the net trading losses in fiscal 1996 and fiscal 1995, respectively, with $16.0 million and $0.6 million of the net trading losses recorded in the first and second quarters of fiscal 1996, respectively, and $0.1 million of net trading gains recorded in the third quarter of fiscal 1996. The Company has not recorded any tax benefit on these losses since the realization of such benefit is not considered likely based on the information available at this time. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995.

    In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on 13 nursery store sublease agreements with the Company comprising $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the same time, Sunbelt defaulted on three nursery store lease agreements guaranteed by the Company; however, such defaults were subsequently cured. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14.0 million which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. As of December 1996, seven nursery store properties had been sold at costs consistent with the Company's estimates to record the charge. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

    The Company's effective income tax rate for fiscal 1997 is estimated at 40% compared to 40% recorded during the first nine months of fiscal 1996, exclusive of the aforementioned trading losses.

    During the third quarter of fiscal 1997, the Company utilized the net proceeds from the public offering of the 5 3/4% convertible subordinated notes due 2003 to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. In addition, the Company induced the conversion of its $12.5 million of 8 1/2% exchangeable debentures. Thus, the Company recorded an after-tax extraordinary loss of $4.1 million during the third quarter of fiscal 1997 for the early retirement of debt.

    Net income before the extraordinary items and related income tax benefit for the third quarter of fiscal 1997 aggregated $10.6 million, or $.23 per share on a fully diluted basis compared to net income of $6.9 million or $.17 per share on a fully diluted basis for the third quarter of fiscal 1996. Net income after the extraordinary items, net of income tax benefit, for the third quarter of fiscal 1997 aggregated $6.5 million or $.14 per share. Net income before the extraordinary items and related income tax benefit for the first nine months of fiscal 1997 aggregated $30.3 million or $.68 per share on a fully diluted basis compared to net income before special charges of $22.5 million or $.54 per share on a fully diluted basis for the first nine months of fiscal 1996. Net income after the extraordinary items, net of income tax benefit, for the first nine months of fiscal 1997 aggregated $26.2 million or $.59 per share on a fully diluted basis. Special charges for the first nine months of fiscal 1996 included the $16.5 million in trading losses and the $14.0 million provision for Sunbelt defaults.

Liquidity and Capital Resources

    Cash, including temporary investments, increased $12.5 million to $26.0 million at the end of the fiscal 1997 third quarter from $13.5 million at fiscal 1996 year-end. The increase in cash during the first nine months of fiscal 1997 was primarily due to cash flow from operations of $39.0 million, net proceeds from the issuance of the 5 3/4% convertible subordinated notes of $83.6 million, net borrowings under line of credit agreements of $19.9 million and the net proceeds from the liquidation of the Whiffletree investment of $4.7 million. These cash increases were partially offset by repayments of long-term debt of $90.6 million, capital expenditures of $30.9 million, repurchases of the Company's treasury stock in open market transactions of $7.7 million, cash dividend payments of $5.2 million and payments on the reserve for Sunbelt defaults of $2.2 million. Other investing and financing activities provided cash flow of $1.9 million. Cash flow from operations improved $64.9 million during the first nine months of fiscal 1997 over the same period of fiscal 1996 primarily due to higher net income of $26.2 million in fiscal 1997 compared to a net loss of $2.5 million in fiscal 1996, which included $16.5 million of net trading losses, and a $30.2 million decrease in cash expended for inventory purchases during the first nine months of fiscal 1997 as compared to the same period of fiscal 1996.

    Working capital requirements will continue to be provided by cash from operations and a three-year, $65 million competitive advance and revolving credit facility, of which $45 million was available at the end of the third quarter of fiscal 1997, and other short-term (12 month) bank facilities aggregating $149.9 million, of which $15.0 million in committed lines of credit and $27.0 million in uncommitted lines was available at the end of the third quarter of fiscal 1997. The short-term bank facilities consist of $44.7 million of committed lines of credit and $105.2 million of uncommitted lines at the end of the fiscal 1997 third quarter. The Company's current ratio was 3.0 to 1 at the end of the third quarter of fiscal 1997 compared to
3.5 to 1 at fiscal 1996 year-end and 3.0 to 1 at the end of the third quarter of fiscal 1996. The Company's minimum operating lease commitments remaining for fiscal 1997 are $23 million, and the present value of total existing minimum operating lease commitments is $345 million.

    As discussed in Note 1, the Company completed a public offering of 5
3/4% convertible subordinated notes due 2003 during the third quarter of fiscal 1997 which yielded $86.25 million in gross proceeds. Proceeds from the public offering were used to retire high cost, long-term debt and repay $20.0 million outstanding under the Company's bank revolving credit facility. Cash costs for the early retirement of debt totaled approximately $5.6 million.

    In August 1996, the Company announced its intention to arrange a securitization of its proprietary credit card receivables through a private placement of trust certificates representing interests in the proprietary credit card receivables. If the transaction is completed, the Company anticipates receiving cash proceeds of approximately $55 million and would use the proceeds to retire any debt outstanding under the Company's bank revolving credit facility and provide funds for working capital and general corporate purposes.

    During the first nine months of fiscal 1997, approximately $2.2 million was expended and charged against the Company's previously established reserve to disengage financial support of Sunbelt. Cash requirements to fund this reserve will be funded through working capital and operations. As of December 1996, seven of the 13 store properties have been sold at costs consistent with the Company's previously recorded reserve. The Company guarantees other Sunbelt store lease commitments aggregating $3.6 million with a present value of approximately $3.0 million at the end of the fiscal 1997 third quarter. The Company is not aware of any defaults on these leases. The Company believes that it is reasonably possible that a change in this estimate could occur in the near term; however, no further charge is warranted at this time.

    During the first nine months of fiscal 1997, the Company repurchased 500,000 shares of its common stock in open market transactions under a Board of Directors approved program for approximately $7.7 million. In addition, approximately 110,000 shares of common stock were acquired as payment for the exercise of stock options.

    During the first nine months of fiscal 1997, the Company paid cash dividends aggregating $.12 per share and subsequently declared a cash dividend of $.04 per share payable on February 19, 1997 to shareholders of record on February 5, 1997. The Company currently expects to continue cash dividends in fiscal 1997 and fiscal 1998, but intends to retain most of its future earnings for expansion of the Company's business.

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

                            PIER 1 IMPORTS, INC. (Registrant)



Date: January 14, 1997      By:  /s/ Clark A. Johnson
      ----------------           ----------------------------------------
                                 Clark A. Johnson, Chairman of the Board
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date: January 14, 1997           /s/ Stephen F. Mangum
      ----------------           -----------------------------------------
                                 Stephen F. Mangum, Senior Vice President
                                 and Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------
4.1         Indenture, dated September 18, 1996 between the Company and
            Wells Fargo Bank (Texas), N.A., as Trustee, relating to 5 3/4%
            Convertible Subordinated Notes due 2003, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company's
            Registration Statement on Form 8-A/A, filed September 18, 1996.

27          Financial Data Schedule for Nine-month Period Ended November 30,
            1996.