Form 10-K
period 1997-03-01
PIER 1 IMPORTS INC/DE
filed 1997-05-30
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 1, 1997.

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
             (Exact name of Company as specified in its charter)

          DELAWARE                                75-1729843
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

301 Commerce Street, Suite 600
Fort Worth, Texas                                 76102
(Address of principal executive offices)          (Zip Code)

Company's telephone number, including area code:  (817) 878-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
-------------------------------------              -------------------------
Common Stock, $1 par value                         New York Stock Exchange
5 3/4% Convertible Sub. Notes Due 2003             New York Stock Exchange


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

    As of May 7, 1997, there were 45,015,771 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of the Company held by non-affiliates was approximately $925 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
Part III                           Proxy Statement for 1997 Annual Meeting

                                   PART I

Item 1.   Business.

     (a)  General Development of Business.

     From fiscal 1992 through fiscal 1997, the Company, (references to the "Company" or "Pier 1" shall include Pier 1 Imports, Inc. and its subsidiaries throughout this document), expanded its specialty retail operations from 585 North American retail stores to 687 stores. In fiscal year 1997, the Company continued to execute its expansion plan by opening 50 new North American Pier 1 stores while closing 25 stores. Throughout the fiscal year the Company continued its focus on cost efficiencies and expense controls. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, the Company plans to open approximately 55 new Pier 1 stores in fiscal year 1998 and plans to close 29 stores, contingent upon lease renewal negotiations and relocation space availability.

     Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 1997:

Alpharetta, GA                     Lafayette, IN
Birmingham, AL                     Lake Grove, NY
Charlotte, NC                      Littleton, CO
Clarksville, IN                    Maple Grove, MN
Columbia, MO                       Merritt Island, FL
Conroe, TX                         Muncy, PA
Dickson, PA                        Newport, RI
Duluth, MN                         Niles, IL
Eagan, MN                          Oakville, OT
East York, OT                      Oklahoma City, OK
Encinitas, CA                      Phoenix, AZ
Fairless Hills, PA                 Portland, OR
Falls Church, VA                   Santa Fe, NM
Fayetteville, AR                   Sarasota, FL
Fort Worth, TX                     Staten Island, NY
Freehold, NJ                       Sugarland, TX
Gainesville, FL                    Sunset Valley, TX
Gainesville, GA                    Tacoma, WA
Hamden, CT                         Temple, TX
High Point, NC                     Vero Beach, FL
Houston, TX                        Virginia Beach, VA
Humble, TX                         Washington, DC
Key West, FL                       Willow Grove, PA
Knoxville, TN                      Woodbury, MN
La Mesa, CA                        Yakima, WA

     During fiscal 1997, the Company continued its program to redesign all store interiors to improve the visual merchandising of its products. This program incorporates store improvements such as better lighting, wider aisles, a more open view for ease of shopping and greater use of "lifestyle merchandising" by grouping products in home-use settings. This remerchandising effort is accompanied by a remodeling program to refurnish older stores. In the fiscal year 34 stores were remodeled and remerchandised and 54 were remerchandised.

     During fiscal 1997, the Company acquired two corporations which owned 38 Pier 1 store locations which were leased to the Company at the time of the acquisition.

     Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Los Angeles, California; and Savannah, Georgia.

     In May 1997, pursuant to the Company's option, the preference stock of The Pier Retail Group Limited ("The Pier") acquired by the Company in 1993 was converted into a 90% controlling interest of The Pier. The Pier is a fifteen-store retail operation that offers decorative home furnishings and related items in a store setting similar to Pier 1 stores. At fiscal 1997 year-end, The Pier operated thirteen stores in England, one store in Wales and one in Scotland. At the end of fiscal 1997, the Company's net investment in The Pier was $6.5 million. The Company also guarantees a bank line available to The Pier of 5.0 million British Pounds (or $8.1 million) and as of March 1, 1997, $6.1 million was outstanding under this line. While the history of The Pier reflects net losses aggregating $7.8 million since fiscal 1993, The Pier's fiscal 1997 results were better than planned and the current plan indicates marginal profitability and positive cash flow in fiscal 1998.

     During fiscal 1994, the Company initiated an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in certain Sears Mexico stores throughout Mexico. Presently, nine Sears Mexico stores offer Pier 1 merchandise and the parties have entered into a letter of intent to formally franchise these nine locations and all future locations. Along with the change in the structure of the arrangement with Sears Mexico and the prospects for an expanding Mexican economy, the franchise agreement will substantially insulate the Company from currency fluctuations which have reduced its profitability in the past.

     The Company entered into another separate agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") in fiscal 1996 for Sears Puerto Rico to market and sell Pier 1 merchandise in the Sears Puerto Rico stores. Sears Puerto Rico operates 10 stores in Puerto Rico, four of which offer Pier 1 merchandise. During the second quarter of fiscal 1998, Sears Puerto Rico plans to begin marketing and selling Pier 1 merchandise in two additional existing stores. Puerto Rico operations were marginally profitable in fiscal 1997 and are planned to improve as new locations are added.

     Additionally in fiscal 1996, a wholly owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. (collectively "Akatsuki") and Skylark Group to develop Pier 1 retail stores in Japan. In fiscal 1997, Akatsuki has expanded its retail operations to five Pier 1 stores in the Tokyo metropolitan area and surrounding suburbs and, due to the success of the stores opened to date, the Company and Akatsuki have agreed to accelerate the expansion plan and open an additional twelve stores by the end of fiscal 1998. The agreement provides for the licensing of up to 100 total stores.

     In October 1996, the Company completed its planned elimination of high cost fixed debt from its balance sheet. The transactions included the conversion of $68,250,000 of its 6 7/8 subordinated convertible debentures into the Company's common stock which eliminated this obligation from the balance sheet. Further the Company sold $86.25 million of 5 3/4% convertible subordinated notes and utilized the proceeds to retire $18.6 million of 11 1/2% subordinated debentures, and $25 million in 11% senior notes and to reduce the Company's outstanding bank revolving credit facility by $38 million.

     In February 1997, the Company closed the securitization of its proprietary credit card receivables through a private placement of trust certificates which bear interest at the rate of 6.74% per annum and have an average life of approximately five years. The Company received cash proceeds of approximately $50 million.

     In May 1997, the Company purchased a national bank charter in Omaha, Nebraska. The Company plans to use the newly named Pier 1 National Bank to standardize the interest rates and fees charged on its proprietary credit card and export the Nebraska interest rate to the 46 states where the Company operates stores. The Company has 2.27 million card holders.

     On July 31, 1995, the Company entered into a settlement agreement with Sunbelt Nursery Group, Inc. concerning Sunbelt's default on 13 Sunbelt nursery stores subleased from the Company. Pursuant to the settlement agreement, Sunbelt agreed to a claim by the Company of $14.7 million and agreed to continue to sublease the 13 stores at market rates for up to three years or until the Company is able to find buyers for the properties. As of March 1, 1997, the Company had sold seven of the 13 subleased stores. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow above specified levels up to a total of $8 million, with the ability to prepay the obligation at a significant discount. Sunbelt estimates that payments to the Company will commence in 2009 and the obligation will be fully satisfied in the year 2016. If Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement, the remaining $6.7 million of the Company's claim will be deemed satisfied. On January 31, 1997 Sunbelt and the Company modified the terms of the settlement agreement to allow Sunbelt the opportunity to eliminate the existing $8.0 million obligation for a total consideration of $2.0 million, which is comprised of $200,000 in cash, $.8 million in a note and the remaining $1.0 million to be settled by Mr. Duoos, Chairman of the Board, on behalf of Sunbelt upon the registration and sale of $1.0 million of his personal shares of common stock in Sunbelt, valued on the date delivered and immediately following the registration of the shares with the Securities and Exchange Commission. The Company has the unilateral right to terminate this agreement (i) if the Sunbelt shares are not delivered by May 30, 1997 or (ii) if the closing price of Sunbelt's common stock on the day immediately preceding the delivery date is less than one dollar per share.

     (b)  Financial Information About Industry Segments.

     The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.

     Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements which are set forth in
Item 8 herein.

     (c)  Narrative Description of Business.

     The specialty retail operations of Pier 1 consist of a chain of retail stores operating under the name "Pier 1 Imports," "The Market of Pier 1" and "The Pier," selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, accessories and other specialty items for the home. At the end of fiscal 1997, the Company had completely discontinued casual clothing and fashion accessories in all Pier 1 stores.

     On March 1, 1997, Pier 1 operated 661 stores in 47 states of the United States, 25 stores in two Canadian provinces and 1 store in Puerto Rico. It also had 20 franchised stores in 15 states. Additionally, the Company, through certain subsidiaries, operated 15 stores in the United Kingdom under the name The Pier. The Company supplies merchandise and licenses the Pier 1 name to Sears Mexico and Sears Puerto Rico which sell Pier 1 merchandise in dedicated retail space in nine Sears Mexico stores and in four Sears Puerto Rico stores. The Company has five franchise stores in Tokyo and surrounding suburbs. The company-operated Pier 1 stores in the United States and Canada average approximately 7,500 square feet in size of retail selling space, and are generally freestanding units located near major shopping centers or malls, predominately located in all major United States metropolitan areas and many of the primary smaller markets. In fiscal 1997, net sales of the Company totalled $947.1 million of which The Pier totalled $20.3 million. Pier 1 stores have their highest sales volumes during November and December, reflecting the Christmas selling season.

     The Company offers a diverse selection of products consisting of over 5,000 items. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture and the related furniture pads and pillows to be used on patios and in sun rooms, living, dining and kitchen areas, and constituted approximately 31.5%, 32.8% and 32.8% of the total retail sales of Pier 1 in fiscal years 1997, 1996, and 1995, respectively. These goods are purchased mainly from Italy, Malaysia, Chile, China, the Philippines and Indonesia, as well as domestic sources and are made of metal and handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes.

     DECORATIVE HOME FURNISHINGS - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 27.5%, 27.0% and 27.5% to Pier 1's total retail sales in fiscal years 1997, 1996 and 1995, respectively. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items, practically all of which are handcrafted from natural materials.

     HOUSEWARES - This product group is purchased mainly from India, the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13.8%, 14.1% and 14.3% of the total retail sales of Pier 1 in fiscal years 1997, 1996 and 1995, respectively.

     BED & BATH - This product group is imported mainly from India, England, Italy and China, as well as domestic sources and includes bath and fragrance products, candles, and bedding. These goods accounted for approximately 12.2%, 9.2% and 7.8% of the total retail sales of Pier 1 in fiscal years 1997, 1996 and 1995, respectively.

     SEASONAL - This product group consists of merchandise to celebrate holiday and spring/summer entertaining and is imported mainly from Europe, Canada, China, and India. These items accounted for approximately 9.6%, 9.3% and 8.7% of the total retail sales of Pier 1 in fiscal years 1997, 1996 and 1995, respectively.

     APPAREL - This product group is imported from India, Greece, Thailand and Indonesia and accounted for approximately 5.4%, 7.6% and 8.9% of the total retail sales of Pier 1 in fiscal years 1997, 1996 and 1995, respectively. Apparel has now been completely discontinued.

     Merchandise offered for sale in Pier 1 stores largely consists of items that require a significant degree of handcraftsmanship. Most items are imported directly by Pier 1 from foreign suppliers. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. During fiscal 1997, Pier 1 imported approximately 30.3% of its purchases from China, 18.1% from India, and 28.7% from Indonesia, Japan, Thailand, the Philippines, and Italy. The remaining 22.9% was imported from various Asian, European, Central American, South American and African countries or obtained from United States manufacturers, wholesalers or importers. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

     The Company currently maintains 6 regional distribution centers located in or near Baltimore, Maryland; Los Angeles, California; Fort Worth, Texas; Chicago, Illinois; Savannah, Georgia; and Columbus, Ohio, and leases additional space from time to time and on a temporary basis. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked, and made available for shipment to the various stores in the center's region. The merchandise is then distributed to the retail stores by leased fleet and contract carriers. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory in order to be assured of a sufficient supply of products to its customers.

     Pier 1 primarily competes with small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, depth and breadth of merchandise assortment and customer service. The Company believes its stores enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other stores may offer fewer items and change them less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products.

     As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise, including the need to order merchandise from four to twelve months in advance of delivery and to pay for such merchandise at the time it is loaded for transport to designated U.S., international or Canadian destinations. Additionally, dock strikes, fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company.

     In the 1988 Omnibus Trade and Competitiveness Act ("1988 Act") was signed into law amending the Trade Act of 1974 (the "Act"). This legislation was enacted partly in response to a perceived decline in U.S. global competitiveness and the continuing presence of unfair trade practices that limit U.S. exporters' access to foreign markets. Under the law, unfair trade practices of countries around the world may be investigated by the office of the United States Trade Representative, and such investigations may lead to sanctions which could take the form of quotas or increased duties on imports into the U.S.

     Under the Act, the U.S. Trade Representative is required to take some action within 30 days (subject to being postponed for 180 days) after the conclusion of its investigation of countries alleged to have committed unfair trade practices. Upon a determination that a country has committed an unfair trade practice, the U.S. Trade Representative may designate the subject country a priority foreign country whose trade practices, if corrected, would provide the greater potential for expansion of U.S. exports. On three previous occasions, the U.S. Trade Representative identified China as a priority foreign country under the Act, which designations were rescinded after agreements were reached with China regarding the basis for the designations.

     The United States may employ other measures besides the Act to implement its international trade policies and objectives, such as the withdrawal of most favored nation ("MFN") status to countries around the world which would cause import duties to increase. In May 1997, the President indicated he would recommend to Congress renewal of China's MFN trading status. Congress has 90 days from June 3, 1997 to revoke China's MFN status. If no action is taken, China's MFN status would be renewed for one year from July 3, 1997. However, if China's MFN status is lost, the Company would choose to source affected goods from other countries. Any type of sanction on imports is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In such event, the Company will seek similar products from other countries.

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

     The Company owns five federally registered service marks under which its company-operated and franchised stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS and 1,104,059 for the mark PIER 1 and 1,907,947 for the mark PIER 1 IMPORTS FOR A CHANGE and 1,903,864 for the mark FOR A CHANGE. Also the Company has registered, and has applications pending for the registration of Pier 1 trademarks and service marks in the United States and in numerous foreign countries.

     On March 1, 1997, the Company employed a total of 11,255 persons:
5,721 were full-time employees and 5,534 were part-time employees.

     The Company maintains a wholly owned foreign subsidiary incorporated under the laws of Hong Kong to manage certain merchandise procurement, export and financial service functions for Pier 1. Also the Company maintains a wholly owned foreign subsidiary incorporated under the laws of Bermuda which owns the right to license and to franchise the Company's trademarks and service marks outside the United States, Canada, Puerto Rico and Mexico.

Item 2.   Properties.

     As a holding company, the Company does not own any physical property materially important to the conduct of its business operations. The Company's home office in Fort Worth, Texas is leased by Pier 1.

     A subsidiary of the Company leases certain properties consisting principally of retail stores, warehouses and office space. The subsidiary leases currently provide 136,777 square feet of office space in downtown Fort Worth for the Company's home office. Most of the Company's North American retail store operations are conducted pursuant to leases which are classified as operating leases, and at March 1, 1997, the present value of the Company's minimum future operating lease commitments aggregated approximately $375 million.

     The Company currently owns and leases distribution space of approximately 2.75 million square feet. Additional temporary space requirements can be met by leasing space on a short-term basis.

     The following table shows the distribution by state of Pier 1 North American stores as of March 1, 1997:

United States and Puerto Rico
-----------------------------
Alabama              8             Nebraska             4
Arizona             10             Nevada               3
Arkansas             4             New Hampshire        4
California          78             New Jersey          20
Colorado            15             New Mexico           3
Connecticut         13             New York            34
Delaware             2             North Carolina      14
Florida             48             North Dakota         3
Georgia             20             Ohio                31
Idaho                3             Oklahoma             6
Illinois            33             Oregon               6
Indiana             15             Pennsylvania        27
Iowa                 5             Puerto Rico          1
Kansas               6             Rhode Island         3
Kentucky             6             South Carolina       7
Louisiana            9             South Dakota         2
Maryland            16             Tennessee           13
Massachusetts       20             Texas               56
Michigan            21             Utah                 4
Minnesota           17             Virginia            23
Mississippi          4             Washington          17
Missouri            11             West Virginia        1
Montana              2             Wisconsin           13
                                   Wyoming              1


Canada
------
Ontario             16
Quebec               9


    Warehouse properties that are owned or leased by Pier 1 are as follows:

                                                    Owned/Leased
Location                        Approx. Sq. Ft.     Facility
-------------------             ---------------     ------------
Baltimore, Maryland             634,186 sq. ft.     Leased
Columbus, Ohio                  527,127 sq. ft.     Leased
Chicago, Illinois               297,552 sq. ft.     Owned
Fort Worth, Texas               454,868 sq. ft.     Owned
Rancho Cucamonga, California    417,000 sq. ft.     Leased
Savannah, Georgia               393,216 sq. ft.     Owned

     The Company has agreements with unaffiliated parties to lease certain stores and distribution center space. Certain of these unaffiliated parties are committed to make available up to $25.0 million for development or acquisition of properties leased by Pier 1. As of March 1, 1997, the Company utilized $23.9 million of that availability. This facility expires December 30, 1997, at which time the Company must extend the term of the facility or purchase the properties covered under the facility. In order to continue to finance new store land and building costs, the Company is exploring other financing opportunities currently available in the capital markets.

     During fiscal 1997, the Company acquired two corporations which owned 38 Pier 1 store locations, which were leased to the Company, for an aggregate purchase price of $59.9 million. The purchase price of these corporations approximated the fair market value of the land and buildings owned by these corporations at the time of purchase. The effect of owning these properties, as opposed to leasing these properties, is not expected to have a significant impact on future operations.

Item 3.   Legal Proceedings.

     There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at March 1, 1997. While a certain number of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolutions of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted against the Company in these lawsuits.

     On December 27, 1995, a derivative suit, entitled Harry Lewis v. Clark
A. Johnson, et al., was filed by a stockholder on behalf of the Company in the Delaware Chancery Court against each member of the Company's Board of Directors. The complaint alleged that the Directors violated their fiduciary duties to the Company and its stockholders by not adequately supervising the officers, employees and agents of the Company who were responsible for the trading activities that resulted in the $19.3 million in losses described in Note 12 to the financial statements. The suit was consolidated with four other stockholder derivative suits and was dismissed without prejudice on April 14, 1997.

     On January 3, 1996, another derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson, et al., was filed by a stockholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and the outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its stockholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its stockholders. The suit seeks an award in the amount of all damages sustained by the Company. On February 12, 1996, the Company filed a related cross-claim suit against S. Jay Goldinger, the financial consultant, and his firm, Capital Insight, and a third-party claim against a brokerage firm, Refco, Inc., asserting conspiracy and fraud and seeking damages sustained by the Company from the trading activities managed by Goldinger. The plaintiffs agreed to dismiss without prejudice claims against the Company's officers and directors other than the former chief financial officer, but Refco subsequently filed a third-party suit against the Company's officers and directors seeking indemnification and contribution. The Company's former chief financial officer filed cross-claims against the Company seeking unpaid and post-employment benefits and damages for alleged libel and slander by the Company. The Company filed cross-claims against its former chief financial officer based on his actions related to the investments which led to the trading losses. The ultimate outcome of such matters cannot presently be determined.

     On January 24, 1996, a suit, entitled Hernan Velasquez v. Clark A. Johnson, et al., was filed in the District Court of Tarrant County, Texas against the Company and each member of the Company's Board of Directors. The complaint asserted a class action by Company stockholders purchasing and/or holding Company common stock between July 8, 1994, and December 22, 1995, and alleged fraud and violations of the Texas Securities Act in the dissemination of materially false and misleading information concerning the Company's financial condition and sought compensatory and exemplary damages in excess of $50 million in connection with purchases by the stockholder class of Company common stock during the class period. The suit was dismissed without prejudice on April 14, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.

Executive Officers of the Company

     CLARK A. JOHNSON, age 66, has served as Chairman and Chief Executive Officer of the Company, and a member of the Executive Committee since March 1988. He has been a Director of the Company since March 1983. From May 1985 to March 1988, Mr. Johnson was President and Chief Executive Officer of the Company. He is a Director of Albertson's, Inc., InterTAN, Inc., Metro Media International Group and Heritage Media Corporation.

     MARVIN J. GIROUARD, age 57, has served as President and Chief Operating Officer of the Company and as a Director since August 1988. From May 1985 until August 1988, he served as Senior Vice President - Merchandising of Pier 1. Additionally, he serves as a Director of ENSERCH Corporation.

     STEPHEN F. MANGUM, age 43, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1996. From January 1994 to July 1996, he served as Senior Vice President and Chief Financial Officer of Bloomingdale's, Inc., a subsidiary of Federated Department Stores, Inc., and served as Vice President of Profit Development from March 1993 to December 1993. From August 1987 to March 1993, he served as Vice President of Finance/Control of the Hecht's division of The May Department Stores Company, Inc.

     J. RODNEY LAWRENCE, age 51, has served as Senior Vice President of Legal Affairs and Secretary of the Company and Pier 1 Imports (U.S.), Inc. since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

     E. MITCHELL WEATHERLY, age 49, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

     PHIL E. SCHNEIDER, age 45, has served as Senior Vice President of Marketing of the Company and Pier 1 Imports (U.S.), Inc. since May 1993 and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

     CHARLES H. TURNER, age 40, has served as Senior Vice President of Stores of the Company and Pier 1 Imports (U.S.), Inc. since August 1994 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     PERRY R. MCNEELY, age 49, has served as Senior Vice President of Logistics of the Company and Pier 1 Imports (U.S.), Inc. since June 1993. From January 1989 to June 1993, he was Vice President of Operations for Lechters, Inc.

     JAY R. JACOBS, age 42, has served as Senior Vice President of Merchandising of the Company since May 1995, served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995 and served as Director of Divisional Merchandising of the Company from July 1991 to May 1995.

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

                                   PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters.

     The Company's common stock is traded on the New York Stock Exchange. As of May 1997, there were approximately 18,000 stockholders of the Company's common stock.

                      Market Price
                     ---------------    Cash Dividends
Fiscal 1997           High     Low      Per Share(1)
-----------          ------   ------    --------------
First Quarter        15 3/4   12                 $0.04
Second Quarter       17       14 3/8              0.04
Third Quarter        16 1/2   13                  0.04
Fourth Quarter       18 5/8   14 5/8              0.04

Fiscal 1996
-----------
First Quarter(2)      9 1/2    8                 $0.03
Second Quarter       10        7 3/4              0.03
Third Quarter        10 7/8    8 7/8              0.03
Fourth Quarter       13 1/4    9 5/8              0.04
____________________
(1) For restrictions on the payments of dividends, see Management's Discussion and Analysis of Financial Condition and Results of Operations
    - Liquidity and Capital Resources.
(2) Market prices and cash dividends have been adjusted to reflect the effect of the 5% stock dividend distributed May 8, 1995.

    Certain of the Company's existing loan and lease guarantee agreements require the Company to maintain certain financial ratios and limit certain investments and distributions to stockholders, including cash dividends, loans to stockholders and purchases of treasury stock. Generally the Company may make "restricted payments," as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of approximately $22.6 million as of March 1, 1997. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 1998 but intends to retain most of its future earnings for the expansion of the Company's business. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6.    Selected Financial Data.

                            Pier 1 Imports, Inc.
                              FINANCIAL SUMMARY
                  ($ in millions except per share amounts)

                               4-Year
                              Compound
                               Annual                Year Ended
                               Growth   ----------------------------------
                                Rate     1997   1996   1995   1994   1993
                              --------  ------ ------ ------ ------ ------
Summary of operations:
  Net sales                     10.8%   $947.1  810.7  712.0  685.4  629.2
  Gross profit                  11.8%   $384.5  325.5  277.6  259.6  246.2
  Selling, general and
    administrative expenses     11.1%   $274.5  235.6  206.0  195.4  180.2
  Depreciation and
    amortization                 7.0%   $ 19.8   17.2   16.0   15.8   15.1
  Store-closing provision               $    -      -      -   21.3      -
  Operating income              15.4%   $ 90.2   72.7   55.6   27.1   50.9
  Nonoperating expense,
    net of income (1)           (9.9%)  $  9.9   44.3   22.3   18.8   15.0
  Income before income taxes,
    extraordinary charges and
    equity in net
    loss of subsidiary          22.3%   $ 80.3   28.4   33.2    8.4   35.9
  Equity in net loss of
    Sunbelt Nursery Group, Inc.         $    -      -      -      -  (3.6)
  Income before extraordinary
    charges                     20.3%   $ 48.2   10.0   22.1    5.9   23.0
  Extraordinary charges, net
    of income tax benefit (2)           $  4.1      -      -      -      -
  Net income for common
    stockholders                17.7%   $ 44.1   10.0   22.1    5.9   23.0
Per common share data:(3)
  Primary net income for common
    stockholders                14.4%   $ 1.01    .25    .56    .15    .59
  Fully diluted net income
    before extraordinary
    charges for common stock-
    holders                     16.8%   $ 1.06    .25    .55    .15    .57
  Fully diluted net income for
    common stockholders         14.2%   $  .97    .25    .55    .15    .57
  Cash dividends declared       27.8%   $  .16    .13    .10    .09    .06
  Stockholders' equity           9.7%   $ 7.40   5.73   5.60   5.09   5.11
Other financial data:
  Working capital(4)            (6.1%)  $175.1  246.8  265.0  229.0  225.2
  Current ratio(4)                         2.6    3.5    4.1    3.5    3.4
  Total assets                   5.5%   $570.3  531.1  485.9  463.3  460.5
  Long-term debt                (6.8%)  $111.3  180.1  154.4  145.2  147.2
  Stockholders' equity          12.7%   $323.0  227.9  222.4  201.1  200.5
  Weighted average shares
    outstanding and common
    stock equivalents
    (millions) (3)                        43.7   39.8   39.7   39.5   39.2
  Effective tax rate(5)                  40.0%   64.7   33.6   29.0   25.9
  Return on average stock-
    holders' equity                      16.0%    4.5   10.4    3.0   12.2
  Return on average total assets          8.0%    2.0    4.6    1.3    5.4
  Pre-tax return on sales(6)              8.5%    3.5    4.7    1.2    5.7
---------------------

(1) Nonoperating expense, net of income, is comprised of interest expense and interest and investment income in each fiscal year presented, and in addition, includes net trading losses or gains in fiscal years 1996, 1995 and 1994, the provision for Sunbelt
    Nursery Group, Inc. defaults in fiscal year 1996 and the write-down of General Host securities in fiscal years 1995 and 1994.
(2) The Company recorded after-tax extraordinary charges aggregating $4.1 million during the third quarter of fiscal year 1997 from the early retirement of debt. See Note 5 of the Notes to Consolidated Financial Statements.
(3) Reflects the effect of the 5% stock dividend distributed May 8, 1995.
(4) The reduction in the fiscal year 1997 working capital and current ratio is due to the recording as a non-current asset the beneficial interest from the securitization of proprietary credit card receivables. See:
    Note 2 of the Notes to Consolidated Financial Statements.
(5) The Company has not recorded any tax benefit on the fiscal year 1996 and 1995 net trading losses, which resulted in higher effective tax rates in those years.
(6) Calculated before extraordinary charges, net of income tax benefit, in fiscal year 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pier 1 Imports, Inc. (the "Company") is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with 720 stores in 47 states, Puerto Rico and Canada, and international operations in the United Kingdom, Japan and Mexico as of fiscal 1997 year-end. The Company directly imports merchandise from 44 countries around the world and designs proprietary assortments that become exclusive Pier 1 Imports offerings. In fiscal 1997, the Company reported sales of $947.1 million and net income of $44.1 million or $.97 per share on a fully diluted basis, after recording after-tax extraordinary charges of $4.1 million for the early retirement of debt. Income before extraordinary charges aggregated $48.2 million, or $1.06 per share on a fully diluted basis.

FISCAL YEARS ENDED MARCH 1, 1997 AND MARCH 2, 1996

     During the 52-week period of fiscal 1997, the Company's net sales increased $136.4 million, or 16.8%, to $947.1 million over net sales of $810.7 million reported in the 53-week period of fiscal 1996. Same-store sales in fiscal 1997 increased 12.9% over the comparable 52-week period of fiscal 1996. The continued growth in sales is primarily due to increased customer traffic in the stores resulting from the national television advertising campaign which commenced in the second quarter of fiscal 1996, the continued focus on company-wide customer service programs and the Company's store remodel and remerchandising programs which have improved the layout and design of approximately 144 new and existing stores during fiscal 1997. The Company's remerchandising strategy focuses on upgrading the store chain through a new floor plan and fixture design. The Company opened 50 and closed 25 North American stores during fiscal 1997. Beginning in fiscal 1997, the Company consolidated the operations of The Pier Retail Group Limited ("The Pier"), a 15-store retail chain in the United Kingdom in which the Company has an investment in preference stock. As a result of the consolidation, the Company recorded $20.3 million in The Pier's net sales during fiscal 1997. Hard goods sales, such as furniture and decorative accessories, increased 16.2% in fiscal 1997 compared to fiscal 1996, while soft goods sales declined 19.9% in fiscal 1997 compared to fiscal 1996. During fiscal 1997, the Company de-emphasized apparel in stores and at the end of fiscal 1997, the Company had completely discontinued soft goods in all Pier 1 Imports stores. Hard goods and soft goods sales contributed 95% and 5%, respectively, of total sales in fiscal 1997. North American sales per average square foot of retail selling space increased to $177.67 in fiscal 1997 from $164.39 in the prior year, and the North American average dollar transaction increased 6.6% in fiscal 1997 over fiscal 1996.

     Sales on the Company's proprietary credit card aggregated $226.2 million, or 23.9% of total sales, for the 52-week period in fiscal 1997, an increase of 20.2% over proprietary credit card sales of $188.3 million, or 23.2% of total sales, for the 53-week period in fiscal 1996. Proprietary credit card customers spent an average of $136 per transaction in fiscal 1997 compared to $130 per transaction in fiscal 1996, while the number of active cardholder accounts grew 10.9% over fiscal 1996. Sales on the Company's proprietary credit card are encouraged through targeted marketing promotions.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 0.4% to 40.6% in fiscal 1997 from 40.2% in fiscal 1996. Merchandise margins decreased slightly in fiscal 1997 to 53.8% compared to 54.1% in fiscal 1996, primarily due to clearance and promotional markdowns on soft goods merchandise during fiscal 1997 as the Company de-emphasized soft goods merchandise in the stores throughout the fiscal 1997 year. The decrease in soft goods merchandise margins was partially offset by an increase in hard goods merchandise margins for decorative accessories, housewares and bed and bath, coupled with approximately $2.2 million in duty refunds, including interest, paid to the
Company as a result of retroactive legislation passed in August 1996.   The
Company continues to operate 13 Clearance Centers within North America to move older merchandise and allow more room for fresh merchandise in the stores throughout the year. Store occupancy costs, as a percentage of sales, improved 0.8% to 13.2% in fiscal 1997 from 14.0% in fiscal 1996, primarily due to the effect of higher sales leveraging relatively fixed store lease costs. In addition, store lease costs were reduced as a result of the Company's purchase of stores previously leased to the Company, thereby eliminating base and percentage rents for those stores.

     Selling, general and administrative expenses, including marketing, as a percentage of sales, decreased 0.1% to 29.0% in fiscal 1997 from 29.1% in fiscal 1996. In total dollars, selling, general and administrative expenses increased $38.9 million in fiscal 1997 compared to fiscal 1996, with $24.3 million of the increase attributable to expenses that normally grow proportionately with sales and net new stores, such as store salaries and supplies, and profit sharing bonuses. Marketing expenses, which decreased 0.2% as a percentage of sales, increased $4.6 million in fiscal 1997 as the Company continues to utilize primarily television advertising. Selling, general and administrative expenses related to international operations and ventures increased by $2.3 million. Travel and meeting expenses increased by $2.2 million. All other selling, general and administrative expenses increased by a total of $5.5 million.

     Operating income increased $17.5 million to $90.2 million, or 9.5% of sales, in fiscal 1997 from $72.7 million, or 9.0% of sales, in fiscal 1996.

     Interest and investment income increased in fiscal 1997 compared to fiscal 1996 primarily due to $1.6 million in investment income recognized on the investment in Whiffletree Partners, L.P. ("Whiffletree") during fiscal 1997. Interest expense decreased $2.1 million during fiscal 1997 compared to fiscal 1996. The decrease was due to the conversion of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997, the exchange of the 8 1/2% exchangeable debentures and the retirement of the 11 1/2% subordinated debentures due 2003 and the 11% senior notes due 2001 in the third quarter of fiscal 1997. These decreases were offset partially by interest expense related to the issuance in the third quarter of fiscal 1997 of the 5 3/4% convertible subordinated notes due 2003 and higher average short-term debt levels.

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from trading activities in a discretionary account. As a result of the investigations of the trading losses, the Company recorded $16.5 million and $2.8 million of the net trading losses in fiscal 1996 and fiscal 1995, respectively. The Company has not recorded any tax benefit on these losses. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed the $19.3 million recorded in fiscal years 1996 and 1995. See: Notes 6 and 12 of the Notes to Consolidated Financial Statements.

     In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on 13 nursery store sublease agreements with the Company comprising $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the same time, Sunbelt defaulted on three nursery store lease agreements guaranteed by the Company; however, such defaults were subsequently cured. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14.0 million which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflects the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. As of March 1997, seven nursery store properties had been sold at costs consistent with the Company's estimates to record the charge. For additional information, see the results of operations discussion of the fiscal years ended March 2, 1996 and February 25, 1995 below.

     The Company's effective income tax rate for fiscal 1997 is 40% compared to 64.7% in fiscal 1996. The effective rate for fiscal 1996, exclusive of the aforementioned net trading losses, would have been 41%. The effective income tax rate for fiscal 1998 is expected to approximate 40%.

     During the third quarter of fiscal 1997, the Company utilized the net proceeds from the public offering of the 5 3/4% convertible subordinated notes due 2003 to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. In addition, the Company induced the exchange of its $12.5 million of 8 1/2% exchangeable debentures. The Company recorded after-tax extraordinary charges of $4.1 million during the third quarter of fiscal 1997 for the early retirement of debt. The pre-tax extraordinary charges aggregated $6.9 million.

     Fiscal 1997 net income aggregated $44.1 million, or $.97 per share on a fully diluted basis, compared to fiscal 1996 net income of $10.0 million, or $.25 per share. Fiscal 1997 net income before extraordinary charges and related income tax benefit aggregated $48.2 million, or $1.06 per share on a fully diluted basis, compared to net income before special charges in fiscal 1996 of $35.6 million, or $.85 per share on a fully diluted basis. Special charges in fiscal 1996 included the $16.5 million in net trading losses and the $14.0 million provision for Sunbelt defaults.


FISCAL YEARS ENDED MARCH 2, 1996 AND FEBRUARY 25, 1995

     Net sales grew $98.7 million, or 13.9%, to $810.7 million for the 53-week period of fiscal 1996 compared to $712.0 million for the 52-week period of fiscal 1995. For the comparable 52-week period of fiscal 1996 versus the same period of fiscal 1995, total sales increased 12.0% and same-store sales increased 6.5%. The growth in sales was partially attributable to the national television advertising campaign which began in July 1995 and increased customer traffic and transactions in the stores. In addition, the Company instituted new in-store selling programs, redesigned stores to enhance visual merchandising, and remodeled 35 stores in fiscal 1996 as part of a long-term strategy to refurbish existing stores. During fiscal 1996, the Company opened 48 conventional Pier 1 stores and 8 mall-based stores, and closed 22 stores in North America, resulting in an 8.0% increase in the weighted average store count (which is calculated based on the number of days a store is open during a given period) over the prior year. Hard goods sales, such as furniture and decorative accessories, contributed 93% of total sales, while soft goods sales of apparel, jewelry and accessories comprised 7% of total sales. Hard goods sales increased 11.8% during fiscal 1996, while soft goods sales declined 6.2% in fiscal 1996 compared to the year earlier. The Company continued to improve store sales by de-emphasizing apparel and focusing merchandise selection on products for the home and family. Sales per average square foot of retail selling space increased to $164.39 in fiscal 1996 from $154.03 a year ago. Net sales for fiscal years 1996 and 1995 excluded $3.6 million and $26.7 million, respectively, for stores included in the fiscal 1994 store-closing program.

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

     Selling, general and administrative expenses, including marketing, aggregated 29.1% of sales in fiscal 1996 compared to 28.9% of sales in fiscal 1995. In dollars, the fiscal 1996 increase of $29.6 million over the prior year was affected by the 53-week year compared to the fiscal 1995 52-week year, as well as increases in expenses that normally grow proportionately with sales and net new stores, such as store salaries and supplies. Although marketing expenses declined slightly as a percentage of sales, expenses increased $2.5 million to support the shift from primarily print advertising to primarily television advertising beginning in mid-summer of fiscal 1996. Additionally, supply expenses increased 0.4% as a percentage of sales or $4.6 million due, in part, to increased costs associated with bags, boxes, tissues, and funding of the new exclusive Pier 1 tags. Other costs included in fiscal 1996 selling, general and administrative expenses were $1.2 million related to the investigation of the trading losses.

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

     In late December 1995, the Company was made aware of trading losses of $19.3 million resulting from substantial trading activities in a discretionary account. The Company had regularly designated a portion of its excess cash and short-term investments for management by a financial consultant in the discretionary account. The amount of funds deposited by the Company varied during each year, and the funds were generally withdrawn near the end of each fiscal year. According to statements of the account provided by brokerage firms that executed trading activity at the financial consultant's instructions, the funds were invested in treasury bonds, treasury bond futures contracts and options on treasury bond futures contracts. The futures and options contracts were often used in a manner that provided a high degree of speculation and leverage to the invested funds. As a result of the investigations of the trading losses, the Company recorded $16.5 million of the net trading losses in fiscal 1996 and restated its fiscal 1995 financial statements to record $2.8 million of the net trading losses during that year. Fiscal 1996 and 1995 quarterly financial statements have been restated to reflect the trading losses and gains during those periods based on the information available to the Company. The Company deposited a total of $19.5 million in the discretionary account in fiscal 1996, and during the first and second quarters incurred net trading losses in the account of $16.0 million and $0.6 million, respectively, and during the third quarter attained a net trading gain of $0.1 million.
During the first, second and third fiscal quarters of fiscal 1995, the Company incurred net trading losses in the account of $1.5 million, $4.2 million and $5.7 million, respectively, and during the fourth quarter attained a net trading gain of $8.6 million. To the extent trading losses are not offset by trading gains, the Company has not recorded any tax benefit on these losses. The Company and a Special Committee of the Board of Directors investigated the matter and found no evidence to suggest that the Company's net losses from these trading activities will exceed $19.3 million in the aggregate.

     In April 1993, the Company completed the sale of its 49.5% ownership interest in Sunbelt to General Host and, in connection with the sale, committed to provide Sunbelt a $12 million credit facility through April 1994 and up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company received payment of the amounts owed under the credit facility and agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates. The Company also had outstanding guarantees on other Sunbelt store lease commitments which aggregated $4.5 million with a present value of approximately $3.4 million at fiscal 1996 year-end. In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. Sunbelt also defaulted on three nursery store lease agreements guaranteed by the Company. In July 1995, the Company entered into a settlement agreement with Sunbelt concerning Sunbelt's default on the 13 store sublease agreements and store lease agreements guaranteed by the Company. Pursuant to the settlement agreement, Sunbelt agreed to a claim by the Company of $14.7 million (secured by a second lien on up to $6 million of Sunbelt's assets) and agreed to continue to sublease the 13 stores for up to three years or until the Company is able to find a buyer for the properties. Sunbelt also cured the defaults on the three nursery store leases guaranteed by the Company. Additionally, Sunbelt is obligated to make future deferred payments out of its cash flow above specified levels up to a total of $8 million (which may be prepaid with $4 million in payments made by May 1997 or with $6 million in payments made by May 1998). The remaining $6.7 million of the Company's claim will be deemed satisfied if Sunbelt fully performs its obligations relating to these and other terms of the settlement agreement. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14 million which represents the estimated cost to disengage from its financial support of Sunbelt. The charge reflected the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. As of March 1996, two nursery store properties had been sold at costs consistent with the Company's estimates used to record the charge.

     In the third quarter of fiscal 1995, the Company recorded a non-cash, pre-tax special charge of $7.5 million to reflect an 'other than temporary' decline in the market value of the General Host common stock held by the Company. As a result of the issuance of the Company's exchangeable debentures in December 1994, the General Host common stock was no longer available for sale, and the Company no longer had market risk in relation to the General Host common stock.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash, including temporary investments, increased $18.8 million to $32.3 million in fiscal 1997 from $13.5 million a year earlier. Cash flow from operations increased $123.7 million to $135.1 million in fiscal 1997 from $11.4 million in fiscal 1996 primarily due to net income (adjusted for non-cash and non-operating items) totalling $75.5 million, the sale of the proprietary credit card receivables in February 1997, which provided net cash proceeds of $49.6 million, and a reduction in inventory levels of $7.8 million. Other sources of cash during fiscal 1997 included $83.6 million in net proceeds from the issuance of 5 3/4% convertible subordinated notes in September 1996 and $4.7 million in net proceeds from the liquidation of the Whiffletree investment. These cash increases were partially offset by repayments of long-term debt of $90.6 million, acquisitions aggregating $59.9 million by the Company of two corporations owning 38 Pier 1 Imports store locations, which were leased to the Company, capital expenditures of $36.8 million, purchases of the Company's stock in open market transactions of $7.7 million, cash dividend payments of $7.0 million, payments on the reserve for Sunbelt defaults of $3.4 million and net payments under line of credit agreements of $2.0 million. Other net cash provided by operating, investing and financing activities aggregated $5.0 million.

     During fiscal 1997, capital expenditures of $13.0 million were required to support the opening of 50 new Pier 1 Imports stores in North America. A total of 34 stores were remodeled in fiscal 1997 at a cost of approximately $6.1 million. In fiscal 1998, an additional 55 existing stores will be remodeled for approximately $13.7 million. The Company's new store development plan for fiscal 1998 provides for the opening of approximately 56 U.S. stores, primarily in single-store markets. Financing for new store land and building costs will be provided by operating leases. Inventory and fixtures for the fiscal 1998 development plan are estimated to cost approximately $15.1 million, which will be funded by operations, working capital and bank lines of credit. Twenty-nine stores are expected to close in fiscal 1998 as their leases expire.

     Working capital requirements will continue to be provided by cash on hand, operations, sales of proprietary credit card receivables and a committed three-year, $65 million competitive advance and revolving credit facility, all of which was available at the end of fiscal 1997, and other short-term (12-month) bank facilities aggregating $159.7 million, of which $75.3 million in uncommitted lines of credit was available at fiscal 1997 year-end. At the end of fiscal 1997, the short-term bank facilities consisted of $29.7 million in committed lines of credit and $130.0 million in uncommitted lines. Most of the Company's loan and lease guarantee agreements require the Company to maintain certain financial ratios and limit certain investments and distributions to stockholders, including cash dividends and purchases of treasury stock. At fiscal 1997 year-end, the most restrictive of these agreements limited the aggregate of such payments to $22.6 million. The Company's current ratio was 2.6 to 1 at fiscal 1997 year-end compared to 3.5 to 1 at fiscal 1996 year-end. The reduction in the fiscal 1997 current ratio is due to the recording as a non-current asset the $34.1 million of beneficial interest received in connection with the sale of proprietary credit card receivables. See: Note 2 of the Notes to Consolidated Financial Statements.

     The Company has commitments from unaffiliated parties to make available up to $25.0 million for the development or acquisition of stores for lease to the Company. As of fiscal 1997 year-end, the Company utilized $23.9 million of that availability. This facility expires December 30, 1997, at which time the Company must extend the term of the facility or purchase the properties covered under the facility. In order to continue to finance new store land and building costs, the Company is exploring other financing opportunities currently available in the capital markets. The Company's minimum future operating lease commitments expected for fiscal 1998 aggregate $95.6 million, and the present value of total existing operating lease commitments is $375.3 million. These commitments will be funded from operating cash flow.

     In February 1997, the Company securitized its entire portfolio of proprietary credit card receivables (the "Receivables"). The Company sold all existing Receivables to a wholly owned subsidiary, Pier 1 Funding, Inc. ("Funding"), which transferred the Receivables to the Pier 1 Credit Card Master Trust (the "Master Trust"). The Master Trust may issue one or more series of beneficial interests in the Master Trust that represent undivided interests in the assets of the Master Trust consisting of the Receivables and all proceeds of the Receivables. In the initial sale of Receivables, the Company sold $84.1 million of Receivables and received $49.6 million in cash and $34.1 million in beneficial interests in the Master Trust. On a daily basis, the Company will sell to Funding for transfer to the Master Trust all future-generated Receivables, except those failing certain eligibility criteria, and receive as the purchase price payments of cash (funded from the amount of undistributed principal collections from Receivables in the Master Trust) and residual interests in the Master Trust. The Company is obligated to repurchase from Funding certain Receivables related to customer credits such as merchandise returns and other receivable defects, but has no obligation to reimburse Funding, the Master Trust or purchasers of any certificates issued by the Master Trust for credit losses from the Receivables. The holder of any subordinated certificate of interest in the Master Trust, which currently is only Funding, is subject to credit losses from the Receivables before holders of senior certificates, and Funding, as holder of the residual interest in the Master Trust, is subject to credit losses allocable to the residual interest in proportion to that interest relative to all interests in the Master Trust.

     As part of the initial transaction securitizing the Receivables, the Master Trust sold to third parties $50.0 million of Series 1997-1 Class A Certificates, which bear interest at 6.74% and mature in May 2002. Funding retained the $14.1 million of Series 1997-1 Class B Certificates, which are currently non-interest bearing and subordinated to the Class A Certificates, and retained the residual interest in the Master Trust. Funding has the right to sell in the future all or part of the Class B Certificates, which would then bear interest at a rate determined at that time, and to exchange a portion of its residual interest for the proceeds of a new issuance of certificates by the Master Trust. Beginning in October 2001, principal collections of Receivables allocable to Series 1997-1 will be used to amortize the outstanding balances of the Series 1997-1 Certificates and will not be available to fund the purchase of new receivables being transferred from the Company. At March 1, 1997, the Master Trust held $87.1 million in Receivables.

     The Master Trust is in the process of issuing a Series 1997-2 of variable funding certificates, of which the Series 1997-2 Class A Certificates are anticipated to provide for a maximum outstanding principal balance of $50.0 million that may be issued and repaid from time to time in minimum increments of $1.0 million, bear interest at fixed spreads over the Certificateholder's A-1/P-1 commercial paper rate and mature approximately five years after issuance. Funding expects to retain the Series 1997-2 Class B subordinated Certificates, which will be issued in amounts equal to 11.7% of the corresponding Class A Certificates.

     In September 1996, the Company completed a public offering of 5 3/4% convertible subordinated notes due 2003 which yielded $86.3 million in gross proceeds. These notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion price of $18.50 per share, subject to adjustment under certain circumstances. Net proceeds from the public offering were used to retire high cost, long-term debt and repay $20 million outstanding under the Company's bank revolving credit facility. Cash costs for the early retirement of debt totaled approximately $5.6 million. See: Note 5 of the Notes to Consolidated Financial Statements.

     During fiscal 1997, approximately $3.4 million was expended and charged against the Company's previously established reserve to disengage from its financial support of Sunbelt. At fiscal 1997 year-end, approximately $10.4 million remained in the reserve. Cash requirements to fund this reserve will be funded through working capital and operations. As of March 1997, seven of the 13 store properties have been sold at costs consistent with the Company's previously recorded reserve. The Company guarantees other Sunbelt store lease commitments aggregating $3.0 million with a present value of approximately $2.6 million at the end of fiscal 1997. The Company is not aware of any defaults on these leases.

     In March 1993, the Company invested $3 million in Whiffletree. In April 1996, the Company divested its interest in Whiffletree for approximately $4.7 million, yielding a three-year compound annual return of approximately 14.7% after termination costs.

     During fiscal 1997, the Company purchased for approximately $7.7 million 500,000 shares of its common stock in open market transactions under a Board of Directors approved program. In addition, approximately 116,000 shares of common stock were acquired as payment for the exercise of employee stock options.

     During fiscal 1997, the Company paid cash dividends aggregating $.16 per share and subsequently declared a cash dividend of $.04 per share payable on May 15, 1997 to shareholders of record on May 1, 1997. The Company currently expects to continue to pay cash dividends in fiscal 1998 but to retain most of its future earnings for expansion of the Company's business.

     The Company's inventory purchases are made almost entirely in U.S. dollars. When purchase commitments are denominated in foreign currencies, the Company may enter into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

     Management believes the funds provided from operations, coupled with the Company's cash position, available lines of credit and sales of accounts receivable through securitization agreements, are sufficient to meet its foreseeable cash requirements.


IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the operations of the Company.


IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal year 1998. The adoption of this standard will impact earnings per share calculations; however, the adoption will have no impact on the Company's results of operations.

Item 8.   Financial Statements and Supplementary Data.

     Index to Financial Statements

          Financial Statements:
               Reports of Independent Auditors
               Consolidated Statements of Operations for the Years Ended
                    March 1, 1997, March 2, 1996 and February 25, 1995
               Consolidated Balance Sheets at March 1, 1997 and March 2,
                    1996
               Consolidated Statements of Cash Flows for the Years Ended
                    March 1, 1997, March 2, 1996 and February 25, 1995
               Consolidated Statements of Stockholders' Equity for the Years
                    Ended March 1, 1997, March 2, 1996 and February 25, 1995
               Notes to Consolidated Financial Statements

          Financial Statement Schedules:
               For the Years Ended March 1, 1997, March 2, 1996 and
                    February 25, 1995
               II - Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Pier 1 Imports, Inc.

     We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of March 1, 1997 and March 2, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Pier 1 Imports, Inc. for the year ended February 25, 1995 were audited by other auditors whose reports dated April 7, 1995, except for Notes 6, 9, 12, and 13, as to which the date is February 29, 1996, expressed an unqualified opinion on those statements and schedule.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at March 1, 1997 and March 2, 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Fort Worth, Texas
April 11, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pier 1 Imports, Inc.

     In our opinion, the consolidated statements of operations, of cash flows and changes in stockholders' equity for the year ended February 25, 1995, after the restatement described in Note 12, present fairly, in all material respects, the results of operations and cash flows of Pier 1 Imports, Inc. and its subsidiaries for the year ended February 25, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Pier 1 Imports, Inc. for any period subsequent to February 25, 1995.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Fort Worth, Texas
April 7, 1995, except for Notes 6, 9,
     12, and 13, as to which the
     date is February 29, 1996

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                      Year Ended
                                             ----------------------------
                                               1997      1996      1995
                                             --------  --------  --------
Net sales                                    $947,091  $810,707  $711,985

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                          562,629   485,186   434,412
  Selling, general and administrative
    expenses                                  274,477   235,617   206,022
  Depreciation and amortization                19,765    17,204    15,989
                                             --------  --------  --------
                                              856,871   738,007   656,423
                                             --------  --------  --------
      Operating income                         90,220    72,700    55,562

Nonoperating (income) and expense:
  Interest and investment income               (2,713)     (935)   (2,231)
  Interest expense                             12,595    14,723    14,223
  Trading losses                                   --    16,463     2,799
  Provision for Sunbelt Nursery Group,
    Inc. defaults                                  --    14,000        --
  Write-down of General Host securities            --        --     7,543
                                             --------  --------  --------
                                                9,882    44,251    22,334
                                             --------  --------  --------
      Income before income taxes and
        extraordinary charges                  80,338    28,449    33,228

Provision for income taxes                     32,129    18,400    11,168
                                             --------  --------  --------
      Income before extraordinary charges      48,209    10,049    22,060

Extraordinary charges from early
  retirement of debt, net of income tax
  benefit of $2,747                             4,122        --        --
                                             --------  --------  --------
Net income                                   $ 44,087  $ 10,049  $ 22,060
                                             ========  ========  ========

Primary net income per share:
  Before extraordinary charges                  $1.10      $.25      $.56
  Extraordinary charges, net of income
    tax benefit                                  (.09)       --        --
                                                -----      ----      ----
  Net income                                    $1.01      $.25      $.56
                                                =====      ====      ====
Fully diluted net income per share:
  Before extraordinary charges                  $1.06      $.25      $.55
  Extraordinary charges, net of income
    tax benefit                                  (.09)       --        --
                                                -----      ----      ----
  Net income                                    $ .97      $.25      $.55
                                                =====      ====      ====

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands except share data)

                                                         1997      1996
                                                       --------  --------
ASSETS

Current assets:
  Cash, including temporary investments of $22,188
    and $1,588, respectively                           $ 32,280  $ 13,534
  Accounts receivable, net of allowance for doubtful
    accounts of $267 and $3,949, respectively             4,128    77,735
  Inventories                                           220,013   223,166
  Prepaid expenses and other current assets              29,057    33,078
                                                       --------  --------
      Total current assets                              285,478   347,513

Properties, net                                         216,836   144,627
Other assets                                             67,954    38,956
                                                       --------  --------
                                                       $570,268  $531,096
                                                       ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt  $  4,845  $  4,454
  Accounts payable and accrued liabilities              105,541    96,246
                                                       --------  --------
      Total current liabilities                         110,386   100,700

Long-term debt                                          111,250   180,100
Other non-current liabilities                            25,584    22,373

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
    authorized, 45,361,000 and 39,877,000 issued,
    respectively                                         45,361    39,877
  Paid-in capital                                       166,475   110,899
  Retained earnings                                     118,721    81,633
  Cumulative currency translation adjustments            (1,385)   (1,072)
  Less--373,000 and 303,000 common shares in
    treasury, at cost, respectively                      (5,437)   (2,545)
  Less--unearned compensation                              (687)     (869)
                                                       --------  --------
                                                        323,048   227,923
Commitments and contingencies
                                                       --------  --------
                                                       $570,268  $531,096
                                                       ========  ========
The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                     Year Ended
                                              ---------------------------
                                               1997      1996      1995
                                              -------   -------   -------
Cash flow from operating activities:
  Net income                                 $ 44,087   $10,049   $22,060
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization              19,765    17,204    15,989
    Deferred taxes and other                    6,422     4,509     3,515
    Investment gain                            (1,607)       --        --
    Extraordinary charges on early retirement
      of debt                                   6,869        --        --
    Provision for Sunbelt Nursery Group, Inc.
      defaults                                     --    14,000        --
    Write-down of General Host securities          --        --     7,543
    Change in cash from:
      Inventories                               7,775   (22,198)   18,352
      Accounts receivable and other
        current assets                         37,596   (13,346)  (16,071)
      Accounts payable and accrued expenses    12,889     7,159       417
      Store-closing reserve                        --    (6,020)   (4,650)
      Other assets, liabilities, and
        other, net                              1,303        27      (618)
        Net cash provided by operating       --------   -------   -------
          activities                          135,099    11,384    46,537
                                             --------   -------   -------
Cash flow from investing activities:
  Capital expenditures                        (36,775)  (22,127)  (17,471)
  Proceeds from disposition of properties         841        84        62
  Cost of disposition of Sunbelt Nursery
    Group, Inc. properties                     (3,412)       --        --
  Acquisitions                                (59,936)       --        --
  Acquisition of limited partnership
    interest                                       --   (40,000)       --
  Loans to Sunbelt Nursery Group, Inc.             --        --    (9,600)
  Proceeds from Sunbelt Nursery Group, Inc.        --        --    11,600
  Other investments                             4,665    (7,600)   (2,093)
        Net cash used in investing            -------   -------   -------
          activities                          (94,617)  (69,643)  (17,502)
                                              -------  --------   -------
Cash flow from financing activities:
  Cash dividends                               (6,999)   (5,158)   (4,138)
  Proceeds from issuance of long-term debt     83,602    40,000    11,060
  Repayments of long-term debt                (90,639)  (14,750)   (2,500)
  Net (payments) borrowings under line of
    credit agreements                          (1,961)    1,700        --
  (Payments) proceeds from (purchases) sales
    of capital stock, treasury stock, and
    other, net                                 (5,739)     (565)      (14)
        Net cash (used in) provided by       --------   -------   -------
          financing activities                (21,736)   21,227     4,408
                                             --------   -------   -------
Change in cash and cash equivalents            18,746   (37,032)   33,443
Cash and cash equivalents at beginning
  of year                                      13,534    50,566    17,123
                                             --------   -------   -------
Cash and cash equivalents at end of year     $ 32,280   $13,534   $50,566
                                             ========   =======   =======

The accompanying notes are an integral part of these financial statements.

                                                       Pier 1 Imports, Inc.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (in thousands except share data)
                                                       Cumulative            Subscriptions
                                                        Currency               Receivable   Unrealized Loss      Total
                            Common   Paid-in Retained  Translation  Treasury  and Unearned   on Marketable   Stockholders'
                             Stock   Capital Earnings  Adjustments    Stock   Compensation Equity Securities    Equity
                            -------  ------- --------  -----------  --------  ------------ ----------------- -------------
Balance February 26, 1994   $37,617 $ 92,670  $76,597    ($  964)   ($  884)     ($1,369)       ($2,574)        $201,093

Purchases of treasury stock      --       --       --         --     (2,575)          --             --           (2,575)
Restricted stock grant and
  amortization                   --       (2)      --         --        (61)         263             --              200
Exercise of stock options
  and other                     209    1,165       (3)        --      2,043           --             --            3,414
Currency translation
  adjustments                    --       --       --       (231)        --           --             --             (231)
Realized loss on marketable
  equity securities              --       --       --         --         --           --          2,574            2,574
Cash dividends ($.10
  per share)                     --       --   (4,138)        --         --           --             --           (4,138)
Net income                       --       --   22,060         --         --           --             --           22,060
                            ------- -------- --------    -------    -------      -------        -------         --------
Balance February 25, 1995    37,826   93,833   94,516     (1,195)    (1,477)      (1,106)            --          222,397
Purchases of treasury stock      --       --       --         --     (4,090)          --             --           (4,090)
Restricted stock grant and
  amortization                    7      123       --         --         29          237             --              396
Exercise of stock options
  and other                     166      682      365         --      2,993           --             --            4,206
Currency translation
  adjustments                    --       --       --        123         --           --             --              123
Cash dividends ($.13
  per share)                     --       --   (5,158)        --         --           --             --           (5,158)
Stock dividend (5%)           1,878   16,261  (18,139)        --         --           --             --               --
Net income                       --       --   10,049         --         --           --             --           10,049
                            ------- -------- --------    -------    -------      -------        -------         --------
Balance March 2, 1996        39,877  110,899   81,633     (1,072)    (2,545)        (869)            --          227,923
Purchases of treasury stock      --       --       --         --     (9,520)          --             --           (9,520)
Restricted stock grant and
  amortization                   --       --       --         --         --          182             --              182
Exercise of stock options
  and other                      --   (1,539)      --         --      6,628           --             --            5,089
Currency translation
  adjustments                    --       --       --       (313)        --           --             --             (313)
Cash dividends ($.16
  per share)                     --       --   (6,999)        --         --           --             --           (6,999)
Conversion of 6 7/8%
  convertible debt            5,484   57,115       --         --         --           --             --           62,599
Net income                       --       --   44,087         --         --           --             --           44,087
                            ------- -------- --------    -------    -------      -------        -------         --------
Balance March 1, 1997       $45,361 $166,475 $118,721    ($1,385)   ($5,437)     ($  687)       $    --         $323,048
                            ======= ======== ========    =======    =======      =======        =======         ========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Organization - Pier 1 Imports, Inc. is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with retail stores located in the United States, Canada and Puerto Rico and international operations in the United Kingdom, Mexico and Japan. Concentrations of risk with respect to sourcing the Company's inventory purchases are limited due to the large number of vendors or suppliers and their geographic dispersion around the world. The Company sources the largest amount of inventory from China; however, management believes that alternative merchandise could be obtained from manufacturers in other countries over time.

     Basis of consolidation - The consolidated financial statements of Pier 1 Imports, Inc. and its consolidated subsidiaries (the "Company") include the accounts of all subsidiary companies. Beginning in fiscal 1997, the Company consolidated the results of The Pier Retail Group Limited ("The Pier"). Material intercompany transactions and balances have been eliminated.

     Use of estimates - Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fiscal periods - The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 1997 consisted of a 52-week year; fiscal 1996 was a 53-week year (which occurs every seven years); and fiscal 1995 was a 52-week year. Fiscal 1997 ended March 1, 1997, fiscal 1996 ended March 2, 1996 and fiscal 1995 ended February 25, 1995.

     Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The effect of foreign currency exchange rate fluctuations on cash is not material.

     Marketable securities - Trading account assets are recorded at their fair value, with unrealized gains and losses recorded as trading gains or losses in the Company's statement of operations. See: Notes 6 and 12 of the Notes to Consolidated Financial Statements. Debt and equity securities available for sale are recorded at their fair value, with unrealized gains and losses accumulated and included as a separate component of stockholders' equity, net of related income tax effects. Adjustments for any impairments in the market value of equity securities available for sale (based on market conditions) that are deemed to be 'other than temporary' are included as a loss in the current year's operations.

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

     Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on and off balance sheet commitments.

     The Company hedges certain commitments denominated in foreign currency through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale; any gains or losses on such contracts are included in the cost of the merchandise purchased.

     The Company enters into foreign exchange forward contracts only with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to its off balance sheet financial instruments. The Company does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material.

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

     Advertising costs - All advertising costs are expensed the first time the advertising takes place. Advertising costs were $36,968,000, $32,093,000 and $29,566,000 in fiscal 1997, 1996 and 1995, respectively. The amounts of prepaid advertising at fiscal year-ends 1997, 1996 and 1995 were $762,000, $456,000 and $71,000, respectively.

     Income taxes - Income tax expense is based on the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At March 1, 1997, such undistributed earnings aggregated $16.6 million.

     Stock based compensation - The Company grants stock options and restricted stock for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares at the date of grant. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting and Disclosure of Stock-Based Compensation," in October 1995. This standard, which was adopted by the Company in fiscal 1997, had no effect on the Company's results of operations. The Company continues to account for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

     Net income per share - Net income per share during a period is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which totaled 43,682,000, 39,778,000 and 39,698,000 for fiscal 1997, 1996 and 1995, respectively.
Computation of the weighted average shares for fiscal 1995 gives retroactive effect to the 5% stock dividend distributed May 8, 1995. Fully diluted net income per share is based on the assumed conversion into common stock of all the 5 3/4% convertible subordinated notes in fiscal 1997 and the 6 7/8% convertible subordinated notes in fiscal 1997, 1996 and 1995. Interest expense and amortized debt issue costs, net of tax, on the 5 3/4% convertible subordinated notes were added back to net income and aggregated $1.4 million in fiscal 1997. Interest expense and amortized debt issue costs, net of tax, on the 6 7/8% convertible subordinated notes were added back to net income and aggregated $0.9 million, $2.7 million and $3.5 million in fiscal 1997, 1996 and 1995, respectively. Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for all fiscal years presented, with the exception of a $.04 dilution for fiscal 1997. If the 6 7/8% convertible subordinated notes had been converted at the beginning of the fiscal 1997 year, primary earnings per share would have been reduced by $.02. See: Note 5 of the Notes to Consolidated Financial Statements.

     Impact of recently issued accounting standards - In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998. The adoption of this standard will impact earnings per share calculations; however, the adoption will have no impact on the Company's results of operations.

Note 2 - Proprietary Credit Card Information

     The Company's proprietary credit card receivables arise primarily under open-end revolving credit accounts used to finance purchases of merchandise and services offered by the Company. These accounts have various billing and payment structures, including varying minimum payment levels and finance charge rates. The Company has an agreement with a third party to provide certain credit card processing and related credit services, while the Company maintains control over credit policy decisions and customer service standards.

     As of fiscal 1997 year-end, the Company had approximately 2.2 million proprietary cardholders and 396,000 active customer credit accounts (accounts with balances as of the beginning or end of fiscal 1997). These accounts had an average balance of $220. The Company's proprietary credit card sales accounted for 23.9% of the total sales in fiscal 1997. A summary of the Company's proprietary credit card results for each of the last three fiscal years follows (in thousands):

                                                1997      1996      1995
                                              --------  --------  --------
Costs:
         Processing fees                      $  7,811  $  6,932  $  6,536
         Write-off of capitalized costs          3,151        --        --
         Provision for bad debts                 6,728     5,763     3,285
         Reversal of bad debt provision         (3,824)       --        --
                                              --------  --------  --------
                                                13,866    12,695     9,821
                                              --------  --------  --------
Income:
         Finance charge income, net of fees     11,476    11,245     8,800
         Insurance and other income                614       312       237
                                              --------  --------  --------
                                                12,090    11,557     9,037
                                              --------  --------  --------
           Net proprietary credit card costs  $  1,776  $  1,138  $    784
                                              ========  ========  ========

Preferred Card sales                          $226,248  $188,303  $126,836
                                              ========  ========  ========

Costs as a percent of Preferred Card sales       6.13%     6.74%     7.74%
                                                 =====     =====     =====

Gross Preferred Card receivables at year-end  $ 87,089  $ 76,878  $ 62,648
                                              ========  ========  ========

Owned Preferred Card receivables at year-end  $     --  $ 76,878  $ 62,648
                                              ========  ========  ========

     In February 1997, the Company securitized its entire portfolio of proprietary credit card receivables (the "Receivables"). The Company sold all existing Receivables to a special purpose wholly owned subsidiary, Pier 1 Funding, Inc. ("Funding"), which transferred the Receivables to the Pier 1 Imports Credit Card Master Trust (the "Master Trust"). The Master Trust may issue one or more series of beneficial interests in the Master Trust that represent undivided interests in the assets of the Master Trust consisting of the Receivables and all proceeds of the Receivables. In the initial sale of Receivables, the Company sold $84.1 million of Receivables and received $49.6 million in cash and $34.1 million in beneficial interests in the Master Trust. On a daily basis, the Company will sell to Funding for transfer to the Master Trust all future-generated Receivables, except those failing certain eligibility criteria, and receive as the purchase price payments of cash (funded from the amount of undistributed principal collections from Receivables in the Master Trust) and residual interests in the Master Trust. The Company is obligated to repurchase from Funding certain Receivables related to customer credits such as merchandise returns and other receivable defects, but has no obligation to reimburse Funding, the Master Trust or purchasers of any certificates issued by the Master Trust for credit losses from the Receivables. The holder of any subordinated certificate of interest in the Master Trust, which currently is only Funding, is subject to credit losses from the Receivables before holders of senior certificates, and Funding, as holder of the residual interest in the Master Trust, is subject to credit losses allocable to the residual interest in proportion to that interest relative to all interests in the Master Trust. Funding was capitalized by the Company as a wholly owned special purpose subsidiary that is subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in the Receivables. Neither Funding nor the Master Trust is consolidated with the Company.

     As part of the initial transaction securitizing the Receivables, the Master Trust sold to third parties $50.0 million of Series 1997-1 Class A Certificates, which bear interest at 6.74% and mature in May 2002. Funding retained the $14.1 million of Series 1997-1 Class B Certificates, which are currently non-interest bearing and subordinated to the Class A Certificates, and retained the residual interest in the Master Trust. Funding has the right to sell in the future all or part of the Class B Certificates, which would then bear interest at a rate determined at that time, and to exchange a portion of its residual interest for the proceeds of a new issuance of certificates by the Master Trust. Beginning in October 2001, principal collections of Receivables allocable to Series 1997-1 will be used to amortize the outstanding balances of the Series 1997-1 Certificates and will not be available to fund the purchase of new receivables being transferred from the Company.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides guidance for distinguishing transfers of financial assets (securitizations) that are sales from transfers that are secured borrowings occurring after December 31, 1996. The Company's recently completed securitization, as discussed above, was accounted for as a sale in accordance with SFAS No. 125. As a result of the sale, the Company reversed its allowance for doubtful accounts and wrote off all unamortized account origination costs. Costs of completing the transaction were charged against income. The sale had no material impact on net income in fiscal 1997 and the Company expects no material impact in future years, although the precise amounts will be dependent on a number of factors such as interest rates and levels of securitization.

Note 3 - Properties

     Properties are summarized as follows at March 1, 1997 and March 2, 1996 (in thousands):

                                                          1997      1996
                                                        --------  --------
         Land                                           $ 58,637 $  28,485
         Buildings                                        82,198    52,710
         Equipment, furniture and fixtures               108,391   103,108
         Leasehold interests and improvements            105,739    84,877
         Construction in progress                             50       402
                                                        --------  --------
                                                         355,015   269,582
         Less accumulated depreciation and
           amortization                                  138,179   124,955
                                                        --------  --------
             Properties, net                            $216,836  $144,627
                                                        ========  ========

     During fiscal 1997, the Company acquired two corporations which owned 38 Pier 1 store locations, which were leased to the Company, for an aggregate purchase price of $59.9 million. The purchase price of these corporations approximated the fair market value of the land and buildings owned by these corporations at the time of purchase. The effect of owning these properties, as opposed to leasing these properties, is not expected to have a significant impact on future operations.

Note 4 - Accounts Payable and Accrued Liabilities/Other Non-current
Liabilities

     The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at March 1, 1997 and March 2, 1996 (in thousands):

                                                           1997      1996
                                                         -------   -------
     Trade accounts payable                             $ 41,026   $32,070
     Accrued payroll and other employee-
         related liabilities                              25,068    19,146
     Sunbelt default reserve                              10,372    13,784
     Accrued taxes, other than income                      8,742     8,200
     Store-closing reserves                                2,245     5,255
     Accrued insurance, other than workers'
         compensation                                      3,748     4,230
     Accrued interest                                      2,257     4,070
     Gift certificates outstanding                         5,972     3,226
     Other                                                 6,111     6,265
                                                       ---------   -------
         Accounts payable and accrued liabilities       $105,541   $96,246
                                                        ========   =======

     Accrued average rent                               $ 14,328   $13,819
     Other                                                11,256     8,554
                                                        --------   -------
         Other non-current liabilities                  $ 25,584   $22,373
                                                        ========   =======

     At the end of fiscal 1994, the Company recorded a pre-tax special charge of $21.3 million for a store-closing provision that was established to reflect the anticipated costs to close 49 stores with histories of underperformance and high occupancy costs, and to close the Canadian distribution center and administrative offices. This closing plan was completed during fiscal 1997. In the normal course of business, the Company may from time to time elect to close certain stores before their scheduled lease expiration dates. The costs associated with such closures are not expected to have a material effect on net income or cash flow and will be charged to income when the determination is made to close such stores. Accrued liabilities at March 1, 1997 include a provision of $2.2 million for stores to be closed during the next year.

Note 5 - Long-term Debt and Available Credit

     Long-term debt is summarized as follows (in thousands):

                                                          1997      1996
                                                        --------  --------
         11 1/2% subordinated debentures, net of
           unamortized discount of $2,062 in 1996        $   --   $ 17,938
         Industrial revenue bonds                         25,000    25,000
         11% senior notes                                    --     25,000
         6 7/8% convertible subordinated notes               --     62,750
         8 1/2% exchangeable debentures, net of
           unamortized discount of $626 in 1996              --     11,874
         5 3/4% convertible subordinated notes            86,250       --
         Competitive advance and revolving credit
           facility                                          --     40,000
         Capital lease obligations                            39       104
                                                        --------  --------
                                                         111,289   182,666
         Less - portion due within one year                   39     2,566
                                                        --------  --------
                                                        $111,250  $180,100
                                                        ========  ========

     In July 1996, $62.7 million of the Company's 6 7/8% convertible subordinated notes due April 1, 2002 were converted into 5,483,823 shares of the Company's common stock. The remaining $69,000 of the notes were redeemed at a price of 103.4375% of par plus accrued interest. The conversion and redemption of the note reduced the Company's long-term debt by $62.8 million and increased its equity capitalization by approximately $62.6 million.

     In September 1996, the Company issued $86.3 million of 5 3/4% convertible subordinated notes due 2003. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $18.50 per share. The Company may redeem the notes, in whole or in part, on or after October 2, 1999. Interest on the notes will be payable semiannually on April 1 and October 1 of each year, commencing April 1, 1997.

     The Company utilized the net proceeds from the issuance of the 5 3/4% convertible subordinated notes due 2003 to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. The balance of the net proceeds was used to repay $20.0 million outstanding under the Company's bank revolving credit facility. In addition, the Company induced the exchange of its $12.5 million of 8 1/2% exchangeable debentures during the third quarter of fiscal 1997. The Company recorded pre-tax extraordinary charges aggregating $6.9 million during the third quarter of fiscal 1997 for the early retirement of the aforementioned debt. The after-tax extraordinary charges aggregated $4.1 million or $.09 per share.

     Long-term debt matures as follows (in thousands):

         Fiscal 1998                                    $     39
                1999                                          --
                2000                                          --
                2001                                          --
                2002                                          --
                Thereafter                               111,250
                                                        --------
                                                        $111,289
                                                        ========

     Some of the Company's loan and lease agreements require that the Company maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to stockholders and purchases of treasury stock. At fiscal 1997 year-end, the most restrictive of the agreements limits the aggregate of such payments to $22.6 million.

     The Company has lines of credit which aggregate approximately $225 million. The lines may be used for short-term working capital requirements and/or merchandise letters of credit. At fiscal 1997 year-end, approximately $110 million had been utilized, leaving $115 million of available lines of credit. The weighted average interest rate on short-term working capital loans outstanding was 6.5% and 6.7% for fiscal 1997 and 1996, respectively.

Note 6 - Fair Value of Financial Instruments

     A financial consultant retained by the Company to manage the Company's excess cash and short-term investments used some of the Company's funds to trade in treasury bonds, treasury bond futures contracts, options on treasury bond futures contracts and other financial instruments. The trading account was closed prior to the end of fiscal 1996. There were no open positions at March 2, 1996. The average fair value of the trading account was $0.6 million and $1.9 million during fiscal years 1996 and 1995, respectively. Net realized losses associated with these trading activities totalled approximately $16.5 million in fiscal year 1996.

     As of March 1, 1997, the fair value of long-term debt was $125.1 million compared to its recorded value of $111.3 million. The fair value of long-term debt was estimated based on the quoted market values for the same or similar issues, or rates currently available for debt with similar terms. There are no other significant assets or liabilities with a fair value different from the recorded value.

     Until August 5, 1995, the Company had an interest rate hedging agreement on $100 million of notional principal with a commercial bank for the purpose of limiting the Company's exposure to interest rate fluctuations on its $25 million of floating rate industrial revenue bonds, as well as approximately $75 million of store operating lease agreements with rental payments linked to LIBOR. This swap agreement was designated as a hedge contract and, therefore, the differential between the floating and fixed interest rates to be paid was recognized over the life of the agreement. Under this swap agreement, the Company paid a fixed rate of 6.25% and, since inception, had received an average floating rate of 4.93%. In addition, the Company augmented the swap through the purchase of an interest rate floor with the effect that the Company received payments under the swap based on a floating rate not less than 6.25% from February 6, 1995 until August 5, 1995. The Company's weighted average interest rates, including the effects of hedging activities, were 8.3% and 7.8% for the 1996 and 1995 fiscal years, respectively. The weighted average interest rates, excluding the effects of hedging activities, would have been 8.6% and 7.9% for the 1996 and 1995 fiscal years, respectively. This swap agreement expired on August 5, 1995 and was not renewed.

     At March 1, 1997, the Company had approximately $7.2 million of forward exchange contracts outstanding with negligible fair values and with maturities ranging from one to five months.

Note 7 - Employee Benefit Plans

     In 1986, the Company adopted a qualified, defined contribution employee retirement plan. All full- and part-time personnel who are at least 21 years old, have been employed for a minimum of 12 months and have worked 1,000 hours in the preceding twelve months are eligible to participate in the plan. Employees contributing from 1% to 5% of their compensation receive matching Company contributions of up to 3%. Company contributions to the plan were $1,459,000, $1,400,000 and $1,282,000 in fiscal 1997, 1996 and 1995, respectively.

     In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code.

     The Company maintains supplemental retirement plans ("the Plans") for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. The Company recorded expenses related to the Plans of $1,006,000, $1,152,000 and $850,000 in fiscal 1997, 1996 and 1995, respectively.

Note 8 - Matters Concerning Stockholders' Equity

     Stock purchase plan - Substantially all employees and directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of annual compensation and directors may contribute part or all of their monthly directors' fees. The Company contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the Plan. Company contributions to the Plan were $888,000, $896,000 and $844,000 in fiscal years 1997, 1996 and 1995, respectively.

     Restricted stock grant plans - In fiscal 1997, 1996 and 1995, the Company issued 9,553 shares, 16,247 shares and 19,584 shares, respectively, of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for the issuance of up to 259,692 shares. The shares of restricted stock were awarded in conjunction with the granting of stock options to those officers, with the number of shares awarded representing 25% of the number of stock options granted. The restricted stock will vest at the times and to the extent that such stock options are exercised. The cost of these restricted stock shares, which is not material, is being expensed over the specified vesting period of the related options. Shares not vested are returned to the Plan if employment is terminated for any reason. To date, 10,637 shares have been returned to the Plan.

     In 1991, the Company issued 292,825 shares of its common stock to key officers pursuant to a Restricted Stock Grant Plan which provides for issuance of up to 530,333 shares. These shares vest and the cost of these shares, which is not material, is being expensed over a 10-year period of continued employment. Unvested shares are returned to the Plan if employment is terminated for any reason. To date, 161,615 shares have been returned to the Plan.

     Stock option plans - In June 1989, the Company adopted two stock option plans, the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan. Under the employee plan, options have been granted at the fair market value of shares on the date of grant and may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as non-qualified options. Under the director plan, non-qualified options covering 3,000 shares are granted once each year to each non-employee director. The Company may grant options covering up to 3,070,253 shares of the Company's common stock under the employee plan and up to 150,000 shares under the director plan. Both plans are subject to adjustments for stock dividends.

     In 1990, the 1980 Stock Option Plan expired subject to outstanding options covering 439,290 shares at fiscal year-end 1997.

     A summary of stock option transactions related to the stock option plans during the three fiscal years ended March 1, 1997 is as follows:

                                                                Weighted                             Exercisable Shares
                                                                Average     Weighted Average    -----------------------------
                                                                Exercise     Fair Value at      Number of    Weighted Average
                                                    Shares        Price      Date of Grant       Shares       Exercise Price
                                                    ------      --------    ----------------    ---------    ----------------
Outstanding at February 26, 1994                  1,051,722      $ 6.22                          634,111          $5.54
  Options granted                                   400,330        7.87
  Options exercised                                (126,505)       6.15
  Options cancelled or expired                      (77,709)       6.72
                                                  ---------
Outstanding at February 25, 1995                  1,247,838        6.70                          687,855           7.52
  Options granted (includes effect of 5%
    stock dividend)                                 460,154       10.30          $3.93
  Options exercised                                (226,796)       4.51
  Options cancelled or expired                      (73,060)       7.95
                                                  ---------
Outstanding at March 2, 1996                      1,408,136        7.69                          705,441           6.32
  Options granted                                   832,211       16.54           6.42
  Options exercised                                (315,368)       5.16
  Options cancelled or expired                       (8,720)       7.96
                                                  ---------
Outstanding at March 1, 1997                      1,916,259       11.95                          603,270           8.00
                                                  =========

For shares outstanding at March 1, 1997:

                                                                Weighted
                                                                Average    Weighted Average     Shares       Weighted Average
                                                    Total       Exercise      Remaining        Currently     Exercise Price -
    Ranges of Exercise Prices                       Shares        Price    Contractual Life   Exercisable   Exercisable Shares
    -------------------------                       ------      --------   ----------------   -----------   ------------------
        $ 4.07 - $ 5.41                             145,424      $ 4.83           2.83           145,424         $ 4.83
        $ 6.22 - $ 9.26                             508,570        7.79           7.09           279,761           7.87
        $ 9.50 - $11.69                             430,054       10.39           7.30           163,085          10.42
        $15.00 - $16.63                             832,211       16.54           9.77            15,000          15.00

     At March 1, 1997 and March 2, 1996, outstanding options covering 603,270 and 705,441 shares were exercisable and 940,788 and 264,279 shares were available for grant, respectively.

     The Company accounts for its stock options using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 but is required to disclose the pro forma effect on net income and earnings per share as if the options were accounted for using a fair value-based method of accounting. The fair values for options issued in fiscal 1997 and fiscal 1996 have been estimated as of the date of grant using a binomial option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.14% and 6.10%, expected volatility factors of .3012 and .3054, expected dividend yields of 0.8% for both years, and weighted average expected lives of six years from date of grant to date of exercise for all options. For purposes of computing pro forma net income and earnings per share, the fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The pro forma effects on net income and earnings per share are as follows (in thousands of dollars except for earnings per share information):

                                                           1997      1996
                                                          ------    ------

         Pro forma net income                            $43,621    $9,926
                                                         =======    ======

         Pro forma primary earnings per share              $1.00      $.25
                                                            ====      ====

         Pro forma fully diluted earnings per share         $.96      $.25
                                                            ====      ====

     Binomial option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the pro forma net income and earnings per share amounts shown above for fiscal 1997 and 1996 do not include the effect of any grants made prior to fiscal 1996.

     Common stock dividend - On May 8, 1995, the Company distributed a 5% common stock dividend to stockholders of record on May 1, 1995. Based on an average of the closing price of the Company's common stock the day before, and for a two-week period following the date of the dividend declaration, the market value of the 1.9 million shares distributed was $18.1 million.

     Share purchase rights plan - On December 9, 1994, the Board of Directors adopted a Share Purchase Rights Plan and declared a dividend of one common stock purchase right (a "Right") payable on each outstanding share of the Company's common stock on December 21, 1994, and authorized the issuance of Rights for subsequently issued shares of common stock. The Rights, which will expire on December 21, 2004, are initially not exercisable, and until becoming exercisable will trade only with the associated common stock. After the Rights become exercisable, each Right entitles the holder to purchase at a specified exercise price one share of common stock. The Rights will become exercisable after the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding common stock or (ii) ten business days (or such later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding common stock. If the Company were acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power were sold, proper provision would be made so that each Right would entitle its holder to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of common stock of the acquiring company having a market value of twice the exercise price of the Right. If any person or group were to acquire beneficial ownership of 15% or more of the Company's outstanding common stock, each Right would entitle its holder (other than such acquiring person whose Rights would become void) to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of the Company's common stock having a market value on the date of such 15% acquisition of twice the exercise price of the Right. The Board of Directors may at its option, at any time after such 15% acquisition but prior to the acquisition of more than 50% of the Company's outstanding common stock, exchange all or part of the then outstanding and exercisable Rights (other than those held by such acquiring person whose Rights would become void) for common stock at an exchange rate per Right of one-half the number of shares of common stock receivable upon exercise of a Right. The Board of Directors may, at any time prior to such 15% acquisition, redeem all the Rights at a redemption price of $.01 per Right.

Note 9 - Income Taxes

     The provision for income taxes, net of income tax benefit for extraordinary charges in fiscal 1997, consists of (in thousands):

                                                 1997      1996      1995
                                               -------    ------    ------
         Federal:
           Current                             $24,487   $18,801   $ 8,733
           Deferred                               (320)   (3,864)     (436)
         State:
           Current                               4,879     3,583     2,040
           Deferred                                (40)     (446)      (93)
         Foreign:
           Current                                 376       326       924
                                               -------   -------   -------
                                               $29,382   $18,400   $11,168
                                               =======   =======   =======

     Deferred tax assets (liabilities) at March 1, 1997 and March 2, 1996 are comprised of the following (in thousands):

                                                          1997      1996
                                                         -------   -------
         Deferred tax assets:
           Capital loss carryforwards                    $ 1,890   $ 2,784
           Inventory                                       1,362       924
           Deferred compensation                           5,460     4,123
           Bad debts                                         109     1,511
           Accrued average rent                            6,498     6,208
           Trading losses                                  7,609     3,950
           Losses on The Pier Retail Group Ltd.            3,103     2,712
           Other                                           1,189       879
                                                        --------  --------
                                                          27,220    23,091
         Valuation allowance                              (9,794)   (6,039)
                                                        --------  --------
           Total deferred tax assets                      17,426    17,052
                                                        --------  --------
         Deferred tax liabilities:
           Fixed assets, net                              (3,600)   (3,586)
                                                         -------   -------
           Total deferred tax liabilities                 (3,600)   (3,586)
                                                         -------   -------
           Net deferred tax assets                       $13,826   $13,466
                                                         =======   =======

     At March 1, 1997, the Company had net capital loss carryforwards of approximately $4.8 million for income tax purposes that expire in the year 2000. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets relating to trading losses and to partially offset losses of The Pier.

     The Company has settled and closed all Internal Revenue Service ("IRS") examinations of the Company's tax returns for all years through fiscal 1993. Federal income tax returns for fiscal years 1995 and 1994 are currently under examination. The Company does not anticipate adjustments, if any, arising from this examination to have a material impact on the Company's results of operations.

     The difference between income taxes at the statutory federal income tax rate of 35 percent in fiscal 1997, 1996 and 1995, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                 1997      1996      1995
                                               -------   -------   -------
         Tax at statutory federal tax rate     $25,714   $ 9,957   $11,630
         Tax treatment on sale of subsidiary
           stock                                    --        --    (1,959)
         Valuation allowance                     1,162     7,977     1,120
         State income taxes, net of federal
           benefit                               3,300     1,280     1,080
         Tax-favored investment income              --       (88)      (61)
         Targeted jobs tax credit                   --      (215)     (524)
         Net foreign income taxed at lower
           rates                                   (69)     (365)     (425)
         Other, net                               (725)     (146)      307
                                               -------   -------   -------
                                               $29,382   $18,400   $11,168
                                               =======   =======   =======

Note 10 - Commitments and Contingencies

     Leases - The Company leases certain property consisting principally of retail stores, warehouses and transportation equipment under leases expiring through the year 2015. Most retail store locations are leased for initial terms of 10 to 15 years with varying renewal options and rent escalation clauses. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base.

     Capital leases, which are insignificant in fiscal 1997 and 1996, are recorded in the Company's balance sheet as assets along with the related debt obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations as store occupancy.

     At March 1, 1997, the Company had the following minimum lease commitments in the years indicated (in thousands):

                                             Operating
         Fiscal Year                           Leases
         -----------                         ---------
           1998                               $ 95,603
           1999                                 82,055
           2000                                 72,982
           2001                                 63,447
           2002                                 53,299
           Thereafter                          215,139
                                              --------
           Total lease commitments            $582,525
                                              ========
           Present value of total operating
             lease commitments                $375,290
                                              ========

     Rental expense incurred was $102,409,000, $96,693,000 and $92,072,000, including contingent rentals of $463,000, $784,000 and $766,000, based upon a percentage of sales, and net of sublease incomes totalling $1,500,000, $1,647,000 and $1,552,000, in fiscal 1997, 1996 and
1995, respectively.

     The Company has commitments from unaffiliated parties to make available up to $25.0 million for development or acquisition of stores leased by the Company. As of March 1, 1997, the Company utilized $23.9 million of that availability. This facility expires December 30, 1997, at which time the Company must extend the term of the facility, purchase the 21 properties presently covered under the facility, or find alternative financing.

     Legal matters - In addition to the legal matters discussed in Note 12, there are various other claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these other matters is not determinable at March 1, 1997; however, the Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 11 - Supplemental Cash Flow Information

     The following is supplemental cash flow information (in thousands):

                                                 1997      1996      1995
                                               -------   -------   -------
         Cash paid during the year for:
           Interest                            $10,891   $12,937   $13,477
           Income taxes                         34,810    22,405    15,457

Note 12 - Trading Losses

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from substantial trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. The Company maintained a relationship with the consultant from 1986 through 1995 and provided funds under his management which at one time reached $22 million. In executing these trading transactions, the consultant may have acted outside the scope of instructions from the Company and improperly attributed transactions to the Company. These transactions are recorded on statements the Company received from brokerage firms that executed the transactions purportedly in accordance with the consultant's instructions. Management believes that these statements represent the best evidence of the transactions available to the Company. As a result, the Company restated its financial statements for affected periods to reflect the gains and losses in the periods indicated by the brokerage firm statements.

     Restatements of the financial statements indicate significant trading losses during the first three quarters of the fiscal year ended February 25, 1995 and then a substantial recovery of such losses in the fourth fiscal quarter. Restatements of fiscal 1996 indicate significant trading losses in the first and second quarters of the fiscal year. The effect on the financial statements for the full fiscal years ended March 2, 1996 and February 25, 1995 was to reduce net income by net trading losses of $16.5 million and $2.8 million, respectively. The Company has not recorded any tax benefit on these losses. The amounts of the net trading losses or gains for the quarterly periods in fiscal 1996 are included in Note 16. The recorded amount of trading losses does not include any conflicting claims involving the financial consultant or other parties, which are expected to be the subject of protracted legal proceedings. The Company is pursuing all legal remedies to recoup the lost funds against any and all parties responsible for the trading losses. The recorded losses have not been reduced by any possible recoveries from such sources.

     On December 27, 1995, a derivative suit, entitled Harry Lewis v. Clark
A. Johnson et al., was filed by a stockholder on behalf of the Company in the Delaware Chancery Court against each member of the Company's Board of Directors. The complaint alleges that the Directors violated their fiduciary duties to the Company and its stockholders by not adequately supervising the officers, employees and agents of the Company who were responsible for the trading activities that resulted in the $19.3 million in losses. During fiscal 1997, the suit was consolidated with four other stockholder derivative suits and dismissed without prejudice.

     On January 3, 1996, another derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a stockholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and the outside financial consultant of the Company. The complaint alleges that the Directors and executives of the Company violated their duties to the Company and its stockholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its stockholders. The suit seeks an award in the amount of all damages sustained by the Company. On February 12, 1996, the Company filed a related cross-claim suit against S. Jay Goldinger, the financial consultant, and his firm, Capital Insight, and a third-party claim against a brokerage firm, Refco, Inc., asserting conspiracy and fraud and seeking damages sustained by the Company from the trading activities managed by Goldinger. The plaintiffs agreed to dismiss without prejudice claims against the Company's officers and directors other than the former chief financial officer, but Refco subsequently filed a third party suit against the Company's officers and directors seeking indemnification and contribution. The Company's former chief financial officer filed cross-claims against the Company seeking unpaid and post-employment benefits and damages for alleged libel and slander by the Company. The Company filed cross-claims against its former chief financial officer based on his actions related to the investments which led to the trading losses.

     On January 24, 1996, a suit, entitled Hernan Velasquez v. Clark A. Johnson et al., was filed in the District Court of Tarrant County, Texas against the Company and each member of the Company's Board of Directors. The complaint asserts a class action by Company stockholders purchasing and/or holding Company common stock between July 8, 1994, and December 22, 1995, and alleges fraud and violations of the Texas Securities Act in the dissemination of materially false and misleading information concerning the Company's financial condition. The suit seeks compensatory and exemplary damages in excess of $50 million in connection with purchases by the stockholder class of Company common stock during the class period. Subsequent to fiscal 1997 year-end, the suit was dismissed without prejudice.

     The Company maintains Directors and Officers liability insurance and, as such, the Company's directors and officers will seek indemnification against all of these matters. Except as described, the ultimate outcome of these matters cannot presently be determined.

Note 13 -  Provision for Sunbelt Nursery Group, Inc. Defaults

     In connection with the Company's sale of its Sunbelt Nursery Group, Inc. ("Sunbelt") investment to General Host Corporation ("General Host") in April 1993, the Company committed to provide Sunbelt a $12 million credit facility through April 1994 and up to $25 million of non-revolving store development financing through April 1996. In October 1994, in connection with the sale by General Host of its 49.5% interest in Sunbelt to a third party unrelated to the Company or General Host, the Company received payment of the amounts owed under the credit facility and agreed to extend $22.8 million of the non-revolving store development financing to Sunbelt until June 30, 1998, at market rental rates.

     In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. In July 1995, the Company entered into a settlement agreement with Sunbelt which required the Company to record a pre-tax charge of $14 million in its fiscal 1996 first quarter as its best estimate of the costs to disengage from its financial support of Sunbelt. The charge includes estimated losses resulting from terminating the subleases and disposing of the properties. As of March 1997, seven nursery store properties had been sold at costs consistent with the Company's estimates used to record the charge. The Company also guarantees other Sunbelt store lease commitments aggregating $3.0 million with a present value of approximately $2.6 million at fiscal 1997 year-end.

Note 14 - Investment in General Host Corporation

     In the third quarter of fiscal 1995, the Company recorded a provision of $7.5 million to reflect an 'other than temporary' write-down of the carrying value of the 2.1 million shares of General Host common stock held by the Company. In December 1994, the Company issued $12.5 million of 8 1/2% exchangeable debentures due December 1, 2000, mandatorily exchangeable into the 2.1 million shares of General Host common stock held by the Company. During the third quarter of fiscal 1997, the Company induced the exchange of its $12.5 million of 8 1/2% exchangeable debentures; therefore, the Company no longer has an investment in General Host.

Note 15 - Related Parties

     In March 1993, the Company invested $3 million in a limited partnership fund with Whiffletree Partners, L.P., which is managed by Whiffletree Corporation, one of whose principals is Steven E. Berman, a brother of Martin L. Berman. Whiffletree Corporation is an affiliate of Palisade Capital Securities, L.L.C., of which Martin L. Berman is currently Chief Executive Officer. In April 1996, the Company divested its interest in Whiffletree Partners, L.P. for net proceeds of approximately $4.7 million after deducting fees of $0.3 million.

     Since fiscal 1988, interest-bearing loans have been outstanding to certain Company officers. At March 1, 1997, such officers had loan balances totaling $971,000, and maturities of these loans begin in fiscal 1998.

Note 16 - Selected Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data (in thousands except per share amounts) for the years ended March 1, 1997 and March 2, 1996 are set forth below:

                                              Three Months Ended
                                    --------------------------------------
     Fiscal 1997                      6/01/96  8/31/96  11/30/96   3/01/97
     -----------                     -------- --------  --------  --------
Net sales                            $205,292 $231,050  $225,598  $285,151

Gross profit                           81,697   89,993    95,544   117,228

Income before extraordinary
  charges                               8,273   11,420    10,628    17,888

Extraordinary charges, net of
  income tax benefit(1)                    --       --     4,122        --

Net income                              8,273   11,420     6,506    17,888

Primary net income per share(2)          $.21     $.26      $.14      $.39

Fully diluted net income per share
  before extraordinary charges(2)        $.20     $.26      $.23      $.37


                                              Three Months Ended
                                    --------------------------------------
     Fiscal 1996                      5/27/95  8/26/95  11/25/95   3/02/96
     -----------                     -------- --------  --------  --------
Net sales(3)(4)                      $176,815 $199,456  $190,185  $244,251

Gross profit(3)(4)                     69,138   74,758    78,571   103,054

Net income (loss)(4)(5)(6)            (18,335)   8,900     6,949    12,535

Primary net income (loss) per
  share(2)(4)(5)(6)                     ($.46)    $.22      $.18      $.31

Fully diluted net income per
  share(2)(4)(5)(6)                     ($.46)    $.21      $.17      $.29
___________________
(1) During the third quarter of fiscal 1997, the Company recorded pre-tax extraordinary losses aggregating $6.9 million due to the early retirement of debt as discussed in Note 5.
(2) Fully diluted net income per share resulted in less than 3% dilution of primary net income per share for fiscal year 1996 and a $.04 dilution for fiscal year 1997. The effect of the extraordinary charges in the third quarter of fiscal 1997 resulted in a reduction of earnings of $.09 per share.
(3) The restatements of earnings as discussed in Note 12 for the quarters of fiscal year 1996 had no effect on the Company's previously reported sales and gross profit.
(4) The fiscal 1996 fourth quarter consisted of a 14-week quarter (which occurs every seven years) compared to a typical 13-week quarter.
(5) Fiscal 1996 first, second and third quarters net income (loss) includes trading (losses) gains of ($15,956), ($602) and $95, respectively.
(6) Fiscal 1996 first quarter net loss includes a pre-tax charge of $14,000 for Sunbelt defaults.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Information regarding a change in the Company's auditors on March 1, 1996, is contained in the Company's Current Report on Form 8-K/A, filed March 21, 1996.

                                  PART III

Item 10.  Directors and Executive Officers of the Company.

     Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Section entitled "Section 16(a) Beneficial Reporting Compliance" set forth in the Company's Proxy Statement for its 1997 Annual Meeting of
Shareholders.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors - Security Ownership of Management" and "Election of Directors - Security Ownership of Certain Beneficial Holders" set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report.

            1. Financial Statements

               * Reports of Independent Auditors
               * Consolidated Statements of Operations for the years ended
                 March 1, 1997, March 2, 1996 and February 25, 1995
               * Consolidated Balance Sheets at March 1, 1997 and March 2,
                 1996
               * Consolidated Statements of Cash Flows for the years ended
                 March 1, 1997, March 2, 1996 and February 25, 1995
               * Consolidated Statements of Stockholders' Equity for the
                 years ended March 1, 1997, March 2, 1996 and February 25,
                 1995


            2. Financial Statement Schedules

               For the Years Ended March 1, 1997, March 2, 1996 and February 25, 1995
               * Report of Independent Accountants on Financial Statement
                 Schedules
               * II - Valuation and Qualifying Accounts and Reserves

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

Date:     _______________                    PIER 1 IMPORTS, INC.

                                             By:/s/ Clark A. Johnson
                                             Clark A. Johnson, Chairman
                                             and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ Susan E. Barley      Chief Financial Officer  May 30, 1997
Susan E. Barley          and Principal Accounting
                         Officer

/s/ Clark A. Johnson     Chairman and Chief       May 30, 1997
Clark A. Johnson         Executive Officer

/s/ Marvin J. Girouard   Director                 May 30, 1997
Marvin J. Girouard

/s/ Charles R. Scott     Director                 May 30, 1997
Charles R. Scott

/s/ Sally F. McKenzie    Director                 May 30, 1997
Sally F. McKenzie

/s/ James M. Hoak, Jr.   Director                 May 30, 1997
James M. Hoak, Jr.

/s/ Martin L. Berman     Director                 May 30, 1997
Martin L. Berman

/s/ Craig C. Gordon      Director                 May 30, 1997
Craig C. Gordon

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Pier 1 Imports, Inc.

     Our audit of the consolidated financial statements referred to in our report dated April 7, 1995, except for Notes 6, 9, 12 and 13, as to which the date is February 29, 1996, appearing in Item 8 of this 1996 Annual Report on Form 10-K for Pier 1 Imports, Inc., also included an audit of the Financial Statement Schedule listed in Item 8 of this Form 10-K for the year ended February 25, 1995. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Fort Worth, Texas
April 7, 1995, except for
     Notes 6, 9, 12 and 13, as to
     which the date is February 29, 1996

                                 SCHEDULE II


             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Year Ended
                                   ----------------------------------------
                                     March 1,      March 2,    February 25,
                                       1996         1996          1995
                                   ----------     ----------   ------------

Balance at beginning of year          $ 3,949        $ 2,335        $ 2,072

     Additions charged to income        6,728          5,763          3,285

     Balances written off, net of
     recoveries                        (5,572)        (4,149)        (3,022)

     Reserve reversal in
     conjunction with
     securitization                    (4,838)            --             --
                                   ----------     ----------   ------------
Balance at end of year                $   267        $ 3,949        $ 2,335
                                   ==========     ==========   ============

                                EXHIBIT INDEX


Exhibit No.  Description

3(i) Certificate of Incorporation and Amendments thereto incorporated herein by reference to Exhibit 3(i) to Registrant's Form 10-K for the fiscal year ended March 2, 1996.

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

4.1 Indenture, dated September 18, 1996, between the Company and Wells Fargo Bank (Texas), N.A., as Trustee, relating to 5 3/4% Convertible Subordinated Notes Due 2003, incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3, Reg. No. 333-10677, filed September 11, 1996.

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

10.9* The Company's Executive Bonus Plan, incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.10* The Company's Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.11.1 Agreement of Settlement dated July 31, 1995 between Pier Lease, Inc., the Company, Sunbelt Nursery Group, Inc., Wolfe Nursery, Inc. and Timothy R. Duoos, incorporated herein by reference to
             Exhibit 10.15 to Sunbelt Nursery Group, Inc.'s Form 10-K/A-2 for the fiscal year ended January 31, 1995.

10.11.2 Note Modification Agreement, dated January 3, 1997, among the Company, Sunbelt Nursery Group, Inc., Wolfe Nursery Group, Inc. and Timothy R. Duoos, incorporated herein by reference to
             Exhibit 10.27 to Sunbelt Nursery Group, Inc.'s Form 10-Q for the quarter ended March 30, 1997.

10.12 Revolving Credit Agreement, dated December 15, 1995, among the Company, certain of its subsidiaries, Wells Fargo Bank (Texas), N.A., Bank One, Texas, N.A., NationsBank of Texas, N.A., and Credit Lyonnais New York Branch, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for quarter ended November 25, 1995.



10.13 Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee.

21           Roster of Subsidiaries of the Company

23.1         Consent of Independent Auditors

23.2         Consent of Independent Accountants

27           Financial Data Schedule for Twelve-Month Period Ended March 1,
             1997.

_______________________
*Management Contracts and Compensatory Plans