Form 10-Q
period 1997-05-31
PIER 1 IMPORTS INC/DE
filed 1997-07-15
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Shares outstanding as of July 3, 1997
-----------------------------           -------------------------------------
Common Stock, $1.00 par value                     45,074,660

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)


                                                      Three Months Ended
                                                    May 31,        June 1,
                                                     1997           1996
                                                  ---------       --------
Net sales                                          $229,243       $205,292

Operating costs and expenses:
  Cost of sales (including buying and
   store occupancy)                                 130,087        123,595
  Selling, general and administrative expenses       70,938         60,546
  Depreciation and amortization                       5,415          4,775
                                                   --------       --------
                                                    206,440        188,916
                                                   --------       --------
     Operating income                                22,803         16,376

Nonoperating (income) and expense:
  Interest and investment income                       (294)        (1,661)
  Interest expense                                    2,027          4,253
                                                   --------       --------
                                                      1,733          2,592
                                                   --------       --------
     Income before income taxes                      21,070         13,784

Provision for income taxes                            8,431          5,511
                                                   --------       --------
Net income                                         $ 12,639       $  8,273
                                                   ========       ========
Net income per share:*
   Primary                                             $.18           $.14
                                                       ====           ====
   Fully diluted                                       $.18           $.13
                                                       ====           ====
Average shares outstanding during period,
  including common stock equivalents:*
   Primary                                           68,430         60,229
                                                     ======         ======
   Fully diluted                                     75,494         68,518
                                                     ======         ======

* Adjusted to reflect a three for two stock split effected in the form of a stock dividend.

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                    May 31,       March 1,
                                                     1997           1997
                                                   --------      ---------
ASSETS

Current assets:
  Cash, including temporary investments of
   $18,743 and $22,188, respectively               $ 30,867       $ 32,280
  Accounts receivable, net                            4,498          4,128
  Inventories                                       220,796        220,013
  Prepaid expenses and other current assets          71,211         66,097
                                                   --------       --------
     Total current assets                           327,372        322,518

Properties, net                                     221,115        216,836
Other assets                                         31,678         30,914
                                                   --------       --------
                                                   $580,165       $570,268
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term
   debt                                            $  1,651       $  1,641
  Accounts payable and accrued liabilities          104,318        105,541
                                                   --------       --------
     Total current liabilities                      105,969        107,182

Long-term debt                                      114,494        114,454
Other non-current liabilities                        25,593         25,584

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
   authorized, 45,361,000 issued                     45,361         45,361
  Paid-in capital                                   166,372        166,475
  Retained earnings                                 129,558        118,721
  Cumulative currency translation adjustments        (1,400)        (1,385)
  Less - 345,000 and 373,000 common shares in
   treasury, at cost, respectively                   (5,182)        (5,437)
  Less - unearned compensation                         (600)          (687)
                                                   --------       --------
                                                    334,109        323,048
                                                   --------       --------
                                                   $580,165       $570,268
                                                   ========       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                    May 31,        June 1,
                                                     1997           1996
                                                    -------       --------
Cash flow from operating activities:
Net income                                          $12,639        $ 8,273
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                      5,415          4,775
   Deferred taxes and other                             734            757
   Investment gain                                       --         (1,607)
   Change in cash from:
     Inventories                                       (783)         5,328
     Accounts receivable and other current assets    (2,600)        (8,499)
     Accounts payable and accrued expenses           (1,205)           383
     Other assets, liabilities, and other, net         (941)         2,270
                                                    -------        -------
       Net cash provided by operating activities     13,259         11,680
                                                    -------        -------
Cash flow from investing activities:
  Capital expenditures                               (9,550)        (9,147)
  Proceeds from disposition of properties               509            106
  Cost of Sunbelt Nursery Group, Inc. properties        (13)        (1,010)
  Beneficial interest in securitized receivables     (2,935)            --
  Proceeds from investments                              --          4,665
  Acquisition of national bank charter                 (943)            --
                                                    -------        -------
     Net cash used in investing activities          (12,932)        (5,386)
                                                    -------        -------
Cash flow from financing activities:
  Cash dividends                                     (1,802)        (1,587)
  Net payments under line of credit agreements           --         (1,802)
  Proceeds (payments) from sales (purchases) of
   capital stock, treasury stock, and other, net         62          1,082
                                                    -------        -------
     Net cash used in financing activities           (1,740)        (2,307)
                                                    -------        -------
Change in cash and cash equivalents                  (1,413)         3,987
Cash and cash equivalents at beginning of period     32,280         13,534
                                                    -------        -------
Cash and cash equivalents at end of period          $30,867        $17,521
                                                    =======        =======

The accompanying notes are an integral part of these financial statements.


                                                    PIER 1 IMPORTS, INC.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE THREE MONTHS ENDED MAY 31, 1997
                                                       (In thousands)
                                                         (Unaudited)
                                                                         Cumulative
                                                                          Currency                               Total
                                              Common  Paid-in   Retained Translation   Treasury  Unearned    Stockholders'
                                               Stock  Capital   Earnings Adjustments    Stock  Compensation      Equity
                                              ------- --------  -------- -----------  ---------------------- -------------
Balance, March 1, 1997                        $45,361 $166,475  $118,721   ($1,385)    ($5,437)    ($687)        $323,048

Purchases of treasury stock                                                             (1,662)                    (1,662)

Restricted stock grant and amortization                                                               87               87

Stock purchase plan, exercise of stock
  options and other                                       (103)                          1,917                      1,814

Currency translation adjustments                                               (15)                                   (15)

Cash dividends, declared or paid ($.04
  per share)                                                      (1,802)                                          (1,802)

Net income                                                        12,639                                           12,639
                                              ------- --------  --------   -------     -------     -----         --------
Balance, May 31, 1997                         $45,361 $166,372  $129,558   ($1,400)    ($5,182)    ($600)        $334,109
                                              ======= ========  ========   =======     =======     =====         ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 31, 1997 AND JUNE 1, 1996
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 1997. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 31, 1997, and the results of operations and cash flows for the three months ended May 31, 1997 and June 1, 1996 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 31, 1997 and June 1, 1996 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of financial position as of March 1, 1997 have been modified to conform with the May 31, 1997 method of presentation.

Note 1 - Net income per share

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

      Net income per share for the three months ended May 31, 1997 and June 1, 1996 (adjusted for the stock split effected in the form of a stock dividend) are calculated as follows:

                                                  Three Months Ended
                                                 May 31,        June 1,
                                                  1997           1996
                                                 -------        -------
                                     (in thousands except per share amounts)

 Net income                                      $12,639        $ 8,273
 Assumed conversion of 6 7/8% subordinated
   notes:
    Plus interest and debt issue costs,
      net of tax                                      --            681
 Assumed conversion of 5 3/4% subordinated
   notes:
    Plus interest and debt issue costs,
      net of tax                                     811             --

                                                 -------        -------
 Fully diluted net income                        $13,450        $ 8,954
                                                 =======        =======
 Average shares outstanding during period,
   including common stock equivalents:
    Primary                                       68,430         60,229
      Plus assumed exercise of stock options          70             53
      Plus assumed conversion of 6 7/8%
        subordinated notes to common stock            --          8,236
      Plus assumed conversion of 5 3/4%
        subordinated notes to common stock         6,994             --
                                                  ------         ------
    Fully diluted                                 75,494         68,518
                                                  ======         ======
 Net income per share:
    Primary                                         $.18           $.14
                                                    ====           ====
    Fully diluted                                   $.18           $.13
                                                    ====           ====

Note 2 - Impact of new accounting standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of net income per share on the face of all income statements issued after December 31, 1997 for all entities with complex capital structures. At that time the Company will be required to change the method currently used to compute net income per share and to restate net income per share for all prior periods. The impact of SFAS No. 128 on primary and fully diluted net income per share amounts for the first quarter ended May 31, 1997 and June 1, 1996 is not expected to be material.

Note 3 - Subsequent event - three for two stock split

      In June 1997, the Company announced a three for two stock split of its common shares distributable to stockholders of record on July 16, 1997. The stock split will be effected in the form of a 50% stock dividend. The new shares will be distributed on July 30, 1997. All per share amounts have been adjusted to reflect the impact of the stock split. The effect of this stock split has not been reflected in the May 31, 1997 consolidated balance sheet. Additionally, the Company announced a 30% effective increase in the Company's quarterly cash dividend on the post split shares. The cash dividend of $.035 will be paid August 27, 1997 to shareholders of record on August 13, 1997.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Pier 1 Imports, Inc. ("the Company") recorded net sales of $229.2 million for the first quarter of fiscal 1998, an 11.7% increase over the $205.3 million recorded for the same period in fiscal 1997. Same-store sales for the first quarter of fiscal 1998 increased 15.2% compared to the first quarter of fiscal 1997, excluding apparel sales for both periods. The growth in same-store sales is principally a result of increased customer traffic due to the national television advertising campaign and the Company's store remodel and remerchandising programs which have improved the layout and design of approximately 50 stores since the first quarter of last fiscal year. Hard goods sales, such as furniture and decorative accessories, increased 18.3% during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The Company completely discontinued soft goods in all Pier 1 Imports stores at the end of fiscal 1997, which represented 6.7% of merchandise sales during the first quarter of fiscal 1997. Sales on the Company's proprietary credit card were $60.8 million for the first quarter of fiscal 1998, an increase of $5.2 million, or 9.4%, over the same period of fiscal 1997. The Company encourages growth of its proprietary credit card sales through targeted marketing promotions. The Company opened eight new North American stores and closed six stores during the first quarter of fiscal 1998, bringing the North American store count to 689 at the end of the fiscal 1998 first quarter compared to 668 stores a year ago. Stores worldwide, including North America, Puerto Rico and international operations in the United Kingdom, Mexico and Japan, aggregated 724 at the fiscal 1998 first quarter-end.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 350 basis points to 43.3% for the first quarter of fiscal 1998 compared to 39.8% for the first quarter of fiscal 1997. Merchandise margins increased to 56.5% for the first three months of fiscal 1998 from 53.9% for the same period a year ago due to the Company's reduced reliance on promotional pricing as a result of the success of its national television advertising campaign. Store occupancy costs, as a percentage of sales, improved 90 basis points to 13.3% during the first three months of fiscal 1998 over the comparable period of fiscal 1997 primarily due to the Company's purchase (in the fourth quarter of fiscal 1997) of two corporations that had previously leased store locations to the Company, thereby eliminating base rent expense associated with those store properties.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 140 basis points to 30.9% in the first quarter of fiscal 1998 compared to the same period last year. In total dollars, selling, general and administrative expenses for the first quarter of fiscal 1998 increased $10.4 million over the first quarter of fiscal 1997, with $6.0 million of the increase attributable to store expenses that normally grow proportionately with sales and net new stores, such as salaries and supplies. In addition, other selling, general and administrative expenses increased during the first quarter of fiscal 1998 due to a $2.1 million increase in marketing expenses, a $1.0 million increase in funding costs of securitized receivables and a $1.3 million increase in other expenses.

      Operating income increased $6.4 million, or 39.2%, to $22.8 million for the first quarter of fiscal 1998 compared to $16.4 million in the first quarter of fiscal 1997.

     Interest and investment income declined in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily as a result of the recording of $1.6 million of investment income earned on the investment in Whiffletree Partners, L.P. ("Whiffletree") in the first quarter of fiscal 1997. This investment in Whiffletree was terminated in the first quarter of fiscal 1997.

      Interest expense decreased $2.2 million during the first quarter of fiscal 1998 compared to the same period of fiscal 1997. This decrease is primarily a result of decreased interest expense related to the conversion of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997, the exchange of the 8 1/2% exchangeable debentures, the retirement of the 11 1/2% subordinated debentures due 2003 and the 11% senior notes due 2001 in the third quarter of fiscal 1997 and the repayment of $20 million outstanding under the Company's bank revolving credit facility in the third quarter of fiscal 1997. The decrease was partially offset by interest expense related to the issuance in the third quarter of fiscal 1997 of the 5 3/4% convertible subordinated notes due 2003.

      The Company's effective income tax rate for fiscal 1998 is estimated at 40%, unchanged from the first quarter of fiscal 1997.

      Net income for the first quarter of fiscal 1998 aggregated $12.6 million or $.18 per share on a fully diluted basis compared to net income of $8.3 million or $.13 per share on a fully diluted basis for the first quarter of fiscal 1997. The aforementioned per share amounts have been adjusted to reflect the impact of the impending stock split. See: Note 3 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Cash, including temporary investments, decreased $1.4 million to $30.9 million at the end of the first quarter of fiscal 1998 from $32.3 million at fiscal 1997 year-end. This decrease was primarily due to capital expenditures of $9.6 million, beneficial interest in securitized receivables of $2.9 million, cash dividend payments of $1.8 million and the acquisition of a bank charter and other assets for $0.9 million. These cash expenditures were partially offset by cash flow from operations of $13.3 million. Other investing and financing activities provided cash of $0.5 million. Cash flow from operations improved $1.6 million during the first three months of fiscal 1998 over the same period of fiscal 1997 primarily due to higher net income in fiscal 1998 compared to fiscal 1997.

      Working capital requirements will continue to be provided by cash on hand, operations, sales of proprietary credit card receivables, a committed three-year $65 million competitive advance and revolving credit facility, all of which was available at the fiscal 1998 first quarter-end, and other short-term (12-month) bank facilities aggregating $159.7 million, of which $49.3 million was available at the fiscal 1998 first quarter-end. The short-term bank facilities consist of $29.7 million of committed lines of credit and $130 million of uncommitted lines. The Company's current ratio at the end of the first quarter of fiscal 1998 was 3.1 to 1 compared to 3.0 to 1 at fiscal 1997 year-end. The Company's minimum operating lease commitments remaining for fiscal 1998 are $72 million, and the present value of total existing minimum operating lease commitments is $366 million. These commitments will be funded from operating cash flow.

      At the end of the first quarter of fiscal 1998, approximately $10.4 million remained in the Company's previously established reserve to disengage from financial support of Sunbelt Nursery Group, Inc. ("Sunbelt"). Cash requirements to fund this reserve will continue to be funded through working capital and operations. As of June 1997, seven of the 13 store properties had been sold at costs consistent with the Company's previously recorded reserve. The Company guarantees other Sunbelt store lease commitments aggregating $2.8 million with a present value of approximately $2.4 million at the end of the fiscal 1998 first quarter. The Company is not aware of any defaults on these leases.

      On January 31, 1997, Sunbelt and the Company entered into an agreement to modify the terms of the July 31, 1995 Settlement Agreement to allow Sunbelt the opportunity to replace an existing $8.0 million obligation with an $0.8 million promissory note and certain cash payments. Sunbelt and its chairman did not exercise their rights under the agreement to replace the existing $8.0 million obligation, and the agreement was subsequently terminated with no modification to the terms of the Settlement Agreement. The $8.0 million obligation is not reflected on the Company's financial statements.

      In May 1997, the Company acquired a national bank in Omaha, Nebraska. The Company plans to use the newly named Pier 1 National Bank to standardize the interest rates and fees charged on its proprietary credit card and export the Nebraska interest rate to all other states where the Company makes credit card sales. The Company paid cash of $0.9 million for the bank charter and other assets. As of May 31, 1997, the Company had 2.3 million cardholders of which 400,155 maintain active accounts with average purchases of $137 per month.

      The Company has reviewed its systems for compliance with the year 2000 requirements. The Company has incurred immaterial expenses to comply with the year 2000 requirements. Any further work needed to modify existing systems is not expected to have a material impact on the Company's results of operations.

      In June 1997, the Company announced a three for two stock split of its common shares distributable to stockholders of record on July 16, 1997. The stock split will be effected in the form of a 50% stock dividend. All per share amounts have been adjusted to reflect the impact of the stock split. The effect of this stock split has not been reflected in the May 31, 1997 consolidated balance sheet.

      During the first quarter of fiscal 1998, the Company paid a $.04 per share cash dividend and has subsequently declared a cash dividend of $.035 per share, a 30% effective increase in the Company's quarterly cash dividend on the post split shares, payable on August 27, 1997 to shareholders of record on August 13, 1997. The Company currently expects to continue to pay cash dividends in fiscal 1998 but to retain most of its future earnings for expansion of the Company's business.

     In June 1997, Standard & Poor's ("S&P") raised the Company's corporate credit rating to BB+ from BB and its subordinated debt rating to BB- from B+. In addition, S&P assigned the Company's $65 million competitive advance and revolving credit facility a rating of BB+, the same as the corporate credit rating. The Company's S&P ratings were upgraded due to improved cash flows from fiscal 1996 year-end to fiscal 1997 year-end.

                                   PART II
                                   -------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

             The Annual Meeting of Shareholders of the Company was held June 26, 1997 for the purpose of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders and to vote upon the proposed senior management annual bonus plan. The result of this vote follows:

                                 Director Election
                                 -----------------

             Director                     FOR          WITHHELD
             --------                     ---          --------
         Clark A. Johnson             38,127,901       63,167
         Marvin J. Girouard           38,132,451       58,617
         Martin L. Berman             38,095,793       95,275
         Craig C. Gordon              38,128,808       62,260
         James M. Hoak, Jr.           38,132,776       58,292
         Sally F. McKenzie            38,118,645       72,423
         Charles R. Scott             37,981,804      209,264

         Proposed Senior Management Annual Bonus Plan
         --------------------------------------------

             For         Against           Abstained   Broker Non-voters
             ---         -------           ---------   -----------------
          36,436,686     565,928            367,684        820,770


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

                        PIER 1 IMPORTS, INC. (Registrant)



Date: July 14, 1997     By: /s/ Clark A. Johnson
      -------------         -------------------------------------------
                            Clark A. Johnson, Chairman of the Board
                            and Chief Executive Officer
                            (Principal Executive Officer)



Date: July 14, 1997     By: /s/ Stephen F. Mangum
      -------------         -------------------------------------------
                            Stephen F. Mangum, Senior Vice President
                            and Chief Financial Officer
                            (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------

10.1            Senior Management Annual Bonus Plan

27              Financial Data Schedule for Three-Month Period ended May 31,
                1997.