Form 10-Q
period 1997-08-30
PIER 1 IMPORTS INC/DE
filed 1997-10-14
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from [           ] to [           ]

Commission File Number 1-7832

                            PIER 1 IMPORTS, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                     75-1729843
-------------------------------                   ----------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of October 3, 1997
-----------------------------      ----------------------------------------
Common Stock, $1.00 par value                      67,486,059

                                   PART I
                                   ------

Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                      Three Months Ended   Six Months Ended
                                      Aug. 30,  Aug. 31,  Aug. 30,  Aug. 31,
                                        1997      1996      1997      1996
                                      --------  --------  -------- ---------
Net sales                             $258,105  $231,050  $487,348  $436,342

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)         151,442   141,057   281,529   264,652
  Selling, general and
   administrative expenses              73,011    62,581   143,949   123,127
  Depreciation and amortization          5,695     4,898    11,110     9,673
                                      --------  --------  --------  --------
                                       230,148   208,536   436,588   397,452
                                      --------  --------  --------  --------
     Operating income                   27,957    22,514    50,760    38,890

Nonoperating (income) and expense:
  Interest and investment income          (255)      (83)     (549)   (1,744)
  Interest expense                       2,071     3,559     4,098     7,812
  Trading loss (recovery)               (6,355)       --    (6,355)       --
                                      --------  --------  --------  --------
                                        (4,539)    3,476    (2,806)    6,068
                                      --------  --------  --------  --------
     Income before income taxes         32,496    19,038    53,566    32,822

Provision for income taxes              10,454     7,618    18,885    13,129
                                      --------  --------  --------  --------
Net income                            $ 22,042  $ 11,420  $ 34,681  $ 19,693
                                      ========  ========  ========  ========
Net income per share:
    Primary                               $.32      $.17      $.50      $.31
                                      ========  ========  ========  ========
   Fully diluted                          $.30      $.17      $.48      $.30
                                      ========  ========  ========  ========
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                              68,872    65,315    68,684    62,772
                                      ========  ========  ========  ========
   Fully diluted                        75,908    68,869    75,734    68,694
                                      ========  ========  ========  ========
The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                      August 30,   March 1,
                                                         1997        1997
ASSETS                                                ----------  ----------

Current assets:
  Cash, including temporary investments of $16,998
   and $22,188, respectively                            $ 29,787    $ 32,280
  Accounts receivable, net                                 6,128       4,128
  Inventories                                            240,477     220,013
  Other current assets                                    75,735      66,097
                                                        --------    --------
     Total current assets                                352,127     322,518

Properties, net                                          215,075     216,836
Other assets                                              31,491      30,914
                                                        --------    --------
                                                        $598,693    $570,268
                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term
   debt                                                 $  1,650    $  1,641
  Accounts payable and accrued liabilities               106,318     105,541
                                                        --------    --------
     Total current liabilities                           107,968     107,182

Long-term debt                                           115,211     114,454
Other non-current liabilities                             25,238      25,584

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
   authorized, 68,040,000 and 45,361,000 issued           68,040      45,361
  Paid-in capital                                        166,670     166,475
  Retained earnings                                      125,478     118,721
  Cumulative currency translation adjustments             (1,648)     (1,385)
  Less - 588,000 and 373,000 common shares in
   treasury, at cost, respectively                        (7,812)     (5,437)
  Less - unearned compensation                              (452)       (687)
                                                        --------    --------
                                                         350,276     323,048
                                                        --------    --------
                                                        $598,693    $570,268
                                                        ========    ========
The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Six Months Ended
                                                      August 30,  August 31,
                                                         1997        1996
                                                      ----------  ----------
Cash flow from operating activities:
  Net income                                             $34,681     $19,693
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                          11,110       9,673
   Deferred taxes and other                                1,772       1,984
   Investment gain                                            --      (1,607)
   Changes in cash from:
     Inventories                                         (20,064)     (8,036)
     Accounts receivable and other current assets         (3,745)    (18,122)
     Accounts payable and accrued expenses                 7,623       7,124
     Other assets, liabilities and other, net               (232)        957
                                                         -------     -------
       Net cash provided by operating activities          31,145      11,666
                                                         -------     -------
Cash flow from investing activities:
  Capital expenditures                                   (24,583)    (21,199)
  Proceeds from disposition of properties                  5,758         235
  Cost of Sunbelt Nursery Group, Inc. properties             (22)     (1,023)
  Beneficial interest in securitized receivables          (7,881)         --
  Acquisition of national bank charter                    (1,003)         --
  Proceeds from investments                                   --       4,665
                                                         -------     -------
       Net cash used in investing activities             (27,731)    (17,322)
                                                         -------     -------
Cash flow from financing activities:
  Cash dividends                                          (4,192)     (3,397)
  Repayments of long-term debt                                --      (2,500)
  Net borrowings under line of credit agreements              --      11,853
  (Payments) proceeds from (purchases) sales of
   capital stock, treasury stock, and other, net          (1,715)      1,714
       Net cash (used in) provided by financing          -------     -------
        activities                                        (5,907)      7,670
                                                         -------     -------
Change in cash and cash equivalents                       (2,493)      2,014
                                                         -------     -------
Cash and cash equivalents at beginning of period          32,280      13,534
                                                         -------     -------
Cash and cash equivalents at end of period               $29,787     $15,548
                                                         =======     =======
The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 30, 1997
                                                           (In thousands)
                                                             (Unaudited)
                                                                         Cumulative
                                                                          Currency                               Total
                                              Common  Paid-in  Retained  Translation  Treasury   Unearned    Stockholders'
                                               Stock  Capital  Earnings  Adjustments   Stock   Compensation      Equity
                                              ------- -------- --------  ----------- --------- ------------- -------------
Balance, March 1, 1997                        $45,361 $166,475 $118,721    ($1,385)   ($5,437)     ($687)       $323,048

Purchases of treasury stock                                                            (6,811)                    (6,811)

Restricted stock grant and amortization                     66                           (178)       287             175

Stock purchase plan, exercise of stock
  options and other                                        129   (1,105)                4,614                      3,638

Currency translation adjustments                                              (263)                                 (263)

Cash dividends, declared or paid ($.06
  per share)                                                     (4,192)                                          (4,192)

Three for two stock split                      22,679           (22,627)                             (52)             --

Net income                                                       34,681                                           34,681
                                              ------- -------- --------    -------    -------      -----        --------
Balance, August 30, 1997                      $68,040 $166,670 $125,478    ($1,648)   ($7,812)     ($452)       $350,276
                                              ======= ======== ========    =======    =======      =====        ========

The accompanying notes are an integral part of these financial statements.

                                    PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX MONTHS ENDED AUGUST 30, 1997
                             AND AUGUST 31, 1996
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 1997. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 30, 1997, and the results of operations and cash flows for the interim periods ended August 30, 1997 and August 31, 1996 have been made and consist only of normal recurring adjustments, except for the net trading loss recovery recorded for the three and six months ended August 30, 1997. The results of operations for the three and six months ended August 30, 1997 and August 31, 1996 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of financial position as of March 1, 1997 has been modified to conform with the August 30, 1997 method of presentation.

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

      Net income per share for the three and six months ended August 30, 1997 and August 31, 1996 are calculated as follows:

                                      Three Months Ended   Six Months Ended
                                      Aug. 30,  Aug. 31,  Aug. 30,  Aug. 31,
                                        1997      1996      1997      1996
                                      --------  --------  -------- ---------
                                      (in thousands except per share amounts)

Net income                             $22,042   $11,420   $34,681   $19,693
Assumed conversion of 6 7/8%
  subordinated notes:
   Plus interest and debt issue
   costs, net of tax                        --       291        --       970
Assumed conversion of 5 3/4%
  subordinated notes:
   Plus interest and debt issue
     costs, net of tax                     812        --     1,623        --

                                       -------   -------   -------   -------
Fully diluted net income               $22,854   $11,711   $36,304   $20,663
                                       =======   =======   =======   =======
Average shares outstanding during period,
  including common stock equivalents:
   Primary                              68,872    65,315    68,684    62,772
     Plus assumed exercise of stock
       options                              43        25        57        39
     Plus assumed conversion of 6 7/8%
       subordinated notes to common
       stock                                --     3,529        --     5,883
     Plus assumed conversion of 5 3/4%
       subordinated notes to common
       stock                             6,993        --     6,993        --
                                        ------    ------    ------    ------
   Fully diluted                        75,908    68,869    75,734    68,694
                                        ======    ======    ======    ======
Net income per share:
   Primary                                $.32      $.17      $.50      $.31
                                          ====      ====      ====      ====
   Fully diluted                          $.30      $.17      $.48      $.30
                                          ====      ====      ====      ====

      Primary net income per share would have been reduced by $.01 for the six months ended August 31, 1996 had the 6 7/8% convertible subordinated notes been converted at the beginning of the 1997 fiscal year. For the three months ended August 31, 1996, there would have been no effect on primary net income per share had the 6 7/8% convertible subordinated notes been converted at the beginning of the 1997 fiscal year. The 6 7/8% convertible subordinated notes were converted in July 1996.

Note 2 - Trading loss recovery

      As a consequence of the $19.3 million of trading losses announced by the Company in December 1995 and the stockholder derivative suit filed on behalf of the Company, entitled John P. McCarthy Profit Sharing Plan, et al.
v. Clark A. Johnson et al., the Company filed cross-claims against other defendants and a third-party claim against a commodities brokerage firm that executed the trades. In July 1997, the court approved a settlement among the Company, its directors and officers and the commodities brokerage firm that executed trades for the Company's financial consultant, pursuant to which such commodities brokerage firm paid the Company $7.5 million. The commodities brokerage firm and the Company and its directors and current officers who were parties to the suit provided mutual releases, and such parties' claims against each other were dismissed. Of this $7.5 million partial recovery of the trading losses, $1.1 million was considered a recovery of current year legal fees, resulting in a net recovery of trading losses of $6.4 million.

Note 3 - Impact of new accounting standards

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of net income per share on the face of all income statements issued after December 31, 1997 for all entities with complex capital structures. At that time the Company will be required to change the method currently used to compute net income per share and to restate net income per share for all prior periods. The impact of SFAS No. 128 on primary and fully diluted net income per share amounts for the second quarter and six months ended August 30, 1997 and August 31, 1996 is not expected to be material.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows. Effects of the adoption of these statements will primarily be limited to the form and content of the Company's disclosures.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Pier 1 Imports, Inc. ("the Company") recorded net sales of $258.1 million and $487.3 million for the second quarter and first six months of fiscal 1998, respectively, an increase of 11.7% over both the second quarter and first six months of fiscal 1997. Same-store sales for the second quarter of fiscal 1998 grew 16.1% over the comparable period of fiscal 1997, primarily due to the continued success of the national television advertising campaign and the store remodel and remerchandising programs which have improved the layout and design of approximately 50 stores since the second quarter of last fiscal year. Same-store sales increased 15.6% for the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Hard goods sales, such as furniture and decorative accessories, increased 18.1% during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The Company discontinued soft goods in all Pier 1 Import stores at the end of fiscal 1997, which represented 6.0% of total merchandise sales during the second quarter of fiscal 1997. Sales on the Company's proprietary credit card totaled $131.4 million, or 27.0% of total sales, for the first six months of fiscal 1998 versus proprietary credit card sales of $116.1 million, or 26.6% of total sales, for the first six months of fiscal 1997. Continued growth in the Company's proprietary credit card sales is a result of targeted marketing promotions. The Company opened 23 new North American stores and closed 12 stores during the first six months of fiscal 1998, bringing the North American store count to 698 at the end of the fiscal 1998 second quarter compared to 677 stores at the end of the fiscal 1997 second quarter. Stores worldwide, including North America, Puerto Rico and international operations in the United Kingdom, Mexico and Japan, aggregated 736 at the fiscal 1998 second quarter-end.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 240 basis points to 41.3% for the second quarter of fiscal 1998 and increased 290 basis points to 42.2% for the first six months of fiscal 1998 compared to the same periods in fiscal 1997. These increases are principally the result of the decrease in clearance and promotional markdowns on apparel, which was discontinued last fiscal year, slightly offset by the approximate $1.1 million in duty refunds that were included in gross profit for the second quarter of fiscal 1997 as a result of retroactive legislation passed in August 1996. Store occupancy costs, as a percentage of sales, improved 80 basis points to 12.6% for the second quarter of fiscal 1998 and improved 80 basis points to 12.9% for the first six months of fiscal 1998 versus comparable periods of fiscal 1997. This increase was primarily due to higher sales leveraging relatively fixed rental rates on store leases, coupled with the Company's purchase (in the fourth quarter of fiscal 1997) of two corporations that had previously leased store locations to the Company, thereby eliminating base rent expenses for those stores.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 120 basis points to 28.3% in the second quarter of fiscal 1998 and increased 130 basis points to 29.5% for the first half of fiscal 1998 compared to the same periods of fiscal 1997. In total dollars, selling, general and administrative expenses increased $10.4 million for the second quarter of fiscal 1998 and increased $20.8 million for the first six months of fiscal 1998 versus the comparable periods of fiscal 1997. Of the $10.4 million increase in these expenses for the second quarter of fiscal 1998, $7.0 million was attributable to expenses that normally vary with sales, such as salaries and wages, store supplies and marketing expenses. The remaining $3.4 million increase was primarily a result of increased salary costs for the store remodeling and remerchandising programs, timing differences of national television advertising expenses compared to last fiscal year and the classification of funding costs of securitized receivables as selling, general and administrative expense with no similar corresponding expense in the prior fiscal year. The net increase also reflects a $1.0 million decrease in legal expense relating to a previously reported trading loss. This reduction of the legal fees is a result of the litigation settlement discussed in Note 2 of the Consolidated Financial Statements.

      Operating income increased $5.5 million, or 24.2%, to $28.0 million during the second quarter of fiscal 1998 from $22.5 million in the second quarter of fiscal 1997. For the first six months of fiscal 1998, operating income increased $11.9 million, or 30.5%, to $50.8 million compared to $38.9 million for the same period a year ago.

      Interest and investment income increased $0.2 million during the second quarter of fiscal 1998 and decreased $1.2 million during the first six months of fiscal 1998. The increase for the second quarter of fiscal 1998 is a result of higher average invested balances during this period compared to those a year ago. The decrease for the first six months of fiscal 1998 is primarily the result of the recording of $1.6 million of investment income earned on an investment in a limited partnership in the first six months of fiscal 1997. This investment in the limited partnership was liquidated in the first quarter of fiscal 1997.

      Interest expense decreased $1.5 million during the second quarter of fiscal 1998 and $3.7 million during the first six months of fiscal 1998 versus the same periods of fiscal 1997. This decrease is primarily a result of the conversion of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997, the exchange of the 8 1/2% exchangeable debentures, the retirement of the 11 1/2% subordinated debentures due 2003 and the 11% senior notes due 2001 in the third quarter of fiscal 1997 and the repayment of $40 million outstanding under the Company's bank revolving credit facility in the third and fourth quarters of fiscal 1997. This decrease was partially offset by interest expense related to the issuance in the third quarter of fiscal 1997 of the 5 3/4% convertible subordinated notes due 2003.

      In the second quarter of fiscal 1998, the Company received a $7.5 million partial recovery of a trading loss previously reported in December 1995. Of this settlement, $1.1 million was considered a recovery of current year legal fees resulting in a net recovery of trading losses of $6.4 million. The Company did not record any tax benefit on the previously reported trading loss and thus no tax expense has been provided for the net recovery.

      The Company's effective income tax rate for fiscal 1998, exclusive of the aforementioned trading loss recovery, is estimated at 40%, unchanged from the 40% recorded during the first six months of fiscal 1997.

      Net income before special charges or credits for the second quarter of fiscal 1998 aggregated $15.7 million or $.22 per share on a fully diluted basis compared to net income of $11.4 million or $.17 per share on a fully diluted basis for the second quarter of fiscal 1997. Net income before special charges or credits for the first six months of fiscal 1998 aggregated $28.3 million or $.40 per share on a fully diluted basis compared to net income of $19.7 or $.30 per share on a fully diluted basis for the first six months of fiscal 1997. Special credits for the second quarter and first six months of fiscal 1998 included the net trading loss recovery of $6.4 million or $.08 per share on a fully diluted basis.

Liquidity and Capital Resources

      Cash, including temporary investments, decreased $2.5 million to $29.8 million at the end of the second quarter of fiscal 1998 from $32.3 million at fiscal 1997 year-end. This decrease is primarily due to capital expenditures of $24.6 million, increased beneficial interest in securitized receivables of $7.9 million, cash dividend payments of $4.2 million, acquisition of a bank charter and other assets of $1.0 million and repurchases of the Company's stock in open market transactions of $3.4 million. These cash expenditures were partially offset by cash flow from operations of $31.1 million and proceeds from disposition of properties of $5.8 million, which includes $4.0 million received in connection with the disposition of certain Sunbelt Nursery Group, Inc. ("Sunbelt") properties as further discussed below. Other investing and financing activities provided net cash of $1.7 million. Cash flow from operations improved $19.5 million during the first six months of fiscal 1998 over the same period of fiscal 1997 largely due to higher net income (adjusted for non-cash and non-operating related items) of $47.6 million for the first six months of fiscal 1998, which includes the aforementioned $6.4 million net trading loss recovery, compared to $29.7 million for the same period of fiscal 1997.

      Working capital requirements will continue to be provided by operations, sales of proprietary credit card receivables and a committed three-year, $65 million competitive advance and revolving credit facility, all of which was available at the end of the second quarter of fiscal 1998, other short-term (12-month) bank facilities aggregating $117.1 million, $46.1 million of which was available at the end of the second quarter of fiscal 1998 and other committed letters of credit totaling $25.5 million at the fiscal 1998 second quarter-end. The short-term bank facilities consist of $4.2 million of committed lines of credit and $112.9 million of uncommitted lines. The Company's current ratio at the end of the second quarter of fiscal 1998 was 3.3 to 1 compared to 3.0 to 1 at fiscal year end 1997. The Company's minimum operating lease commitments remaining for fiscal 1998 are $50 million, and the present value of total existing minimum operating lease commitments is $361 million. These commitments are expected to be funded from operating cash flow.

      The Company has commitments from unaffiliated parties to make available up to $25.0 million for the development or acquisition of stores for lease to the Company. At the end of the second quarter of fiscal 1998, the Company utilized $23.7 million of that availability. This facility expires December 30, 1997, at which time the Company expects to extend the term of the facility, refinance under similar terms or purchase the properties covered under the facility.

      During the second quarter of fiscal 1998, approximately $8.3 million was charged against the Company's previously established reserve to disengage from the financial support of Sunbelt. This charge reflects the Company's sale of the remaining six of 13 store properties leased to Sunbelt. The properties were sold at costs consistent with the previously recorded reserve. The Company continues to guarantee other Sunbelt store lease commitments through 2001 aggregating $2.6 million with a present value of approximately $2.3 million at the end of the second quarter of fiscal 1998. The Company is not aware of any defaults on these leases. Any cash payments to satisfy these guarantees would be funded through working capital and operations.

      During the first six months of fiscal 1998, the Company repurchased under a Board of Directors approved program 300,000 shares (100,000 shares were purchased prior to a three for two stock split) of its common stock in open market transactions for approximately $5.1 million, of which $3.4 million was paid in the second quarter of fiscal 1998. In addition, approximately 65,000 shares of common stock were acquired as payment for the exercise of employee stock options.

      During the first six months of fiscal 1998, the Company paid cash dividends aggregating $.06 per share (adjusted for the three for two stock split distributed July 30, 1997) and declared a cash dividend of $.035 per share payable on November 19, 1997 to shareholders of record on November 5, 1997. The Company currently expects to continue to pay cash dividends in fiscal 1998 but to retain most of its future earnings for expansion of the Company's business.

      In August 1997, Moody's Investor Service ("Moody's") upgraded the rating of the Company's 5 3/4% convertible subordinated notes due 2003 to Ba3 from B1 and upgraded the rating of the Company's unsecured bank debt to Ba1 from Ba2. The upgraded ratings reflect the Company's improved leverage, sustained operating cash flow and successful remodel and remerchandising programs.

                                   PART II
                                   -------
Item 1.  Legal Proceedings.
         -----------------
               In connection with the derivative suit filed by a stockholder on behalf of the Company on January 3, 1996, in the District Court in Tarrant County, Texas, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson, et al., and relating to trading losses announced by the Company in December 1995, the Company filed cross-claims against other defendants and a third-party claim against a commodities brokerage firm that executed the trades. On July 3, 1997, and July 18, 1997, the court approved a settlement among the Company, its directors and officers and the commodities brokerage firm that executed trades for the Company's financial consultant, pursuant to which such commodities brokerage firm paid the Company $7.5 million, the commodities brokerage firm and the Company and its directors and current officers who were parties to the suit provided mutual releases, and such parties' claims against each other were dismissed. The suit continues with respect to the claims and parties that were not part of the settlement.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
        (a)  Exhibits             See Exhibit Index.

        (b)  Reports on Form 8-K  On July 18, 1997, the Company filed an update on Form 8-K, reporting a partial
                                  settlement of existing litigation.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PIER 1 IMPORTS, INC. (Registrant)



Date: October 14, 1997        By: /s/ Clark A. Johnson
      ----------------            ----------------------------------------
                                  Clark A. Johnson, Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)



Date: October 14, 1997        By: /s/ Stephen F. Mangum
      ----------------            ----------------------------------------
                                  Stephen F. Mangum, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------
10.1        Form of Deferred Compensation Agreement

27          Financial Data Schedule for Six-Month Period Ended August 30,
            1997