Form 10-Q
period 1997-11-29
PIER 1 IMPORTS INC/DE
filed 1998-01-13
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 29, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of January 6, 1998
-----------------------------      ----------------------------------------
Common Stock, $1.00 par value                   67,423,592

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                      Three Months Ended  Nine Months Ended
                                       Nov. 29, Nov. 30,  Nov. 29, Nov. 30,
                                         1997     1996      1997     1996
                                       -------- --------  -------- --------
Net sales                              $262,751 $225,598  $750,099 $661,940

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)          146,973  130,054   428,502  394,706
  Selling, general and
   administrative expenses               79,430   70,078   223,379  193,205
  Depreciation and amortization           6,226    4,991    17,336   14,664
                                       -------- --------  -------- --------
                                        232,629  205,123   669,217  602,575
                                       -------- --------  -------- --------
     Operating income                    30,122   20,475    80,882   59,365
Nonoperating (income) and expense:
  Interest and investment income           (267)    (229)     (816)  (1,973)
  Interest expense                        2,402    2,991     6,500   10,803
  Trading loss (recovery)                    --       --    (6,355)      --
                                       -------- --------  -------- --------
                                          2,135    2,762      (671)   8,830
                                       -------- --------  -------- --------
Income before income taxes and
     extraordinary items                 27,987   17,713    81,553   50,535
Provision for income taxes               11,192    7,085    30,077   20,214
                                       -------- --------  -------- --------
Income before extraordinary items        16,795   10,628    51,476   30,321
Extraordinary items - losses from early
  retirement of debt, net of income tax
  benefit of $2,747                          --    4,122        --    4,122
                                       -------- --------  -------- --------
Net income                             $ 16,795 $  6,506  $ 51,476 $ 26,199
                                       ======== ========  ======== ========
Primary net income per share:*
  Before extraordinary items               $.24     $.16      $.75     $.47
  Extraordinary items, net of income
   tax benefit                               --     (.06)       --     (.06)
                                       -------- --------  -------- --------
  Net income                               $.24     $.10      $.75     $.41
                                       ======== ========  ======== ========
Fully diluted net income per share:*
  Before extraordinary items               $.23     $.15      $.71     $.45
  Extraordinary items, net of income
   tax benefit                               --     (.05)       --     (.05)
                                       -------- --------  -------- --------
  Net income                               $.23     $.10      $.71     $.40
                                       ======== ========  ======== ========
Average shares outstanding during
  period, including common stock
  equivalents:
   Primary                               68,773   68,309    68,714   64,617
                                       ======== ========  ======== ========
   Fully diluted                         75,805   73,534    75,758   70,272
                                       ======== ========  ======== ========

* Adjusted to reflect the three for two stock split effected in the form of a stock dividend distributed July 30, 1997.

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                    November 29,   March 1,
                                                        1997        1997
                                                    ------------ ----------
ASSETS

Current assets:
 Cash, including temporary investments of $19,711
   and $22,188, respectively                          $ 37,807     $ 32,280
 Accounts receivable, net                                9,102        4,128
 Inventories                                           249,594      220,013
 Other current assets                                   73,860       66,097
                                                      --------     --------
    Total current assets                               370,363      322,518

Properties, net                                        217,900      216,836
Other assets                                            31,533       30,914
                                                      --------     --------
                                                      $619,796     $570,268
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term
   debt                                               $  1,697     $  1,641
 Accounts payable and accrued liabilities              114,741      105,541
                                                      --------     --------
    Total current liabilities                          116,438      107,182

Long-term debt                                         115,318      114,454
Other non-current liabilities                           23,636       25,584

Stockholders' equity:
 Common stock, $1.00 par, 200,000,000 shares
   authorized, 67,903,000 and 45,361,000 issued,
   respectively                                         67,903       45,361
 Paid-in capital                                       166,879      166,475
 Retained earnings                                     137,583      118,721
 Cumulative currency translation adjustments            (1,939)      (1,385)
 Less - 329,000 and 373,000 common shares in
   treasury, at cost, respectively                      (5,591)      (5,437)
 Less - unearned compensation                             (431)        (687)
                                                      --------     --------
                                                       364,404      323,048
                                                      --------     --------
                                                      $619,796     $570,268
                                                      ========     ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                     Nine Months Ended
                                                  November 29, November 30,
                                                      1997         1996
                                                  ------------ ------------
Cash flow from operating activities:
 Net income                                          $51,476       $26,199
 Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                      17,336        14,664
   Deferred taxes and other                            2,503         3,845
   Investment gain                                        --        (1,607)
   Extraordinary loss on early retirement of debt         --         6,869
   Changes in cash from:
    Inventories                                      (29,031)       (3,769)
    Accounts receivable and other current assets      (5,308)      (12,964)
    Accounts payable and accrued expenses             16,243         5,506
    Other assets, liabilities and other, net            (174)          250
                                                     -------       -------
      Net cash provided by operating activities       53,045        38,993
                                                     -------       -------
Cash flow from investing activities:
 Capital expenditures                                (38,715)      (30,926)
 Proceeds from disposition of properties               9,953           296
 Reserve for Sunbelt Nursery Group, Inc. defaults        (45)       (2,215)
 Beneficial interest in securitized receivables       (7,592)           --
 Acquisition of national bank charter                 (1,003)           --
 Other investing activities                               --         4,665
                                                     -------       -------
      Net cash used in investing activities          (37,402)      (28,180)
                                                     -------       -------
Cash flow from financing activities:
 Cash dividends                                       (6,556)       (5,199)
 Net borrowings under line of credit agreements           --        19,987
 Proceeds from the issuance of long-term debt             --        83,602
 Repayments of long-term debt                             --       (90,639)
 Payments for purchases of capital stock,
   treasury stock, and other, net                     (3,560)       (6,050)
                                                     -------       -------
      Net cash (used in) provided by financing
        activities                                   (10,116)        1,701
                                                     -------       -------
Change in cash and cash equivalents                    5,527        12,514
Cash and cash equivalents at beginning of period      32,280        13,534
                                                     -------       -------
Cash and cash equivalents at end of period           $37,807       $26,048
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 29, 1997
                                                (In thousands except per share data)
                                                             (Unaudited)
                                                                         Cumulative
                                                                          Currency                               Total
                                              Common  Paid-in  Retained  Translation  Treasury   Unearned    Stockholders'
                                               Stock  Capital  Earnings  Adjustments   Stock   Compensation      Equity
                                              ------- -------- --------  ----------- --------- ------------- -------------
Balance March 1, 1997                         $45,361 $166,475 $118,721    ($1,385)   ($5,437)     ($687)       $323,048

Purchases of treasury stock                                                            (8,222)                    (8,222)

Restricted stock grant and amortization                     65                           (178)       308             195

Stock purchase plan, exercise of stock
  options and other                                        332   (3,569)                8,246                      5,009

Currency translation adjustments                                              (554)                                 (554)

Cash dividends declared or paid ($0.095
  per share)                                                     (6,556)                                          (6,556)

Three for two stock split                      22,541           (22,489)                             (52)             --

Conversion of 5 3/4% convertible
  debt                                              1        7                                                         8

Net income                                                       51,476                                           51,476
                                              ------- -------- --------    -------    -------      -----        --------
Balance November 29, 1997                     $67,903 $166,879 $137,583    ($1,939)   ($5,591)     ($431)       $364,404
                                              ======= ======== ========    =======    =======      =====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 29, 1997
                            AND NOVEMBER 30, 1996
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 1997. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 29, 1997, and the results of operations and cash flows for the interim periods ended November 29, 1997 and November 30, 1996 have been made and consist only of normal recurring adjustments, except for the net trading loss recovery recorded for the nine months ended November 29, 1997 and the extraordinary items for the three and nine months ended November 30, 1996. The results of operations for the three and nine months ended November 29, 1997 and November 30, 1996 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of financial position as of March 1, 1997 has been modified to conform with the November 29, 1997 method of presentation.

Note 1 - Net income per share

      Primary net income per share was determined by dividing net income by the applicable average shares outstanding. Fully diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's potentially dilutive securities. To determine fully diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

     Primary average shares include common shares outstanding and common stock equivalents attributable to outstanding stock options. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's convertible securities, as summarized below:

                                      Three Months Ended  Nine Months Ended
                                       Nov. 29, Nov. 30,  Nov. 29, Nov. 30,
                                         1997     1996*     1997     1996*
                                       -------- --------  -------- --------
                                     (in thousands except per share amounts)

Net income                              $16,795   $6,506   $51,476  $26,199
Assumed conversion of 6 7/8%
  subordinated notes:
   Plus interest and debt issue
     costs, net of tax                       --       --        --      929
Assumed conversion of 5 3/4%
  subordinated notes:
   Plus interest and debt issue
     costs, net of tax                      811      603     2,434      603
                                        -------   ------   -------  -------
Fully diluted net income                $17,606   $7,109   $53,910  $27,731
                                        =======   ======   =======  =======
Average shares outstanding during period,
  including common stock equivalents:
   Primary                               68,773   68,309    68,714   64,617
     Plus assumed exercise of stock
      options                                39       --        51       26
     Plus assumed conversion of 6 7/8%
      subordinated notes to common stock     --       --        --    3,887
     Plus assumed conversion of 5 3/4%
      subordinated notes to common stock  6,993    5,225     6,993    1,742
                                         ------   ------    ------   ------
   Fully diluted                         75,805   73,534    75,758   70,272
                                         ======   ======    ======   ======
Net income per share:
   Primary                                 $.24     $.10      $.75     $.41
                                         ======   ======    ======   ======
   Fully diluted                           $.23     $.10      $.71     $.40
                                         ======   ======    ======   ======

* Adjusted to reflect a three for two stock split effected in the form of a stock dividend.

      Primary net income per share would have been reduced by $.01 for the nine months ended November 30, 1996 had the 6 7/8% convertible subordinated notes been converted at the beginning of the 1997 fiscal year. For the three months ended November 30, 1996, there would have been no effect on primary net income per share had the 6 7/8% convertible subordinated notes been converted at the beginning of the 1997 fiscal year. The 6 7/8% convertible subordinated notes were converted in July 1996.

Note 2 - Impact of new accounting standards

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of net income per share on the face of all income statements issued for periods ending after December 15, 1997 for all entities with complex capital structures. At that time the Company will be required to change the method currently used to compute net income per share and to restate net income per share for all prior periods. The pro forma effect of assuming the adoption of SFAS No. 128 on per share amounts for the three and nine months ended November 29, 1997 and November 30, 1996 is presented below:

                                      Three Months Ended  Nine Months Ended
                                       Nov. 29, Nov. 30,  Nov. 29, Nov. 30,
                                         1997     1996      1997     1996
                                       -------- --------  -------- --------

Net income per share:

  Basic                                  $.25     $.10       $.76     $.41
                                         ====     ====       ====     ====
  Diluted                                $.23     $.10       $.71     $.40
                                         ====     ====       ====     ====

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows. Effects of the adoption of these statements will primarily be limited to the form and content of the Company's disclosures.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Pier 1 Imports, Inc. ("the Company") recorded net sales of $262.8 million and $750.1 million for the third quarter and first nine months of fiscal 1998, resulting in increases of 16.5% and 13.3% over the third quarter and first nine months of fiscal 1997, respectively. Same-store sales increased 16.1% and 15.6% for the third quarter and first nine months of fiscal 1998, respectively, over the prior fiscal year after eliminating apparel sales for both years. These increases are primarily due to the continued success of the national television advertising campaign coupled with the store remodel and remerchandising programs. In conjunction with the enhanced store layout and design, the Company strengthened its merchandise mix, especially in the areas of furniture and bed and bath. As a result, hard goods sales grew 18.7% during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The Company has experienced continued growth in its proprietary credit card sales as a result of targeted marketing promotions. Sales on the Company's proprietary credit card totaled $194.9 million, or 26.0% of total sales, for the first nine months of fiscal 1998 versus proprietary credit card sales of $170.0 million, or 25.7% of total sales, for the first nine months of fiscal 1997. The Company opened 42 new North American stores and closed 16 stores during the first nine months of fiscal 1998, bringing the North American store count to 713 at the end of the fiscal 1998 third quarter compared to 689 stores at the end of the fiscal 1997 third quarter. Stores worldwide, including North America, Puerto Rico and international operations in the United Kingdom, Mexico and Japan, aggregated 760 at the end of the fiscal 1998 third quarter.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 170 basis points to 44.1% for the third quarter of fiscal 1998 and increased 250 basis points to 42.9% for the first nine months of fiscal 1998 compared to the same periods in fiscal 1997. The improvement in gross profit is principally the result of increased margins on sales of hard goods and a decrease in clearance and promotional markdowns on soft goods. Offsetting these increases in gross profit is the approximate $1.6 million in duty refunds that were included in gross profit for the first nine months of fiscal 1997 due to retroactive legislation passed in August 1996 compared to the approximate $0.4 million in duty refunds for the same period of fiscal 1998. Store occupancy costs, as a percentage of sales, improved 160 basis points to 12.1% for the third quarter of fiscal 1998 and improved 110 basis points to 12.6% for the first nine months of fiscal 1998 versus comparable periods of fiscal 1997. These increases are primarily due to higher sales leveraging relatively fixed rental rates on store leases, coupled with the Company's purchase (in the fourth quarter of fiscal 1997) of two entities that had previously leased store locations to the Company, thus eliminating base rent for those stores.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, decreased 90 basis points to 30.2% for the third quarter of fiscal 1998 and increased 60 basis points to 29.8% for the first nine months of fiscal 1998 compared to the same periods in fiscal 1997. In total dollars, selling, general and administrative expenses increased $9.4 million for the third quarter of fiscal 1998 and increased $30.2 million for the first nine months of fiscal 1998 versus the comparable periods of fiscal 1997. Expenses that normally vary with sales, such as store salaries and bonuses, store supplies and marketing expenses increased $6.2 million for the third quarter of fiscal 1998 compared to the same period last year. However, these variable expenses, as a percentage of sales, decreased 60 basis points to 20.6% primarily due to the timing of expenses for the national television advertising campaign. The remaining $3.2 million increase during the third quarter of fiscal 1998 is primarily due to a $2.4 million increase in administrative salaries and bonuses and $1.2 million of other selling, general and administrative expenses. These increases are partially offset by a $0.4 million decrease in net proprietary credit card costs.

      Operating income increased $9.6 million, or 47.1%, to $30.1 million during the third quarter of fiscal 1998 from $20.5 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, operating income increased $21.5 million, or 36.2%, to $80.9 million compared to $59.4 million for the same period a year ago.

      Interest and investment income remained relatively unchanged for the third quarter of fiscal 1998 and decreased $1.2 million during the first nine months of fiscal 1998 compared to the same periods of fiscal 1997. The decrease for the first nine months of fiscal 1998 is primarily the result of the recording of $1.6 million of investment income earned on the investment in a limited partnership during the early part of fiscal 1997. This investment in the limited partnership was liquidated in the first quarter of fiscal 1997.

      Interest expense decreased $0.6 million during the third quarter of fiscal 1998 and $4.3 million during the first nine months of fiscal 1998 versus the same periods in fiscal 1997. These decreases are primarily a result of the conversion of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997, the exchange of the 8 1/2% exchangeable debentures, the retirement of the 11 1/2% subordinated debentures due 2003 and the 11% senior notes due 2001 in the third quarter of fiscal 1997 and the repayment of the $40 million outstanding under the Company's bank revolving credit facility in the third and fourth quarters of fiscal 1997. This decrease was partially offset by interest expense on the 5 3/4% convertible subordinated notes due 2003 issued in the third quarter of fiscal 1997.

      During the second quarter of fiscal 1998, the Company received a $7.5 million partial recovery of a trading loss previously reported in December 1995. Of this settlement, $1.1 million was considered a recovery of fiscal year 1998 legal fees and thus resulted in a net recovery of trading losses of $6.4 million. The Company did not record any tax benefit on the previously reported trading loss and thus no tax expense has been provided on the net recovery.

      The Company's effective income tax rate for fiscal 1998, exclusive of the aforementioned trading loss recovery, is estimated at 40% unchanged from the 40% recorded during the first nine months of fiscal 1997.

      During the third quarter of fiscal 1997, the Company utilized net proceeds from a public offering of 5 3/4% convertible subordinated notes due 2003 to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. In addition, the Company induced the exchange of its $12.5 million of 8 1/2% exchangeable debentures. The Company recorded an after-tax extraordinary charge of $4.1 million during the third quarter of fiscal 1997 for the cost related to early retirement of debt. The pre-tax extraordinary charge aggregated $6.9 million.

      Net income for the third quarter of fiscal 1998 aggregated $16.8 million or $.23 per share on a fully diluted basis compared to net income before extraordinary items of $10.6 million or $.15 per share on a fully diluted basis for the third quarter of fiscal 1997. Net income after the extraordinary items for the third quarter of fiscal 1997 aggregated $6.5 million or $.10 per share on a fully diluted basis. Net income before special credits for the first nine months of fiscal 1998 aggregated $45.1 million or $.63 per share on a fully diluted basis compared to net income before extraordinary items of $30.3 million or $.45 per share on a fully diluted basis for the first nine months of fiscal 1997. Net income after extraordinary items for the first nine months of fiscal 1997 aggregated $26.2 million or $.40 per share on a fully diluted basis. Special credits for the first nine months of fiscal 1998 were for the aforementioned net trading loss recovery of $6.4 million, or $.08 per share on a fully diluted basis.

Liquidity and Capital Resources

      Cash, including temporary investments, increased $5.5 million to $37.8 million at the end of the third quarter of fiscal 1998 from $32.3 million at the end of fiscal 1997. This increase is primarily due to cash flow from operations of $53.0 million and proceeds from disposition of properties of $10.0 million, which includes $4.0 million received in connection with the disposition of certain properties leased to Sunbelt Nursery Group Inc. ("Sunbelt"). These cash increases were partially offset by capital expenditures of $38.7 million, increased beneficial interest in securitized receivables of $7.6 million, cash dividend payments of $6.6 million, the acquisition of a bank charter and other bank assets of $1.0 million and repurchases of the Company's stock in open market transactions of $6.4 million. Other investing and financing activities provided net cash of $2.8 million. Cash flow from operations improved $14.1 million during the first nine months of fiscal 1998 over the same period of fiscal 1997 primarily attributable to higher net income (adjusted for non-cash and non-operating related items) of $71.3 million in fiscal 1998 compared to $50.0 million in fiscal 1997.

      The Company expects to continue to satisfy its working capital needs through cash flow from operations, sales of proprietary credit card receivables and a committed three-year, $65 million competitive advance and revolving credit facility expiring December 1998, all of which was available at the end of the third quarter of fiscal 1998, other short-term (12-month) bank facilities principally for the issuance of letters of credit aggregating $146.9 million, $76.4 million of which was available at the end of the third quarter of fiscal 1998 and other committed long-term bank facilities of $30.6 million at the fiscal 1998 third quarter-end. The short-term bank facilities consist of $3.9 million of committed lines of credit and $143.0 million of uncommitted lines. The Company expects to arrange a new competitive advance and revolving credit facility under substantially similar terms prior to the existing facility's expiration date. The Company's current ratio at the end of the third quarter of fiscal 1998 was 3.2 to 1 compared to 3.0 to 1 at fiscal year-end 1997. The Company's minimum operating lease commitments remaining for fiscal 1998 are $24.7 million, and the present value of total existing minimum operating lease commitments is $358.5 million. The Company expects to fund these commitments from operating cash flow.

      The Company has commitments from unaffiliated parties to make available up to $25.0 million for the development or acquisition of stores for lease to the Company. As of the end of the third quarter of fiscal 1998, the Company had utilized $23.7 million of that availability. This facility was extended to March 30, 1998, at which time the Company expects to either refinance under similar terms or purchase the properties covered under the facility.

      During the first nine months of fiscal 1998, approximately $8.3 million was charged against the Company's previously established reserve to disengage financial support of Sunbelt. This charge reflected the Company's loss on the sale of the remaining six of 13 store properties leased to Sunbelt. These six properties were sold at costs consistent with the previously recorded reserve. The Company continues to guarantee other Sunbelt store lease commitments through the year 2001 which aggregate $2.4 million and have a present value of approximately $2.1 million at the end of the third quarter of fiscal 1998. The Company is not aware of any defaults on these leases.

      During the first nine months of fiscal 1998, the Company repurchased under a Board of Directors approved program 377,200 shares of its common stock in open market transactions for $6.4 million. In addition, approximately 86,000 shares of common stock were acquired as payment for the exercise of employee stock options.

      During the first nine months fiscal 1998, the Company paid cash dividends aggregating $.095 per share (adjusted for the three for two stock split distributed July 30, 1997) and declared a cash dividend of $.035 per share payable on February 18, 1998 to shareholders of record on February 4, 1998. The Company currently expects to continue to pay cash dividends in fiscal 1999, but intends to retain most of its future earnings for expansion of the Company's business.

      The Company's business has historically been subject to seasonal fluctuations due to holiday buying patterns. Therefore, financial results for the third quarter and the first nine months of fiscal 1998 are not necessarily indicative of performance for the balance of the year.

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

                            PIER 1 IMPORTS, INC. (Registrant)



Date: January 13, 1998      By: /s/ Clark A. Johnson
      ----------------          ---------------------------------------
                                Clark A. Johnson, Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)



Date: January 13, 1998          /s/ Stephen F. Mangum
      ----------------          ----------------------------------------
                                Stephen F. Mangum, Senior Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------
10.1        Deferred Compensation Agreement

27          Financial Data Schedule for Nine-month Period Ended November 29,
            1997.