Form 10-K
period 1998-02-28
PIER 1 IMPORTS INC/DE
filed 1998-05-29
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended February 28, 1998.

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
             (Exact name of Company as specified in its charter)

          DELAWARE                                75-1729843
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

301 Commerce Street, Suite 600
Fort Worth, Texas                                 76102
(Address of principal executive offices)          (Zip Code)

Company's telephone number, including area code:  (817) 252-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
--------------------------------------               ---------------------
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

     As of May 6, 1998, there were 67,437,880 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of the Company held by non-affiliates was approximately $1,717 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K              Incorporated Document
Part III                           Proxy Statement for 1998 Annual Meeting

                                   PART I

Item 1.   Business.

     (a)  General Development of Business.

     From fiscal 1993 through fiscal 1998, the Company (references to the "Company" or "Pier 1" shall include Pier 1 Imports, Inc. and its consolidated subsidiaries throughout this document) expanded its specialty retail operations from 605 North American retail stores to 718 stores. In fiscal 1998, the Company continued to execute its expansion plan by opening 54 new North American Pier 1 stores while closing 23 stores. Throughout the fiscal year, the Company continued its focus on cost efficiencies and expense controls. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, the Company plans to open approximately 60 new North American Pier 1 stores in fiscal 1999 and plans to close approximately 25 stores, depending upon lease renewal negotiations, relocation space availability and general economic conditions.

     Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 1998:

Allentown, PA                      Lufkin, TX
Amarillo, TX                       Manchester, NH
Anaheim, CA                        Medford, OR
Atlanta, GA                        Memphis, TN
Aurora, IL                         Mesa, AZ
Bend, OR                           Missoula, MT
Cape Girardeau, MO                 Montclair, CA
Corning-Elmira, NY                 Myrtle Beach, SC
Covington, LA                      New Market, OT
Cranberry Township, PA             Orem, UT
Denver, CO                         Orlando, FL
Des Moines, IA                     Pembroke Pines, FL
Detroit, MI                        Pueblo, CO
Florence, AL                       Reading, PA
Ft. Collins, CO                    San Antonio, TX
Ft. Lauderdale, FL                 San Antonio/Hill Country, TX
Great Falls, MT                    San Francisco, CA
Green Bay, WI                      Sarasota, FL
Hot Springs, AR                    Seattle, WA
Lake Charles, LA                   Southern Pines, NC
Lakeland, FL                       Spokane, WA
Larchmont, NY                      State College, PA
Layton, UT                         Summit County, CO
Lincoln, NE                        Tampa Bay, FL
London, OT                         Texarkana, TX
Long Beach, CA                     Waco, TX
Longmont, CO                       Washington, DC

     During fiscal 1998, the Company continued its program to remodel and remerchandise all store interiors to improve the visual merchandising of its products. This program incorporates store improvements such as better lighting, wider aisles, a more open view for ease of shopping and greater use of "lifestyle merchandising" by grouping products in home-use settings. This remerchandising effort is accompanied by a remodeling program to refurbish older stores. In fiscal 1998, 51 stores were remodeled and remerchandised while 144 were remerchandised. This program, which will upgrade 566 stores by fiscal 2000, is approximately 50% complete.

     Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Los Angeles, California; and Savannah, Georgia.

     In May 1997, pursuant to the Company's option, the preference stock of The Pier Retail Group Limited ("The Pier") acquired by the Company in 1993 was converted into a 90% controlling interest of The Pier. The Pier operates 14 retail stores that offer decorative home furnishings and related items in a store setting similar to Pier 1 stores. At fiscal 1998 year-end, The Pier operated 12 stores in England, one store in Wales and one in Scotland. At the end of fiscal 1998, the Company's net investment in The Pier was $8.7 million. Fiscal 1998 was the first year of profitable results for The Pier.

     During fiscal 1994, the Company initiated an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in a "store within a store" format in certain Sears Mexico stores throughout Mexico. In fiscal 1998, the Company amended its agreement with Sears Mexico to an arrangement that will substantially insulate the Company from currency fluctuations which have reduced its profitability in the past. As of February 28, 1998, eight Sears Mexico stores offer Pier 1 merchandise.

     The Company entered into a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") in fiscal 1996 for Sears Puerto Rico to market and sell Pier 1 merchandise in a "store within a store" format in certain Sears Puerto Rico stores. Sears Puerto Rico operates 10 stores in Puerto Rico. During fiscal 1998, the number of Puerto Rico stores which offered Pier 1 merchandise increased from four to seven. The Company has no immediate plans for further expansion in Puerto Rico but would consider future sites.

     In fiscal 1996, a wholly owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. (collectively "Akatsuki") and Skylark Group to develop Pier 1 retail stores in Japan. The agreement provides for the licensing of up to 100 total stores. In fiscal 1998, Akatsuki expanded its retail operations from five to 16 Pier 1 stores in the Tokyo metropolitan area and surrounding cities. The Company and Akatsuki have agreed to slow the expansion plan and Akatsuki may open up to 10 additional stores during fiscal 1999 depending upon its ability to obtain financing.

     In May 1997, the Company purchased a national bank and its assets in Omaha, Nebraska. The newly named Pier 1 National Bank standardizes the interest rates and fees charged on the Company's proprietary credit card and exports the Nebraska interest rate to the 46 states where the Company operates stores. As of February 28, 1998, the Company had 2.9 million proprietary cardholders of which 562,000 were considered active (cardholders with account activity in the last month of fiscal 1998). The Company's proprietary credit card sales accounted for 25.9% of total U.S. sales for fiscal 1998.

     In July 1995, the Company entered into a settlement agreement with Sunbelt Nursery Group, Inc. concerning Sunbelt's default on 13 Sunbelt nursery stores subleased from the Company. The settlement agreement required the Company to record a pre-tax charge of $14.0 million in fiscal 1996 for estimated losses resulting from terminating the subleases and disposing of the properties. As of February 28, 1998, all 13 nursery store properties had been sold at costs consistent with the Company's estimates used to record the charge. The Company guarantees other Sunbelt store lease commitments, through the year 2001, aggregating $2.1 million with a present value of approximately $1.8 million at fiscal 1998 year-end. In March 1998, Sunbelt initiated bankruptcy proceedings. The Company believes it has accrued sufficient amounts to cover any deficiencies in Sunbelt's payments on these store lease commitments.

     At the end of fiscal 1998, the Company decided to abandon the test concept for mall-based stores operating under the name "The Market of Pier 1." All of the test stores were closed as of April 1, 1998.

     (b)  Financial Information About Industry Segments.

     The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.

     Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements which are set forth in Item 8 herein.

     (c)  Narrative Description of Business.

     The specialty retail operations of Pier 1 consist of a chain of retail stores operating under the names "Pier 1 Imports" and "The Pier," selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, accessories and other specialty items for the home.

     On February 28, 1998, Pier 1 operated 692 stores in 47 states of the United States and 26 stores in two Canadian provinces and supported 17 franchised stores in 13 states. Additionally, the Company, through certain subsidiaries, operated 14 stores in the United Kingdom under the name "The Pier." The Company supplies merchandise and licenses the Pier 1 name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a "store within a store" format in eight Sears Mexico stores and in seven Sears Puerto Rico stores. Sixteen franchised stores operate in Tokyo and surrounding cities. The company-operated Pier 1 stores in the United States and Canada average approximately 7,500 square feet in size of retail selling space, and are generally freestanding units located near major shopping centers or malls, predominately located in all major United States metropolitan areas and many of the primary smaller markets. In fiscal 1998, net sales of the Company totalled $1,075.4 million. Pier 1 stores have their highest sales volumes during November and December, reflecting the Christmas selling season.

     The Company offers a diverse selection of products consisting of over 5,000 items imported from over 50 countries around the world. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture and the related furniture pads and pillows to be used on patios and in sun rooms, living, dining, kitchen and bedroom areas, and constituted approximately 34.3%, 31.4% and 32.7% of the total North American retail sales of Pier 1 in fiscal years 1998, 1997 and 1996, respectively. These goods are imported from a variety of countries such as Italy, Malaysia, Chile, Mexico, China, the Philippines
and Indonesia, as well as obtained from domestic sources.   The furniture is
made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Upholstered furniture is also included in this group.

     DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 23.4%, 23.7% and 23.6% to Pier 1's total North American retail sales in fiscal years 1998, 1997 and 1996, respectively. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items, practically all of which are handcrafted from natural materials.

     HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13.5%, 13.6% and 13.8% of the total North American retail sales of Pier 1 in fiscal years 1998, 1997 and 1996, respectively.

     BED & BATH - This product group is imported mainly from India, England, Italy and China, as well as obtained from domestic sources and includes bath and fragrance products, candles and bedding. These goods accounted for approximately 18.3%, 15.7% and 12.4% of the total North American retail sales of Pier 1 in fiscal years 1998, 1997 and 1996, respectively.

     SEASONAL - This product group consists of merchandise to celebrate holiday and spring/summer entertaining and is imported mainly from Europe, Canada, China and India. These items accounted for approximately 10.5%, 10.2% and 9.9% of the total North American retail sales of Pier 1 in fiscal years 1998, 1997 and 1996, respectively.

     APPAREL - At the end of fiscal 1997, this product group was completely discontinued. In previous years, this merchandise was imported from India, Greece, Thailand and Indonesia and accounted for approximately 5.4% and 7.6% of the total North American retail sales of Pier 1 in fiscal years 1997 and 1996, respectively.

     Merchandise offered for sale in Pier 1 stores largely consists of items that require a significant degree of handcraftsmanship. Most items are imported directly by Pier 1 from foreign suppliers. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. During fiscal 1998, Pier 1 sold merchandise imported from over 50 different countries with approximately 24.8% of its sales from merchandise produced in China, 11.9% from merchandise produced in India and 18.3% from merchandise produced in Indonesia, Japan, Thailand, the Philippines and Italy. The remaining 45.0% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries or obtained from United States manufacturers. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

     The Company currently maintains six regional distribution centers located in or near Baltimore, Maryland; Los Angeles, California; Fort Worth, Texas; Chicago, Illinois; Savannah, Georgia; and Columbus, Ohio, and leases additional space from time to time. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked and made available for shipment to the various stores in the centers' region.
Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory in order to be assured of a sufficient supply of products to its customers.

     Pier 1 primarily competes with small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, depth and breadth of merchandise assortment, merchandise visual presentation and customer service. The Company believes its stores enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other stores change their items less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products.

     As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise, including the need to order merchandise from four to twelve months in advance of delivery and to pay for such merchandise at the time it is loaded for transport to designated U.S. and international destinations. Additionally, dock strikes, fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company.

     The 1988 Omnibus Trade and Competitiveness Act ("1988 Act") was signed into law amending the Trade Act of 1974 (the "Act"). This legislation was enacted partly in response to a perceived decline in U.S. global competitiveness and the continuing presence of unfair trade practices that limit U.S. exporters' access to foreign markets. Under the law, unfair trade practices of countries around the world may be investigated by the office of the U.S. Trade Representative, and such investigations may lead to sanctions which could take the form of quotas or increased duties on imports into the U.S.

     Under the Act, the U.S. Trade Representative is required to take some action within 30 days (subject to being postponed for 180 days) after the conclusion of its investigation of countries alleged to have committed unfair trade practices. Upon a determination that a country has committed an unfair trade practice, the U.S. Trade Representative may designate the subject country a priority foreign country whose trade practices, if corrected, would provide the greater potential for expansion of U.S. exports. On previous occasions, the U.S. Trade Representative has identified certain countries which supply merchandise to the Company as a priority foreign country under the Act, which designations were rescinded after agreements were reached regarding the basis for the designations.

     The United States may employ other measures besides the Act to implement its international trade policies and objectives, such as the withdrawal of most favored nation ("MFN") status to countries around the world, which would cause import duties to increase. President Clinton is expected to recommend to Congress renewal of China's MFN status by June 3, 1998, and Congress can block the renewal if both houses pass a resolution of disapproval by September 3, 1998. China's MFN status has been renewed every year since it was granted in 1980. If no action is taken, China's MFN status would be renewed for one year. However, if China's MFN status is lost, the Company would choose to source affected goods from other countries. Any type of sanction on imports is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In such event, the Company will seek similar products from other countries.

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

     The Company owns three federally registered service marks under which its company-operated and franchised stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS and 1,104,059 for the mark PIER 1. Also the Company has registered and has applications pending for the registration of Pier 1 trademarks and service marks in the United States and in numerous foreign countries.

     On February 28, 1998, the Company employed a total of 12,571 associates in North America: 5,285 were full-time employees and 7,286 were part-time employees.

     The Company maintains a wholly owned foreign subsidiary incorporated under the laws of Hong Kong to manage certain merchandise procurement, export and financial service functions for Pier 1. Also the Company maintains a wholly owned foreign subsidiary incorporated under the laws of Bermuda which owns the right to license and to franchise the Company's trademarks and service marks outside the United States, Canada and Puerto Rico.

Item 2.   Properties.

     The Company's home office of 193,216 square feet of office space in Fort Worth, Texas is leased by one of its subsidiaries.

     The principal operating subsidiary of the Company leases certain properties consisting principally of retail stores, warehouses and office space. A majority of the Company's North American retail store operations are conducted pursuant to leases which are classified as operating leases, and at February 28, 1998, the present value of the Company's minimum future operating lease commitments aggregated approximately $413 million.

     The Company currently owns and leases distribution space of approximately 2.75 million square feet. Additional temporary space requirements can be met by leasing space on a short-term basis.

     The following table shows the distribution by state of Pier 1's North American stores as of February 28, 1998:

United States
--------------
Alabama              9             Nebraska             4
Arizona             11             Nevada               3
Arkansas             5             New Hampshire        4
California          79             New Jersey          20
Colorado            19             New Mexico           3
Connecticut         13             New York            35
Delaware             2             North Carolina      15
Florida             52             North Dakota         3
Georgia             20             Ohio                31
Idaho                3             Oklahoma             6
Illinois            33             Oregon               8
Indiana             15             Pennsylvania        29
Iowa                 6             Rhode Island         3
Kansas               6             South Carolina       8
Kentucky             6             South Dakota         2
Louisiana           11             Tennessee           14
Maryland            15             Texas               58
Massachusetts       18             Utah                 6
Michigan            22             Virginia            24
Minnesota           17             Washington          19
Mississippi          4             West Virginia        1
Missouri            12             Wisconsin           13
Montana              4             Wyoming              1

Canada
------
Ontario             17
Quebec               9

     Warehouse properties that are owned or leased by Pier 1 are as follows:

                                                            Owned/Leased
Location                      Approx. Sq. Ft.                   Facility
-------------------           ---------------                   --------
Baltimore, Maryland           634,186 sq. ft.                   Leased
Columbus, Ohio                527,127 sq. ft.                   Leased
Chicago, Illinois             297,552 sq. ft.                   Owned
Fort Worth, Texas             454,868 sq. ft.                   Owned
Los Angeles, California       417,000 sq. ft.                   Leased
Savannah, Georgia             393,216 sq. ft.                   Owned

     In support of its long range growth plan, the Company is expanding its distribution facilities. The Company will be increasing the size of its Chicago area distribution center by 68% to approximately 500,000 square feet. This expansion is scheduled for completion in December 1998. In addition, the Company is replacing the West Coast distribution center with a new, leased, built-to-suit facility in Ontario, California. The new facility will be 750,000 square feet, expandable to 1,000,000 square feet, with projected occupancy in the second quarter of fiscal 1999.

     The Company has agreements with unaffiliated parties to lease certain stores and distribution center space. Certain of these unaffiliated parties are committed to make available up to $23.6 million for development or acquisition of properties leased by Pier 1. As of February 28, 1998, the Company had utilized all of that availability. This facility terminates June 15, 1998, at which time the Company expects to complete alternative financing.

Item 3.   Legal Proceedings.

     There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at February 28, 1998. While a certain number of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolutions of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted against the Company in these lawsuits.

     On January 3, 1996, a derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson, et al., was filed by a stockholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and the outside financial consultant of the Company. The complaint alleged that the Directors and executives of the Company violated their duties to the Company and its stockholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its stockholders. The suit sought an award in the amount of all damages sustained by the Company. On February 12, 1996, the Company filed a related cross-claim suit against S. Jay Goldinger, the financial consultant, and his firm, Capital Insight, and a third-party claim against a commodity brokerage firm, Refco, Inc., asserting conspiracy and fraud and seeking damages sustained by the Company from the trading activities managed by Goldinger. The Company's former chief financial officer filed cross-claims against the Company seeking unpaid and post-employment benefits and damages for alleged libel and slander by the Company. The Company filed cross-claims against its former chief financial officer based on his actions related to the investments which led to the trading losses.

     In July 1997, the court approved a settlement among the Company, its Directors and officers and the commodities brokerage firm that executed the trades for S. Jay Goldinger, pursuant to which the commodities brokerage firm paid the Company $7.5 million. The commodities brokerage firm and the Company and its Directors and current officers who were parties to the suit provided mutual releases, and such parties' claims against each other were dismissed. Additional settlements from other parties were approved in the fourth quarter of fiscal 1998 which provided aggregate payments to the Company of $3.5 million and provided mutual releases to all parties. Total recoveries of the previously reported trading losses aggregated $11.0 million, of which the Company has considered $1.9 million as a reimbursement of legal fees associated with the recovery of these losses. All litigation related to this matter has been settled.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1998 fiscal year.

Executive Officers of the Company

     CLARK A. JOHNSON, age 67, has served as Chairman and Chief Executive Officer of the Company, and a member of the Executive Committee since March 1988. He has been a Director of the Company since March 1983. From May 1985 to March 1988, Mr. Johnson was President and Chief Executive Officer of the Company.

     MARVIN J. GIROUARD, age 58, has served as President and Chief Operating Officer of the Company and as a Director since August 1988. From May 1985 until August 1988, he served as Senior Vice President - Merchandising of Pier 1 Imports (U.S.), Inc.

     STEPHEN F. MANGUM, age 44, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1996. From January 1994 to July 1996, he served as Senior Vice President and Chief Financial Officer of Bloomingdale's, Inc., a subsidiary of Federated Department Stores, Inc., and served as Vice President of Profit Development from March 1993 to December 1993. From August 1987 to March 1993, he served as Vice President of Finance/Control of the Hecht's division of The May Department Stores Company, Inc.

     JAY R. JACOBS, age 43, has served as Senior Vice President of Merchandising of the Company since May 1995, served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995 and served as Director of Divisional Merchandising of the Company from July 1991 to May 1995.

     J. RODNEY LAWRENCE, age 52, has served as Senior Vice President of Legal Affairs and Secretary of the Company and Pier 1 Imports (U.S.), Inc. since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

     PERRY R. MCNEELY, age 50, has served as Senior Vice President of Logistics of the Company and Pier 1 Imports (U.S.), Inc. since June 1993. From January 1989 to June 1993, he was Vice President of Operations for Lechters, Inc.

     PHIL E. SCHNEIDER, age 46, has served as Senior Vice President of Marketing of the Company and Pier 1 Imports (U.S.), Inc. since May 1993 and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

     CHARLES H. TURNER, age 41, has served as Senior Vice President of Stores of the Company and Pier 1 Imports (U.S.), Inc. since August 1994 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     E. MITCHELL WEATHERLY, age 50, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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

                                   PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters.

     The Company's common stock is traded on the New York Stock Exchange. As of May 1998, there were approximately 33,000 stockholders of the Company's common stock.

                        Market Price
                   ---------------------   Cash Dividends
Fiscal 1998          High          Low         Per Share
-----------        --------     --------   -------------
First Quarter(1)   14 59/64     11 5/64            $.025
Second Quarter(1)  19 3/4       14 37/64            .035
Third Quarter      22 3/8       16 1/2              .035
Fourth Quarter     27 15/16     19 1/4              .035

Fiscal 1997(1)
-----------
First Quarter      10 1/2        8                 $.025
Second Quarter     11 21/64      9 37/64            .025
Third Quarter      11            8 21/64            .025
Fourth Quarter     12 27/64      9 43/64            .025
----------------
(1) Market prices and cash dividends have been adjusted to reflect the effect of the three for two stock split, effected in the form of a stock dividend, distributed July 30, 1997.

     In April 1998, the Board of Directors approved the purchase of up to three million shares of the Company's outstanding common stock. These purchases of common stock will be made from open market or private transactions from time to time depending on prevailing market conditions.

     Certain of the Company's existing loan and lease guarantee agreements require the Company to maintain certain financial ratios and limit certain investments and distributions to stockholders, including cash dividends, loans to stockholders and purchases of treasury stock. Generally the Company may make "restricted payments," as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of approximately $30.0 million as of February 28, 1998. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 1999 but intends to retain most of its future earnings for the expansion of the Company's business. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6.   Selected Financial Data.

                            Pier 1 Imports, Inc.
                              FINANCIAL SUMMARY
                  ($ in millions except per share amounts)

                                4-Year
                               Compound
                                Annual               Year Ended
                                Growth  ------------------------------------
                                 Rate     1998    1997   1996   1995   1994
                               -------- --------  -----  -----  -----  -----
Summary of operations:
  Net sales                      11.9%  $1,075.4  947.1  810.7  712.0  685.4
  Gross profit                   15.5%  $  461.5  384.5  325.5  277.6  259.6
  Selling, general and
    administrative expenses      12.8%  $  315.8  274.5  235.6  206.0  195.4
  Depreciation and
    amortization                 10.9%  $   23.9   19.8   17.2   16.0   15.8
  Store-closing provision               $    -      -      -      -     21.3
  Operating income               45.6%  $  121.7   90.2   72.7   55.6   27.1
  Nonoperating (income) and
    expense, net(1)                    ($    2.3)   9.9   44.3   22.3   18.8
  Income before income taxes
    and extraordinary charges    96.0%  $  124.0   80.3   28.4   33.2    8.4
  Income before extraordinary
    charges                      90.7%  $   78.0   48.2   10.0   22.1    5.9
  Extraordinary charges, net
    of income tax benefit(2)            $    -      4.1    -      -      -
  Net income for common
    stockholders                 90.7%  $   78.0   44.1   10.0   22.1    5.9
Per common share data:(3)(4)
  Basic earnings for common
    stockholders                 84.6% $    1.16    .68    .17    .37    .10
  Diluted earnings before
    extraordinary charges for
    common stockholders          81.3% $    1.08    .71    .17    .37    .10
  Diluted earnings for
    common stockholders          81.3% $    1.08    .65    .17    .37    .10
  Cash dividends declared        21.3% $     .13    .10    .09    .07    .06
  Stockholders' equity           14.2% $    5.83   5.01   3.86   3.77   3.43
Other financial data:
  Working capital                 5.1%  $  279.5  215.3  246.8  265.0  229.0
  Current ratio                              3.3    3.0    3.5    4.1    3.5
  Total assets                    9.0%  $  654.7  570.3  531.1  485.9  463.3
  Long-term debt                 (5.7%) $  114.9  114.5  180.1  154.4  145.2
  Stockholders' equity           18.2%  $  392.7  323.0  227.9  222.4  201.1
  Weighted average shares
    outstanding(millions)(3)(4)             67.4   64.5   59.0   59.1   58.6
  Effective tax rate(5)                     37.1%  40.0   64.7   33.6   29.0
  Return on average stock-
    holders' equity                         21.8%  16.0    4.5   10.4    3.0
  Return on average total assets            12.7%   8.0    2.0    4.6    1.3
  Pre-tax return on sales(6)                11.5%   8.5    3.5    4.7    1.2

---------------------
(1) Nonoperating (income) and expense, net, is comprised of interest expense and interest and investment income in each fiscal year presented, and in addition, includes net trading losses, gains or recoveries in fiscal years 1998, 1996, 1995 and 1994, the provision for Sunbelt Nursery Group, Inc. defaults in fiscal year 1996 and the write-down of General Host Corporation securities in fiscal years 1995 and 1994.
(2) The Company recorded after-tax extraordinary charges of $4.1 million during the third quarter of fiscal year 1997 from the early retirement of debt. See: Note 5 of the Notes to Consolidated Financial Statements.
(3) Reflects the effect of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."
(4) Reflects the effect of the three for two stock split, effected in the form of a stock dividend, distributed July 30, 1997 and the 5% stock dividend distributed May 8, 1995.
(5) No income tax expense has been provided on the net trading loss recoveries, resulting in a lower effective tax rate in fiscal 1998, as the Company had not recorded any income tax benefit on the fiscal year 1996 and 1995 net trading losses, which resulted in higher effective tax rates in those years.
(6) Calculated before fiscal year 1997 extraordinary charges, net of income tax benefit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pier 1 Imports, Inc. (the "Company") is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with over 760 stores in 47 states, Puerto Rico, Canada, the United Kingdom, Japan and Mexico as of fiscal 1998 year-end. The Company directly imports merchandise from over 50 countries around the world and designs proprietary assortments that become exclusive Pier 1 Imports offerings. The Company reported record sales of $1.075 billion for fiscal 1998 and net income of $78.0 million, or $1.08 per diluted share, after recording a special recovery of trading losses of $9.1 million, or $.12 per diluted share. Net income before the special recovery was $68.9 million, or $.96 per diluted share. On July 30, 1997, the Company distributed a three for two stock split, effected in the form of a stock dividend, to stockholders of record on July 16, 1997. All prior year earnings per share amounts have been adjusted to reflect the impact of the stock split.

FISCAL YEARS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997

     During fiscal 1998, the Company recorded net sales of $1,075.4 million, an increase of $128.3 million, or 13.5%, over net sales of $947.1 million for the prior fiscal year. This growth was primarily fueled by the improvement in same-store sales, which increased 15.6% compared to fiscal 1997, after excluding apparel sales for both fiscal years. Increases in same-store sales are primarily a result of the continued success of the national television advertising campaign coupled with the store remodel and remerchandising programs, which have improved the layout and design of approximately 249 new and existing stores during fiscal 1998. Additionally, a new company-wide customer service program was initiated during the latter half of fiscal 1998 to enhance previously established customer service programs. The Company's remodel and remerchandising strategy has focused not only on improving floor plan and fixture design, but also on improving the merchandise mix, especially in the areas of furniture, decorative accessories and bed and bath. As a result of the improved merchandise mix, hard goods sales increased 18.4% in fiscal 1998 compared to fiscal 1997. At the end of fiscal 1997, the Company discontinued its apparel lines in all stores; apparel represented 5.0% of total merchandise sales in fiscal 1997. The Company opened 54 new North American stores and closed 23 stores during fiscal 1998, bringing the North American store count to 718 at the end of the 1998 fiscal year compared to 687 at the end of the 1997 fiscal year. Stores worldwide, including North America, Puerto Rico, the United Kingdom, Mexico and Japan aggregated 763 at the end of the 1998 fiscal year.

     Sales on the Company's proprietary credit card were $257.5 million, or 25.9% of total U.S. store sales, during the 1998 fiscal year, an increase of $31.3 million, or 13.8% over proprietary credit card sales of $226.2 million in the prior fiscal year. Proprietary credit card customers spent an average of $129 per transaction in fiscal 1998 compared to $125 per transaction in fiscal 1997, while the number of active cardholder accounts grew from approximately 396,000 at the end of fiscal 1997 to 562,000 at the end of fiscal 1998, an increase of 41.9%. The Company continues to encourage sales on the proprietary credit card through targeted marketing promotions.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 2.3% to 42.9% in fiscal 1998 from 40.6% in fiscal 1997. Merchandise margins improved to 54.9% in fiscal 1998 from 53.8% in fiscal 1997. The margin growth was principally the result of a decrease in clearance and promotional markdowns on soft goods merchandise during fiscal 1998 compared to fiscal 1997 due to the Company's discontinuing sales of soft goods. In addition, merchandise margins on hard goods improved over the prior fiscal year, primarily as a result of favorable freight rates and merchandise product mix. Partially offsetting this increase in merchandise margins is the approximate $2.2 million in duty refunds paid to the Company during fiscal 1997 as a result of retroactive legislation passed in August 1996, compared to the approximate $0.5 million in duty refunds recorded during fiscal 1998. Store occupancy costs, as a percentage of sales, decreased to 12.0% during fiscal 1998 from 13.2% in fiscal 1997. This improvement was primarily due to leveraging relatively fixed rental rates on store leases on a greater sales base, coupled with the Company's purchase in the fourth quarter of fiscal 1997 of 37 stores previously leased to the Company, thus eliminating base rent for those stores.

     Selling, general and administrative expenses, including marketing, aggregated 29.4% of sales in fiscal 1998 compared to 29.0% of sales in fiscal 1997. In total dollars, selling, general and administrative expenses increased $41.3 million in fiscal 1998 over fiscal 1997, with $26.7 million of the increase attributable to expenses that normally grow proportionately with sales and net new stores, such as store salaries and bonuses, store equipment rental, supplies and marketing expenses. These variable expenses increased 0.2% as a percentage of sales for fiscal 1998 compared to fiscal 1997, primarily due to additional store salaries incurred to assist in store remodels and increased expenditures to enhance store systems and data communications. Administrative salaries and bonuses, which remained relatively flat as a percentage of sales, increased $6.2 million for fiscal 1998. Travel and relocation expenses increased $1.9 million and net proprietary credit card costs increased $1.2 million. All other selling, general and administrative expenses increased a total of $5.3 million.

     In fiscal 1998, operating income improved to $121.7 million, or 11.3% of sales, from $90.2 million, or 9.5% of sales, in the prior year.

     Interest and investment income decreased $0.8 million in fiscal 1998 compared to fiscal 1997, primarily due to $1.6 million in investment income recognized on an investment in a limited partnership during the first quarter of fiscal 1997, which was liquidated in fiscal 1997. Excluding the income from the limited partnership investment, the Company received higher interest income in fiscal 1998 over fiscal 1997 due to higher cash balances and short-term investments.

     Interest expense decreased $3.9 million during fiscal 1998 compared to fiscal 1997. The decrease was primarily a result of the conversion of the 6 7/8% convertible subordinated notes in the second quarter of fiscal 1997, the exchange of the 8 1/2% exchangeable debentures and the retirement of the 11 1/2% subordinated debentures due 2003 and the 11% senior notes due 2001 in the third quarter of fiscal 1997 and the repayment of the $40 million outstanding under the Company's bank revolving credit facility in the third and fourth quarters of fiscal 1997. These decreases were partially offset by interest expense on the 5 3/4% convertible subordinated notes due 2003 issued in the third quarter of fiscal 1997.

     In late December 1995, the Company was made aware of losses aggregating $19.3 million resulting from trading activities in a discretionary account. During fiscal 1998, the Company recovered $11.0 million of the previously reported trading loss. Of this partial recovery, the Company considered
$1.9 million as a reimbursement of legal fees, resulting in a net recovery of trading losses for fiscal 1998 of $9.1 million. The Company did not record any income tax benefit on the previously reported net trading losses and, accordingly, no tax expense has been provided on the net trading recoveries.
See:  Note 12 of the Notes to Consolidated Financial Statements.

     The Company's effective income tax rate for fiscal 1998, exclusive of the aforementioned net trading loss recovery, is 40%, unchanged from the 40% recorded for fiscal 1997. The effective rate for fiscal 1999 is expected to decline slightly.

     During fiscal 1997, the Company utilized the net proceeds from a public offering of the 5 3/4% convertible subordinated notes due 2003 to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. In addition, the Company induced the exchange of its $12.5 million of 8 1/2% exchangeable debentures. The Company recorded after-tax extraordinary charges of $4.1 million during fiscal 1997 for costs related to the early retirement of debt. The pre-tax extraordinary charges were $6.9 million.

     Fiscal 1998 net income aggregated $78.0 million, or $1.08 per share on a diluted basis, compared to fiscal 1997 net income of $44.1 million, or $.65 per share on a diluted basis. Fiscal 1998 net income before the net trading loss recovery aggregated $68.9 million, or $.96 per share on a diluted basis, compared to net income before extraordinary charges and related income tax benefit in fiscal 1997 of $48.2 million, or $.71 per share on a diluted basis.

FISCAL YEARS ENDED MARCH 1, 1997 AND MARCH 2, 1996

     During the 52-week period of fiscal 1997, the Company's net sales were $947.1 million, an increase of $136.4 million, or 16.8%, over net sales of $810.7 million reported in the 53-week period of fiscal 1996. Same-store sales in fiscal 1997 increased 12.9% over the comparable 52-week period of fiscal 1996. The continued growth in sales was primarily due to increased customer traffic in the stores resulting from the national television advertising campaign which commenced in the second quarter of fiscal 1996, the continued focus on company-wide customer service programs and the Company's store remodel and remerchandising programs which improved the layout and design of approximately 144 new and existing stores during fiscal 1997. The Company's remerchandising strategy focused on upgrading the store chain through a new floor plan and fixture design. The Company opened 50 and closed 25 North American stores during fiscal 1997. Beginning in fiscal 1997, the Company consolidated the operations of The Pier Retail Group Limited ("The Pier"), a 15-store retail chain in the United Kingdom in which the Company has an investment in preference stock. As a result of the consolidation, the Company recorded $20.3 million in The Pier's net sales during fiscal 1997. Hard goods sales, such as furniture and decorative accessories, increased 16.2% in fiscal 1997 compared to fiscal 1996, while soft goods sales declined 19.9% in fiscal 1997 compared to fiscal 1996. During fiscal 1997, the Company de-emphasized apparel in stores and at the end of fiscal 1997, the Company had completely discontinued soft goods in all Pier 1 Imports stores. Hard goods and soft goods sales contributed 95% and 5%, respectively, of total sales in fiscal 1997.

     Sales on the Company's proprietary credit card aggregated $226.2 million, or 25.5% of total U.S. store sales, for the 52-week period in fiscal 1997, an increase of 20.2% over proprietary credit card sales of $188.3 million, or 24.1% of total U.S. store sales, for the 53-week period in fiscal 1996. Proprietary credit card customers spent an average of $125 per transaction in fiscal 1997 compared to $123 per transaction in fiscal 1996, while the number of active cardholder accounts grew 10.9% over fiscal 1996. Sales on the Company's proprietary credit card were encouraged through targeted marketing promotions.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 0.4% to 40.6% in fiscal 1997 from 40.2% in fiscal 1996. Merchandise margins decreased slightly in fiscal 1997 to 53.8% compared to 54.1% in fiscal 1996, primarily due to clearance and promotional markdowns on soft goods merchandise during fiscal 1997 as the Company de-emphasized soft goods merchandise in the stores throughout the fiscal 1997 year. The decrease in soft goods merchandise margins was partially offset by an increase in hard goods merchandise margins for decorative accessories, housewares and bed and bath, coupled with approximately $2.2 million in duty refunds, including interest, paid to the Company as a result of retroactive legislation passed in August 1996. The Company continued to operate 13 Clearance Centers within North America to move older merchandise and allow more room for fresh merchandise in the stores throughout the year. Store occupancy costs, as a percentage of sales, improved 0.8% to 13.2% in fiscal 1997 from 14.0% in fiscal 1996, primarily due to the effect of higher sales leveraging relatively fixed store lease costs. In addition, store lease costs were reduced as a result of the Company's purchase of stores previously leased to the Company, thereby eliminating base and percentage rents for those stores.

     Selling, general and administrative expenses, including marketing, as a percentage of sales, decreased 0.1% to 29.0% in fiscal 1997 from 29.1% in fiscal 1996. In total dollars, selling, general and administrative expenses increased $38.9 million in fiscal 1997 compared to fiscal 1996, with $24.3 million of the increase attributable to expenses that normally grow proportionately with sales and net new stores, such as store salaries and supplies, and profit sharing bonuses. Marketing expenses, which decreased 0.2% as a percentage of sales, increased $4.6 million in fiscal 1997 as the Company continued to utilize primarily television advertising. Selling, general and administrative expenses related to international operations and ventures increased by $2.3 million. Travel and meeting expenses increased by $2.2 million. All other selling, general and administrative expenses increased by a total of $5.5 million.

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

     In April 1995, Sunbelt Nursery Group, Inc. ("Sunbelt") defaulted on 13 nursery store sublease agreements with the Company comprising $22.8 million of non-revolving store development financing, and the Company terminated the subleases. At the same time, Sunbelt defaulted on three nursery store lease agreements guaranteed by the Company; however, such defaults were subsequently cured. During the first quarter of fiscal 1996, the Company recorded a pre-tax charge of $14.0 million which represented the estimated cost to disengage from its financial support of Sunbelt. The charge reflected the Company's estimated losses resulting from the lease termination costs associated with the 13 nursery store subleases and other related costs. All 13 properties now have been sold at costs consistent with the Company's estimates to record the charge.

     The Company's effective income tax rate for fiscal 1997 was 40% compared to 64.7% in fiscal 1996. The effective rate for fiscal 1996, exclusive of the aforementioned net trading losses, would have been 41%.

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

     Fiscal 1997 net income was $44.1 million, or $.65 per share on a diluted basis, compared to fiscal 1996 net income of $10.0 million, or $.17 per share on a diluted basis. Fiscal 1997 net income before extraordinary charges and related income tax benefit was $48.2 million, or $.71 per share on a diluted basis, compared to net income before special charges in fiscal 1996 of $35.6 million, or $.56 per share on a diluted basis. Special charges in fiscal 1996 included the $16.5 million in net trading losses and the $14.0 million provision for Sunbelt defaults.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, including temporary investments, totalled $80.7 million at fiscal 1998 year-end compared to $32.3 million at fiscal 1997 year-end. Operating activities generated $106.9 million during fiscal 1998 compared to $135.1 million in fiscal 1997, a decrease of $28.2 million. This decrease in cash provided from operations is primarily due to the sale of the proprietary credit card receivables in fiscal 1997, which provided net cash proceeds of $49.6 million, offset by an increase of $27.7 million in net income (adjusted for non-cash and non-operating related items). Other sources of cash during fiscal 1998 included $12.8 million in proceeds from disposition of properties, $3.9 million of which was received in connection with the disposition of certain properties leased to Sunbelt. These cash increases were partially offset by capital expenditures of $49.9 million, purchases of the Company's stock in open market transactions of $10.2 million, cash dividend payments of $8.9 million, increased beneficial interest in securitized receivables of $6.1 million and the acquisition of a bank charter and other assets of $1.0 million. Other net cash provided by investing and financing activities aggregated $4.8 million.

     During fiscal 1998, capital expenditures of $14.0 million were required to support the opening of 54 new Pier 1 Imports stores in North America. A total of 51 stores were remodeled in fiscal 1998 at a cost of approximately $14.5 million. In fiscal 1999, the Company plans to remodel approximately 50 existing stores for $16.1 million. The Company's new store development plan for fiscal 1999 also provides for the opening of approximately 60 U.S. stores, primarily in single-store markets. Operating leases are expected to provide financing for new store land and building costs. Inventory and fixtures for the fiscal 1999 development plan are estimated to cost approximately $20.7 million, which will be funded by operations, working capital and bank lines of credit. The Company expects to close approximately 25 stores in fiscal 1999.

     The Company expects working capital requirements will continue to be provided through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank credit facilities consist of a committed $65 million competitive advance and revolving credit facility, which expires in December 1998, all of which was available at the end of fiscal 1998, other short-term (12-month) bank facilities used principally for the issuance of letters of credit aggregating $145.2 million, $75.7 million of which was available at fiscal 1998 year-end, and other long-term bank facilities of $32.2 million. At the end of fiscal 1998, the short-term bank facilities consisted of $3.9 million in committed lines of credit and $141.3 million in uncommitted lines, while the long-term facilities consisted of $25.6 million in committed lines of credit and $6.6 million in uncommitted lines. The Company expects to replace the competitive advance and revolving credit facility with a new $100 million facility under substantially similar or better terms prior to the existing facility's expiration date. Most of the Company's loan and lease guarantee agreements require the Company to maintain certain financial ratios and limit certain investments and distributions to stockholders, including cash dividends and purchases of treasury stock. At fiscal 1998 year-end, the most restrictive of these agreements limited the total of such payments to $30.0 million. The Company's current ratio was 3.3 to 1 at fiscal 1998 year-end compared to 3.0 to 1 at fiscal 1997 year-end.

     In October 1997, the Pier 1 Imports Credit Card Master Trust issued Series 1997-2 variable funding certificates which mature in October 2002.
The 1997-2 Class A Certificates provide for a maximum outstanding principal balance of $50 million that may be issued and repaid from time to time in minimum increments of $1.0 million, bear interest at either a fixed spread over LIBOR or the A-1/P-1 commercial paper rate plus program and administrative fees. As of February 28, 1998, $11.7 million was available to be drawn on the Class A Certificates. Pier 1 Funding, Inc. ("Funding"), a subsidiary of the Company, retained the 1997-2 Class B Certificates which are issued in amounts equal to 11.7% of the corresponding Class A Certificates, are non-interest bearing and are subordinated to the Class A Certificates. Funding has the right to sell in the future all or part of the Class B Certificates, which would then bear interest at a rate determined at that time. Funding may increase or decrease the amount outstanding of the Class A Certificates on any day if certain conditions are met. As of February 28, 1998, no amounts have been drawn on the Class A Certificates.

     In May 1997, the Company acquired a national bank and its assets in Omaha, Nebraska for $1.0 million. The newly named Pier 1 National Bank has been utilized by the Company to standardize the interest rates and fees charged on its proprietary credit card and to export the Nebraska interest rate to all other states where the Company makes credit card sales. As of February 28, 1998, the Company had 2.9 million cardholders, approximately 562,000 of which are considered active accounts.

     The Company has commitments from unaffiliated parties to make available up to $23.6 million for the development or acquisition of stores for lease to the Company. This facility, which is fully utilized, matures on June 15, 1998, at which time the Company expects to find alternative financing. In order to continue to finance new store land and building costs, the Company is exploring other financing opportunities currently available in the capital markets. The Company's minimum future operating lease commitments expected for fiscal 1999 aggregate $99.3 million, and the present value of total existing operating lease commitments is $413.4 million. The Company expects to fund these commitments from operating cash flow.

     During fiscal 1998, approximately $8.3 million was charged against the Company's previously established reserve to disengage from its financial support of Sunbelt. This charge reflected the Company's loss on the sale of the remaining six of 13 store properties leased to Sunbelt. As of February 28, 1998, all 13 store properties have been sold at costs consistent with the Company's previously recorded reserve. The Company continues to guarantee other Sunbelt store lease commitments through the year 2001, which aggregate $2.1 million with a present value of approximately $1.8 million at the end of fiscal 1998. Sunbelt initiated bankruptcy proceedings in March 1998. The Company believes it has accrued sufficient amounts to cover any deficiencies in Sunbelt's payments on these store lease commitments. Any cash payments to satisfy these guarantees are expected to be funded through working capital and operations.

     During fiscal 1998, the Company repurchased under a Board of Directors approved program 577,200 shares of its common stock in open market transactions for approximately $10.2 million. In addition, approximately 87,000 shares of common stock were acquired as payment for the exercise of employee stock options.

     In April 1998, the Board of Directors approved the purchase of up to three million shares of the Company's outstanding common stock. These purchases of common stock will be made from open market or private transactions from time to time depending on prevailing market conditions. As of February 28, 1998, the Company had 67.7 million shares outstanding. The Company expects to fund these purchases from operating cash flow.

     During fiscal 1998, the Company paid cash dividends aggregating $.13 per share and distributed a three for two stock split, effected in the form of a stock dividend. Subsequently, the Company declared a cash dividend of $.04 per share payable on May 20, 1998 to shareholders of record on May 6, 1998. The Company currently expects to continue to pay cash dividends in fiscal 1999 but to retain most of its future earnings for expansion of the Company's business.

     The Company's inventory purchases are made almost entirely in U.S. dollars. When purchase commitments are denominated in foreign currencies, the Company may enter into forward exchange contracts when they are available in order to manage its exposure to foreign currency exchange fluctuations.

     Management believes the funds provided from operations, coupled with the Company's cash position, available lines of credit and sales of its credit card accounts receivable to the Pier 1 Imports Credit Card Master Trust, are sufficient to meet its foreseeable cash requirements.

IMPACT OF YEAR 2000 ISSUE

     The year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing business delays and disruptions of operations. At this time, the Company is implementing plans to ensure that its systems are compliant with the requirements to process transactions in the year 2000 and thereafter. The Company's plans will utilize both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance, but it has yet to complete the process. Key financial, informational and operational systems, including those that interact with customers and suppliers of merchandise, are being assessed to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. If necessary modifications and conversions by other companies on whose systems the Company's business processes rely are not completed on time, the year 2000 issue may have an adverse effect on the Company's operations. The total cost and time which will be incurred by the Company associated with the impact of its year 2000 compliance currently has not been determined with certainty, but the Company believes that its year 2000 compliance efforts will not have a material adverse effect on its financial condition, results of operations or liquidity.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows. Effects of the adoption of these statements will primarily be limited to the form and content of the Company's disclosures.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP is effective for the Company beginning in fiscal 2000. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use that the Company currently expenses as incurred and will require expensing as incurred certain costs that the Company now capitalizes.

Item 8.   Financial Statements and Supplementary Data.

     Index to Financial Statements

          Financial Statements:
               Report of Independent Auditors
               Consolidated Statements of Operations for the Years Ended
                    February 28, 1998, March 1, 1997 and March 2, 1996
               Consolidated Balance Sheets at February 28, 1998 and
                    March 1, 1997
               Consolidated Statements of Cash Flows for the Years Ended
                    February 28, 1998, March 1, 1997 and March 2, 1996
               Consolidated Statements of Stockholders' Equity for the Years
                    Ended February 28, 1998, March 1, 1997 and March 2, 1996
               Notes to Consolidated Financial Statements

          Financial Statement Schedules:
               For the Years Ended February 28, 1998, March 1, 1997 and
                    March 2, 1996
               II - Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Pier 1 Imports, Inc.

     We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 28, 1998 and March 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 28, 1998 and March 1, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Fort Worth, Texas
April 10, 1998

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                     Year Ended
                                           ------------------------------
                                              1998       1997      1996
                                           ----------  --------  --------
Net sales                                  $1,075,405  $947,091  $810,707

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                          613,937   562,629   485,186
  Selling, general and administrative
    expenses                                  315,788   274,477   235,617
  Depreciation and amortization                23,946    19,765    17,204
                                           ----------  --------  --------
                                              953,671   856,871   738,007
                                           ----------  --------  --------

      Operating income                        121,734    90,220    72,700

Nonoperating (income) and expense:
  Interest and investment income               (1,880)   (2,713)     (935)
  Interest expense                              8,704    12,595    14,723
  Trading loss (recovery)                      (9,101)       --    16,463
  Provision for Sunbelt Nursery Group,
    Inc. defaults                                  --        --    14,000
                                           ----------  --------  --------
                                               (2,277)    9,882    44,251
                                           ----------  --------  --------
      Income before income taxes and
        extraordinary charges                 124,011    80,338    28,449

Provision for income taxes                     45,964    32,129    18,400
                                           ----------  --------  --------

      Income before extraordinary charges      78,047    48,209    10,049

Extraordinary charges from early
  retirement of debt, net of income tax
  benefit of $2,747                                --     4,122        --
                                           ----------  --------  --------

Net income                                 $   78,047  $ 44,087  $ 10,049
                                           ==========  ========  ========

Basic earnings per share:
  Before extraordinary charges                  $1.16      $.75      $.17
  Extraordinary charges, net of income
    tax benefit                                    --      (.07)       --
                                                -----      ----      ----
  Net income                                    $1.16      $.68      $.17
                                                =====      ====      ====

Diluted earnings per share:
  Before extraordinary charges                  $1.08      $.71      $.17
  Extraordinary charges, net of income
    tax benefit                                    --      (.06)       --
                                                -----      ----      ----
  Net income                                    $1.08      $.65      $.17
                                                =====      ====      ====

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands except share data)

                                                         1998      1997
                                                       --------  --------
ASSETS

Current assets:
  Cash, including temporary investments of $67,972
    and $22,188, respectively                          $ 80,729  $ 32,280
  Accounts receivable, net of allowance for doubtful
    accounts of $142 and $267, respectively              12,638     4,128
  Inventories                                           234,180   220,013
  Prepaid expenses and other current assets              74,834    66,097
                                                       --------  --------
      Total current assets                              402,381   322,518

Properties, net                                         216,330   216,836
Other assets                                             34,699    30,914
                                                       --------  --------
                                                       $653,410  $570,268
                                                       ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt  $  1,994  $  1,641
  Accounts payable and accrued liabilities              119,596   105,541
                                                       --------  --------
      Total current liabilities                         121,590   107,182

Long-term debt                                          114,881   114,454
Other non-current liabilities                            24,208    25,584

Stockholders' equity:
  Common stock, $1.00 par, 200,000,000 shares
    authorized, 67,903,000 and 45,361,000 issued,
    respectively                                         67,903    45,361
  Paid-in capital                                       166,824   166,475
  Retained earnings                                     165,345   118,721
  Cumulative currency translation adjustments            (1,108)   (1,385)
  Less--176,000 and 373,000 common shares in
    treasury, at cost, respectively                      (3,149)   (5,437)
  Less--unearned compensation                            (3,084)     (687)
                                                       --------  --------
                                                        392,731   323,048
Commitments and contingencies
                                                       --------  --------
                                                       $653,410  $570,268
                                                       ========  ========

The accompanying notes are an integral part of these financial statements.

                            Pier 1 Imports, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                     Year Ended
                                              ---------------------------
                                               1998      1997      1996
                                              -------   -------   -------
Cash flow from operating activities:
  Net income                                 $ 78,047  $ 44,087   $10,049
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization              23,946    19,765    17,204
    Deferred taxes and other                    1,281     6,422     4,509
    Investment gain                                --    (1,607)       --
    Extraordinary charges from early
      retirement of debt                           --     6,869        --
    Provision for Sunbelt Nursery Group, Inc.
      defaults                                     --        --    14,000
    Change in cash from:
      Inventories                             (13,617)    7,775   (22,198)
      Accounts receivable and other
        current assets                        (10,302)   37,596   (13,346)
      Accounts payable and accrued expenses    25,031    12,889     7,159
      Store-closing reserve                        --        --    (6,020)
      Other assets, liabilities, and
        other, net                              2,468     1,303        27
        Net cash provided by operating       --------  --------   -------
          activities                          106,854   135,099    11,384
                                             --------  --------   -------
Cash flow from investing activities:
  Capital expenditures                        (49,854)  (36,775)  (22,127)
  Proceeds from disposition of properties       8,856       841        84
  Net proceeds (cost) from disposition of
    Sunbelt Nursery Group, Inc. properties      3,905    (3,412)       --
  Acquisitions                                 (1,003)  (59,936)       --
  Beneficial interest in securitized
    receivables                                (6,106)       --        --
  Acquisition of limited partnership
    interest                                       --        --   (40,000)
  Other investments                                --     4,665    (7,600)
        Net cash used in investing            -------  --------   -------
          activities                          (44,202)  (94,617)  (69,643)
                                              -------  --------   -------
Cash flow from financing activities:
  Cash dividends                               (8,934)   (6,999)   (5,158)
  Proceeds from issuance of long-term debt         --    83,602    40,000
  Repayments of long-term debt                     --   (90,639)  (14,750)
  Net (payments) borrowings under line of
    credit agreements                              --    (1,961)    1,700
  (Payments) proceeds from (purchases) sales
    of capital stock, treasury stock, and
    other, net                                 (5,269)   (5,739)     (565)
        Net cash (used in) provided by       --------  --------   -------
          financing activities                (14,203)  (21,736)   21,227
                                             --------  --------   -------
Change in cash and cash equivalents            48,449    18,746   (37,032)
Cash and cash equivalents at beginning
  of year                                      32,280    13,534    50,566
                                             --------  --------   -------
Cash and cash equivalents at end of year     $ 80,729  $ 32,280   $13,534
                                             ========  ========   =======

The accompanying notes are an integral part of these financial statements.

                                                        Pier 1 Imports, Inc.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands except share data)
                                                                           Cumulative
                                                                            Currency                                    Total
                                            Common   Paid-in    Retained   Translation   Treasury     Unearned      Stockholders'
                                             Stock   Capital    Earnings   Adjustments     Stock    Compensation       Equity
                                            -------  --------   --------   -----------   --------   ------------   --------------
Balance February 25, 1995                   $37,826  $ 93,833   $ 94,516     ($1,195)    ($1,477)     ($1,106)        $222,397
Purchases of treasury stock                      --        --         --          --      (4,090)          --           (4,090)
Restricted stock grant and amortization           7       123         --          --          29          237              396
Exercise of stock options and other             166       682        365          --       2,993           --            4,206
Currency translation adjustments                 --        --         --         123          --           --              123
Cash dividends ($.09 per share)                  --        --     (5,158)         --          --           --           (5,158)
Stock dividend (5%)                           1,878    16,261    (18,139)         --          --           --               --
Net income                                       --        --     10,049          --          --           --           10,049
                                            -------  --------   --------     -------     -------      -------         --------
Balance March 2, 1996                        39,877   110,899     81,633      (1,072)     (2,545)        (869)         227,923
Purchases of treasury stock                      --        --         --          --      (9,520)          --           (9,520)
Restricted stock grant and amortization          --        --         --          --          --          182              182
Exercise of stock options and other              --    (1,539)        --          --       6,628           --            5,089
Currency translation adjustments                 --        --         --        (313)         --           --             (313)
Cash dividends ($.10 per share)                  --        --     (6,999)         --          --           --           (6,999)
Conversion of 6 7/8% convertible debt         5,484    57,115         --          --          --           --           62,599
Net income                                       --        --     44,087          --          --           --           44,087
                                            -------  --------   --------     -------     -------      -------         --------
Balance March 1, 1997                        45,361   166,475    118,721      (1,385)     (5,437)        (687)         323,048
Purchases of treasury stock                      --        --         --          --     (12,321)          --          (12,321)
Restricted stock grant and amortization          --       291         --          --       2,664       (2,345)             610
Exercise of stock options and other              --        51         --          --      11,945           --           11,996
Currency translation adjustments                 --        --         --         277          --           --              277
Cash dividends ($.13 per share)                  --        --     (8,934)         --          --           --           (8,934)
Three for two stock split                    22,541        --    (22,489)         --          --          (52)              --
Conversion of 5 3/4% convertible debt             1         7         --          --          --           --                8
Net income                                       --        --     78,047          --          --           --           78,047
                                            -------  --------   --------     -------     -------      -------         --------
Balance February 28, 1998                   $67,903  $166,824   $165,345     ($1,108)    ($3,149)     ($3,084)        $392,731
                                            =======  ========   ========     =======     =======      =======         ========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Organization - Pier 1 Imports, Inc. is North America's largest specialty retailer of imported decorative home furnishings, gifts and related items, with retail stores located in the United States, Canada, Puerto Rico, the United Kingdom, Mexico and Japan. Concentrations of risk with respect to sourcing the Company's inventory purchases are limited due to the large number of vendors or suppliers and their geographic dispersion around the world. The Company sources the largest amount of imported inventory from China. Management believes that alternative merchandise could be obtained from manufacturers in other countries over time.

     Basis of consolidation - The consolidated financial statements of Pier 1 Imports, Inc. and its consolidated subsidiaries (the "Company") include the accounts of all subsidiary companies except for Pier 1 Funding, Inc., which is accounted for using the equity method. See: Note 2 of the Notes to
Consolidated Financial Statements.   Beginning in fiscal 1997, the Company
consolidated the results of The Pier Retail Group Limited ("The Pier"). Material intercompany transactions and balances have been eliminated.

     Use of estimates - Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

     Fiscal periods - The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 1998 and 1997 were 52-week years; fiscal 1996 consisted of a 53-week year. Fiscal 1998 ended February 28, 1998, fiscal 1997 ended March 1, 1997 and fiscal 1996 ended March 2, 1996.

     Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The effect of foreign currency exchange rate fluctuations on cash is not material.

     Marketable securities - Trading account assets are recorded at their fair value, with unrealized gains and losses recorded as trading gains or losses in the Company's statement of operations. See: Note 12 of the Notes to Consolidated Financial Statements. Debt and equity securities available for sale are recorded at their fair value, with unrealized gains and losses accumulated and included as a separate component of stockholders' equity, net of related income tax effects. Adjustments for any impairments in the market value of equity securities available for sale (based on market conditions) that are deemed to be 'other than temporary' are included as a loss in the current year's operations.

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

     Advertising costs - All advertising costs are expensed the first time the advertising takes place. Advertising costs were $40,630,000, $36,968,000 and $32,093,000 in fiscal 1998, 1997 and 1996, respectively. The amounts of prepaid advertising at fiscal year-ends 1998 and 1997 were $1,274,000 and $762,000, respectively.

     Income taxes - Income tax expense is based on the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At February 28, 1998, such undistributed earnings aggregated $18.9 million.

     Stock-based compensation - The Company grants stock options and restricted stock for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares at the date of grant. The Company continues to account for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

     Earnings per share - Earnings per share during a period is computed by dividing net income by the weighted average number of common shares outstanding. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," in February 1997. This standard was adopted by the Company in the fourth quarter of fiscal 1998. Weighted average number of common shares outstanding have been restated for fiscal 1998, 1997 and 1996 in accordance with this standard and total 67,392,000, 64,504,000 and 59,082,000, respectively. Additionally, the computation of the weighted average shares for fiscal 1997 and 1996 gives retroactive effect to the three for two stock split, effected in the form of a stock dividend, distributed July 30, 1997. Diluted earnings per share also includes the dilutive effect of the weighted average number of outstanding stock options which total 869,000, 655,000 and 837,000 for fiscal 1998, 1997 and 1996, respectively, and the assumed conversion into common stock of all the 5 3/4% convertible subordinated notes which total 6,993,000 and 3,055,000 for fiscal 1998 and 1997, respectively, and the 6 7/8% convertible subordinated notes which total 2,915,000 and 8,236,000 for fiscal 1997 and 1996, respectively. Interest expense and amortized debt issue costs, net of tax, on the 5 3/4% convertible subordinated notes were added back to net income and aggregated $3.2 million and $1.4 million in fiscal 1998 and 1997, respectively. Interest expense and amortized debt issue costs, net of tax, on the 6 7/8% convertible subordinated notes were added back to net income and aggregated $0.9 million and $2.7 million in fiscal 1997 and 1996, respectively. See: Note 5 of the Notes to Consolidated Financial Statements.

     Impact of recently issued accounting standards - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows. Effects of the adoption of these statements will primarily be limited to the form and content of the Company's disclosures.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP is effective for the Company beginning in fiscal 2000. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use that the Company currently expenses as incurred and will require expensing as incurred certain costs that the Company now capitalizes.

Note 2 - Proprietary Credit Card Information

     The proprietary credit card receivables arise primarily under open-end revolving credit accounts issued by the Company's subsidiary, Pier 1 National Bank, to finance purchases of merchandise and services offered by the Company. These accounts have various billing and payment structures, including varying minimum payment levels. The Company has an agreement with a third party to provide certain credit card processing and related credit services, while the Company maintains control over credit policy decisions and customer service standards.

     As of fiscal 1998 year-end, the Company had approximately 2.9 million proprietary cardholders and 562,000 customer credit accounts considered active (accounts with activity in the last month of fiscal 1998). At February 28, 1998, 375,000 of these active accounts had outstanding balances that averaged $243. The Company's proprietary credit card sales accounted for 25.9% of total U.S. store sales in fiscal 1998. A summary of the Company's proprietary credit card results for each of the last three fiscal years follows (in thousands):
                                                1998      1997      1996
                                              --------  --------  --------
Costs:
         Processing fees                      $  8,739  $  7,811  $  6,932
         Write-off of capitalized costs             --     3,151        --
         Bad debts                               6,845     6,728     5,763
         Reversal of bad debt provision             --    (3,824)       --
                                              --------  --------  --------
                                                15,584    13,866    12,695
                                              --------  --------  --------
Income:
         Finance charge income, net of fees     12,338    11,476    11,245
         Insurance and other income                303       614       312
                                              --------  --------  --------
                                                12,641    12,090    11,557
                                              --------  --------  --------
           Net proprietary credit card costs  $  2,943  $  1,776  $  1,138
                                              ========  ========  ========
Preferred Card sales                          $257,518  $226,248  $188,303
                                              ========  ========  ========
Costs as a percent of Preferred Card sales       6.05%     6.13%     6.74%
                                                 =====     =====     =====
Gross Preferred Card receivables at year-end  $ 90,930  $ 87,089  $ 76,878
                                              ========  ========  ========
Owned Preferred Card receivables at year-end  $     --  $     --  $ 76,878
                                              ========  ========  ========
Preferred Card sales as a percent of total
  U.S. store sales                               25.9%     25.5%     24.1%
                                                 =====     =====     =====

     In February 1997, the Company securitized its entire portfolio of proprietary credit card receivables (the "Receivables"). The Company sold all existing Receivables to a special purpose wholly owned subsidiary, Pier 1 Funding, Inc. ("Funding"), which transferred the Receivables to the Pier 1 Imports Credit Card Master Trust (the "Master Trust"). The Master Trust may issue one or more series of beneficial interests in the Master Trust that represent undivided interests in the assets of the Master Trust consisting of the Receivables and all proceeds of the Receivables. In the initial sale of Receivables, the Company sold $84.1 million of Receivables and received $49.6 million in cash and $34.1 million in beneficial interests in the Master Trust. On a daily basis, the Company sells to Funding for transfer to the Master Trust all newly generated Receivables, except those failing certain eligibility criteria, and receives as the purchase price payments of cash (funded from the amount of undistributed principal collections from Receivables in the Master Trust) and residual interests in the Master Trust. The Company is obligated to repurchase from Funding certain Receivables related to customer credits such as merchandise returns and other receivable defects, but has no obligation to reimburse Funding, the Master Trust or purchasers of any certificates issued by the Master Trust for credit losses from the Receivables. The holder of any subordinated certificate of interest in the Master Trust, which currently is only Funding, is subject to credit losses from the Receivables before holders of senior certificates, and Funding, as holder of the residual interest in the Master Trust, is subject to credit losses allocable to the residual interest in proportion to that interest relative to all interests in the Master Trust. Funding was capitalized by the Company as a wholly owned special purpose subsidiary that is subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in the Receivables. Neither Funding nor the Master Trust is consolidated with the Company.

     As part of the initial transaction securitizing the Receivables, the Master Trust sold to third parties $50.0 million of Series 1997-1 Class A Certificates, which bear interest at 6.74% and mature in May 2002. Funding retained the $14.1 million of Series 1997-1 Class B Certificates, which are currently non-interest bearing and subordinated to the Class A Certificates, and retained the residual interest in the Master Trust. Funding has the right to sell in the future all or part of the Class B Certificates, which would then bear interest at a rate determined at that time, and to exchange a portion of its residual interest for the proceeds of a new issuance of certificates by the Master Trust. Beginning in October 2001, principal collections of Receivables allocable to Series 1997-1 Certificates will be used to amortize the outstanding balances of the Series 1997-1 Certificates and will not be available to fund the purchase of new receivables being transferred from the Company.

     In October 1997, the Master Trust issued Series 1997-2 variable funding certificates which mature in October 2002. The 1997-2 Class A Certificates provide for a maximum outstanding principal balance of $50.0 million that may be issued and repaid from time to time in minimum increments of $1.0 million, bear interest at either a fixed spread over LIBOR or the A-1/P-1 commercial paper rate plus program and administrative fees. As of February 28, 1998, $11.7 million was available to be drawn on the Class A Certificates. Funding retained the 1997-2 Class B Certificates which are issued in amounts equal to 11.7% of the corresponding Class A Certificates, are non-interest bearing and are subordinated to the Class A Certificates. Funding has the right to sell in the future all or part of the Class B Certificates, which would then bear interest at a rate determined at that time. Funding may increase or decrease the amount outstanding of the Class A Certificates on any day if certain conditions are met. As of February 28, 1998, no amounts have been drawn on the Class A Certificates.

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

Note 3 - Properties

     Properties are summarized as follows at February 28, 1998 and March 1, 1997 (in thousands):

                                                          1998      1997
                                                        --------  --------
         Land                                           $ 42,445 $  58,637
         Buildings                                        76,586    82,198
         Equipment, furniture and fixtures               129,800   108,391
         Leasehold interests and improvements            122,741   105,739
         Construction in progress                            806        50
                                                        --------  --------
                                                         372,378   355,015
         Less accumulated depreciation and
           amortization                                  156,048   138,179
                                                        --------  --------
             Properties, net                            $216,330  $216,836
                                                        ========  ========

     During fiscal 1997, the Company acquired two corporations which owned 38 Pier 1 Imports store locations, which were leased to the Company, for an aggregate purchase price of $59.9 million. The purchase price of these corporations approximated the fair market value of the land and buildings owned by these corporations at the time of purchase. The effect of owning these properties, as opposed to leasing these properties, is not expected to have a significant impact on future operations.

Note 4 - Accounts Payable and Accrued Liabilities/Other Non-current
Liabilities

     The following is a summary of accounts payable and accrued liabilities and other non-current liabilities at February 28, 1998 and March 1, 1997 (in thousands):

                                                           1998      1997
                                                        --------  --------
     Trade accounts payable                             $ 49,990  $ 41,026
     Accrued payroll and other employee-related
       liabilities                                        27,194    25,068
     Accrual for Sunbelt defaults                          2,021    10,372
     Accrued taxes, other than income                      9,430     8,742
     Gift certificates and merchandise credits
       outstanding                                        11,276     8,242
     Other                                                19,685    12,091
                                                        --------  --------
       Accounts payable and accrued liabilities         $119,596  $105,541
                                                        ========  ========

     Accrued average rent                               $ 14,511  $ 14,328
     Other                                                 9,697    11,256
                                                        --------  --------
       Other non-current liabilities                    $ 24,208  $ 25,584
                                                        ========  ========

Note 5 - Long-term Debt and Available Credit

     Long-term debt is summarized as follows (in thousands):

                                                          1998      1997
                                                        --------  --------
         Industrial revenue bonds                       $ 25,000  $ 25,000
         5 3/4% convertible subordinated notes            86,242    86,250
         Other                                             5,633     4,845
                                                        --------  --------
                                                         116,875   116,095
         Less - portion due within one year                1,994     1,641
                                                        --------  --------
                                                        $114,881  $114,454
                                                        ========  ========

     In fiscal 1987, the Company entered into industrial revenue development bond loan agreements aggregating $25 million which mature in the year 2026. Proceeds were used to construct three warehouse distribution facilities. These bonds are seven-day lower floater put bonds and interest rates float with market rates for similar tax-exempt debt issues. The Company's weighted average interest rate was 5.2% for both fiscal 1998 and 1997. Interest is payable monthly.

     In September 1996, the Company issued $86.3 million of 5 3/4% convertible subordinated notes due October 2003. The notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $12.33 per share (adjusted for the three for two stock split, effected in the form of a stock dividend, distributed July 30, 1997). The Company may redeem the notes, in whole or in part, on or after October 2, 1999. Interest on the notes is payable semiannually on April 1 and October 1 of each year.

     The Company utilized the net proceeds from the issuance of the 5 3/4% convertible subordinated notes due 2003 to retire $17.5 million of 11 1/2% subordinated debentures due 2003 and $25 million of 11% senior notes due 2001. The balance of the net proceeds was used to repay $20 million outstanding under the Company's bank revolving credit facility. In addition, the Company induced the exchange of its $12.5 million of 8 1/2% exchangeable debentures during the third quarter of fiscal 1997. The Company recorded pre-tax extraordinary charges aggregating $6.9 million during the third quarter of fiscal 1997 for the early retirement of the aforementioned debt. The after-tax extraordinary charges aggregated $4.1 million or $.06 per diluted share.

     Long-term debt matures as follows (in thousands):

         Fiscal 1999                                    $  1,994
                2000                                       1,994
                2001                                       1,645
                2002                                          --
                2003                                          --
                Thereafter                               111,242
                                                        --------
                                                        $116,875
                                                        ========

     Some of the Company's loan and lease agreements require that the Company maintain certain financial ratios and limit specific payments and equity distributions including cash dividends, loans to stockholders and purchases of treasury stock. At fiscal 1998 year-end, the most restrictive of the agreements limits the aggregate of such payments to $30.0 million.

     The Company has lines of credit which aggregate approximately $242.3 million. The lines may be used for short-term working capital requirements and/or merchandise letters of credit. At fiscal 1998 year-end, approximately $100.0 million had been utilized for letters of credit, leaving $142.3 million of available lines of credit. The weighted average interest rate on short-term working capital loans outstanding was 6.5% for fiscal 1997. The Company had no short-term working capital loans during fiscal 1998.

Note 6 - Fair Value of Financial Instruments

     As of February 28, 1998 and March 1, 1997, the fair values of the 5 3/4% convertible debentures were $193.9 million and $100.1 million, respectively, compared to the recorded values of $86.2 million and $86.3 million, respectively. The fair value of these debentures was estimated based on the quoted market values as of February 28, 1998 and March 1, 1997 for the debentures. There are no other significant assets or liabilities with a fair value different from the recorded value.

     At February 28, 1998, the Company had approximately $7.3 million of forward exchange contracts outstanding with negligible fair values and with maturities ranging from one to six months.

Note 7 - Employee Benefit Plans

     In 1986, the Company adopted a qualified, defined contribution employee retirement plan. All full- and part-time personnel who are at least 21 years old, have been employed for a minimum of 12 months and have worked 1,000 hours in the preceding twelve months are eligible to participate in the plan. Employees contributing from 1% to 5% of their compensation receive matching Company contributions of up to 3%. Company contributions to the plan were $1,573,000, $1,459,000 and $1,400,000 in fiscal 1998, 1997 and 1996, respectively.

     In addition, a non-qualified retirement savings plan is available for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan are limited under Section 401(k) of the Internal Revenue Code. The Company's expense for this non-qualified plan is immaterial for fiscal 1998, 1997 and 1996.

     The Company maintains supplemental retirement plans ("the Plans") for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. The Company recorded expenses related to the Plans of $1,185,000, $1,006,000 and $1,152,000 in fiscal 1998, 1997 and 1996, respectively.

Note 8 - Matters Concerning Stockholders' Equity

     Stock split - On July 30, 1997, the Company distributed 22,541,000 common shares pursuant to a three for two stock split, effected in the form of a 50% common stock dividend, to stockholders of record on July 16, 1997.

     Stock purchase plan - Substantially all employees and Directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each employee participant may contribute up to 10% of the eligible portions of compensation and Directors may contribute part or all of their directors' fees. The Company contributes from 10% to 100% of the participants' contributions, depending upon length of participation and date of entry into the Plan. Company contributions to the Plan were $1,037,000, $888,000 and $896,000 in fiscal years 1998, 1997 and 1996, respectively.

     Restricted stock grant plans - In fiscal 1998, 1997 and 1996, the Company issued 159,000 shares, 14,330 shares and 24,371 shares, respectively, of its common stock to key officers pursuant to a Management Restricted Stock Plan which provides for the issuance of up to 353,879 shares. The restricted stock grants will vest over a four-to-ten year period of continued employment. The cost of these restricted stock shares is being expensed over the aforementioned specified vesting period. The fair values of the restricted shares granted in fiscal 1998, 1997 and 1996 were $3,000,000, $144,000 and $165,000, respectively. Shares not vested are returned to the Plan if employment is terminated for any reason. To date, 15,956 shares have been returned to the Plan.

     In 1991, the Company issued 484,536 shares of its common stock to key officers pursuant to a Restricted Stock Grant Plan which provides for issuance of up to 729,894 shares. These shares vest and the cost is expensed over a 10-year period of continued employment. Unvested shares are returned to the Plan if employment is terminated for any reason. To date, 271,827 shares have been returned to the Plan.

     Total compensation expense for the restricted stock grant plans was $943,000, $321,000 and $260,000 for fiscal 1998, 1997 and 1996, respectively.

     Stock option plans - In June 1989, the Company adopted two stock option plans, the 1989 Employee Stock Option Plan and the 1989 Non-Employee Director Stock Option Plan. Under the employee plan, options have been granted at the fair market value of shares on the date of grant and may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as non-qualified options. Under the director plan, non-qualified options covering 4,500 shares are granted once each year to each non-employee director. The Company may grant options covering up to 3,558,305 shares of the Company's common stock under the employee plan and up to 198,634 shares under the director plan. Both plans are subject to adjustments for stock dividends and certain other changes to the Company's capitalization.

     In 1990, the 1980 Stock Option Plan expired subject to outstanding options covering 33,095 shares at fiscal year-end 1998.

     A summary of stock option transactions related to the stock option plans during the three fiscal years ended February 28, 1998 is as follows (the summary reflects the effect of the three for two stock split, effected in the form of a stock dividend distributed July 30, 1997):

                                                                Weighted                             Exercisable Shares
                                                                 Average    Weighted Average   ------------------------------
                                                                Exercise     Fair Value at     Number of     Weighted Average
                                                    Shares        Price      Date of Grant      Shares        Exercise Price
                                                    ------      --------    ----------------   ----------    ----------------
Outstanding at February 25, 1995                  1,871,765      $ 4.47                        1,031,783         $ 5.01
  Options granted (includes effect of 5%
    stock dividend)                                 690,231        6.87          $2.62
  Options exercised                                (340,194)       3.01
  Options cancelled or expired                     (109,590)       5.30
                                                  ---------
Outstanding at March 2, 1996                      2,112,212        5.13                        1,058,162           4.21
  Options granted                                 1,248,317       11.03           4.28
  Options exercised                                (473,052)       3.44
  Options cancelled or expired                      (13,080)       5.31
                                                  ---------
Outstanding at March 1, 1997                      2,874,397        7.97                          904,905           5.33
  Options granted                                   591,000       18.83           7.77
  Options exercised                                (626,277)       5.89
  Options cancelled or expired                     (179,832)       8.64
                                                  ---------
Outstanding at February 28, 1998                  2,659,288       10.82                          900,221           7.74
                                                  =========

For shares outstanding at February 28, 1998:

                                                                Weighted
                                                                 Average   Weighted Average     Shares       Weighted Average
                                                    Total       Exercise      Remaining        Currently     Exercise Price -
        Ranges of Exercise Prices                   Shares        Price    Contractual Life   Exercisable   Exercisable Shares
        -------------------------                   ------      --------   ----------------   -----------   ------------------
             $ 2.71 - $ 5.70                        528,445      $ 4.83           5.73           369,165         $ 4.76
             $ 6.02 - $11.33                      1,570,593        9.86           8.29           513,056           9.55
             $17.31 - $17.81                         41,750       17.47           9.38            18,000          17.54
             $19.25 - $23.00                        518,500       19.29           9.82

     At February 28, 1998 and March 1, 1997, outstanding options covering 900,221 and 904,905 shares were exercisable and 1,124,806 and 1,411,182 shares were available for grant, respectively.

     The Company accounts for its stock options using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 but is required to disclose the pro forma effect on net income and earnings per share as if the options were accounted for using a fair value-based method of accounting. The fair values for options issued in fiscal 1998 and fiscal 1997 have been estimated as of the date of grant using a binomial option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.76%, 6.14% and 6.10%, expected volatility factors of .3465, .3012 and .3054, expected dividend yields of 0.8% for all three years, and weighted average expected lives of six years from date of grant to date of exercise for all options. For purposes of computing pro forma net income and earnings per share, the fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The pro forma effects on net income and earnings per share are as follows (in thousands of dollars except for per share information):

                                                 1998      1997      1996
                                               -------   -------    ------

         Pro forma net income                  $76,995   $43,710    $9,940
                                               =======   =======   =======

         Pro forma basic earnings per share      $1.14      $.68      $.17
                                                 =====      ====      ====

         Pro forma diluted earnings per share    $1.07      $.65      $.17
                                                 =====      ====      ====

     Binomial option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the pro forma net income and earnings per share amounts shown above for fiscal 1998, 1997 and 1996 do not include the effect of any grants made prior to fiscal 1996.

     Share purchase rights plan - On December 9, 1994, the Board of Directors adopted a Share Purchase Rights Plan and declared a dividend of one common stock purchase right (a "Right") payable on each outstanding share of the Company's common stock on December 21, 1994, and authorized the issuance of Rights for subsequently issued shares of common stock. The Rights, which will expire on December 21, 2004, are initially not exercisable, and until becoming exercisable will trade only with the associated common stock. After the Rights become exercisable, each Right entitles the holder to purchase at a specified exercise price one share of common stock. The Rights will become exercisable after the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding common stock or (ii) 10 business days (or such later date as determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding common stock. If the Company were acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power were sold, proper provision would be made so that each Right would entitle its holder to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of common stock of the acquiring company having a market value of twice the exercise price of the Right. If any person or group were to acquire beneficial ownership of 15% or more of the Company's outstanding common stock, each Right would entitle its holder (other than such acquiring person whose Rights would become void) to purchase, upon the exercise of the Right at the then current exercise price, that number of shares of the Company's common stock having a market value on the date of such 15% acquisition of twice the exercise price of the Right. The Board of Directors may at its option, at any time after such 15% acquisition but prior to the acquisition of more than 50% of the Company's outstanding common stock, exchange all or part of the then outstanding and exercisable Rights (other than those held by such acquiring person whose Rights would become void) for common stock at an exchange rate per Right of one-half the number of shares of common stock receivable upon exercise of a Right. The Board of Directors may, at any time prior to such 15% acquisition, redeem all the Rights at a redemption price of $.01 per Right.

     Shares reserved for future issuances - As of February 28, 1998, the Company has approximately 90,760,000 shares reserved for future issuances under the stock plans, conversion of the 5 3/4% convertible subordinated notes due 2003 and the share purchase rights plan.

Note 9 - Income Taxes

     The provision for income taxes, net of income tax benefit for extraordinary charges in fiscal 1997, consists of (in thousands):

                                                 1998      1997      1996
                                               -------    ------    ------
         Federal:
           Current                             $45,603   $24,487   $18,801
           Deferred                             (5,442)     (320)   (3,864)
         State:
           Current                               5,705     4,879     3,583
           Deferred                               (699)      (40)     (446)
         Foreign:
           Current                                 797       376       326
                                               -------   -------   -------
                                               $45,964   $29,382   $18,400
                                               =======   =======   =======

     Deferred tax assets (liabilities) at February 28, 1998 and March 1, 1997 are comprised of the following (in thousands):

                                                          1998      1997
                                                         -------   -------
         Deferred tax assets:
           Capital loss carryforwards                    $ 1,248   $ 1,890
           Inventory                                       4,601     1,362
           Deferred compensation                           7,135     5,460
           Accrued average rent                            6,694     6,498
           Trading losses                                  4,014     7,609
           Losses on The Pier Retail Group Ltd.            2,759     3,103
           Self insurance reserves                         3,178       990
           Other                                           1,990       308
                                                        --------  --------
                                                          31,619    27,220
         Valuation allowance                              (6,199)   (9,794)
                                                        --------  --------
             Total deferred tax assets                    25,420    17,426
                                                        --------  --------
         Deferred tax liabilities:
           Fixed assets, net                              (5,453)   (3,600)
                                                         -------   -------
             Total deferred tax liabilities               (5,453)   (3,600)
                                                         -------   -------
           Net deferred tax assets                       $19,967   $13,826
                                                         =======   =======

     At February 28, 1998, the Company had net capital loss carryforwards of approximately $3.2 million for income tax purposes that expire in the year 2000. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets relating to trading losses and to partially offset losses of The Pier.

     The Company has settled and closed all Internal Revenue Service ("IRS") examinations of the Company's tax returns for all years through fiscal 1995. Federal income tax returns for fiscal years 1997 and 1996 are currently under examination. The Company does not anticipate adjustments, if any, arising from this examination to have a material impact on the Company's results of operations.

     The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 1998, 1997 and 1996, and income tax reported in the consolidated statement of operations is as follows (in thousands):

                                                 1998      1997      1996
                                               -------   -------   -------
         Tax at statutory federal tax rate     $43,404   $25,714   $ 9,957
         Valuation allowance                    (3,595)    1,162     7,977
         State income taxes, net of federal
           benefit                               5,580     3,300     1,280
         Work opportunity tax credit, foreign
           tax credit and R&E credit              (541)       --      (215)
         Net foreign income taxed at lower
           rates                                  (590)      (69)     (365)
         Other, net                              1,706      (725)     (234)
                                               -------   -------   -------
                                               $45,964   $29,382   $18,400
                                               =======   =======   =======

Note 10 - Commitments and Contingencies

     Leases - The Company leases certain property consisting principally of retail stores, warehouses and material handling and computer equipment under leases expiring through the year 2015. Most retail store locations are leased for initial terms of 10 to 15 years with varying renewal options and rent escalation clauses. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base.

     Capital leases, which are insignificant in fiscal 1998 and 1997, are recorded in the Company's balance sheet as assets along with the related debt obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations.

     At February 28, 1998, the Company had the following minimum lease commitments in the years indicated (in thousands):

                                             Operating
         Fiscal Year                           Leases
         -----------                         ---------
           1999                               $ 99,302
           2000                                 89,459
           2001                                 80,434
           2002                                 69,735
           2003                                 61,856
           Thereafter                          241,331
                                              --------
           Total lease commitments            $642,117
                                              ========
           Present value of total operating
             lease commitments at 10.5%       $413,395
                                              ========

     Rental expense incurred was $104,797,000, $102,409,000 and $96,693,000, including contingent rentals of $677,000, $463,000 and $784,000, based upon a percentage of sales, and net of sublease incomes totalling $1,821,000, $1,500,000 and $1,647,000, in fiscal 1998, 1997 and 1996, respectively.

     The Company has commitments from unaffiliated parties to make available up to $23.6 million for the development or acquisition of stores leased by the Company. As of February 28, 1998, the Company had utilized all of that availability. This facility was extended to June 15, 1998 at which time the Company expects to find alternative financing.

     Legal matters - In addition to the legal matters discussed in Note 12, there are various other claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these other matters is not determinable at February 28, 1998; however, the Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 11 - Supplemental Cash Flow Information

     The following is supplemental cash flow information (in thousands):

                                                 1998      1997      1996
                                               -------   -------   -------
         Cash paid during the year for:
           Interest                            $ 8,344   $10,891   $12,937
           Income taxes                         40,783    34,810    22,405

Note 12 - Trading Losses and Recoveries

     In late December 1995, the Company was made aware of losses of $19.3 million resulting from substantial trading activities in a discretionary account by a financial consultant retained to manage the Company's excess cash and short-term investments. The Company maintained a relationship with the consultant from 1986 through 1995 and provided funds under his management which at one time reached $22 million. In executing these trading transactions, the consultant may have acted outside the scope of instructions from the Company and improperly attributed transactions to the Company.
These transactions are recorded on statements the Company received from brokerage firms that executed the transactions purportedly in accordance with the consultant's instructions. Management believes that these statements represent the best evidence of the transactions available to the Company. As a result, the Company restated its financial statements for affected periods to reflect the gains and losses in the periods indicated by the brokerage firm statements. The effect on the financial statements for fiscal years ended March 2, 1996 and February 25, 1995 was to reduce net income by net trading losses of $16.5 million and $2.8 million, respectively. The Company had not recorded any tax benefit on these losses.

     On January 3, 1996, a derivative suit, entitled John P. McCarthy Profit Sharing Plan, et al. v. Clark A. Johnson et al., was filed by a stockholder on behalf of the Company in the District Court of Tarrant County, Texas against each member of the Board of Directors, two executive officers of the Company and the outside financial consultant of the Company. The complaint alleged that the Directors and executives of the Company violated their duties to the Company and its stockholders by gross mismanagement and waste of the Company's assets exceeding $34 million and that the defendants engaged in conspiracy and fraud by concealing and misrepresenting facts to the Company and its stockholders. The suit sought an award in the amount of all damages sustained by the Company. On February 12, 1996, the Company filed a related cross-claim suit against S. Jay Goldinger, the financial consultant, and his firm, Capital Insight, and a third-party claim against a commodity brokerage firm, Refco, Inc., asserting conspiracy and fraud and seeking damages sustained by the Company from the trading activities managed by Goldinger. The Company's former chief financial officer filed cross-claims against the Company seeking unpaid and post-employment benefits and damages for alleged libel and slander by the Company. The Company filed cross-claims against its former chief financial officer based on his actions related to the investments which led to the trading losses.

     In July 1997, the court approved a settlement among the Company, its Directors and officers and the commodities brokerage firm that executed the trades for S. Jay Goldinger, pursuant to which the commodities brokerage firm paid the Company $7.5 million. The commodities brokerage firm and the Company and its Directors and current officers who were parties to the suit provided mutual releases and such parties' claims against each other were dismissed. Additional settlements from other parties were approved in the fourth quarter of fiscal 1998 which provided aggregate payments to the Company of $3.5 million and provided mutual releases to all parties. Total recoveries of the previously reported trading losses aggregated $11.0 million, of which the Company has considered $1.9 million as a reimbursement of legal fees associated with the recovery of these losses. As the Company had not recorded any tax benefit on the previously reported net trading losses, no tax expense has been provided on the net trading recoveries. All litigation related to this matter has been settled.

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

     In April 1995, Sunbelt defaulted on 13 store sublease agreements with the Company comprising the $22.8 million of non-revolving store development financing, and the Company terminated the subleases. In July 1995, the Company entered into a settlement agreement with Sunbelt which required the Company to record a pre-tax charge of $14.0 million in its fiscal 1996 first quarter as its best estimate of the costs to disengage from its financial support of Sunbelt. The charge included estimated losses resulting from terminating the subleases and disposing of the properties. As of February 28, 1998, all 13 nursery store properties had been sold at costs consistent with the Company's estimates used to record the charge. However, the Company also guarantees other Sunbelt store lease commitments, through the year 2001, aggregating $2.1 million with a present value of approximately $1.8 million at fiscal 1998 year-end. In March 1998, Sunbelt initiated bankruptcy proceedings. The Company believes it has accrued sufficient amounts to cover any deficiencies in Sunbelt's payments on these store lease commitments.

Note 14 - Related Parties

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

     Since fiscal 1988, interest-bearing loans have been outstanding to certain Company officers. During fiscal 1998, certain officers repaid approximately $971,000 to the Company on these interest-bearing loans.

Note 15 - Selected Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data (in thousands except per share amounts) for the years ended February 28, 1998 and March 1, 1997 are set forth below:

                                               Three Months Ended
                                     --------------------------------------
     Fiscal 1998                     5/31/97   8/30/97   11/29/97   2/28/98
     -----------                     --------  --------  --------  --------
Net sales                            $229,243  $258,105  $262,751  $325,306

Gross profit                           99,156   106,663   115,778   139,871

Net income(1)                          12,639    22,042    16,795    26,571

Basic earnings per share(1)(2)(3)        $.19      $.33      $.25      $.39

Diluted earnings per share(1)(2)(3)      $.18      $.30      $.23      $.36


                                               Three Months Ended
                                     --------------------------------------
     Fiscal 1997                     6/01/96   8/31/96   11/30/96   3/01/97
     -----------                     --------  --------  --------  --------
Net sales                            $205,292  $231,050  $225,598  $285,151

Gross profit                           81,697    89,993    95,544   117,228

Income before extraordinary
  charges                               8,273    11,420    10,628    17,888

Extraordinary charges, net of
  income tax benefit(4)                    --        --     4,122        --

Net income                              8,273    11,420     6,506    17,888

Basic earnings per share(2)(3)(4)        $.14      $.18      $.10      $.27

Diluted earnings per share before
  extraordinary charges(2)(3)(4)         $.13      $.17      $.15      $.25
-------------------
(1) Fiscal 1998 second and fourth quarters' net income includes net trading loss recoveries of $6,355 and $2,746, respectively.
(2) Reflects the effect of the adoption of SFAS No. 128, "Earnings per Share."
(3) Reflects the effect of the three for two stock split, effected in the form of a stock dividend, distributed July 30, 1997.
(4) During the third quarter of fiscal 1997, the Company recorded pre-tax extraordinary charges aggregating $6,869 due to the early retirement of debt. The effect of the extraordinary charges in the third quarter of fiscal 1997 resulted in a reduction of diluted earnings of $.05 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                  PART III

Item 10.  Directors and Executive Officers of the Company.

     Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors - Security Ownership of Management" and "Election of Directors - Security Ownership of Certain Beneficial Holders" set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) List of consolidated financial statements, schedule and exhibits filed as part of this report.

          1.  Financial Statements

              *  Report of Independent Auditors
              * Consolidated Statements of Operations for the years ended February 28, 1998, March 1, 1997 and March 2, 1996
              *  Consolidated Balance Sheets at February 28, 1998 and March
                 1, 1997
              * Consolidated Statements of Cash Flows for the years ended February 28, 1998, March 1, 1997 and March 2, 1996
              * Consolidated Statements of Stockholders' Equity for the years ended February 28, 1998, March 1, 1997 and March 2, 1996

          2.  Financial Statement Schedules

              For the Years Ended February 28, 1998, March 1, 1997 and March 2, 1996

              *  II - Valuation and Qualifying Accounts and Reserves

              Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

          3.  Exhibits

              See Exhibit Index


    (b)   Reports on Form 8-K.

          None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 29, 1998                    PIER 1 IMPORTS, INC.

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

Signature                Title                    Date

/s/Stephen F. Mangum     Chief Financial Officer  May 29, 1998
Stephen F. Mangum        and Principal Accounting
                         Officer

/s/ Clark A. Johnson     Chairman and Chief       May 29, 1998
Clark A. Johnson         Executive Officer

/s/ Marvin J. Girouard   Director, President and  May 29, 1998
Marvin J. Girouard       Chief Operating Officer

/s/ Sally F. McKenzie    Director                 May 29, 1998
Sally F. McKenzie

/s/ James M. Hoak, Jr.   Director                 May 29, 1998
James M. Hoak, Jr.

/s/ Martin L. Berman     Director                 May 29, 1998
Martin L. Berman

/s/ Craig C. Gordon      Director                 May 29, 1998
Craig C. Gordon

                                 SCHEDULE II


             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                     Year Ended
                                          --------------------------------
                                          February 28,  March 1,  March 2,
                                              1998        1997      1996
                                          ------------  --------  --------

Balance at beginning of year                $   267     $ 3,949   $ 2,335

Additions charged to income                       1       6,728     5,763

Balances written off, net of recoveries        (126)     (5,572)   (4,149)

Reserve reversal in conjunction with
  securitization                                 --      (4,838)       --
                                            -------     -------   -------
Balance at end of year                      $   142     $   267   $ 3,949
                                            =======     =======   =======

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

4.1 Rights Agreement dated December 9, 1994, between the Company and First Interstate Bank, N.A., as rights agent, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A, Reg. No. 1-7832, filed December 20, 1994.

4.2 Indenture, dated September 18, 1996, between the Company and Wells Fargo Bank (Texas), N.A., as Trustee, relating to 5 3/4% Convertible Subordinated Notes Due 2003, incorporated herein by reference to
        Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3, Reg. No. 333-10677, filed September 11, 1996.


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

10.2* The Company's Supplemental Executive Retirement Plan effective May 1, 1986, as amended and restated as of January 1, 1996, incorporated herein by reference to Exhibit 10.2 to the Company's form 10-K for the fiscal year ended March 1, 1997.

10.3* The Company's Supplemental Retirement Plan effective September 28, 1995, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 1, 1996.

10.4* The Company's Benefit Restoration Plan as Amended and Restated effective July 1, 1995, incorporated herein by reference to Exhibit
        10.5.1 to the Company's Form 10-Q for the quarter ended May 27, 1995.

10.5* The Company's Restricted Stock Plan effective March 5, 1990, incorporated herein by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.6* The Company's Management Restricted Stock Plan, effective June 24, 1993, incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended February 25, 1995.

10.7* The Company's 1989 Employee Stock Option Plan, effective June 29, 1989, incorporated herein by reference to Exhibit 10(q) to the Company's Form 10-K for the fiscal year ended March 3, 1990; as amended by Amendment No. 1 to the 1989 Employee Stock Option Plan, incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 1, 1996.

10.8* The Company's 1989 Non-Employee Director Stock Option Plan, effective June 29, 1989, incorporated herein by reference to Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended March 3, 1990.

10.9* Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended February 29, 1992.

10.10* The Company's Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended February 26, 1994.

10.11 Agreement of Settlement dated July 31, 1995 between Pier Lease, Inc., the Company, Sunbelt Nursery Group, Inc., Wolfe Nursery, Inc. and Timothy R. Duoos, incorporated herein by reference to Exhibit
        10.15 to Sunbelt Nursery Group, Inc.'s Form 10-K/A-2 for the fiscal year ended January 31, 1995.

10.12 Revolving Credit Agreement, dated December 15, 1995, among the Company, certain of its subsidiaries, Wells Fargo Bank (Texas), N.A., Bank One, Texas, N.A., NationsBank of Texas, N.A. and Credit Lyonnais New York Branch, incorporated herein by reference to
        Exhibit 10.1 to the Company's Form 10-Q for quarter ended November 25, 1995.

10.13.1 Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended March 1, 1997.

10.13.2 Amendments Nos. 1, 2 and 3 to the Pooling and Servicing Agreement.

10.14 Form of Deferred Compensation Agreement, between the Company and senior executive officers, incorporated herein by reference to
        Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 29, 1997.

10.15* Senior Management Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 1997.

21      Roster of Subsidiaries of the Company

23      Consent of Independent Auditors

27.1    Financial Data Schedule for Twelve-Month Period Ended February 28,
        1998.

27.2 Restated Financial Data Schedules for Twelve-Month Periods Ended March 1, 1997 and March 2, 1996.

27.3 Restated Financial Data Schedules for Nine-Month Period Ended November 29, 1997, Six-Month Period Ended August 30, 1997 and Three-Month Period Ended May 31, 1997.

27.4 Restated Financial Data Schedules for Nine-Month Period Ended November 30, 1996, Six-Month Period Ended August 31, 1996 and Three-Month Period Ended June 1, 1996.

-----------------------
*Management Contracts and Compensatory Plans