Form 10-Q
period 1998-05-30
PIER 1 IMPORTS INC/DE
filed 1998-07-14
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 30, 1998

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

                               (817) 252-8000
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ].  No [   ].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Shares outstanding as of July 6, 1998
-----------------------------           -------------------------------------
Common Stock, $1.00 par value                     65,700,457

                                   PART I
                                   ------
Item 1. Financial Statements.
        ---------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                                      Three Months Ended
                                                     May 30,        May 31,
                                                      1998           1997
                                                    --------       --------
Net sales                                           $250,508       $229,243

Operating costs and expenses:
  Cost of sales (including buying and
   store occupancy)                                  140,821        130,087
  Selling, general and administrative expenses        76,290         70,938
  Depreciation and amortization                        6,996          5,415
                                                    --------       --------
                                                     224,107        206,440
                                                    --------       --------
     Operating income                                 26,401         22,803

Nonoperating (income) and expense:
  Interest income                                       (730)          (294)
  Interest expense                                     2,128          2,027
                                                    --------       --------
                                                       1,398          1,733
                                                    --------       --------
     Income before income taxes                       25,003         21,070

Provision for income taxes                             9,502          8,431
                                                    --------       --------
Net income                                          $ 15,501       $ 12,639
                                                    ========       ========
Net income per share:*
   Basic                                                $.15           $.13
                                                        ====           ====
   Diluted                                              $.14           $.12
                                                        ====           ====
Average shares outstanding during period,
  including common stock equivalents:*
   Basic                                             100,936        100,903
                                                     =======        =======
   Diluted                                           113,046        112,500
                                                     =======        =======

* Adjusted to reflect a three for two stock split effected in the form of a stock dividend declared June 25, 1998.

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                     May 30,   February 28,
                                                      1998         1998
                                                    --------   ------------
ASSETS
Current assets:
  Cash, including temporary investments of $42,795
   and $67,972, respectively                        $ 57,387       $ 80,729
  Accounts receivable, net                            10,618         12,638
  Inventories                                        240,409        234,180
  Prepaid expenses and other current assets           77,343         74,834
                                                    --------       --------
     Total current assets                            385,757        402,381

Properties, net                                      231,556        216,330
Other assets                                          35,208         34,699
                                                    --------       --------
                                                    $652,521       $653,410
                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
   debt                                             $  1,982       $  1,994
  Accounts payable and accrued liabilities           121,252        119,596
                                                    --------       --------
     Total current liabilities                       123,234        121,590
Long-term debt                                       114,856        114,881
Other non-current liabilities                         24,352         24,208

Stockholders' equity:
  Common stock, $1.00 par, 500,000,000 shares
   authorized, 67,903,000 issued                      67,903         67,903
  Paid-in capital                                    165,618        166,824
  Retained earnings                                  178,148        165,345
  Cumulative other comprehensive income               (1,315)        (1,108)
  Less - 735,000 and 176,000 common shares in
   treasury, at cost, respectively                   (17,634)        (3,149)
  Less - unearned compensation                        (2,641)        (3,084)
                                                    --------       --------
                                                     390,079        392,731
                                                    --------       --------
                                                    $652,521       $653,410
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                      Three Months Ended
                                                     May 30,        May 31,
                                                      1998           1997
                                                     -------        -------
Cash flow from operating activities:
Net income                                           $15,501        $12,639
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                       6,996          5,415
   Deferred taxes and other                              267            734
   Change in cash from:
     Inventories                                      (6,229)          (783)
     Accounts receivable and other current assets     (2,227)        (2,600)
     Accounts payable and accrued expenses              (608)        (1,205)
     Other assets, liabilities, and other, net          (303)          (954)
                                                     -------        -------
       Net cash provided by operating activities      13,397         13,246
                                                     -------        -------
Cash flow from investing activities:
  Capital expenditures                               (24,346)        (9,550)
  Proceeds from disposition of properties                503            509
  Beneficial interest in securitized receivables       2,609         (2,935)
  Acquisition of national bank charter                    --           (943)
                                                     -------        -------
     Net cash used in investing activities           (21,234)       (12,919)
                                                     -------        -------
Cash flow from financing activities:
  Cash dividends                                      (2,698)        (1,802)
  Purchases of treasury stock                        (14,742)        (1,662)
  Proceeds (payments) from sales (purchases) of
   stock options exercised, stock purchase plan
   and other, net                                      1,935          1,724
                                                     -------        -------
     Net cash used in financing activities           (15,505)        (1,740)
                                                     -------        -------
Change in cash and cash equivalents                  (23,342)        (1,413)
Cash and cash equivalents at beginning of period      80,729         32,280
                                                     -------        -------
Cash and cash equivalents at end of period           $57,387        $30,867
                                                     =======        =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 30, 1998
                                                           (In thousands)
                                                             (Unaudited)
                                                                        Cumulative
                                                                           Other                                 Total
                                            Common  Paid-in   Retained Comprehensive  Treasury   Unearned    Stockholders'
                                             Stock  Capital   Earnings     Income      Stock   Compensation      Equity
                                            ------- --------  -------- ------------- --------- ------------- -------------
Balance, February 28, 1998                  $67,903 $166,824  $165,345    ($1,108)   ($ 3,149)   ($3,084)       $392,731
                                                                                                                --------
Comprehensive income

  Net income                                                    15,501                                            15,501

  Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                  (207)                                  (207)
                                                                                                                --------
Comprehensive income                                                                                              15,294
                                                                                                                --------
Purchases of treasury stock                                                           (19,857)                   (19,857)

Restricted stock grant and amortization                                                              443             443

Stock purchase plan, exercise of stock
  options and other                                   (1,206)                           5,372                      4,166

Cash dividends, declared or paid ($.04
  per share)                                                    (2,698)                                           (2,698)
                                            ------- --------  --------    -------    --------    -------        --------
Balance, May 30, 1998                       $67,903 $165,618  $178,148    ($1,315)   ($17,634)   ($2,641)       $390,079
                                            ======= ========  ========    =======     =======      =====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 30, 1998 AND MAY 31, 1997
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 1998. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 30, 1998, and the results of operations and cash flows for the three months ended May 30, 1998 and May 31, 1997 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 30, 1998 and May 31, 1997 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the three months ended May 31, 1997 have been modified to conform with the May 30, 1998 method of presentation.

Note 1 - Net income per share

      Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible securities. To determine dilutive net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

      Net income per share for the three months ended May 30, 1998 and May 31, 1997 (adjusted for the stock split effected in the form of a stock dividend declared June 25, 1998) are calculated as follows:

                                                Three Months Ended
                                                 May 30,      May 31,
                                                  1998         1997
                                                 -------      -------
                                     (in thousands except per share amounts)

 Net income                                      $15,501      $12,639
 Assumed conversion of 5 3/4% subordinated
  notes:
    Plus interest and debt issue costs,
     net of tax                                      838          811
                                                 -------      -------
 Diluted net income                              $16,339      $13,450
                                                 =======      =======
 Average shares outstanding during period:
  Basic                                          100,936      100,903
    Plus assumed exercise of stock options         1,621        1,107
    Plus assumed conversion of 5 3/4%
     subordinated notes to common stock           10,489       10,490
                                                 -------      -------
  Diluted                                        113,046      112,500
                                                 =======      =======
Net income per share:
  Basic                                             $.15         $.13
                                                    ====         ====
  Diluted                                           $.14         $.12
                                                    ====         ====

Note 2 - Subsequent event - three for two stock split

      In June 1998, the Company announced a three for two stock split of its common shares distributable to shareholders of record on July 15, 1998. The stock split will be effected in the form of a 50% stock dividend. The new shares will be distributed on July 29, 1998. All per share amounts have been adjusted to reflect the impact of the stock split. The effect of this stock split has not been reflected in the May 30, 1998 consolidated balance sheet. Additionally, the Company announced a 12.5% effective increase in the Company's quarterly cash dividend on the post split shares. The cash dividend of $.03 will be paid August 26, 1998 to shareholders of record on August 12, 1998.

Note 3 - Adoption of new accounting standards

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This standard was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, which for the Company includes foreign currency translation adjustments. The impact of the adoption of this statement was primarily limited to the form and content of the disclosures on the Company's consolidated balance sheets and statement of stockholders' equity with no impact to the Company's financial position or net income. The May 31, 1997 first quarter financial statements have been reclassified to conform to the requirements of SFAS No. 130.

      The components of comprehensive income, net of related tax, for the first quarter of fiscal 1999 and 1998 are as follows:

                                                 Three Months Ended
                                                 May 30,      May 31,
                                                  1998         1997
                                                 -------      -------
                                                   (in thousands)

 Net income                                      $15,501      $12,639
 Foreign currency translation adjustments           (207)         (15)
                                                 -------      -------
  Comprehensive income                           $15,294      $12,624
                                                 =======      =======

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      For the first quarter of fiscal 1999, Pier 1 Imports, Inc. ("the Company") recorded net sales of $250.5 million, a 9.3% increase over the $229.2 million recorded for the same period in fiscal 1998. Same-store sales for the first quarter of fiscal 1999 increased 8.3% compared to the first quarter of fiscal 1998. The growth in same-store sales is primarily a result of the Company's expanded network television advertising campaign, which added more networks to the previous advertising schedule, and the increasing number of remodeled and remerchandised stores. Additionally, the Company initiated a new credit card program which enables customers to make lower periodic payments on big ticket purchases. This new credit card program fueled hard goods sales on furniture and decorative accessories with increases of 14.4% and 13.4%, respectively, for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Sales on the Company's proprietary credit card totaled $65.9 million for the first three months of fiscal 1999, an increase of $5.2 million, or 8.5% over the same period of fiscal 1998. The Company opened five new stores and closed six stores in North America during the first quarter of fiscal 1999. After a two year testing period, the Company decided not to proceed with the concept of mall-based stores operating under the name "The Market of Pier 1." The remaining eight test stores were closed during the first quarter of fiscal 1999 bringing the North American store count to 709 at the end of the quarter compared to 689 stores a year earlier. Stores worldwide, including North America, Puerto Rico, the United Kingdom, Mexico and Japan, totaled 754 at the fiscal 1999 first quarter-end.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 50 basis points to 43.8% for the first quarter of fiscal 1999 compared to 43.3% for the first quarter of fiscal 1998. These increases are principally the result of higher merchandise margins on certain items, particularly furniture and decorative accessories, offset partially by a slight increase in clearance and promotional markdowns. Store occupancy costs, as a percentage of sales, declined to 13.1% during the first three months of fiscal 1999 from 13.3% for the comparable period of fiscal 1998. This improvement is primarily due to leveraging relatively fixed store rental rates over a higher sales base.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, improved 40 basis points to 30.5% in the first quarter of fiscal 1999 compared to the same period a year earlier. In total dollars, expenses for the first quarter of fiscal 1999 increased $5.4 million over the first quarter of fiscal 1998. Expenses that normally grow proportionately with sales and net new stores, such as store salaries, equipment rental, supplies and marketing, grew by $5.9 million, a 60 basis point increase over the first quarter of last year as a percentage of sales. These variable expenses increased primarily due to a 40 basis point increase in marketing expenses related to the timing of the Company's national television advertising expenses coupled with the introduction of a major seasonal direct mail piece. In addition, other selling, general and administrative expenses grew in the first quarter of fiscal 1999 by $2.7 million related to non-store compensation costs, offset by a $1.9 million decrease in net proprietary credit card costs. All other selling, general and administrative expenses decreased by $1.3 million.

      Operating income increased $3.6 million, or 15.8%, to $26.4 million for the first quarter of fiscal 1999 compared to $22.8 million in the first quarter of fiscal 1998.

      During the first quarter of fiscal 1999, net interest expense declined $.3 million primarily as a result of increased interest income on higher cash balances and short-term investments.

      The Company's effective income tax rate for fiscal 1999 is estimated at 38% compared to 40% recorded in the first quarter of fiscal 1998. The decline in the estimated effective income tax rate is a result of favorable resolution of a number of federal tax issues as well as state income tax benefits resulting from certain operational initiatives.

      Net income for the first quarter of fiscal 1999 was $15.5 million or $.14 per share on a diluted basis compared to net income of $12.6 million or $.12 per share on a diluted basis for the first quarter of fiscal 1998.
These per share amounts have been adjusted to reflect the impact of the three for two stock split declared June 25, 1998. See: Note 2 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Cash, including temporary investments, decreased $23.3 million to $57.4 million at the end of the first quarter of fiscal 1999 from $80.7 million at fiscal 1998 year-end. This decrease is primarily due to capital expenditures of $24.3 million, repurchases of the Company's common stock in open market transactions of $14.7 million and cash dividend payments of $2.7 million. These cash expenditures were partially offset by cash flow from operations of $13.4 million and decreased beneficial interest in securitized receivables of $2.6 million. Other investing and financing activities provided cash of $2.4 million.

      During fiscal 1999, the Company estimates capital expenditures to be approximately $80 million, with the majority of these expenses related to the Company's store development plans for new and existing locations, including various store-related technology investments. In the first quarter of fiscal 1999, capital expenditures were $24.3 million. Capital expenditures are expected to continue to be funded by operations, working capital and bank lines of credit.

      The Company expects working capital requirements will continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank facilities consist of a committed $65 million competitive advance and revolving credit facility, which expires in December 1998, all of which was available at the end of the first quarter of fiscal 1999, other short-term (12-month) bank facilities used principally for the issuance of letters of credit totaling $146.1 million, $60.6 million of which was available at the end of the first quarter of fiscal 1999, and other long-term bank facilities of $32.1 million. At the end of the first quarter of fiscal 1999, the short-term bank facilities consisted of $4.8 million of committed lines of credit and $141.3 million of uncommitted lines, while the long-term facilities consisted of $25.6 million of committed lines of credit and $6.5 million in uncommitted lines. The Company expects to replace the competitive advance and revolving credit facility, prior to the existing facility's expiration date, with a five year $125 million facility that will have substantially similar or better terms. Additionally, Pier 1 Imports Credit Card Master Trust has issued Series 1997-2 variable funding certificates maturing October 2002 that provide for a maximum outstanding principal balance of $50 million. At the end of the first quarter of fiscal 1999, approximately $9 million was available to be drawn against the variable funding certificates, and as of May 30, 1998, no amounts had been drawn against such certificates. The Company's current ratio at the end of the first quarter of fiscal 1999 was 3.1 to 1 compared to
3.3 to 1 at the end of fiscal 1998.

      At the end of fiscal 1998, the Company had utilized commitments from an unaffiliated party to make available up to $23.6 million for the development or acquisition of store properties for lease to the Company. This facility was to expire on June 15, 1998. Prior to the expiration date, the Company arranged alternative financing by entering into lease agreements with another unaffiliated party for these store properties. The Company's minimum operating lease commitments remaining for fiscal 1998 are $74.5 million, and the present value of total existing minimum operating lease commitments is $398 million. The Company expects to fund these commitments from operating cash flow.

      The Company continues to guarantee certain nursery store leases of Wolfe Nursery, Inc. ("Wolfe"), a subsidiary of Sunbelt Nursery Group, Inc. ("Sunbelt"). These commitments totaled $2.1 million at the end of the first quarter of fiscal 1999. In April 1998, Sunbelt initiated bankruptcy proceedings and as of June 30, 1998, all of the leases were rejected by Wolfe in these proceedings. The Company believes it has accrued sufficient amounts to cover any deficiencies in payments on these store lease commitments as a result of Wolfe's defaults on these leases and its bankruptcy. Any cash payments to satisfy these guarantees are expected to be funded through working capital and operations.

      In April 1998, the Board of Directors approved the purchase of up to three million shares of the Company's outstanding common stock. During the first three months of fiscal 1999, the Company repurchased approximately 698,100 shares of its common stock in open market transactions for approximately $17.6 million, of which $14.7 million was paid in the first quarter of fiscal 1999. In addition, approximately 93,000 shares of common stock were acquired as payment for the exercise of employee stock options. As of June 30, 1998, the Company has repurchased approximately 2,189,400 shares in open market transactions for approximately $51.9 million.

      In June 1998, the Company announced a three for two stock split of its common shares distributable July 29, 1998 to shareholders of record on July 15, 1998. The stock split will be effected in the form of a 50% stock dividend. All per share amounts have been adjusted to reflect the impact of the stock split. The effect of this stock split has not been reflected in the May 30, 1998 consolidated balance sheet.

      In the first quarter of fiscal 1999, the Company paid a $.04 per share cash dividend and in June 1998 declared a cash dividend of $.03 per share, a 12.5% effective increase in the Company's quarterly cash dividend on the post split shares, payable on August 26, 1998 to shareholders of record on August 12, 1998. The Company currently expects to continue to pay cash dividends in fiscal 1999 but to retain most of its future earnings for expansion of the Company's business.

      In June 1998, Standard & Poor's ("S&P") raised the Company's corporate credit rating to an investment grade of BBB-. In addition, S&P raised the Company's convertible subordinated debt rating to BB+ from BB-. The investment grade rating should provide the Company the opportunity to obtain more favorable interest rates as well as provide an advantage in lease agreement negotiations on new stores.

Impact of Year 2000 Issues

      The Company is in the process of reviewing and addressing its computer systems with regard to the year 2000 issue. The Company has conducted an initial review of its computer systems to identify those areas both internally and externally that could be affected by the year 2000 issue and has engaged consultants to review its assessments and implementation strategies. The year 2000 project has been divided into five phases: 1) awareness, 2) assessment, 3) renovation, 4) validation and 5) implementation. The Company's systems are in various stages of these phases; some of the systems have completed the implementation phase and are running in production. The Company plans to complete the assessment phase of its year 2000 project in the second quarter of fiscal 1999. The Company's strategy also includes development of contingency plans for critical business processes in the event of a compliance failure on the part of the Company or any of its business partners.

      Additionally, the Company is in the process of communicating with service providers and suppliers of merchandise in order to assess their year 2000 readiness and the extent to which the Company may be vulnerable to any third parties' failure to remediate their own year 2000 issues. If necessary modifications and conversions by other companies on whose systems the Company's business processes rely are not completed on time, the year 2000 issue may have an adverse effect on the Company's operations. The areas of greatest risk include communications systems and elements of the merchandise supply chain, including procurement, transportation, and import activities.

      The Company plans to continue to rely primarily on internal resources in order to identify, correct or reprogram and test systems for year 2000 compliance. Costs incurred to date for year 2000 remediation have totaled approximately $1 million, the majority of which consisted of normal salaries paid to existing employees; such costs were consistent with the Company's operating budget and have not had a material effect on the results of operations in any period or on liquidity or financial position. Remaining remediation costs are not expected to exceed $3 million over the next seven quarters. Cost estimates will be further refined as the assessment phase nears completion. Contingency plans include arrangements for engaging external resources to assist in remediation efforts if necessary.
Significant utilization of such outside resources, although not expected, could cause remediation costs to increase above the Company's estimates. The Company's plan provides for internal compliance of all mission-critical systems by mid-1999.

Impact of Inflation

      Inflation has not had a significant impact on the operations of the Company.

                                   PART II
                                   -------
Item 2.  Changes in Securities.
         ---------------------

             The Company's Certificate of Incorporation was amended, effective June 29, 1998 to increase the authorized number of shares of common stock from 200,000,000 to 500,000,000.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

             The Annual Meeting of Shareholders of the Company was held June 25, 1998 for the purpose of electing six (6) Directors to hold office until the next Annual Meeting of Shareholders and to vote upon the proposed amendment to the Company's certificate of incorporation. The result of this vote follows:

                                 Director Election
                                 -----------------
         Director                         FOR          WITHHELD
         --------                         ---          --------

         Clark A. Johnson               59,465,336    106,149
         Marvin J. Girouard             59,478,807     92,678
         Martin L. Berman               59,462,781    108,704
         Craig C. Gordon                59,480,320     91,165
         James M. Hoak, Jr.             59,480,814     90,671
         Sally F. McKenzie              59,446,662    124,823


         Proposed Amendment to the Company's Certificate of Incorporation
         ----------------------------------------------------------------
           For         Against     Abstained
           ---         -------     ---------
         36,910,324   22,562,654    98,507


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

                        PIER 1 IMPORTS, INC. (Registrant)



Date: July 14, 1998     By: /s/ Marvin J. Girouard
      -------------         --------------------------------------------
                            Marvin J. Girouard, President
                            and Chief Executive Officer
                            (Principal Executive Officer)



Date: July 14, 1998     By: /s/ Stephen F. Mangum
      -------------         -------------------------------------------
                            Stephen F. Mangum, Senior Vice President
                            and Chief Financial Officer
                            (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------

3(i)            Certificate of Incorporation and Amendments thereto.

27              Financial Data Schedule for Three-Month Period ended May 30,
                1998.