Form 10-Q
period 1998-08-29
PIER 1 IMPORTS INC/DE
filed 1998-10-13
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 29, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of October 2, 1998
-----------------------------      ----------------------------------------
Common Stock, $1.00 par value                      97,266,076

                                   PART I
                                   ------
Item 1. Financial Statements.
        --------------------
                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)


                                       Three Months Ended  Six Months Ended
                                       Aug. 29,  Aug. 30, Aug. 29,  Aug. 30,
                                         1998      1997     1998      1997
                                       --------  -------- --------  --------
Net sales                              $281,489  $258,105 $531,997  $487,348

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)          163,421   151,442  304,242   281,529
  Selling, general and
   administrative expenses               82,199    73,011  158,489   143,949
  Depreciation and amortization           6,553     5,695   13,549    11,110
                                       --------  -------- --------  --------
                                        252,173   230,148  476,280   436,588
                                       --------  -------- --------  --------
     Operating income                    29,316    27,957   55,717    50,760

Nonoperating (income) and expense:
  Interest and investment income           (909)     (255)  (1,639)     (549)
  Interest expense                        2,064     2,071    4,192     4,098
  Trading loss (recovery)                    --    (6,355)      --    (6,355)
                                       --------  -------- --------  --------
                                          1,155    (4,539)   2,553    (2,806)
                                       --------  -------- --------  --------
     Income before income taxes          28,161    32,496   53,164    53,566

Provision for income taxes               10,700    10,454   20,202    18,885
                                       --------  -------- --------  --------
Net income                             $ 17,461  $ 22,042 $ 32,962  $ 34,681
                                       ========  ======== ========  ========
Net income per share:*
   Basic                                   $.18      $.22     $.33      $.34
                                       ========  ======== ========  ========
   Diluted                                 $.17      $.20     $.31      $.32
                                       ========  ======== ========  ========
Average shares outstanding during
  period:*
   Basic                                 98,314   101,188   99,164   101,095
                                       ========  ======== ========  ========
   Diluted                              110,414   112,999  111,110   112,799
                                       ========  ======== ========  ========

*Adjusted to reflect a three for two stock split effected in the form of a stock dividend distributed July 29, 1998.

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                   August 29,   February 28,
                                                      1998          1998
                                                   ----------   ------------
ASSETS

Current assets:
 Cash, including temporary investments of $19,599
   and $67,972, respectively                         $ 33,880       $ 80,729
 Accounts receivable, net                              12,797         12,638
 Inventories                                          264,519        234,180
 Prepaid expenses and other current assets             72,896         74,834
                                                     --------       --------
    Total current assets                              384,092        402,381

Properties, net                                       214,888        216,330
Other assets                                           38,892         34,699
                                                     --------       --------
                                                     $637,872       $653,410
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt $  2,931       $  1,994
 Accounts payable and accrued liabilities             122,631        119,596
                                                     --------       --------
    Total current liabilities                         125,562        121,590

Long-term debt                                        114,479        114,881
Other non-current liabilities                          26,157         24,208

Stockholders' equity:
 Common stock, $1.00 par, 500,000,000 shares
   authorized, 100,779,000 and 67,903,000 issued,
   respectively                                       100,779         67,903
 Paid-in capital                                      164,857        166,824
 Retained earnings                                    159,904        165,345
 Cumulative other comprehensive income                 (1,523)        (1,108)
 Less - 2,147,000 and 176,000 common shares in
   treasury, at cost, respectively                    (50,001)        (3,149)
 Less - unearned compensation                          (2,342)        (3,084)
                                                     --------       --------
                                                      371,674        392,731
                                                     --------       --------
                                                     $637,872       $653,410
                                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                        Six Months Ended
                                                   August 29,     August 30,
                                                      1998           1997
                                                   ----------     ----------
Cash flow from operating activities:
 Net income                                           $32,962        $34,681
 Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                       13,549         11,110
   Deferred taxes and other                            (1,581)         1,772
   Changes in cash from:
    Inventories                                       (29,849)       (20,064)
    Accounts receivable and other current assets          380         (3,745)
    Accounts payable and accrued expenses               4,302          7,623
    Other assets, liabilities and other, net            1,290           (254)
                                                      -------        -------
      Net cash provided by operating activities        21,053         31,123
                                                      -------        -------
Cash flow from investing activities:
 Capital expenditures                                 (48,369)       (24,583)
 Proceeds from disposition of properties               33,455          5,758
 Beneficial interest in securitized receivables         1,968         (7,881)
 Acquisition of national bank charter                      --         (1,003)
                                                      -------        -------
      Net cash used in investing activities           (12,946)       (27,709)
                                                      -------        -------
Cash flow from financing activities:
 Cash dividends                                        (5,680)        (4,192)
 Repayments of long-term debt                            (350)            --
 Purchases of treasury stock                          (51,909)        (3,366)
 Proceeds from stock options exercised, stock
   purchase plan and other, net                         2,983          1,651
                                                      -------        -------
      Net cash used in financing activities           (54,956)        (5,907)
                                                      -------        -------
Change in cash and cash equivalents                   (46,849)        (2,493)
Cash and cash equivalents at beginning of period       80,729         32,280
                                                      -------        -------
Cash and cash equivalents at end of period            $33,880        $29,787
                                                      =======        =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 29, 1998
                                                           (In thousands)
                                                             (Unaudited)
                                                                               Cumulative
                                                                                  Other                                 Total
                                                  Common   Paid-in  Retained  Comprehensive Treasury   Unearned     Stockholders'
                                                  Stock    Capital  Earnings      Income     Stock   Compensation       Equity
                                                 --------  -------- --------  ---------------------- -------------  -------------
Balance, February 28, 1998                       $ 67,903  $166,824 $165,345     ($1,108)  ($ 3,149)    ($3,084)       $392,731
                                                                                                                       --------
Comprehensive income

  Net income                                                          32,962                                             32,962

  Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                         (415)                                  (415)
                                                                                                                       --------
Comprehensive income                                                                                                     32,547
                                                                                                                       --------
Purchases of treasury stock                                                                 (51,909)                    (51,909)

Restricted stock grant and amortization                                                                     885             885

Stock purchase plan, exercise of stock
  options and other                                          (2,082)                          5,057                       2,975

Cash dividends, declared or paid ($.06
  per share)                                                          (5,680)                                            (5,680)

Three for two stock split                          32,866            (32,723)                              (143)             --

Conversion of 5 3/4% convertible debt                  10       115                                                         125
                                                  -------  -------- --------     -------   --------     -------        --------
Balance, August 29, 1998                         $100,779  $164,857 $159,904     ($1,523)  ($50,001)    ($2,342)       $371,674
                                                  =======  ======== ========     =======    =======       =====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND SIX MONTHS ENDED AUGUST 29, 1998
                             AND AUGUST 30, 1997
                                 (Unaudited)

    The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 1998. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 29, 1998, and the results of operations and cash flows for the three and six months ended August 29, 1998 and August 30, 1997 have been made and consist only of normal recurring adjustments, except for the net trading loss recovery recorded for the three and six months ended August 30, 1997. The results of operations for the three and six months ended August 29, 1998 and August 30, 1997 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the six months ended August 30, 1997 have been modified to conform with the August 29, 1998 method of presentation.

Note 1 - Net income per share

    Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible securities. To determine diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

    Net income per share for the three and six months ended August 29, 1998 and August 30, 1997 are calculated as follows:

                                       Three Months Ended  Six Months Ended
                                       Aug. 29,  Aug. 30, Aug. 29,  Aug. 30,
                                         1998      1997     1998      1997
                                       --------  -------- --------  --------
                                      (in thousands except per share amounts)

Net income                              $17,461   $22,042  $32,962   $34,681
Assumed conversion of 5 3/4%
  subordinated notes:
   Plus interest and debt issue
     costs, net of tax                      838       812    1,676     1,623
                                        -------   -------  -------   -------
Diluted net income                      $18,299   $22,854  $34,638   $36,304
                                        =======   =======  =======   =======
Average shares outstanding during period:
   Basic                                 98,314   101,188   99,164   101,095
     Plus assumed exercise of stock
       options                            1,621     1,321    1,467     1,214
     Plus assumed conversion of 5 3/4%
       subordinated notes to common
       stock                             10,479    10,490   10,479    10,490
                                        -------   -------  -------   -------
   Diluted                              110,414   112,999  111,110   112,799
                                        =======   =======  =======   =======
Net income per share:
   Basic                                   $.18      $.22     $.33      $.34
                                           ====      ====     ====      ====
   Diluted                                 $.17      $.20     $.31      $.32
                                           ====      ====     ====      ====

Note 2 - Impact of new accounting standards

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

    The components of comprehensive income, net of related tax, for the three and six months ended August 29, 1998 and August 30, 1997 are as follows:

                                       Three Months Ended  Six Months Ended
                                       Aug. 29,  Aug. 30, Aug. 29,  Aug. 30,
                                         1998      1997     1998      1997
                                       --------  -------- --------  --------
                                                  (in thousands)

Net income                              $17,461   $22,042  $32,962   $34,681
Foreign currency translation
 adjustments                               (208)     (248)    (415)     (263)
                                        -------   -------  -------   -------
  Comprehensive income                  $17,253   $21,794  $32,547   $34,418
                                        =======   =======  =======   =======

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an enterprise to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. All derivatives that qualify as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company is analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated balance sheets or statements of operations, stockholders' equity and cash flows.

Note 3 - Three for two stock split

    On July 29, 1998, the Company distributed 32,866,000 common shares pursuant to a three for two stock split, effected in the form of a 50% common stock dividend, to stockholders of record on July 15, 1998. All per share amounts have been adjusted to reflect the impact of the three for two stock split.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Pier 1 Imports, Inc. ("the Company") recorded net sales of $281.5 million and $532.0 million for the second quarter and first six months of fiscal 1999, respectively, increases of 9% over both the second quarter and first six months of fiscal 1998. Same-store sales for the second quarter and first six months of fiscal 1999 both grew 7% compared to the same periods in fiscal 1998. The continued growth in same-store sales is primarily due to the Company's expanded network television advertising campaign, which has added more networks to the previous advertising schedule, and the increasing number of remodeled and remerchandised stores. The Company has completed the remodeling of 27 stores in the first six months of fiscal 1999 and expects to remodel an additional 18 stores in the last six months of fiscal 1999. Hard goods sales of furniture and bed and bath items fueled sales in the second quarter of fiscal 1999 with increases of 13.6% and 16.0%, respectively, compared to the second quarter of fiscal 1998. Sales on the Company's proprietary credit card totaled $140.8 million, or 28.4% of total U.S. stores sales, during the first six months of fiscal 1999, an increase of $9.4 million, or 7.1% over proprietary credit card sales of $131.4 million for the same period of fiscal 1998. Continued growth in the Company's proprietary credit card sales is primarily a result of targeted marketing promotions, including programs that enable customers to make lower periodic payments on big ticket purchases. The Company opened 19 new stores and closed four stores in North America during the second quarter of fiscal 1999, bringing the North American store count to 724 at the end of the second quarter of fiscal 1999 compared to 698 stores a year earlier. Stores worldwide, including North America, Puerto Rico, the United Kingdom, Mexico and Japan, totaled 773 at the fiscal 1999 second quarter-end.

    Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 60 basis points to 41.9% for the second quarter of fiscal 1999 and increased 60 basis points to 42.8% for the first six months of fiscal 1999 compared to the same periods in fiscal 1998. Merchandise margins, as a percentage of sales, decreased 30 basis points to 53.6% in the second quarter of fiscal 1999 primarily as a result of increased clearance and promotional markdowns on seasonal merchandise. Seasonal items were cleared from stores in order to accommodate fall merchandise scheduled for early shipment to guard against potential delays that might result from shortages of shipping containers from Asia. Merchandise margins for the first six months of fiscal 1999 remained flat at 55.1%. Store occupancy costs, as a percentage of sales, improved 90 basis points to 11.6% for the second quarter of fiscal 1999 and improved 60 basis points to 12.3% for the first six months of fiscal 1999 versus comparable periods of fiscal 1998. These decreases are primarily due to a non-recurring gain realized on the relinquishment of a real estate option and due to leveraging of relatively fixed rental rates on store leases over a higher sales base.

    Selling, general and administrative expenses, including marketing, as a percentage of sales, increased 90 basis points to 29.2% in the second quarter of fiscal 1999 and increased 30 basis points to 29.8% for the first six months of fiscal 1999 compared to the same periods a year earlier. In total dollars, selling, general and administrative expenses increased $9.2 million for the second quarter of fiscal 1999 and increased $14.5 million for the first six months of fiscal 1999 versus the comparable periods of fiscal 1998. Of the $9.2 million increase in these expenses for the second quarter of fiscal 1999, $5.0 million was attributable to expenses that normally grow proportionately with sales and net new stores, such as store salaries, equipment rental, supplies and marketing. These variable expenses remained constant as a percentage of sales compared to the second quarter of fiscal 1998. The remaining $4.2 million increase was primarily a result of increased non-store compensation costs.

    Operating income increased $1.3 million, or 4.9%, to $29.3 million during the second quarter of fiscal 1999 from $28.0 million in the second quarter of fiscal 1998. For the first six months of fiscal 1999, operating income increased $4.9 million, or 9.8%, to $55.7 million compared to $50.8 million for the same period a year ago.

    Net interest expense decreased $0.7 million during the second quarter of fiscal 1999 and $1.0 million during the first six months of fiscal 1999 versus the same periods of fiscal 1998. These decreases are primarily a result of increased interest income on higher cash balances and short-term investments.

    In the second quarter of fiscal 1998, the Company received a $7.5 million partial recovery of the December 1995 trading loss. Of this settlement, $1.1 million was considered a recovery of fiscal 1998 legal fees, resulting in a net recovery of trading losses of $6.4 million. The Company did not record any income tax benefit on the previously reported net trading loss and thus no income tax expense was provided for the net trading recovery.

    The Company's effective income tax rate for fiscal 1999 is estimated at 38% compared to 40% recorded in the first six months of fiscal 1998, exclusive of the aforementioned net trading loss recovery. The decline in the estimated effective income tax rate is a result of favorable resolution of a number of federal tax issues as well as reduced state income taxes resulting from certain operational initiatives.

    Net income for the second quarter of fiscal 1999 was $17.5 million, or $.17 per share on a diluted basis, compared to net income before a special credit of $15.7 million, or $.15 per share on a diluted basis, for the second quarter of fiscal 1998. Net income for the first six months of fiscal 1999 was $33.0 million, or $.31 per share on a diluted basis, compared to net income before the special credit of $28.3 million, or $.27 per share on a diluted basis, for the first six months of fiscal 1998. The special credit for the second quarter and first six months of fiscal 1998 consists of the net trading loss recovery of $6.4 million, or $.05 per share on a diluted basis.


Liquidity and Capital Resources

    Cash, including temporary investments, decreased $46.8 million to $33.9 million at the end of the second quarter of fiscal 1999 from $80.7 million at fiscal 1998 year-end. This decrease is primarily due to repurchases of the Company's common stock in open market transactions of $51.9 million, capital expenditures of $48.4 million and cash dividend payments of $5.7 million. These cash expenditures were partially offset by cash flow from operations of $21.1 million, proceeds from disposition of properties of $33.5 million and decreased beneficial interest in securitized receivables of $2.0 million. Other financing activities provided cash of $2.6 million. Cash flow from operations declined $10.1 million during the first six months of fiscal 1999 over the same period of fiscal 1998 largely due to a $9.8 million greater increase in inventories for the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

    The Company expects working capital requirements will continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank facilities consist of a committed $65 million competitive advance and revolving credit facility, which expires in December 1998, all of which was available at the end of the second quarter of fiscal 1999, and other short-term (12-month) bank facilities used principally for the issuance of letters of credit totaling $149.5 million, $98.1 million of which was available at the end of the second quarter of fiscal 1999. The Company expects to replace the competitive advance and revolving credit facility, prior to the existing facility's expiration date, with a five-year $125 million facility that will have substantially similar or better terms. The Company's current ratio at the end of the second quarter of fiscal 1999 was 3.1 to 1 compared to 3.3 to 1 at the end of fiscal 1998. The Company's minimum operating lease commitments remaining for fiscal 1999 are $53.3 million, and the present value of total existing minimum operating lease commitments is $451.1 million. The Company expects to fund these commitments from operating cash flow.

    The Company had previously leased 21 store properties under operating leases expiring June 15, 1998 from an unaffiliated third party (the "Lessor"). Prior to the lease expiration date, the Lessor sold 14 of the properties to another unaffiliated third party and seven of the properties to the Company. The Company recognized a gain of $2.7 million due to the relinquishment of options covering the 14 store properties and paid $6.7 million for the seven stores acquired.

    The Company continues to guarantee certain nursery store leases of Wolfe Nursery, Inc. ("Wolfe"), a subsidiary of Sunbelt Nursery Group, Inc ("Sunbelt"). In April 1998, Sunbelt initiated bankruptcy proceedings and all of the leases were rejected by Wolfe in these proceedings. During the second quarter of fiscal 1999, the Company settled some of the nursery store lease guarantees within previously established accrued amounts. The remaining lease guarantees totaled $1.2 million at the end of the second quarter of fiscal 1999. The Company believes it has accrued sufficient amounts to cover its obligations under the remaining store lease guarantees. Any cash payments to satisfy these guarantees are expected to be funded through working capital and operations.

    In April 1998, the Board of Directors approved the purchase of up to 4.5 million ("split-adjusted") shares of the Company's outstanding common stock. These purchases were completed as of September 23, 1998. In September 1998, the Board of Directors authorized the purchase of up to an additional five million shares. Additional purchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions and the Company's available cash.

    During the first six months of fiscal 1999, the Company repurchased 3,284,100 ("split-adjusted") shares of its common stock in open market transactions for $51.9 million at an average split-adjusted price of $15.80 per share. In addition, approximately 148,600 ("split-adjusted") shares of common stock were acquired as payment for the exercise of employee stock options. As of September 30, 1998, the Company has repurchased during fiscal 1999 4,739,200 ("split-adjusted") shares in open market transactions for $65.8 million at an average split-adjusted price of $13.88.

    In the first six months of fiscal 1999, the Company paid cash dividends aggregating $.06 per share (adjusted for the three for two stock split distributed July 29, 1998) and has subsequently declared a cash dividend of $.03 per share payable on November 24, 1998 to shareholders of record on November 10, 1998. The Company currently expects to continue to pay cash dividends in fiscal 1999 but to retain most of its future earnings for expansion of the Company's business.


Impact of Year 2000 Issues

    The Company has a comprehensive plan to address the risks associated with the Year 2000 issue, which arises when computers or embedded computer chips are unable to distinguish the proper century associated with a two-digit year in a date. The Company's Year 2000 project has been divided into five phases: 1) awareness, 2) assessment, 3) renovation, 4) validation and
5) implementation. The awareness phase is complete, and assessment of the Company's internal hardware and software is essentially complete. The Company's systems are in various stages of the remaining three phases; some of the systems have completed the implementation phase and are running in production but will be included in further testing efforts.

    Assessment of the risks associated with vendors and third party service providers' failure to remediate their own Year 2000 issues is in progress and will continue throughout the duration of the project. If the Company's internal systems are not remediated properly or if necessary modifications and conversions by other companies on whose systems some of the Company's business processes rely are not completed on time, the Year 2000 issue could have an adverse effect on the Company's operations. The areas of greatest risk include communications systems and elements of the merchandise supply chain, including procurement, transportation and import activities. The Company's strategy includes development of contingency plans for critical business processes in the event of a compliance failure on the part of the Company or any of its business partners.

    The Company intends to continue to rely primarily on internal resources for renovation and validation of its computer systems, with support from consultants and contractors. Costs incurred since 1995 for Year 2000 assessment and remediation have totaled approximately $1 million, the majority of which consisted of normal salaries paid to existing employees; such costs were consistent with the Company's operating budgets and have not had a material effect on the results of operations in any period, on liquidity or financial position, or on other technology projects. The Company also accelerated approximately $10 million in planned capital purchases as a result of Year 2000 issues. Remaining remediation costs are not expected to exceed $6 million over the next six quarters, approximately 35% of which represents ongoing budgeted salaries paid to existing employees. Significant utilization of outside resources beyond what is included in the Company's project plan, although not expected, could cause remediation costs to increase above these estimates. The Company's plan provides for internal compliance of all significant systems by mid-1999.

    The Company expects to fund all expenditures related to its Year 2000 readiness initiatives through cash flow from operations. Such expenditures are not expected to have an adverse effect on other operating or investment plans.

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

                            PIER 1 IMPORTS, INC. (Registrant)



Date: October 13, 1998      By: /s/ Marvin J. Girouard
      ----------------          ----------------------------------------
                                Marvin J. Girouard, President
                                and Chief Executive Officer
                                (Principal Executive Officer)



Date: October 13, 1998      By: /s/ Stephen F. Mangum
      ----------------          ----------------------------------------
                                Stephen F. Mangum, Senior Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------
27          Financial Data Schedule for Six-Month Period Ended August 29,
            1998