Form 10-Q
period 1998-11-28
PIER 1 IMPORTS INC/DE
filed 1999-01-12
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 28, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of January 4, 1999
-----------------------------      ----------------------------------------
Common Stock, $1.00 par value                     97,333,322

                                   PART I
                                   ------
Item 1.  Financial Statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                       Nov. 28, Nov. 29,   Nov. 28, Nov. 29,
                                         1998     1997       1998     1997
                                       -------- --------   -------- --------
Net sales                              $274,618 $262,751   $806,615 $750,099

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)          150,524  146,973    454,766  428,502
  Selling, general and
   administrative expenses               82,995   79,430    241,484  223,379
  Depreciation and amortization           8,611    6,226     22,160   17,336
                                       -------- --------   -------- --------
                                        242,130  232,629    718,410  669,217
                                       -------- --------   -------- --------
     Operating income                    32,488   30,122     88,205   80,882

Nonoperating (income) and expense:
  Interest and investment income           (248)    (267)    (1,887)    (816)
  Interest expense                        1,924    2,402      6,116    6,500
  Trading loss (recovery)                    --       --         --   (6,355)
                                       -------- --------   -------- --------
                                          1,676    2,135      4,229     (671)
                                       -------- --------   -------- --------
   Income before income taxes            30,812   27,987     83,976   81,553

Provision for income taxes               11,715   11,192     31,917   30,077
                                       -------- --------   -------- --------
Net income                             $ 19,097 $ 16,795   $ 52,059 $ 51,476
                                       ======== ========   ======== ========
Net income per share:*
  Basic                                    $.20     $.17       $.53     $.51
                                       ======== ========   ======== ========
  Diluted                                  $.19     $.16       $.50     $.48
                                       ======== ========   ======== ========
Average shares outstanding during
  period:*
   Basic                                 97,021  101,080     98,450  101,090
                                       ======== ========   ======== ========
   Diluted                              107,050  112,864    109,760  112,821
                                       ======== ========   ======== ========


*Adjusted to reflect the three for two stock split effected in the form of a stock dividend distributed July 29, 1998.

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)


                                                  November 28,  February 28,
                                                      1998          1998
                                                  ------------  ------------
ASSETS
Current assets:
   Cash, including temporary investments of $11,516
     and $67,972, respectively                      $ 28,458      $ 80,729
   Accounts receivable, net                           16,475        12,638
   Inventories                                       278,263       234,180
   Prepaid expenses and other current assets          70,488        74,834
                                                    --------      --------
       Total current assets                          393,684       402,381

Properties, net                                      221,415       216,330
Other assets                                          38,426        34,699
                                                    --------      --------
                                                    $653,525      $653,410
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term
     debt                                           $  2,004      $  1,994
   Accounts payable and accrued liabilities          123,756       119,596
                                                    --------      --------
       Total current liabilities                     125,760       121,590

Long-term debt                                       125,111       114,881
Other non-current liabilities                         27,019        24,208

Stockholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
     authorized, 100,779,000 and 67,903,000 issued,
     respectively                                    100,779        67,903
   Paid-in capital                                   163,157       166,824
   Retained earnings                                 176,082       165,345
   Cumulative other comprehensive income              (1,564)       (1,108)
   Less - 3,442,000 and 176,000 common shares in
     treasury, at cost, respectively                 (60,922)       (3,149)
   Less - unearned compensation                       (1,897)       (3,084)
                                                    --------      --------
                                                     375,635       392,731
                                                    --------      --------
                                                    $653,525      $653,410
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                      Nine Months Ended
                                                  November 28,  November 29,
                                                      1998          1997
                                                  ------------  ------------
Cash flow from operating activities:
   Net income                                        $52,059       $51,476
   Adjustments to reconcile to net cash provided by
     operating activities:
     Depreciation and amortization                    22,160        17,336
     Deferred taxes and other                             62         2,503
     Changes in cash from:
       Inventories                                   (43,593)      (29,031)
       Accounts receivable and other current assets   (3,857)       (5,308)
       Accounts payable and accrued expenses           6,290        16,243
       Other assets, liabilities and other, net        1,152          (219)
                                                     -------       -------
         Net cash provided by operating activities    34,273        53,000
                                                     -------       -------
Cash flow from investing activities:
   Capital expenditures                              (67,948)      (38,715)
   Proceeds from disposition of properties            36,367         9,953
   Beneficial interest in securitized receivables      5,072        (7,592)
   Acquisition of national bank charter                   --        (1,003)
                                                     -------       -------
         Net cash used in investing activities       (26,509)      (37,357)
                                                     -------       -------
Cash flow from financing activities:
   Cash dividends                                     (8,599)       (6,556)
   Net borrowings under long-term line of credit
     agreements                                       29,000            --
   Repayments of long-term debt                      (18,665)           --
   Purchases of treasury stock                       (65,777)       (6,420)
   Proceeds from stock options exercised, stock
     purchase plan and other, net                      4,006         2,860
                                                     -------       -------
         Net cash used in financing activities       (60,035)      (10,116)
                                                     -------       -------
Change in cash and cash equivalents                  (52,271)        5,527
                                                     -------       -------
Cash and cash equivalents at beginning of period      80,729        32,280
                                                     -------       -------
Cash and cash equivalents at end of period           $28,458       $37,807
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 28, 1998
                                                           (In thousands)
                                                             (Unaudited)
                                                                        Cumulative
                                                                           Other                                 Total
                                            Common  Paid-in   Retained Comprehensive  Treasury   Unearned    Stockholders'
                                             Stock  Capital   Earnings     Income      Stock   Compensation      Equity
                                            ------- --------  -------- ------------- --------- ------------- -------------
Balance, February 28, 1998                 $ 67,903 $166,824  $165,345    ($1,108)   ($ 3,149)   ($3,084)       $392,731
                                                                                                                --------
Comprehensive income

 Net income                                                     52,059                                            52,059

 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                   (456)                                  (456)
                                                                                                                --------
Comprehensive income                                                                                              51,603
                                                                                                                --------
Purchases of treasury stock                                                           (65,777)                   (65,777)

Restricted stock grant and amortization                                                            1,330           1,330

Stock purchase plan, exercise of stock
 options and other                                    (3,782)                           8,004                      4,222

Cash dividends, declared or paid ($.09
 per share)                                                     (8,599)                                           (8,599)

Three for two stock split                    32,866            (32,723)                             (143)             --

Conversion of 5 3/4% convertible debt            10      115                                                         125
                                           -------- --------  --------    -------    --------    -------        --------
Balance, November 28, 1998                 $100,779 $163,157  $176,082    ($1,564)   ($60,922)   ($1,897)       $375,635
                                           ======== ========  ========    =======    ========    =======        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 28, 1998
                            AND NOVEMBER 29, 1997
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 1998. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 28, 1998, and the results of operations and cash flows for the three and nine months ended November 28, 1998 and November 29, 1997 have been made and consist only of normal recurring adjustments, except for the net trading loss recovery recorded for the nine months ended November 29, 1997. The results of operations for the three and nine months ended November 28, 1998 and November 29, 1997 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the consolidated statement of cash flows for the nine months ended November 29, 1997 have been modified to conform with the November 28, 1998 method of presentation.

Note 1 - Net income per share

     Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible securities. To determine diluted net income, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

     Net income per share for the three and nine months ended November 28, 1998 and November 29, 1997 are calculated as follows:

                                       Three Months Ended  Nine Months Ended
                                        Nov. 28, Nov. 29,  Nov. 28, Nov. 29,
                                          1998     1997      1998     1997
                                        -------- --------  -------- --------
                                      (in thousands except per share amounts)

Net income                                $19,097  $16,795  $52,059  $51,476
Assumed conversion of 5 3/4%
 subordinated notes:
   Plus interest and debt issue
     costs, net of tax                        748      811    2,424    2,434
                                          -------  -------  -------  -------
Diluted net income                        $19,845  $17,606  $54,483  $53,910
                                          =======  =======  =======  =======
Average shares outstanding during period:
 Basic                                     97,021  101,080   98,450  101,090
   Plus assumed exercise of stock
     options                                  669    1,295    1,201    1,241
   Plus assumed conversion of 5 3/4%
     subordinated notes to common stock     9,360   10,489   10,109   10,490
                                          -------  -------  -------  -------
 Diluted                                  107,050  112,864  109,760  112,821
                                          =======  =======  =======  =======
Net income per share:
 Basic                                       $.20     $.17     $.53     $.51
                                             ====     ====     ====     ====
 Diluted                                     $.19     $.16     $.50     $.48
                                             ====     ====     ====     ====

Note 2 - Impact of new accounting standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 130, "Reporting Comprehensive Income." This standard was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, which for the Company includes foreign currency translation adjustments. The impact of the adoption of this statement was primarily limited to the form and content of the disclosures on the Company's consolidated balance sheets and statement of stockholders' equity with no impact to the Company's financial position or net income.

     The components of comprehensive income, net of related tax, for the three and nine months ended November 28, 1998 and November 29, 1997 are as follows:

                                       Three Months Ended  Nine Months Ended
                                        Nov. 28, Nov. 29,  Nov. 28, Nov. 29,
                                          1998     1997      1998     1997
                                        -------- --------  -------- --------
                                                   (in thousands)

Net income                               $19,097  $16,795   $52,059  $51,476
Foreign currency translation adjustments     (41)    (291)     (456)    (554)
                                         -------  -------   -------  -------
 Comprehensive income                    $19,056  $16,504   $51,603  $50,922
                                         =======  =======   =======  =======

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company is analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated balance sheets or statements of operations, stockholders' equity and cash flows.

Note 3 - Three for two stock split

     On July 29, 1998, the Company distributed 32,866,000 common shares pursuant to a three for two stock split, effected in the form of a 50% common stock dividend, to stockholders of record on July 15, 1998. All per share amounts have been adjusted to reflect the impact of the three for two stock split.

Note 4 - Repurchase of long-term debt

     In October 1998, the Company repurchased and retired $18.3 million principal amount of its 5 3/4% convertible subordinated notes due 2003 for $18.3 million in cash. These repurchases were made by the Company in open market transactions at an average price of 99.8% of par. The Company utilized long-term borrowings on its revolving credit facility to repurchase the outstanding debt.

Note 5 - New credit facility

     In November 1998 the Company replaced its three-year $65 million competitive advance and revolving credit facility with a five-year $125 million credit facility. The new agreement contains substantially similar terms as the previous agreement and has certain restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net cash flow, fixed charge coverage, and current ratio), minimum tangible net worth and a limitation on certain investments.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Pier 1 Imports, Inc. ("the Company") recorded net sales of $274.6 million and $806.6 million for the third quarter and first nine months of fiscal 1999, respectively, resulting in increases of 5% and 8% over the third quarter and first nine months of fiscal 1998, respectively. Same-store sales for the third quarter and first nine months of fiscal 1999 grew 3% and 5%, respectively, over the same periods in fiscal 1998. These increases are primarily due to the Company's expanded network television advertising campaign and the continued growth in the number of remodeled and remerchandised stores. The Company completed the remodeling of 32 stores in the first nine months of fiscal 1999 and expects to remodel an additional 10 stores in the last quarter of fiscal 1999. Sales on the Company's proprietary credit card totaled $210.6 million, or 28% of total U.S. stores sales, during the first nine months of fiscal 1999, an increase of $15.7 million, or 8% over proprietary credit card sales of $194.9 million for the same period of fiscal 1998. The increase in the Company's proprietary credit card sales is primarily a result of targeted marketing promotions. The Company opened 32 new stores and closed five stores in North America during the third quarter of fiscal 1999, bringing the North American store count to 751 at the end of the third quarter of fiscal 1999 compared to 713 stores at the end of the fiscal 1998 third quarter. Stores worldwide, including North America, Puerto Rico, the United Kingdom, Mexico and Japan, totaled 806 at the end of the fiscal 1999 third quarter.

    Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 110 basis points to 45.2% for the third quarter of fiscal 1999 and increased 70 basis points to 43.6% for the first nine months of fiscal 1999 compared to the same periods in fiscal 1998. In the third quarter of fiscal 1999, merchandise margins, as a percentage of sales, improved 220 basis points to 58.4% compared to the same period last year. This improvement is primarily due to an increase in the initial markup of merchandise sold. As clearance and promotional markdowns were used in the first half of the fiscal year to facilitate the sales of certain seasonal merchandise, merchandise margins improved only 70 basis points to 56.2% for the first nine months of fiscal 1999 compared to a year earlier. Store occupancy costs, as a percentage of sales, increased 110 basis points to 13.2% for the third quarter of fiscal 1999 from 12.1% in the same quarter of the prior year. This increase was principally caused by an increase in store rental expense for the quarter as a result of the sale-leaseback of certain store properties that were previously owned by the Company. The resulting increase in store rental expense was partially offset by a reduction in depreciation expense on those stores. As a percentage of sales, store occupancy costs for the first nine months of fiscal 1999 remained flat at 12.6% as the additional rental expenses incurred in the third quarter of fiscal 1999 offset the decreases in rental expenses in the first half of the fiscal year that were the result of the Company's recording a non-recurring gain on the relinquishment of a real estate option on store properties.

    Selling, general and administrative expenses, including marketing, as a percentage of sales, remained flat for the third quarter of fiscal 1999 and increased 10 basis points to 29.9% for the first nine months of fiscal 1999 compared to the same periods in fiscal 1998. In total dollars, selling, general and administrative expenses increased $3.6 million for the third quarter of fiscal 1999 and increased $18.1 million for the first nine months of fiscal 1999 versus the comparable periods of fiscal 1998. Expenses that normally vary with sales, such as store salaries and bonuses, store supplies and marketing expenses increased $5.0 million for the third quarter of fiscal 1999, representing a 90 basis point increase, as a percentage of sales, over the same period last year. This increase is primarily attributable to increased store salaries associated with the 32 new store openings in the third quarter of fiscal 1999 compared to 19 new store openings in the prior year period. In addition, marketing expenses increased as a result of the Company's expanded network television advertising campaign and the introduction of two seasonal direct mail advertising pieces. Offsetting the increase in variable expenses is a $1.4 million, or 90 basis points decrease, as a percentage of sales, in other selling, general and administrative expenses compared to the same period a year earlier. This decrease is largely the result of a $1.8 million settlement of a receivable previously deemed uncollectible. The majority of the $18.1 million increase for the first nine months of fiscal 1999 is due to increased store salaries as a result of the growth in the number of North American stores.

    Depreciation expense increased $2.4 million to $8.6 million for the third quarter of fiscal 1999 and increased $4.8 million to $17.3 million for the first nine months of fiscal 1999 compared to the same periods a year earlier. These increases are primarily attributable to the replacement of leased store point of sale equipment with purchased equipment. Slightly offsetting these increases was the reduction of depreciation expense on certain stores which the Company opted to sell and lease back in the second quarter of fiscal 1999.

    Operating income increased $2.4 million, or 7.9%, to $32.5 million during the third quarter of fiscal 1999 from $30.1 million in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, operating income increased $7.3 million, or 9.1%, to $88.2 million compared to $80.9 million for the same period a year earlier.

    Interest and investment income remained relatively unchanged for the third quarter of fiscal 1999 and increased $1.1 million during the first nine months of fiscal 1999 compared to the same periods of fiscal 1998. The increase for the first nine months of the fiscal period is primarily a result of increased interest income on higher average cash balances and short-term investments.

    Interest expense decreased $0.5 million during the third quarter of fiscal 1999 and $0.4 million during the first nine months of fiscal 1999 versus the same periods of fiscal 1998. These decreases are primarily attributable to the repurchase of $18.3 million of the 5 3/4% convertible subordinated notes in the third quarter of fiscal 1999. Partially offsetting this decrease is the additional interest expense on long-term borrowings of $29.0 million under the Company's bank revolving credit facility that were outstanding for only the latter portion of the quarter.

    In the second quarter of fiscal 1998, the Company received a $7.5 million partial recovery of the trading losses reported in fiscal 1996. Of this settlement, $1.1 million was considered a recovery of fiscal 1998 legal fees, resulting in a net recovery of trading losses of $6.4 million. The Company did not record any income tax benefit on the previously reported net trading loss and thus no income tax expense was provided for the net trading recovery.

    The Company's effective income tax rate for fiscal 1999 is estimated at 38% compared to 40% recorded in the first nine months of fiscal 1998, exclusive of the aforementioned net trading loss recovery. The decline in the estimated effective income tax rate is a result of favorable resolution of a number of federal tax issues as well as reduced state income taxes resulting from certain operational initiatives.

    Net income for the third quarter of fiscal 1999 was $19.1 million, or $.19 per share on a diluted basis, compared to net income of $16.8 million, or $.16 per share on a diluted basis, for the third quarter of fiscal 1998. Net income for the first nine months of fiscal 1999 was $52.1 million, or $.50 per share on a diluted basis, compared to net income before the special credit of $45.1 million, or $.42 per share on a diluted basis, for the first nine months of fiscal 1998. The special credit for the first nine months of fiscal 1998 was the aforementioned net trading loss recovery of $6.4 million, or $.06 per share on a diluted basis.


Liquidity and Capital Resources

    Cash, including temporary investments, decreased $52.3 million to $28.4 million at the end of the third quarter of fiscal 1999 from $80.7 million at fiscal 1998 year-end. This decrease is primarily due to capital expenditures of $67.9 million, repurchases of the Company's common stock in open market transactions of $65.8 million, repurchases of $18.3 million of the 5 3/4% convertible subordinated notes and cash dividend payments of $8.6 million. These cash expenditures were partially offset by cash flow from operations of $34.2 million, proceeds from disposition of properties of $36.4 million, net borrowings under line of credit agreements of $29.0 million and decreased beneficial interest in securitized receivables of $5.1 million. Other financing activities provided cash of $3.6 million. Cash flow from operations declined $18.7 million during the first nine months of fiscal 1999 over the same period of fiscal 1998 largely due to a $14.6 million greater increase in inventories for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

    The Company expects working capital requirements will continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank facilities consist of a newly obtained (November 1998) five-year $125 million credit facility, of which was $96 million was available at the end of the third quarter of fiscal 1999 and other short-term (12-month) bank facilities used principally for the issuance of letters of credit totaling $149.4 million, $79.4 million of which was available at the end of the third quarter of fiscal 1999. The new credit facility replaces the previous three-year $65 million facility and contains similar terms and restrictive covenants. The restrictive covenants require, among other things, the maintenance of certain financial ratios (including debt to net cash flow, fixed charge coverage and current ratio), minimum tangible net worth and a limitation on certain investments. As of January 4, 1999, all of the credit facility was available. The Company's current ratio at the end of the third quarter of fiscal 1999 was 3.1 to 1 compared to 3.3 to 1 at the end of fiscal 1998. The Company's minimum operating lease commitments remaining for fiscal 1999 are $27.8 million, and the present value of total existing minimum operating lease commitments is $444.2 million. The Company expects to fund these commitments from operating cash flow.

    The Company continues to guarantee certain nursery store leases of Wolfe Nursery, Inc. ("Wolfe"), a subsidiary of Sunbelt Nursery Group, Inc ("Sunbelt"). In April 1998, Sunbelt and its subsidiaries, including Wolfe, initiated bankruptcy proceedings and Wolfe rejected all of the leases in these proceedings. During the first nine months of fiscal 1999, the Company settled several of the nursery store lease guarantees within previously established accrued amounts. The Company believes it has accrued sufficient amounts to cover its obligations under the remaining store lease guarantees. Any cash payments to satisfy these guarantees are expected to be funded through working capital and operations.

    Previously, the Company leased 21 store properties under operating leases expiring in June 1998 from an unaffiliated third party (the "Lessor"). In the second quarter of fiscal 1999 and prior to the lease expiration date, the Lessor sold 14 of the properties to another unaffiliated third party and seven of the properties to the Company. The Company recognized a gain of $2.7 million due to the relinquishment of the options covering the 14 store properties and paid $6.7 million for the seven stores acquired.

    In April 1998, the Board of Directors approved the purchase of up to 4.5 million (split-adjusted equivalent) shares of the Company's outstanding common stock. Upon the completion of these purchases in September 1998, the Board of Directors followed with an authorization to purchase up to an additional five million shares. All additional purchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions and the Company's available cash.

    During the first nine months of fiscal 1999, the Company repurchased 4,739,200 (split-adjusted equivalent) shares of its common stock in open market transactions for $65.8 million at an average split-adjusted price of $13.88. In addition, approximately 148,600 (split-adjusted equivalent) shares of common stock were acquired as payment for the exercise of employee stock options.

    During the first nine months of fiscal 1999, the Company paid cash dividends aggregating $.09 per share (adjusted for the three for two stock split distributed July 29, 1998) and has subsequently declared a cash dividend of $.03 per share payable on February 24, 1999 to shareholders of record on February 10, 1999. The Company currently expects to continue to pay cash dividends in fiscal 2000 but to retain most of its future earnings for expansion of the Company's business.


Impact of Year 2000 Issues

    The Company has a comprehensive plan to address the risks associated with the Year 2000 issue, which arises when computers or embedded computer chips are unable to distinguish the proper century associated with a two-digit year in a date. The Company's Year 2000 project has been divided into five phases: 1) awareness, 2) assessment, 3) renovation, 4) validation and
5) implementation. The awareness and assessment phases are essentially complete for the Company's hardware and software. The renovation phase is more than 90% complete. The Company's systems are in various stages of the validation and implementation phases. Some systems have completed the implementation phase and are running in production, but will be included in further testing efforts. The renovation and validation phases focus on reducing the risk of failure of the Company's internal mission critical systems.

    Assessment of the risks associated with vendors and third party service providers' failure to remediate their own Year 2000 issues is in progress and will continue throughout the duration of the project. If the Company's internal systems are not remediated properly or if necessary modifications and conversions by other companies on whose systems some of the Company's business processes rely are not completed on time, the Year 2000 issue could have an adverse effect on the Company's operations. The Company continues to gather information to determine the most reasonably likely worst case scenario, and based on current information, the areas of greatest exposure include communications systems and elements of the merchandise supply chain, including procurement, transportation and import activities. A failure in one or more of these areas could affect merchandise margins, the ability to gather operating data and the ability to import merchandise from some countries. The Company's strategy includes development by the third quarter of fiscal 2000 of contingency plans for critical business processes in the event of a compliance failure on the part of the Company or any of its business partners.

    The Company intends to continue to rely primarily on internal resources for renovation and validation of its computer systems, with support from consultants and contractors. Costs incurred since 1995 for Year 2000 assessment and remediation have totaled approximately $1 million, the majority of which consisted of normal salaries paid to existing employees; such costs were consistent with the Company's operating budgets and have not had a material effect on the results of operations in any period, on liquidity or financial position, or on other technology projects. The Company also accelerated approximately $10 million in planned capital purchases as a result of Year 2000 issues. Remaining remediation costs are not expected to exceed $6 million over the next five quarters, approximately 35% of which represent ongoing budgeted salaries to be paid to existing employees. Significant utilization of outside resources beyond what is included in the Company's project plan, although not expected, could cause remediation costs to increase above these estimates. The Company's plan provides for internal compliance of all significant systems by the third quarter of fiscal 2000.

    The Company expects to fund all expenditures related to its Year 2000 readiness initiatives through cash flow from operations. Such expenditures are not expected to have an adverse effect on other operating or investment plans.


Impact of Inflation

    Inflation has not had a significant impact on the operation of the Company.

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

                                  PIER 1 IMPORTS, INC. (Registrant)



Date:  January 12, 1999           By:  /s/ Marvin J. Girouard
       ----------------                -------------------------------------
                                       Marvin J. Girouard, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  January 12, 1999                /s/ Stephen F. Mangum
       ----------------                --------------------------------------
                                       Stephen F. Mangum, Senior Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------

10.1 Revolving Credit Agreement, dated November 12, 1998, among the Company, certain of its subsidiaries, NationsBank, N.A., Bank One, Texas, N.A., and Wells Fargo Bank (Texas), National Association.

10.2        Special Officer Compensation Arrangement

27          Financial Data Schedule for Nine-month Period Ended November 28,
            1998.