Form 10-K405
period 1999-02-28
PIER 1 IMPORTS INC/DE
filed 1999-05-24
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended February 27, 1999.

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from [          ] to [           ]

                         Commission File No. 1-7832

                            PIER 1 IMPORTS, INC.
             (Exact name of Company as specified in its charter)

          DELAWARE                                                75-1729843
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

     301 Commerce Street, Suite 600
           Fort Worth, Texas                                           76102
(Address of principal executive offices)                           (Zip Code)

Company's telephone number, including area code:  (817) 252-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                                 on which registered
     -------------------                               ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of May 5, 1999, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $901,670,000 using the closing sales price on this day of $9.50. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission.

     As of May 5, 1999, 96,417,736 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated herein by reference:

     1) Registrant's Annual Report to Shareholders for the fiscal year ended February 27, 1999 in Parts I and II hereof and;

     2) Registrant's Proxy Statement for the 1999 Annual Meeting in Part III hereof.

                                   PART I
                                   ------

Item 1.        Business.
               --------

     (a)       General Development of Business.
               -------------------------------

     From fiscal 1994 through fiscal 1999, the Company (references to the "Company" or "Pier 1" shall include Pier 1 Imports, Inc. and its consolidated subsidiaries throughout this document) expanded its specialty retail operations from 636 to 751 North American retail stores. In fiscal 1999, the Company continued to execute its expansion plan in North America by opening 63 new Pier 1 stores while closing 30 stores. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, the Company plans to open approximately 60 new stores and close approximately 25 stores in North America in fiscal 2000, depending upon lease renewal negotiations, relocation space availability and general economic conditions.

     Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 1999:

Ajax, OT                           Midland, MI
Albuquerque, NM                    Mississauga, OT
Aliso Viejo, CA                    Mohegan Lake, NY
Ardmore, PA                        Murfreesboro, TN
Auburn, AL                         Newark, DE
Barrie, OT                         Oak Park, IL
Batavia, IL                        Ontario, OH
Bellingham, MA                     Orlando, FL
Bowie, MD                          Ottawa, OT
Bradenton, FL                      Phoenix, AZ
Brunswick, GA                      Racine, WI
Carson City, NV                    Redding, CA
Cincinnati, OH                     Redmond, WA
Dallas, TX                         Salem, OR
Del Mar, CA                        San Luis Obispo, CA
Eugene, OR                         San Mateo, CA
Fayetteville, GA                   Santa Maria, CA
Framingham, MA                     Snellville, GA
Gastonia, NC                       Solon, OH
Greensburg, PA                     Spokane, WA
Harrisonburg, VA                   Springfield, VA
Hilton Head, SC                    Topeka, KS
Honolulu, HI                       Towson, MD
Houma, LA                          Tustin, CA
Kahului, HI                        Vienna, WV
Knoxville, TN                      Wanamaker, KS
Largo, FL                          Westminster, MD
Lawrence, KS                       White Marsh, MD
Lexington, KY                      Winston-Salem, NC
Mason, OH                          Woodbridge, OT
Meridian, MS                       Yuma, AZ
Merriam, KS

     Throughout fiscal 1999, the Company continued its program to remodel and remerchandise all store interiors to improve the visual merchandising of its products. This program incorporates store improvements such as better lighting, wider aisles, a more open view for ease of shopping and greater use of "lifestyle merchandising" by grouping products in home-use settings. This remerchandising effort is accompanied by a remodeling program to refurbish older stores. In fiscal 1999, 41 stores were remodeled and remerchandised while 96 were remerchandised. This program, which will upgrade more than 700 stores by the end of fiscal 2001, was approximately 80% complete at 1999 fiscal year-end.

     Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

     The Company owns 90% of the capital stock of The Pier Retail Group Limited ("The Pier") which operates 18 retail stores that offer decorative home furnishings and related items in a store setting similar to Pier 1 stores. At fiscal 1999 year-end, The Pier operated 15 stores in England, one store in Wales and two stores in Scotland. At the end of fiscal 1999, the Company's net investment in The Pier was $11.8 million.

     During fiscal 1994, the Company initiated an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in a "store within a store" format in certain Sears Mexico stores throughout Mexico. In fiscal 1998, the Company amended its agreement with Sears Mexico to an arrangement that will substantially insulate the Company from currency fluctuations which have reduced its profitability in the past. As of February 27, 1999, Pier 1 merchandise was offered in 11 Sears Mexico stores.

     The Company entered into a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") in fiscal 1996 for Sears Puerto Rico to market and sell Pier 1 merchandise in a "store within a store" format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of 10 stores in Puerto Rico and as of February 27, 1999, seven of these stores offered Pier 1 merchandise. The Company has no immediate plans for further expansion in Puerto Rico but would consider future sites.

     In fiscal 1996, a wholly-owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. (collectively "Akatsuki") and Skylark Group to develop Pier 1 retail stores in Japan. The agreement provides for the licensing of up to 100 total stores. In fiscal 1999, Akatsuki expanded its retail operations by opening 4 new locations and closing 2 underperforming stores. At the end of fiscal 1999, Akatsuki operated 18 Pier 1 stores in the Tokyo metropolitan area and surrounding cities. Subsequent to fiscal 1999 year-end, Akatsuki has indicated that they may close 9 additional underperforming stores. The Company and Akatsuki will consider further expansion in Japan based upon economic conditions within the country.

     In fiscal 1998, the Company purchased a national bank and its assets in Omaha, Nebraska, now operating under the name of Pier 1 National Bank. The bank holds the credit card accounts for the Company's proprietary credit card. As of February 27, 1999, the Company, through the bank, had approximately 3,500,000 proprietary cardholders with 1,085,000 active accounts (accounts with a purchase within the previous 12 months). The Company's proprietary credit card sales accounted for 26% of total U.S. store sales in fiscal 1999.

     (b)       Financial Information About Industry Segments.
               ---------------------------------------------

     The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.

     Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements which are incorporated by reference into Item 8 herein.

     (c)       Narrative Description of Business.
               ---------------------------------

     The specialty retail operations of Pier 1 consist of a chain of retail stores operating under the names "Pier 1 Imports" and "The Pier," selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.

     On February 27, 1999, Pier 1 operated 723 stores in 47 states of the United States and 28 stores in two Canadian provinces and supported nine franchised stores in nine states. Additionally, the Company operated 18 stores in the United Kingdom under the name "The Pier." The Company supplies merchandise and licenses the Pier 1 name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a "store within a store" format in 11 Sears Mexico stores and in seven Sears Puerto Rico stores. Eighteen franchised stores operated in Tokyo and surrounding cities as of February 27, 1999. The Company-operated Pier 1 stores in the United States and Canada average approximately 7,500 square feet in size of retail selling space. The stores are generally freestanding units located near major shopping centers or malls in all major United States metropolitan areas and many of the primary smaller markets. In fiscal 1999, net sales of the Company totalled $1,138.6 million. Pier 1 stores generally have their highest sales volumes during November and December, reflecting the Christmas selling season.

     The Company offers a diverse selection of products consisting of over 5,000 items imported from over 60 countries around the world. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture and the related furniture pads and pillows to be used on patios and in sun rooms, living, dining, kitchen and bedroom areas. The group constituted approximately 35% of total North American retail sales of Pier 1 in fiscal year 1999, 34% in fiscal 1998 and 31% in fiscal 1997. These goods are imported from a variety of countries such as Italy, Malaysia, Chile, Mexico, China, the Philippines
and Indonesia, and are also obtained from domestic sources.   The furniture
is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

     DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 23% to Pier 1's total North American retail sales in fiscal year 1999, 26% in fiscal 1998 and 25% in fiscal 1997. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and
numerous other decorative items.   A majority of these products are
handcrafted from natural materials.

     HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13% of total North American retail sales of Pier 1 in fiscal year 1999, 14% in fiscal 1998 and 14% in fiscal 1997.

     BED & BATH - This product group is imported mainly from India, England, Italy and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 19% of total North American retail sales of Pier 1 in fiscal year 1999, 18% in fiscal 1998 and 15% in fiscal 1997.

     SEASONAL - This product group consists of merchandise to celebrate holiday and spring/summer entertaining and is imported mainly from Europe, Canada, China and India. These items accounted for approximately 10% of total North American retail sales of Pier 1 in fiscal year 1999, 8% in fiscal 1998 and 10% in fiscal 1997.

     APPAREL - At the end of fiscal 1997, this product group was completely discontinued. In previous years, this merchandise was imported from India, Greece, Thailand and Indonesia and accounted for approximately 5% of the total North American retail sales of Pier 1 in fiscal year 1997.

     Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship. Pier 1 imports most items directly from foreign suppliers. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. During fiscal 1999, Pier 1 sold merchandise imported from over 60 different countries with approximately 27% of its sales from merchandise produced in China, 13% from merchandise produced in India and 18% from merchandise produced in Indonesia, Japan, Thailand, the Philippines and Italy. The remaining 42% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries or obtained from United States manufacturers. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

     The Company has six regional distribution centers located in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Ontario, California and Savannah, Georgia and leases additional space from time to time. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked and made available for shipment to the various stores in the centers' region. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory in order to be assured of a sufficient supply of products to its customers.

     The Company is in the highly competitive specialty retail business and primarily competes with small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, merchandise assortment, merchandise visual presentation and customer service. The Company believes its stores enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other retail stores change their items less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products.

     As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise. The Company must order merchandise from four to twelve months in advance of delivery and pay for the merchandise at the time it is loaded for transport to designated U.S. and international destinations. Additionally, dock strikes, fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company.

     The United States and more than 100 other countries culminated seven years of negotiations with an agreement which became effective January 1, 1995 to reduce, over time, tariff and non-tariff barriers to world trade in goods and services and established the World Trade Organization to replace the General Agreement on Tariffs and Trade. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade beneficial to its business in the United States and around the world.

     The World Trade Organization provides a framework for international trade matters and includes a process for the resolution of trade disputes among the member countries. Most recently the dispute resolution process of the World Trade Organization has been utilized to resolve differences between the European Union and the United States concerning the Union's restrictions on imports of bananas and U.S. beef. These United States and European Union trade disputes have led to the threat of sanctions against each other which have included import prohibitions and increases in duty rates on imported items.

     Currently China is not a member of the World Trade Organization but has been negotiating with the United States on an accession agreement acceptable to the World Trade Organization members. The U.S. Trade Representative is optimistic that an agreement with China can be reached notwithstanding the significance of the matters which are yet to be resolved.

     The 1988 Omnibus Trade and Competitiveness Act was signed into law amending the Trade Act of 1974. This legislation was enacted partly in response to a perceived decline in U.S. global competitiveness and the continuing presence of unfair trade practices that limit U.S. exporters' access to foreign markets. Under the law, the office of the U.S. Trade Representative may investigate unfair trade practices of countries around the world. These investigations may lead to sanctions which could take the form of quotas or increased duties on imports into the U.S.

     The U.S. Trade Representative is required to take some action within 30 days (subject to being postponed for 180 days) after the conclusion of its investigation of countries alleged to have committed unfair trade practices. Upon a determination that a country has committed an unfair trade practice, the U.S. Trade Representative may designate the subject country a priority foreign country whose trade practices, if corrected, would provide potential for expansion of U.S. exports. On previous occasions, the U.S. Trade Representative has identified certain countries which supply merchandise to the Company as a priority foreign country. These designations, however, were rescinded after the U.S. Trade Representative and the countries reached agreements regarding the basis for the designations.

     The United States employs other measures besides this trade legislation to implement its international trade policies and objectives. For example, the United States may withdraw most favored nation status to a country which would cause import duties to increase on products from that country. President Clinton is expected to recommend to Congress renewal of China's most favored nation status by June 3, 1999, but Congress can block the renewal if both houses pass a resolution of disapproval by September 3, 1999. China's most favored nation status has been renewed every year since it was granted in 1980. If no action is taken, China's most favored nation status would be renewed for one year. However, if China's most favored nation status is lost, the Company would source affected goods from other countries.

     Any type of sanction on imports is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company will seek similar products from other countries.

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

     On February 27, 1999, the Company employed approximately 12,600 associates in North America: approximately 5,400 were full-time employees while 7,200 were part-time employees.

     The Company maintains a wholly-owned foreign subsidiary incorporated under the laws of Hong Kong to manage certain merchandise procurement, export and financial service functions. Also, a wholly-owned foreign subsidiary incorporated under the laws of Bermuda owns the right to license and to franchise the Company's trademarks and service marks outside the United States, Canada and Puerto Rico.

     Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report.

Item 2.        Properties.
               ----------

     The Company leases its corporate office containing 194,434 square feet of office space in Fort Worth.

     The Company leases almost all of its retail stores, its warehouses and other office space. At February 27, 1999, the present value of the Company's minimum future operating lease commitments aggregated approximately $465 million.

     The Company currently owns and leases distribution space of approximately 3 million square feet. The Company also acquires temporary space at times through short-term leases.

     The following table shows the distribution by state of Pier 1's North American stores as of February 27, 1999:

United States
-------------

Alabama                10               Nebraska                4
Arizona                13               Nevada                  4
Arkansas                5               New Hampshire           4
California             83               New Jersey             19
Colorado               18               New Mexico              4
Connecticut            13               New York               36
Delaware                3               North Carolina         17
Florida                55               North Dakota            3
Georgia                22               Ohio                   33
Hawaii                  2               Oklahoma                6
Idaho                   3               Oregon                 10
Illinois               35               Pennsylvania           28
Indiana                14               Rhode Island            3
Iowa                    6               South Carolina          9
Kansas                  8               South Dakota            2
Kentucky                7               Tennessee              16
Louisiana              12               Texas                  54
Maryland               17               Utah                    6
Massachusetts          18               Virginia               25
Michigan               23               Washington             21
Minnesota              16               West Virginia           2
Mississippi             5               Wisconsin              12
Missouri               12               Wyoming                 1
Montana                 4


Canada
------
Ontario                19
Quebec                  9

     Warehouse properties that are owned or leased by Pier 1 are as follows:

                                                                Owned/Leased
Location                                      Approx. Sq. Ft.       Facility
--------                                      ---------------       --------
Baltimore, Maryland                           634,186 sq. ft.         Leased
Columbus, Ohio                                527,127 sq. ft.         Leased
Chicago, Illinois                             517,481 sq. ft.          Owned
Fort Worth, Texas                             454,868 sq. ft.          Owned
Ontario, California                           750,000 sq. ft.         Leased
Savannah, Georgia                             393,216 sq. ft.          Owned

     In support of its long range growth plan, the Company continues to expand its distribution facilities. The Company completed expansion to the Chicago facility in February 1999, enlarging the building by 74% to 517,481 square feet. In addition, the Company has replaced its West Coast distribution center with a new, leased, built-to-suit facility in Ontario, California. The new facility is 750,000 square feet, expandable to 1,000,000 square feet, with projected occupancy by the end of the first quarter of fiscal 2000.

Item 3.        Legal Proceedings.
               -----------------

     The Company is subject to various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at February 27, 1999. While a certain number of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolutions of such litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted against the Company in these lawsuits.

Item 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1999 fiscal year.

                      Executive Officers of the Company
                      ---------------------------------

     MARVIN J. GIROUARD, age 59, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998, he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as Senior Vice President-Merchandising.

     STEPHEN F. MANGUM, age 45, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since August 1996. From January 1994 to July 1996, he served as Senior Vice President and Chief Financial Officer of Bloomingdale's, Inc., a subsidiary of Federated Department Stores, Inc., and served as Vice President of Profit Development from March 1993 to December 1993. From August 1987 to March 1993, he served as Vice President of Finance/Control of the Hecht's division of The May Department Stores Company, Inc.

     JAY R. JACOBS, age 44, has served as Senior Vice President of Merchandising of the Company since May 1995. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995 and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1995.

     J. RODNEY LAWRENCE, age 53, has served as Senior Vice President of Legal Affairs and Secretary of the Company since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

     PERRY R. MCNEELY, age 51, has served as Senior Vice President of Logistics of the Company since June 1993. From January 1989 to June 1993, he was Vice President of Operations for Lechters, Inc.

     PHIL E. SCHNEIDER, age 47, has served as Senior Vice President of Marketing of the Company since May 1993 and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

     CHARLES H. TURNER, age 42, has served as Senior Vice President of Stores of the Company since August 1994 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     E. MITCHELL WEATHERLY, age 51, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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


                                   PART II
                                   -------

Item 5.        Market for the Company's Common Equity and Related Stockholder
               Matters.
               --------------------------------------------------------------

     Information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999.

     The Company's common stock is traded on the New York Stock Exchange. As of May 1999, there were approximately 55,000 shareholders of the Company's common stock.

     In April 1998, the Board of Directors approved the Company's purchase of up to 4.5 million (split-adjusted equivalent) shares of its outstanding common stock. Upon completion of these purchases in September 1998, the Board of Directors approved the Company's purchase of up to an additional five million shares. Future purchases of common stock will be made from open market or private transactions from time to time depending on prevailing market conditions, the Company's available cash and the Company's consideration of any loan covenant restrictions and its corporate rating.

     Certain of the Company's existing loan and lease guarantee agreements require the Company to maintain certain financial ratios and limit certain investments and distributions to shareholders, including cash dividends, loans to shareholders and purchases of treasury stock. Generally the Company may make "restricted payments," as defined in the loan agreements, which include the payment of cash dividends, up to an aggregate maximum of approximately $30 million as of February 27, 1999. During fiscal 1999, the Company paid cash dividends totalling $.12 per share and distributed a three for two stock split, effected in the form of a stock dividend. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 2000 but intends to retain most of its future earnings for the expansion of the Company's business. The Company paid a cash dividend of $.03 per share on May 19, 1999. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6.        Selected Financial Data.
               -----------------------

     Information required by this Item is incorporated by reference to the section entitled "Financial Summary" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
               -----------------------------------------------------------

     Information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.
               ----------------------------------------------------------

     Information required by this Item is incorporated by reference to the section entitled "Market Risk Disclosures" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999.

Item 8.        Financial Statements and Supplementary Data.
               -------------------------------------------

     Information required by this Item is incorporated by reference to the material in the Company's consolidated financial statements and notes thereto set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999:

               Consolidated Statements of Operations for the Years Ended
                    February 27, 1999, February 28, 1998 and March 1, 1997

               Consolidated Balance Sheets at February 27, 1999 and February
                    28, 1998

               Consolidated Statements of Cash Flows for the Years Ended
                    February 27, 1999, February 28, 1998 and March 1, 1997

               Consolidated Statements of Shareholders' Equity for the Years
                    Ended February 27, 1999, February 28, 1998 and March 1,
                    1997

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

     The unaudited quarterly information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
               -----------------------------------------------------------

     None


                                  PART III
                                  --------

Item 10.       Directors and Executive Officers of the Company.
               -----------------------------------------------

     Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled "Election of Directors" set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 11.       Executive Compensation.
               ----------------------

     The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.
               ---------------------------------------------------

     The information required by this Item is incorporated herein by reference to the section entitled "Election of Directors - Security Ownership of Management" set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 13.       Certain Relationships and Related Transactions.
               ----------------------------------------------

     None


                                   PART IV
                                   -------

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.
               ------------------------------------------------------

     (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.
               --------------------------------------------------------

               1.   Financial Statements
                    --------------------

                    Consolidated Statements of Operations for the Years Ended
                         February 27, 1999, February 28, 1998 and March 1,
                         1997

                    Consolidated Balance Sheets at February 27, 1999 and
                         February 28, 1998

                    Consolidated Statements of Cash Flows for the Years Ended
                         February 27, 1999, February 28, 1998 and March 1,
                         1997

                    Consolidated Statements of Shareholders' Equity for the
                         Years Ended February 27, 1999, February 28, 1998 and March 1, 1997

                    Notes to Consolidated Financial Statements

                    Report of Independent Auditors

               2.   Financial Statement Schedules
                    -----------------------------
                    * Schedule II - Valuation and Qualifying Accounts and
                         Reserves
                    * Report of Independent Auditors

                    Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

               3.   Exhibits
                    --------

                    See Exhibit Index

     (b)       Reports on Form 8-K.
               -------------------

               None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 1999                     PIER 1 IMPORTS, INC.


                                        By:  /s/ Marvin J. Girouard
                                             Marvin J. Girouard, Chairman
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----

/s/ Marvin J. Girouard      Chairman and                         May 21, 1999
Marvin J. Girouard          Chief Executive Officer

/s/ Stephen F. Mangum       Senior Vice President,               May 21, 1999
Stephen F. Mangum           Chief Financial Officer and Treasurer
                            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ John H. Burgoyne        Director                             May 21, 1999
John H. Burgoyne

/s/ Dr. Michael R. Ferrari  Director                             May 21, 1999
Dr. Michael R. Ferrari

/s/ Craig C. Gordon         Director                             May 21, 1999
Craig C. Gordon

/s/ James M. Hoak, Jr.      Director                             May 21, 1999
James M. Hoak, Jr.

/s/ Sally F. McKenzie       Director                             May 21, 1999
Sally F. McKenzie

/s/ Tom M. Thomas           Director                             May 21, 1999
Tom M. Thomas

                       REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated balance sheets of Pier 1 Imports, Inc. as of February 27, 1999 and February 28, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 27, 1999 and have issued our report thereon dated April 12, 1999, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas
April 12, 1999

                                 SCHEDULE II

             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS
                       -------------------------------

                                                  Year Ended
                                   ----------------------------------------
                                   February 27,   February 28,    March 1,
                                       1999           1998          1997
                                   ------------   ------------   ----------

Balance at beginning of year       $        142   $        267   $    3,949

Additions charged to income                  88              1        6,728

Balances written off, net of
recoveries                                   --           (126)      (5,572)

Reserve reversal in conjunction
with securitization                          --             --       (4,838)
                                   ------------   ------------   ----------
Balance at end of year             $        230   $        142   $      267
                                   ============   ============   ==========

                                EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3(i) Certificate of Incorporation and Amendments thereto incorporated herein by reference to Exhibit 3(i) to Registrant's Form 10-Q for the quarter ended May 30, 1998.

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

10.11.1 Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended March 1, 1997.

10.11.2 Amendments Nos. 1, 2 and 3 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.13.2 to the Company's Form 10-K for the fiscal year ended
               February 28, 1998.

10.12* Form of Deferred Compensation Agreement, between the Company and senior executive officers, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 29, 1997.

10.13* Senior Management Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 1997.

10.14 Revolving Credit Agreement, dated November 12, 1998, among the Company, certain of its subsidiaries, NationsBank, N.A., Bank One, Texas, N.A., and Wells Fargo Bank (Texas), National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 28, 1998.

10.15* Special Officer Compensation Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended November 28, 1998.

13 Selected portions of theAnnual Report to Shareholders for the fiscal year ended February 27, 1999.

21             Roster of Subsidiaries of the Company.

23             Consent of Independent Auditors.

27             Financial Data Schedule for Twelve-Month Period Ended
               February 27, 1999.

*Management Contracts and Compensatory Plans