Form 10-Q
period 1999-05-29
PIER 1 IMPORTS INC/DE
filed 1999-07-13
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 29, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Shares outstanding as of July 6, 1999
-----------------------------           -------------------------------------
Common Stock, $1.00 par value                     96,581,359

                                   PART I
                                   ------

Item 1.  Financial Statements.
         --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                                        Three Months Ended
                                                       May 29,       May 30,
                                                        1999          1998
                                                      --------      --------
Net sales                                             $261,002      $250,508

Operating costs and expenses:
  Cost of sales (including buying and
   store occupancy)                                    150,919       140,821
  Selling, general and administrative expenses          79,353        76,290
  Depreciation and amortization                          9,277         6,996
                                                      --------      --------
                                                       239,549       224,107
                                                      --------      --------
     Operating income                                   21,453        26,401

Nonoperating (income) and expenses:
  Interest and investment income                          (323)         (730)
  Interest expense                                       1,705         2,128
                                                      --------      --------
                                                         1,382         1,398
                                                      --------      --------
     Income before income taxes                         20,071        25,003

Provision for income taxes                               7,426         9,502
                                                      --------      --------
Net income                                            $ 12,645      $ 15,501
                                                      ========      ========
Net income per share:
   Basic                                                  $.13          $.15
                                                          ====          ====
   Diluted                                                $.13          $.14
                                                          ====          ====
Average shares outstanding during period:
   Basic                                                96,268       100,936
                                                       =======       =======
   Diluted                                             105,163       113,046
                                                       =======       =======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                 (Unaudited)

                                                       May 29,  February 27,
                                                        1999        1999
                                                       -------  ------------
ASSETS
Current assets:
  Cash, including temporary investments of $37,997
   and $32,434, respectively                          $ 48,778      $ 41,945
  Accounts receivable, net                               7,505         9,060
  Inventories                                          248,060       258,773
  Prepaid expenses and other current assets             68,619        72,165
                                                      --------      --------
     Total current assets                              372,962       381,943
Properties, net                                        229,928       226,262
Other assets                                            44,235        45,786
                                                      --------      --------
                                                      $647,125      $653,991
                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt $    350      $    350
  Accounts payable and accrued liabilities             118,370       129,482
                                                      --------      --------
     Total current liabilities                         118,720       129,832
Long-term debt                                          99,207        96,008
Other non-current liabilities                           24,481        24,257

Shareholders' equity:
  Common stock, $1.00 par, 500,000,000 shares
   authorized, 100,779,000 issued                      100,779       100,779
  Paid-in capital                                      158,487       159,631
  Retained earnings                                    211,207       201,457
  Cumulative other comprehensive income                 (1,743)       (1,850)
  Less - 4,241,000 and 3,107,000 common shares in
   treasury, at cost, respectively                     (63,141)      (54,654)
  Less - unearned compensation                            (872)       (1,469)
                                                      --------      --------
                                                       404,717       403,894
                                                      --------      --------
                                                      $647,125      $653,991
                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                       May 29,       May 30,
                                                        1999          1998
                                                       -------       -------
Cash flow from operating activities:
Net income                                             $12,645       $15,501
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                         9,277         6,996
   Deferred taxes and other                              3,143           267
   Change in cash from:
     Inventories                                        10,713        (6,229)
     Accounts receivable and other current assets        1,315        (2,227)
     Accounts payable and accrued expenses             (10,766)         (608)
     Other assets, liabilities, and other, net            (249)         (278)
                                                       -------       -------
       Net cash provided by operating activities        26,078        13,422
                                                       -------       -------
Cash flow from investing activities:
  Capital expenditures                                 (14,314)      (24,346)
  Proceeds from disposition of properties                  380           503
  Net cost from disposition of Sunbelt Nursery
   Group, Inc. properties                                 (106)          (25)
  Beneficial interest in securitized receivables         3,730         2,609
                                                       -------       -------
     Net cash used in investing activities             (10,310)      (21,259)
                                                       -------       -------
Cash flow from financing activities:
  Cash dividends                                        (2,895)       (2,698)
  Purchases of treasury stock                          (10,763)      (14,742)
  Proceeds from stock options exercised, stock
   purchase plan and other, net                          1,515         1,935
  Net proceeds from issuance of long-term debt           3,208            --
                                                       -------       -------
     Net cash used in financing activities              (8,935)      (15,505)
                                                       -------       -------
Change in cash and cash equivalents                      6,833       (23,342)
Cash and cash equivalents at beginning of period        41,945        80,729
                                                       -------       -------
Cash and cash equivalents at end of period             $48,778       $57,387
                                                       =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 29, 1999
                                                           (In thousands)
                                                             (Unaudited)
                                                                        Cumulative
                                                                           Other                                 Total
                                           Common   Paid-in   Retained Comprehensive  Treasury   Unearned    Shareholders'
                                            Stock   Capital   Earnings     Income      Stock   Compensation      Equity
                                           -------- --------  -------- ------------- --------- ------------- -------------
Balance, February 27, 1999                 $100,779 $159,631  $201,457    ($1,850)   ($54,654)   ($1,469)       $403,894
                                                                                                                --------
Comprehensive income:

 Net income                                                     12,645                                            12,645

 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                    107                                    107
                                                                                                                --------
Comprehensive income                                                                                              12,752
                                                                                                                --------
Purchases of treasury stock                                                           (10,763)                   (10,763)

Restricted stock grant and amortization                  528                             (990)       597             135

Stock purchase plan, exercise of stock
 options and other                                    (1,672)                           3,266                      1,594

Cash dividends, declared or paid ($.03
 per share)                                                     (2,895)                                           (2,895)
                                           -------- --------  --------    -------    --------    -------        --------
Balance, May 29, 1999                      $100,779 $158,487  $211,207    ($1,743)   ($63,141)   ($  872)       $404,717
                                           ======== ========  ========    =======    ========    =======        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 29, 1999 AND MAY 30, 1998
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 27, 1999. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 29, 1999, and the results of operations and cash flows for the three months ended May 29, 1999 and May 30, 1998 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 29, 1999 and May 30, 1998 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the three months ended May 30, 1998 have been modified to conform with the May 29, 1999 method of presentation.

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

      Net income per share for the three months ended May 29, 1999 and May 30, 1998 are calculated as follows:

                                                        Three Months Ended
                                                       May 29,      May 30,
                                                        1999         1998
                                                       -------      -------
                                                       (in thousands except
                                                        per share amounts)

Net income                                             $12,645      $15,501
Assumed conversion of 5 3/4% subordinated
   notes:
     Plus interest and debt issue costs,
       net of tax                                          670          838
                                                       -------      -------
 Diluted net income                                    $13,315      $16,339
                                                       =======      =======
 Average shares outstanding during period:
   Basic                                                96,268      100,936
     Plus assumed exercise of stock options                649        1,621
     Plus assumed conversion of 5 3/4%
     subordinated notes to common stock                  8,246       10,489
                                                       -------      -------
   Diluted                                             105,163      113,046
                                                       =======      =======
 Net income per share:
     Basic                                                $.13         $.15
                                                          ====         ====
     Diluted                                              $.13         $.14
                                                          ====         ====

Note 2 - Comprehensive income

     The components of comprehensive income, net of related tax, for the three months ended May 29, 1999 and May 30, 1998 are as follows:

                                                        Three Months Ended
                                                       May 29,      May 30,
                                                        1999         1998
                                                       -------      -------
                                                           (in thousands)


Net income                                             $12,645      $15,501
Foreign currency translation adjustments                   107         (207)
                                                       -------      -------
   Comprehensive income                                $12,752      $15,294
                                                       =======      =======

Note 3 - Impact of new accounting standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires the Company to record all derivatives as assets or liabilities on the balance sheet at fair value. This statement is effective for years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." This new statement defers the effective date of SFAS No. 133 until years beginning after June 15, 2000. The Company is analyzing the implementation requirements and does not anticipate that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated balance sheets or statements of operations, shareholders' equity and cash flows.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

General
-------

     Pier 1 Imports, Inc. ("the Company") is North America's largest specialty retailer of imported decorative home furnishings, including furniture, dining and kitchen goods, bath and bedding accessories and other related items for the home. While the broad categories of merchandise remains relatively constant, individual products within these categories change frequently in order to meet customer demands. The Company has over 800 retail locations in 47 states, Puerto Rico, Canada, the United Kingdom, Mexico and Japan with merchandise directly imported from over 60 countries around the world.

Results of Operations
---------------------

     Net sales for the first quarter of fiscal 2000 were $261.0 million, a 4.2% increase over $250.5 million for the same period in fiscal 1999. Same-store sales for the first quarter of fiscal 2000 were flat compared to the first quarter of fiscal 1999. The growth in net sales was primarily due to a net increase of 46 North American stores at the end of the first quarter of fiscal 2000 compared to the end of the first quarter of fiscal 1999. The Company opened 12 new stores and closed nine stores in North America during the first quarter of fiscal 2000, bringing the North American store count to 755 at the end of the quarter. Stores worldwide, including North America, Puerto Rico, Canada, the United Kingdom, Mexico and Japan, totaled 801 at the fiscal 2000 first quarter-end.

     Net sales on the Company's proprietary credit card totaled $70.2 million for the first quarter of fiscal 2000, an increase of $4.3 million, or 6.5%, over the same period of fiscal 1999. For the first quarter of fiscal 2000, proprietary credit card sales accounted for 28.8% of total U.S. store sales, an increase from 28.3% for the first quarter of fiscal 1999. For the first three months of fiscal 2000, proprietary credit card customers spent an average of $149 per transaction, a 7.2% increase over last year's $139 per transaction. The Company continues to encourage sales on its proprietary credit card through marketing promotions targeted to cardholders.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, was 42.2% for the first quarter of fiscal 2000 compared to 43.8% for the first quarter of fiscal 1999. The decrease in gross profit was the result of a decrease in merchandise margins and an increase in store occupancy expenses. Merchandise margins, as a percentage of sales, decreased 0.4% to 56.5% for the first quarter of fiscal 2000 primarily as a result of the Company's new value pricing strategy that reduced prices on selected merchandise items. The Company initiated the new value pricing strategy at the beginning of the first quarter of fiscal 2000. Store occupancy costs, as a percentage of sales, increased to 14.3% during the first three months of fiscal 2000 from 13.1% for the comparable period of fiscal 1999. This increase in store occupancy expense is primarily due to a sale-leaseback transaction in the second quarter of fiscal 1999 in which the Company sold and now leases 25 store properties it previously owned. These sale-leaseback transactions resulted in a reduction in depreciation expense and an increase in rent expense on those stores.

     As a percentage of sales, selling, general and administrative expenses, including marketing, decreased to 30.4% in the first quarter of fiscal 2000 from 30.5% in the first quarter of the prior year. In total dollars, expenses for the first quarter of fiscal 2000 were $3.1 million higher than the year earlier period. This increase was largely related to expenses that normally grow proportionately with sales and net new stores, such as store compensation, equipment rental, supplies and marketing. The most significant increase in these variable costs was the additional marketing expenses associated with the Company's introduction of a new advertising campaign. This campaign increased television exposure and features an updated message, "So many reasons to love Pier 1." The Company also expanded its previous magazine coverage to include general interest magazines in addition to shelter magazines.

     Depreciation and amortization expense for the first quarter of fiscal 2000 was $9.3 million, or 3.6% of sales, compared to $7.0 million, or 2.8% of sales, for the same period a year earlier. The increased depreciation and amortization expense was attributable to the large investments in capital expenditures during fiscal 1999 that included replacement of leased store point of sale equipment with purchased equipment. Partially offsetting the increased expense was a reduction of depreciation expense on the 25 store properties that the Company sold and leased back in fiscal 1999.

     Operating income decreased $4.9 million, or 18.7%, to $21.5 million for the first quarter of fiscal 2000 compared to $26.4 million in the first quarter of fiscal 1999.

     During the first quarter of fiscal 2000, net interest expense was $1.4 million, which is consistent with the year earlier period. Interest and investment income decreased $0.4 million as a result of lower cash balances and short-term investments, while interest expense decreased $0.4 million due to the repurchase of $18.3 million of the Company's outstanding 5 3/4% convertible subordinated notes in the third quarter of fiscal 1999.

     The Company's effective income tax rate for fiscal 2000 is estimated at 37%, compared to 38% recorded in the first quarter of fiscal 1999. The reduction in the tax rate is attributed to a reduction in state income taxes.

     Net income for the first quarter of fiscal 2000 was $12.6 million, or $.13 per share on a diluted basis, compared to net income of $15.5 million, or $.14 per share on a diluted basis, for the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

     For the first quarter of fiscal 2000, net cash provided by operating activities was $26.1 million, an increase of $12.7 million from the year earlier period. Net cash provided by operating activities was primarily the result of net income (adjusted for non-cash and non-operating related items) of $25.1 million and reduced inventories of $10.7 million. The reduction in inventory levels was primarily a result of the Company's focus on effective inventory management. Partially offsetting these increases in operating cash flow was a $10.8 million reduction in accounts payable. Other operating activities provided cash of $1.1 million.

     During the quarter, net cash used in investing activities aggregated $10.3 million. New store openings and the Company's continued remodeling and remerchandising programs were the primary uses of capital expenditures which totaled $14.3 million for the quarter. Partially offsetting these expenditures was a decrease in the beneficial interest of securitized receivables of $3.7 million and net proceeds from disposition of properties of $0.3 million.

     Net cash used in financing activities totaled $9.0 million for the first quarter of fiscal 2000. The Company paid cash dividends totaling $2.9 million, or $.03 per share, and purchased 1,285,900 shares of the Company's outstanding common stock in open market transactions, for a total of $10.8 million. Additionally, the Company's subsidiary in the United Kingdom borrowed $3.2 million under a long-term credit facility to finance its operations. Other financing activities, primarily the exercise of stock options, provided cash of $1.5 million.

     The Company expects working capital requirements will continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank facilities consist of a five-year $125 million credit facility, all of which was available at the end of the first quarter, other short-term (12-month) bank facilities used principally for the issuance of letters of credit totaling $146.2 million, of which $78.4 was available at the end of the first quarter, and other long-term bank facilities of $32.8 million, of which $0.8 million was available at the end of the first quarter. At the end of the first quarter of fiscal 2000, the Company's current ratio was 3.1 to 1 compared to 2.9 to 1 at the end of fiscal 1999.

     The Company's minimum operating lease commitments remaining for fiscal 2000 are $108.7 million. The present value of total existing minimum operating lease commitments is $534.3 million. The Company expects to fund these commitments from operating cash flow.

     In June 1999, the Company declared a cash dividend of $.03 per share payable on August 18, 1999 to shareholders of record on August 4, 1999. The Company currently expects to continue to pay cash dividends in fiscal 2000 but to retain most of its future earnings for expansion of the Company's business.

     Management believes the funds provided from operations, coupled with the Company's cash position, available lines of credit and sales of its proprietary credit card receivables, will sustain current growth plans.

Impact of Year 2000 Issue
-------------------------

     The Company has a comprehensive plan to address the risks associated with the Year 2000 issue, which arises when computers or embedded computer chips are unable to distinguish the proper century associated with a two-digit year in a date. The Company's Year 2000 project has been divided into five phases: 1) awareness, 2) assessment, 3) renovation, 4) validation and
5) implementation. The awareness phase is complete and all remaining phases are underway, as discussed below.

Assessment. The Company has completed its assessment of all internal technology, which includes hardware and software components. The Company has thus far identified no significant risks associated with embedded chips in non-computer equipment for which it is responsible. Assessment of the compliance status of the Company's high and medium risk vendors and service providers is in progress and will continue throughout the project. Satisfactory responses have been received from over 70% of such vendors and providers.

Renovation. Remediation or replacement of the Company's mission critical software applications is more than 90% complete, and most redediated applications are running in production. Remediation of hardware, operating systems, and utility, database and other programs is essentially complete except for upgrades of personal computers in remote offices. The Company expects to complete these upgrades in the second quarter of fiscal 2000.

Validation and Implementation. The Company's usual validation procedure puts remediated or certified-compliant versions of its software applications into production, after which the Company conducts future-date testing in a special technology environment set up for that purpose. For mission critical applications, the Company is conducting testing for all future dates deemed to be at risk, even if the application is certified by the vendor to be Year 2000 compliant. Testing of some applications is complete; the Company expects to complete all such testing in the third quarter of fiscal 2000.

     The Company will test certain processes involving technology owned by third parties during the second and third quarters of fiscal 2000.

Contingency Plans. The Company is developing contingency plans to address possible failures that would impede the normal flow of its business processes. These plans address the Company's internal technology, vendors and service providers. The Company has had difficulty obtaining information concerning compliance in some foreign countries. The Company's risk from vendors and service providers is mitigated somewhat by the broad geographic dispersion of its physical facilities and vendors and by the large number of alternative sources of supply for its merchandise categories. Material adverse consequences, however, could occur from Year 2000 failures beyond the Company's control. These include:

       * widespread or long-term failures of telecommunications, electric or water services,

       * failure of the Company's credit card processors to provide services,

       * inability of ports and customs authorities to process imports and exports, or

       * failure of domestic and ocean transportation services.

     The Company does not believe any of these events to be reasonably likely to occur, but occurrences in varying degrees could result in interruption of store and distribution operations, delays in delivery of goods and reductions in cash inflows and revenues. The Company continues to develop contingency plans to address sporadic or short-term interruptions in services, particularly in locations of greatest exposure, such as headquarters, centralized data processing facilities and distribution centers.

     As part of its contingency plans, the Company is addressing mission critical systems of its business. It is designing contingency plans to mitigate serious disruptions to the business beyond December 31, 1999 and will focus on the operation of the Company's business independent of third-party service providers' Year 2000 compliance. Contingency plans currently provide for maintaining increased inventory to meet customer demands, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. The Company expects to finalize the contingency plans by the end of the third quarter of fiscal 2000.

Costs. The Company intends to continue to rely primarily on internal resources for renovation and validation of its computer systems, with support from consultants and contractors. In the first quarter of fiscal 2000, the Company incurred costs totaling $0.7 million related to Year 2000 assessment, remediation, and testing. Costs incurred prior to fiscal 2000 totaled approximately $3.0 million. The Company also accelerated approximately $10.1 million in planned capital purchases as a result of Year 2000 issues. Remaining remediation costs are not expected to exceed $3.5 million over the next nine months, approximately 30% to 40% of which represents ongoing budgeted salaries to be paid to existing employees. Significant utilization of outside resources beyond what is included in the Company's project plan, although not expected, could cause remediation costs to increase above these estimates. The Company's plan provides for internal compliance and completed testing of all significant systems by the third quarter of fiscal 2000.

     The Company expects to fund all expenditures related to its Year 2000 readiness initiatives through cash flow from operations. These expenditures are not expected to have an adverse effect on other operating or investment plans.

Forward-looking Statements
--------------------------

     Except for historical information contained herein, certain matters discussed in this quarterly report may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended February 27, 1999, as filed with the Securities and Exchange Commission.

Impact of Inflation
-------------------

     Inflation has not had a significant impact on the operations of the Company.

                                   PART II
                                   -------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

              The Annual Meeting of Shareholders of the Company was held June 24, 1999 for the purpose of electing six (6) Directors to hold office until the next Annual Meeting of Shareholders and to vote on the proposed Pier 1 Imports, Inc. 1999 Stock Plan. The result of these votes follows:

                                 Director Election
                                 -----------------

             Director                     FOR          WITHHELD
             --------                     ---          --------

         Marvin J. Girouard            84,162,106       573,840
         John H. Burgoyne              84,138,183       597,763
         Michael R. Ferrari            84,115,777       620,169
         James M. Hoak, Jr.            84,175,227       560,719
         Sally F. McKenzie             84,088,459       647,487
         Tom M. Thomas                 84,151,933       584,013

         Proposed Pier 1 Imports, Inc. 1999 Stock Plan
         ---------------------------------------------

            FOR        AGAINST     ABSTAINED     BROKER NON-VOTES
            ---        -------     ---------     ----------------

         51,233,190   8,319,101     326,936         24,856,719


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

                                PIER 1 IMPORTS, INC. (Registrant)



Date: July 13, 1999         By: /s/ Marvin J. Girouard
      -------------             -----------------------------------------
                                Marvin J. Girouard, Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)



Date: July 13, 1999         By: /s/ Stephen F. Mangum
      -------------             -----------------------------------------
                                Stephen F. Mangum, Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------

27              Financial Data Schedule for Three-Month Period ended May 29,
                1999.