Form 10-Q
period 1999-08-28
PIER 1 IMPORTS INC/DE
filed 1999-10-12
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 28, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Shares outstanding as of October 5, 1999
-----------------------------      ----------------------------------------
Common Stock, $1.00 par value                     96,680,916

                                   PART I
                                   ------

Item 1.  Financial Statements.
         --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                    Three Months Ended    Six Months Ended
                                   Aug. 28,   Aug. 29,   Aug. 28,   Aug. 29,
                                     1999       1998       1999       1998
                                   --------   --------   --------   --------
Net sales                          $291,787   $281,489   $552,789   $531,997

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)      178,575    163,421    329,494    304,242
  Selling, general and
   administrative expenses           83,474     82,199    162,827    158,489
  Depreciation and amortization       9,856      6,553     19,133     13,549
                                   --------   --------   --------   --------
                                    271,905    252,173    511,454    476,280
                                   --------   --------   --------   --------
     Operating income                19,882     29,316     41,335     55,717

Nonoperating (income) and expenses:
  Interest and investment income       (703)      (909)    (1,026)    (1,639)
  Interest expense                    1,718      2,064      3,423      4,192
                                   --------   --------   --------   --------
                                      1,015      1,155      2,397      2,553
                                   --------   --------   --------   --------
     Income before income taxes      18,867     28,161     38,938     53,164

Provision for income taxes            6,981     10,700     14,407     20,202
                                   --------   --------   --------   --------
Net income                         $ 11,886   $ 17,461   $ 24,531   $ 32,962
                                   ========   ========   ========   ========
Net income per share:
   Basic                               $.12       $.18       $.25       $.33
                                       ====       ====       ====       ====
   Diluted                             $.12       $.17       $.25       $.31
                                       ====       ====       ====       ====
Average shares outstanding during
 period:
   Basic                             96,333     98,314     96,300     99,164
                                    =======    =======    =======    =======
   Diluted                          104,912    110,414    105,037    111,110
                                    =======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)

                                                   August 28,   February 27,
                                                      1999          1999
                                                   ----------   ------------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash, including temporary investments of $14,953
   and $32,434, respectively                        $ 27,315      $ 41,945
  Accounts receivable, net                             7,586         9,060
  Inventories                                        257,599       258,773
  Prepaid expenses and other current assets           79,488        72,165
                                                    --------      --------
     Total current assets                            371,988       381,943

Properties, net                                      233,420       226,262
Other assets                                          43,527        45,786
                                                    --------      --------
                                                    $648,935      $653,991
                                                    ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
   debt                                             $     --      $    350
  Accounts payable and accrued liabilities           123,974       129,482
                                                    --------      --------
     Total current liabilities                       123,974       129,832

Long-term debt                                        85,104        96,008
Other non-current liabilities                         25,015        24,257

Shareholders' equity:
  Common stock, $1.00 par, 500,000,000 shares
   authorized, 100,779,000 issued                    100,779       100,779
  Paid-in capital                                    158,013       159,631
  Retained earnings                                  220,193       201,457
  Cumulative other comprehensive income               (1,801)       (1,850)
  Less - 4,150,000 and 3,107,000 common shares in
   treasury, at cost, respectively                   (61,785)      (54,654)
  Less - unearned compensation                          (557)       (1,469)
                                                    --------      --------
                                                     414,842       403,894
                                                    --------      --------
                                                    $648,935      $653,991
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                        Six Months Ended
                                                    August 28,    August 29,
                                                       1999          1998
                                                    ----------    ----------

Cash flow from operating activities:
Net income                                            $24,531       $32,962
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                       19,133        13,549
   Deferred taxes and other                             5,136        (1,581)
   Change in cash from:
     Inventories                                        1,174       (29,849)
     Accounts receivable and other current assets      (5,073)          380
     Accounts payable and accrued expenses             (4,049)        4,302
     Other assets, liabilities, and other, net         (1,243)        1,634
                                                      -------       -------
       Net cash provided by operating activities       39,609        21,397
                                                      -------       -------
Cash flow from investing activities:
  Capital expenditures                                (28,190)      (48,369)
  Proceeds from disposition of properties                 483        33,455
  Net cost from disposition of Sunbelt Nursery
   Group, Inc. properties                                (244)         (344)
  Beneficial interest in securitized receivables         (887)        1,968
                                                      -------       -------
     Net cash used in investing activities            (28,838)      (13,290)
                                                      -------       -------
Cash flow from financing activities:
  Cash dividends                                       (5,795)       (5,680)
  Purchases of treasury stock                         (10,763)      (51,909)
  Proceeds from stock options exercised, stock
   purchase plan and other, net                         2,349         2,983
  Repayments of long-term debt                        (14,400)         (350)
  Net proceeds from issuance of long-term debt          3,208            --
                                                      -------       -------
     Net cash used in financing activities            (25,401)      (54,956)
                                                      -------       -------
Change in cash and cash equivalents                   (14,630)      (46,849)
Cash and cash equivalents at beginning of period       41,945        80,729
                                                      -------       -------
Cash and cash equivalents at end of period            $27,315       $33,880
                                                      =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 28, 1999
                                                (In thousands except per share data)
                                                             (Unaudited)
                                                                        Cumulative
                                                                           Other                                 Total
                                           Common   Paid-in   Retained Comprehensive  Treasury   Unearned    Shareholders'
                                            Stock   Capital   Earnings     Income      Stock   Compensation      Equity
                                           -------- --------  -------- ------------- --------- ------------- -------------
Balance, February 27, 1999                 $100,779 $159,631  $201,457    ($1,850)   ($54,654)   ($1,469)       $403,894
                                                                                                                --------
Comprehensive income:

 Net income                                                     24,531                                            24,531

 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                     49                                     49
                                                                                                                --------
Comprehensive income                                                                                              24,580
                                                                                                                --------
Purchases of treasury stock                                                           (10,763)                   (10,763)

Restricted stock grant and amortization                  709                           (1,392)       912             229

Stock purchase plan, exercise of stock
 options and other                                    (2,327)                           5,024                      2,697

Cash dividends, declared or paid ($.06
 per share)                                                     (5,795)                                           (5,795)
                                           -------- --------  --------    -------    --------    -------        --------
Balance, August 28, 1999                   $100,779 $158,013  $220,193    ($1,801)   ($61,785)   ($  557)       $414,842
                                           ======== ========  ========    =======    ========    =======        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998
                                 (Unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 27, 1999. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 28, 1999, and the results of operations and cash flows for the three and six months ended August 28, 1999 and August 29, 1998 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 28, 1999 and August 29, 1998 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the six months ended August 29, 1998 have been modified to conform with the August 28, 1999 method of presentation.

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

      Net income per share for the three and six months ended August 28, 1999 and August 29, 1998 are calculated as follows (in thousands except per share amounts):

                                    Three Months Ended    Six Months Ended
                                   Aug. 28,   Aug. 29,   Aug. 28,   Aug. 29,
                                     1999       1998       1999       1998
                                   --------   --------   --------   --------

Net income                          $11,886    $17,461    $24,531    $32,962
Assumed conversion of 5 3/4%
  subordinated notes:
    Plus interest and debt issue
      costs, net of tax                 638        838      1,307      1,676
                                    -------    -------    -------    -------
Diluted net income                  $12,524    $18,299    $25,838    $34,638
                                    =======    =======    =======    =======

Average shares outstanding during
  period:
    Basic                            96,333     98,314     96,300     99,164
      Plus assumed exercise of
        stock options                   724      1,621        686      1,467
      Plus assumed conversion of
        5 3/4% subordinated notes
        to common stock               7,855     10,479      8,051     10,479
                                    -------    -------    -------    -------
    Diluted                         104,912    110,414    105,037    111,110
                                    =======    =======    =======    =======
Net income per share:
    Basic                              $.12       $.18       $.25       $.33
                                       ====       ====       ====       ====
    Diluted                            $.12       $.17       $.25       $.31
                                       ====       ====       ====       ====

Note 2 - Comprehensive income

     The components of comprehensive income, net of related tax, for the three and six months ended August 28, 1999 and August 29, 1998 are as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                   Aug. 28,   Aug. 29,   Aug. 28,   Aug. 29,
                                     1999       1998       1999       1998
                                   --------   --------   --------   --------

Net income                          $11,886    $17,461    $24,531    $32,962
Foreign currency translation
  adjustments                           (58)      (208)        49       (415)
                                    -------    -------    -------    -------
    Comprehensive income            $11,828    $17,253    $24,580    $32,547
                                    =======    =======    =======    =======

Note 3 - Repurchase of long-term debt

     In August 1999, the Company repurchased and retired $14.1 million principal amount of its 5 3/4% convertible subordinated notes due 2003 for $13.8 million in cash. These repurchases were made by the Company in open market transactions at an average price of 98.3% of par. The Company utilized its excess operating funds to repurchase the outstanding debt.

Note 4 - Impact of new accounting standard

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

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

General

     Pier 1 Imports, Inc. ("the Company") is North America's largest specialty retailer of imported decorative home furnishings, including furniture, dining and kitchen goods, bath and bedding accessories and other related items for the home. While the broad categories of merchandise remain relatively constant, individual products within these categories change frequently in order to meet customer demands. The Company has over 800 retail locations in 48 states, Puerto Rico, Canada, the United Kingdom, Mexico and Japan with merchandise directly imported from over 60 countries around the world.

Results of Operations

     The Company recorded net sales of $291.8 million for the second quarter of fiscal 2000, a 3.7% increase over the second quarter of fiscal 1999. Net sales were $552.8 million for the first six months of fiscal 2000, an increase of 3.9% over the first six months of fiscal 1999. Same-store sales decreased 1.8% for the second quarter of fiscal 2000 and decreased 1.2% for the first six months of fiscal 2000, compared to the year earlier periods. The growth in net sales was largely the result of a net increase of 39 new North American stores as of the end of the second quarter of fiscal 2000 compared to the end of the second quarter of fiscal 1999. Late shipments of basic merchandise items contributed to the decline in same-store sales in the second quarter. Additionally, reduced customer traffic compared to the year earlier period weakened same-store sales for the first six months of the fiscal year.

     Store openings continued as planned for the first six months of fiscal 2000. The Company opened 13 new stores and closed five stores in North America during the second quarter of fiscal 2000, bringing the North American store count to 763 at the end of the second quarter of fiscal 2000 compared to 724 stores a year earlier. Stores worldwide, including North America, Puerto Rico, the United Kingdom, Mexico and Japan, totaled 809 at the fiscal 2000 second quarter-end.

     Net sales on the Company's proprietary credit card totaled $147.4 million during the first six months of fiscal 2000, an increase of 4.6%, over proprietary credit card sales of $140.8 million for the same period of fiscal 1999. For the first six months of fiscal 2000, proprietary credit card sales accounted for 28.6% of total U.S. store sales, an increase from the 28.4% for the year earlier period. Proprietary credit card customers spent an average of $150 per transaction for the first six months of fiscal 2000, compared to $141 for the same period last year. The Company continues to encourage sales on its proprietary credit card through marketing promotions targeted to cardholders.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased 3.1% for the quarter, from 41.9% in fiscal 1999 to 38.8% in fiscal 2000. For the first six months of fiscal 2000, gross profit was 40.4% of sales, down from 42.8% of sales for the year earlier period. These decreases in gross profit were the result of lower merchandise margins along with increasing store occupancy costs, as a percentage of sales.

     Merchandise margins, as a percentage of sales, decreased 1.0% to 52.5% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The decrease in margins for the second quarter was largely due to more clearance and promotional markdowns coupled with fewer sales of full-priced merchandise items. Merchandise margins for the first six months of fiscal 2000 were 54.4% of sales, down from 55.1% of sales for the first six months of fiscal 1999. The heavier clearance and promotional markdowns in the second quarter of fiscal 2000 as well as the Company's new value pricing strategy introduced at the beginning fiscal 2000 resulted in the downward pressure on margins for the first half of this fiscal year. In April 1999, the Company began implementation of a new value pricing strategy geared toward reducing merchandise prices to a more competitive level, especially in the categories of decorative accessories and housewares. In response to consumer demand, prices were reduced on certain items already in stock. Additionally, the Company began to focus its buying strategy to include more merchandise at lower price points to meet the expectations of its customers, without sacrificing quality or style. Initial implementation of the value pricing strategy could take 12 to 18 months. The value pricing strategy along with an expected increase in overseas shipping freight rates may result in a slight decline of merchandise margins over the balance of the fiscal year and into the first quarter of fiscal 2001.

     Store occupancy costs, as a percentage of sales, increased 2.1% to 13.7% for the second quarter of fiscal 2000 and increased 1.7% to 14.0% for the first six months of fiscal 2000 compared to the same periods of fiscal 1999. These increases were partially due to a non-recurring gain of $2.7 million that was realized in the second quarter of fiscal 1999 as a result of the relinquishment of a real estate option. Excluding the non-recurring gain, store occupancy costs, as a percentage of sales, were 12.6% for the second quarter of fiscal 1999 and 12.8% for the first six months of fiscal 1999.
The remaining increases in store occupancy costs were primarily the result of a sale-leaseback transaction in the second quarter of fiscal 1999 of certain store properties previously owned by the Company. The sale leaseback transaction resulted in an increase in rent expense and a reduction in depreciation expense related to those store properties.

     Selling, general and administrative expenses, including marketing, as a percentage of sales, decreased 0.6% to 28.6% in the second quarter of fiscal 2000 and decreased 0.3% to 29.5% for the first six months of fiscal 2000 compared to the same periods a year earlier. In total dollars, selling, general and administrative expenses increased $1.3 million for the second quarter of fiscal 2000 and increased $4.3 million for the first six months of fiscal 2000 versus the comparable periods of fiscal 1999. Expenses that normally grow proportionately with sales and net new stores, such as store salaries, equipment rental, supplies and marketing increased by $1.9 million for the second quarter of fiscal 2000 and $6.4 million for the first six months of fiscal 2000. The most significant increase in these variable costs was the additional marketing expenses associated with the Company's introduction of a new advertising campaign. Partially offsetting the increased marketing expenses was a reduction in equipment rental expense. In fiscal 1999, the Company replaced leased point of sale equipment with purchased equipment, resulting in a decrease in equipment rental expense and an increase in depreciation expense. The offsetting improvements in fixed expenses of $0.6 million for the second quarter and $2.1 million for the first six months of fiscal 2000 were primarily a result of controls over expenses as well as a reduction in net credit card costs due to a favorable trend in bad debt losses.

     Depreciation and amortization expense for the second quarter of fiscal 2000 was $9.9 million, or 3.4% of sales, compared to $6.6 million, or 2.3% of sales, for the same period a year earlier. For the first six months of fiscal 2000, depreciation and amortization expense was $19.1 million, or 3.5% of sales, and for the same period last year was $13.5 million, or 2.5% of sales. These increases were primarily attributable to the large investment in capital expenditures during fiscal 1999, including the previously discussed purchase of point of sale equipment. Partially offsetting the increased expense was a reduction of depreciation expense on the store properties that the Company sold and leased back during the second quarter of fiscal 1999.

     Operating income decreased $9.4 million to $19.9 million during the second quarter of fiscal 2000 from $29.3 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, operating income decreased $14.4 million to $41.3 million compared to $55.7 million for the same period a year ago.

     Interest expense net of interest income remained relatively flat for the second quarter and first six months of fiscal 2000. Interest and investment income declined over comparable periods last year as a result of lower average cash and short-term investment balances. Offsetting the decline in interest income was a decline in interest expense due to the repurchase of $18.3 million of the Company's outstanding 5 3/4% convertible subordinated notes in the third quarter of fiscal 1999.

     The Company's effective income tax rate for fiscal 2000 is estimated at 37% compared to 38% recorded in the first half of fiscal 1999. The reduction in the tax rate was attributable to a reduction in state income tax expense.

     Net income for the second quarter of fiscal 2000 was $11.9 million, or $.12 per diluted share, compared to net income of $17.5 million, or $.17 per diluted share, for the second quarter of fiscal 1999. Net income for the first six months of fiscal 2000 was $24.5 million, or $.25 per diluted share, compared to net income of $33.0 million, or $.31 per diluted share, for the first six months of fiscal 1999.

Liquidity & Capital Resources

     As of August 28, 1999, net cash provided by operating activities was $39.6 million, an increase of $18.2 million from a year earlier. Net cash provided by operating activities was primarily the result of net income (adjusted for non-cash and non-operating related items) of $48.8 million. Operating cash flow during the first six months of fiscal 2000 increased by $1.2 million as a result of a reduction in inventory levels, which declined primarily due to late shipments of certain merchandise items in the second quarter of fiscal 2000. Partially offsetting these increases in operating cash flow were a $5.1 million increase in accounts receivable and other current assets, as well as a $4.1 million reduction in accounts payable and accrued expenses. Other operating activities reduced cash by $1.2 million.

     During the first six months of fiscal year 2000, net cash used in investing activities totaled $28.8 million. New store openings and the Company's remodeling and remerchandising programs were the primary reasons for capital expenditures totaling $28.2 million for the first six months of fiscal 2000. Additionally, changes to the beneficial interest in securitized receivables required $0.8 million. Partially offsetting these expenditures were net proceeds from the disposition of properties of $0.2 million.

     Net cash used in financing activities totaled $25.4 million for the first six months of the fiscal 2000. Fiscal year to date, the Company paid cash dividends totaling $5.8 million, or $.06 per share, and purchased 1,285,900 shares of the Company's outstanding common stock in open market transactions, for a total of $10.8 million. During the second quarter, the Company repurchased $14.1 million of its 5 3/4% convertible subordinated notes and repaid $0.3 million of other long-term debt. Cash flow increased as a result of the Company's subsidiary in the United Kingdom borrowing $3.2 million under a long-term credit facility to finance its operations. Other financing activities, primarily the exercise of stock options, provided cash of $2.4 million.

     The Company expects working capital requirements to continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank facilities consist of: a five-year $125 million credit facility, all of which was available at the end of the second quarter; other short-term (12 month) bank facilities used principally for the issuance of letters of credit totaling $146.2 million, of which $101.3 was available at the end of the second quarter; and other long-term bank facilities of $32.7 million, of which $0.8 million was available at the end of the second quarter. At the end of the second quarter of fiscal 2000, the Company's current ratio was 3.0 to 1 compared to 2.9 to 1 at the end of fiscal 1999.

     The Company's minimum operating lease commitments remaining for fiscal 2000 are $63.0 million. The present value of total existing minimum operating lease commitments is $517.7 million. The Company expects to fund these commitments from operating cash flow.

     In September 1999, the Company declared a cash dividend of $.03 per share payable on November 17, 1999 to shareholders of record on November 3, 1999. The Company currently expects to continue to pay cash dividends in fiscal 2000 but to retain most of its future earnings for expansion of the Company's business.

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

Assessment. The Company has completed its assessment of all internal technology, which includes hardware and software components. The Company has thus far identified no significant risks associated with embedded chips in non-computer equipment for which it is responsible. Assessment of the compliance status of the Company's high and medium risk vendors and service providers is in progress and will continue throughout the project. Satisfactory responses have been received from over 90% of such vendors and providers.

Renovation. Remediation or replacement of the Company's mission critical software applications is complete, and the remediated applications are running in production. Remediation of hardware, operating systems, databases and other programs is complete.

Validation and Implementation. The Company's usual validation procedure puts remediated or certified-compliant versions of its software applications into production, and then conducts future-date testing in a special technology environment set up for that purpose. For mission critical applications, the Company is conducting testing for all future dates deemed to be at risk, even if the application is certified by the vendor to be Year 2000 compliant. Testing of all mission critical applications is complete; the Company expects to complete testing of other applications in the third quarter of fiscal 2000.

     The Company will continue to test certain processes involving technology owned by third parties during the third quarter of fiscal 2000.

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

     The Company does not believe any of these events to be reasonably likely to occur, but occurrences in varying degrees could result in interruption of store and distribution operations, delays in delivery of goods and reductions in cash inflows and revenues. The Company continues to develop risk mitigation strategies and contingency plans to address sporadic or short-term interruptions in services, particularly in locations of greatest exposure, such as headquarters, centralized data processing facilities and distribution centers.

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

Costs. The Company intends to continue to rely primarily on internal resources for renovation and validation of its computer systems, with support from consultants and contractors. In the first six months of fiscal 2000, the Company incurred costs totaling $1.1 million related to Year 2000 assessment, remediation, and testing. Costs incurred prior to fiscal 2000 totaled approximately $3.0 million. The Company also accelerated approximately $10.1 million in planned capital purchases as a result of Year 2000 issues. Remaining remediation costs are not expected to exceed $3.1 million over the next six months, approximately 30% to 40% of which represents ongoing budgeted salaries to be paid to existing employees. Significant utilization of outside resources beyond what is included in the Company's project plan, although not expected, could cause remediation costs to increase above these estimates. The Company's plan provides for internal compliance and completed testing of all significant systems by the third quarter of fiscal 2000.

     The Company expects to fund all expenditures related to its Year 2000 readiness initiatives through cash flow from operations. These expenditures are not expected to have an adverse effect on other operating or investment plans.

Forward-looking Statements

     Except for historical information contained herein, certain matters discussed in this quarterly report may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended February 27, 1999, as filed with the Securities and Exchange Commission.

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

                            PIER 1 IMPORTS, INC. (Registrant)



Date: October 12, 1999      By: /s/ Marvin J. Girouard
      ----------------          -----------------------------------------
                                Marvin J. Girouard, Chairman of the Board
                                and Chief Executive Officer



Date: October 12, 1999      By: /s/ Charles H. Turner
      ----------------          -----------------------------------------
                                Charles H. Turner, Senior Vice President
                                and Chief Financial Officer and Treasurer



Date: October 12, 1999      By: /s/ Susan E. Barley
      ----------------          -----------------------------------------
                                Susan E. Barley, Vice President Finance
                                and Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------

10.1            1999 Stock Option Plan.

10.2            Forms of Director and Employee Stock Option Agreements.

27              Financial Data Schedule for Six-Month Period ended August 28,
                1999.