Form 10-Q
period 1999-11-27
PIER 1 IMPORTS INC/DE
filed 1999-12-30
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 27, 1999

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
Yes [ X ].  No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of December 20, 1999
-----------------------------      ------------------------------------------
Common Stock, $1.00 par value                     94,971,462

                                   PART I
                                   ------
Item 1.  Financial Statements.
         --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                       Nov. 27, Nov. 28,   Nov. 27, Nov. 28,
                                         1999     1998       1999     1998
                                       -------- --------   -------- --------
Net sales                              $298,223 $274,618   $851,012 $806,615

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)          172,194  150,524    501,688  454,766
  Selling, general and
   administrative expenses               88,339   82,995    251,166  241,484
  Depreciation and amortization          10,246    8,611     29,379   22,160
                                       -------- --------   -------- --------
                                        270,779  242,130    782,233  718,410
                                       -------- --------   -------- --------
     Operating income                    27,444   32,488     68,779   88,205

Nonoperating (income) and expenses:
  Interest and investment income           (198)    (248)    (1,224)  (1,887)
  Interest expense                        2,006    1,924      5,429    6,116
                                       -------- --------   -------- --------
                                          1,808    1,676      4,205    4,229
                                       -------- --------   -------- --------
     Income before income taxes          25,636   30,812     64,574   83,976

Provision for income taxes                9,485   11,715     23,892   31,917
                                       -------- --------   -------- --------
Net income                             $ 16,151 $ 19,097   $ 40,682 $ 52,059
                                       ======== ========   ======== ========
Net income per share:
  Basic                                    $.17     $.20       $.42     $.53
                                          =====     ====       ====     ====
  Diluted                                  $.16     $.19       $.41     $.50
                                          =====     ====       ====     ====
Average shares outstanding during
  period:
   Basic                                 96,295   97,021     96,299   98,450
                                        =======  =======    =======  =======
   Diluted                              103,242  107,050    104,439  109,760
                                        =======  =======    =======  =======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                   (In thousands except per share amounts)

                                                  November 27,  February 27,
                                                      1999          1999
                                                  ------------  ------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash, including temporary investments of $16,330
     and $32,434, respectively                      $ 34,392      $ 41,945
   Accounts receivable, net                            6,491         9,060
   Inventories                                       279,608       258,773
   Prepaid expenses and other current assets          91,079        72,165
                                                    --------      --------
       Total current assets                          411,570       381,943

Properties, net                                      217,067       226,262
Other assets                                          45,041        45,786
                                                    --------      --------
                                                    $673,678      $653,991
                                                    ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term
     debt                                           $     --      $    350
   Accounts payable and accrued liabilities          136,066       129,482
                                                    --------      --------
       Total current liabilities                     136,066       129,832

Long-term debt                                        84,107        96,008
Other non-current liabilities                         28,572        24,257

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
     authorized, 100,779,000 issued                  100,779       100,779
   Paid-in capital                                   156,558       159,631
   Retained earnings                                 233,453       201,457
   Cumulative other comprehensive income              (1,542)       (1,850)
   Less - 4,680,000 and 3,107,000 common shares in
     treasury, at cost, respectively                 (63,904)      (54,654)
   Less - unearned compensation                         (411)       (1,469)
                                                    --------      --------
                                                     424,933       403,894
                                                    --------      --------
                                                    $673,678      $653,991
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                      Nine Months Ended
                                                  November 27,  November 28,
                                                      1999          1998
                                                  ------------  ------------
Cash flow from operating activities:
   Net income                                        $40,682       $52,059
   Adjustments to reconcile to net cash provided by
     operating activities:
     Depreciation and amortization                    29,379        22,160
     Deferred taxes and other                          7,554            62
     Change in cash from:
       Inventories                                   (20,835)      (43,593)
       Accounts receivable and other current assets   (4,276)       (3,857)
       Accounts payable and accrued expenses           8,026         6,290
       Other assets, liabilities, and other, net      (3,159)        1,552
                                                     -------       -------
         Net cash provided by operating activities    57,371        34,673
                                                     -------       -------
Cash flow from investing activities:
   Capital expenditures                              (38,417)      (67,948)
   Proceeds from disposition of properties            19,001        35,967
   Beneficial interest in securitized receivables    (12,569)        5,072
                                                     -------       -------
         Net cash used in investing activities       (31,985)      (26,909)
                                                     -------       -------
Cash flow from financing activities:
   Cash dividends                                     (8,686)       (8,599)
   Purchases of treasury stock                       (15,273)      (65,777)
   Proceeds from stock options exercised, stock
     purchase plan and other, net                      3,263         4,006
   Repayments of long-term debt                      (16,278)      (18,665)
   Proceeds from issuance of long-term debt            4,035        29,000
                                                     -------       -------
         Net cash used in financing activities       (32,939)      (60,035)
                                                     -------       -------
Change in cash and cash equivalents                   (7,553)      (52,271)
Cash and cash equivalents at beginning of period      41,945        80,729
                                                     -------       -------
Cash and cash equivalents at end of period           $34,392       $28,458
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED NOVEMBER 27, 1999
                                               (In thousands except per share amounts)
                                                             (Unaudited)
                                                                        Cumulative
                                                                           Other                                 Total
                                            Common  Paid-in   Retained Comprehensive  Treasury   Unearned    Shareholders'
                                             Stock  Capital   Earnings     Income      Stock   Compensation      Equity
                                            ------- --------  -------- ------------- --------- ------------- -------------
Balance, February 27, 1999                 $100,779 $159,631  $201,457    ($1,850)   ($54,654)   ($1,469)       $403,894
                                                                                                                --------
Comprehensive income

 Net income                                                     40,682                                            40,682

 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                    308                                    308
                                                                                                                --------
Comprehensive income                                                                                              40,990
                                                                                                                --------
Purchases of treasury stock                                                           (15,273)                   (15,273)

Restricted stock grant and amortization                  709                           (1,392)     1,058             375

Stock purchase plan, exercise of stock
 options and other                                    (3,782)                           7,415                      3,633

Cash dividends, declared or paid ($.09
 per share)                                                     (8,686)                                           (8,686)
                                           -------- --------  --------    -------    --------    -------        --------
Balance, November 27, 1999                 $100,779 $156,558  $233,453    ($1,542)   ($63,904)   ($  411)       $424,933
                                           ======== ========  ========    =======    ========    =======        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 27, 1999
                            AND NOVEMBER 28, 1998
                                 (Unaudited)

     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 27, 1999. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 27, 1999, and the results of operations and cash flows for the three and nine months ended November 27, 1999 and November 28, 1998 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 27, 1999 and November 28, 1998 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the nine months ended November 28, 1998 have been modified to conform with the November 27, 1999 method of presentation.

Note 1 - Net income per share

     Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible securities. To determine diluted net income, interest and amortization of debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

     Net income per share for the three and nine months ended November 27, 1999 and November 28, 1998 are calculated as follows (in thousands except per share data):

                                       Three Months Ended  Nine Months Ended
                                        Nov. 27, Nov. 28,  Nov. 27, Nov. 28,
                                          1999     1998      1999     1998
                                        -------- --------  -------- --------

Net income                               $16,151  $19,097   $40,682  $52,059
Assumed conversion of 5 3/4%
 subordinated notes:
   Plus interest and amortization of
     debt issue costs, net of tax            526      748     1,834    2,424
                                         -------  -------   -------  -------
Diluted net income                       $16,677  $19,845   $42,516  $54,483
                                         =======  =======   =======  =======
Average shares outstanding during period:
 Basic                                    96,295   97,021    96,299   98,450
   Plus assumed exercise of stock
     options                                 467      669       613    1,201
   Plus assumed conversion of 5 3/4%
     subordinated notes to common stock    6,480    9,360     7,527   10,109
                                         -------  -------   -------  -------
 Diluted                                 103,242  107,050   104,439  109,760
                                         =======  =======   =======  =======
Net income per share:
 Basic                                      $.17     $.20      $.42     $.53
                                            ====     ====      ====     ====
 Diluted                                    $.16     $.19      $.41     $.50
                                            ====     ====      ====     ====

Note 2 - Comprehensive income

     The components of comprehensive income, net of related tax, for the three and nine months ended November 27, 1999 and November 28, 1998 are as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                        Nov. 27, Nov. 28,  Nov. 27, Nov. 28,
                                          1999     1998      1999     1998
                                        -------- --------  -------- --------

Net income                               $16,151  $19,097   $40,682  $52,059
Foreign currency translation adjustments     259      (41)      308     (456)
                                         -------  -------   -------  -------
 Comprehensive income                    $16,410  $19,056   $40,990  $51,603
                                         =======  =======   =======  =======

Note 3 - Repurchases of long-term debt

     As of November 27, 1999, the Company had repurchased and retired $15.9 million principal amount of its 5 3/4% convertible subordinated notes due 2003 for $15.6 million in cash. These repurchases were made by the Company in an open market transaction at an average price of 98.2% of par.
Subsequent to the end of the third quarter, the Company repurchased and retired an additional $12.6 million principal amount of its 5 3/4% convertible subordinated notes due 2003 for $12.7 million in cash. These repurchases were also made in open market transactions at an average price of 99.7% of par. No significant gains or losses were recognized on these purchases. The Company utilized its excess operating funds to repurchase the outstanding debt.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

General

     Pier 1 Imports, Inc. ("the Company") is North America's largest specialty retailer of imported decorative home furnishings, including furniture, dining and kitchen goods, bath and bedding accessories and other related items for the home. While the broad categories of merchandise remain relatively constant, individual products within these categories change frequently in order to meet consumer demands. The Company has over 800 retail locations in 48 states, Puerto Rico, Canada, the United Kingdom, Mexico and Japan with merchandise directly imported from over 60 countries around the world.

Results of Operations

     Net sales for the third quarter of fiscal 2000 grew 8.6% to $298.2 million from $274.6 million a year earlier. Same-store sales for the third quarter of fiscal 2000 increased 2.8% over the comparable period of fiscal 1999. Net sales for the first nine months of fiscal 2000 were $851.0 million, up 5.5% from last year's $806.6 million. Same-store sales for the first nine months of fiscal 2000 remained flat compared to the same period last year. The growth in net sales was largely the result of a net increase of 36 new North American stores as of the end of the third quarter of fiscal 2000 compared to the end of the third quarter of fiscal 1999. Contributing to the overall growth in net sales, same-store sales were up for the third quarter primarily as a result of the positive response received from customers on the Company's current merchandise mix as well as pricing shifts that were initiated earlier in the fiscal year. The Company began implementation of a new value pricing strategy geared toward reducing prices on approximately 15% of products in the stores, especially in the categories of decorative accessories and housewares. Additionally, the Company began focusing its buying strategy to include more basic merchandise with competitive price points, without sacrificing quality or style. The results of the Company-initiated value pricing strategy have been positive. The Company expects the full implementation of this strategy to take 12 to 18 months from the initial steps, which began in April 1999.

     Store openings continued as planned during the first nine months of fiscal 2000. The Company opened 28 new stores and closed four stores in North America during the third quarter of fiscal 2000. The North American store count at the end of the third quarter of fiscal 2000 was 787 compared to 751 a year earlier. Stores worldwide, including North America, Puerto Rico, the United Kingdom, Mexico and Japan, totaled 836 at the fiscal 2000 third quarter-end.

     Net sales on the Company's proprietary credit card totaled $225.6 million during the first nine months of fiscal 2000, an increase of 7.1% over sales of $210.6 million for the same period of fiscal 1999. For the first nine months of fiscal 2000, proprietary credit card sales accounted for 28.5% of total U.S. store sales, an increase from 28.0% for the year earlier period. Proprietary credit card customers spent an average of $150 per transaction for the first nine months of fiscal 2000, compared to $141 per transaction for the same period last year. The Company continues to encourage sales on its proprietary credit card through marketing promotions targeted to cardholders.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased 2.9% from 45.2% to 42.3% for the third quarter of fiscal 2000 and decreased 2.6% of sales from 43.6% to 41.0% for the first nine months of fiscal 2000 compared to the same periods a year earlier. The decrease in gross profit for the third quarter and the first nine months of fiscal 2000 resulted from lower merchandise margins coupled with an increase in store occupancy costs.

     Merchandise margins, as a percentage of sales, decreased 2.5% to 55.9% in the third quarter of fiscal 2000 compared to the same period last year. Merchandise margins for the first nine months of fiscal 2000 were 54.9% of sales, down 1.3% from the first nine months of fiscal 1999. The decline in merchandise margins for the quarter and first nine months of fiscal 2000 was primarily due to higher ocean freight rates than the year earlier periods. The third quarter merchandise margins were further reduced by stronger sales of furniture, which have slightly lower margins. Additionally, the Company's new value pricing strategy introduced at the beginning of fiscal 2000 resulted in lower margins for both the three- and nine-month periods of fiscal 2000 compared to the same periods of fiscal 1999. The Company expects merchandise margins to continue to experience downward pressure over the remainder of the fiscal year and into the first half of fiscal 2001 due to the continuation of the value pricing initiatives and the increases in overseas shipping freight rates.

     Store occupancy costs, as a percentage of sales, increased 0.4% to 13.6% for the third quarter of fiscal 2000 and increased 1.3% of sales to 13.9% for the first nine months of fiscal 2000 compared to the same periods of fiscal 1999. During the third quarter of fiscal 2000, the Company sold 12 store properties and simultaneously entered into leases on these properties. This sale-leaseback transaction increased rental expense for the third quarter, which was slightly offset by a reduction in depreciation expense. When compared to the year earlier period, year to date store occupancy costs as a percentage of sales increased due to a non-recurring gain of $2.7 million that was realized in the second quarter of fiscal 1999 as a result of the relinquishment of a real estate option. Excluding the non-recurring gain, store occupancy costs, as a percentage of sales, were 12.9% for the first nine months of fiscal 1999. A sale-leaseback transaction in the second quarter of fiscal 1999 of 25 store properties was the primary reason for the comparative increase in store occupancy costs for the nine-month period of fiscal 2000.

     As a percentage of sales, selling, general and administrative expenses, including marketing, decreased 0.6% to 29.6% in the third quarter of fiscal 2000 and decreased 0.4% of sales to 29.5% for the first nine months of fiscal 2000 compared to the same periods a year earlier. In total dollars, selling, general and administrative expenses increased $5.3 million for the third quarter of fiscal 2000 and increased $9.7 million for the first nine months of fiscal 2000 versus the comparable periods of fiscal 1999. Expenses that normally vary proportionately with sales and net new stores, such as store salaries, equipment rental, supplies and marketing, increased $3.1 million for the third quarter of fiscal 2000 and $8.4 million for the first nine months of fiscal 2000 versus the comparable periods of fiscal 1999.
Increased marketing expenses for the three- and nine-month periods were offset by well-controlled store salaries and supplies expenses. Additionally in fiscal 1999, the Company replaced leased point of sale equipment with purchased equipment, resulting in a decrease in equipment rental expense and an increase in depreciation expense. All other selling, general and administrative expenses increased $2.2 million for the third quarter of fiscal 2000 and $1.3 million for the first nine months of fiscal 2000 over the same periods last year. These increases were largely the result of a non-recurring credit of $1.8 million for a settlement received in the third quarter of fiscal 1999 on a previously deemed uncollectible receivable.
Other expenses, such as non-store salaries, increased slightly for the third quarter and first nine months, but were partially offset by expense controls and a reduction in net credit card costs.

     Depreciation and amortization expense for the third quarter of fiscal 2000 was $10.2 million, or 3.4% of sales, compared to $8.6 million, or 3.1% of sales, for the same period a year earlier. For the first nine months of fiscal 2000, depreciation and amortization expense was $29.4 million, or 3.5% of sales, and for the same period last year was $22.2 million, or 2.7% of sales. These increases were primarily attributable to investments in capital expenditures during fiscal 1999, including the previously discussed purchase of point of sale equipment. Partially offsetting the increased expense was a reduction of depreciation expense on the store properties that the Company sold and leased back during the second quarter of fiscal 1999 and the third quarter of fiscal 2000.

     Operating income decreased $5.1 million to $27.4 million during the third quarter of fiscal 2000 from $32.5 million in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, operating income decreased $19.4 million to $68.8 million compared to $88.2 million for the same period a year ago.

     Net interest expense remained relatively flat for the third quarter and first nine months of fiscal 2000. Interest and investment income declined as a result of lower average cash balances and short-term investments coupled with lower average interest rates. Offsetting the decline in interest income was a decline in interest expense due to the repurchases of the Company's outstanding 5 3/4% convertible subordinated notes of $15.9 million in the second and third quarters of fiscal 2000 and $18.3 million in the third quarter of fiscal 1999.

     The Company's effective income tax rate for fiscal 2000 is estimated at 37% compared to 38% recorded in the first nine months of fiscal 1999. The decline in the tax rate was attributable to a reduction in state income tax expense.

     Net income for the third quarter of fiscal 2000 was $16.2 million, or $.16 per share on a diluted basis, compared to net income of $19.1 million, or $.19 per share on a diluted basis, for the third quarter of fiscal 1999. Net income for the first nine months of fiscal 2000 was $40.7 million, or $.41 per share on a diluted basis, compared to net income of $52.1 million, or $.50 per share on a diluted basis, for the first nine months of fiscal 1999.

Liquidity and Capital Resources

     During the first nine months of fiscal 2000, net cash provided by operating activities was $57.4 million, an increase of $22.7 million from the year earlier period. Net income (adjusted for non-cash and non-operating related items) of $77.6 million was the primary source of operating cash flow. Increased inventory levels reduced operating cash flow during the first nine months of fiscal 2000 by $20.8 million. The increase in inventory was primarily due to the net opening of 36 new North American stores since the end of the third quarter last year. Additionally, an increase in accounts receivable and other current assets along with other operating activities further reduced operating cash flow by $7.4 million. Partially offsetting these reductions in operating cash flow was an $8.0 million increase in accounts payable and accrued expenses.

     During the first nine months of fiscal 2000, net cash used in investing activities totaled $32.0 million. Capital expenditures totaling $38.4 million year-to-date were primarily used for new store openings and the Company's remodeling and remerchandising program. Additionally, an increase in the beneficial interest in securitized receivables required $12.6 million. Partially offsetting these uses of cash were net proceeds from the disposition of properties of $19.0 million, a majority of which was received in connection with a sale-leaseback transaction that occurred in the third quarter of fiscal 2000.

     Net cash used in financing activities totaled $32.9 million for the nine months ended November 27, 1999. Fiscal year-to-date, the Company paid cash dividends of $8.7 million, or $.09 per share, and purchased under a Board of Directors approved program 1,981,000 shares of the Company's outstanding common stock in open market transactions, for a total of $15.3 million. During the third quarter, the Company repurchased an additional $1.9 million of its 5 3/4% convertible subordinated notes, bringing the total amount of debt retired during the first nine months of this fiscal year to $16.3 million. Cash flow increased as a result of the Company's subsidiary in the United Kingdom borrowing $4.0 million under a long-term credit facility to finance its operations. Other financing activities, primarily the exercise of stock options, provided cash of $3.2 million.

     The Company expects working capital requirements to continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. The bank facilities consist of: a five-year $125 million credit facility, all of which was available at the end of the third quarter; other short-term (12 month) bank facilities used principally for the issuance of letters of credit totaling $146.2 million, of which $79.7 million was available at the end of third quarter; and other long-term bank facilities of $32.8 million, which was fully utilized at the end of the third quarter. The Company's current ratio was 3.0 to 1 at the end of the third quarter compared to 2.9 to 1 at the end of fiscal 1999.

     In September 1999, the Company sold 12 store properties for $19.3 million and entered into leases on these properties with unaffiliated third parties. The Company deferred gains of $1.5 million on the sale-leaseback transaction, and these deferred gains are being amortized over the lives of the leases. The Company's minimum operating lease commitments remaining for fiscal 2000 are $31.5 million. The present value of total existing minimum operating lease commitments is $522.3 million. The Company expects to fund these commitments from operating cash flow.

     In December 1999, the Company declared a cash dividend of $.03 per share payable on February 16, 2000 to shareholders of record on February 2, 2000. The Company currently expects to continue to pay cash dividends in fiscal 2000 but to retain most of its future earnings for expansion of the Company's business.

     Management believes the funds provided from operations, coupled with the Company's cash position, available lines of credit and sales of its proprietary credit card receivables, will sustain current growth plans.

Impact of Year 2000 Issues

     The Company has developed a comprehensive plan to address the risks associated with the Year 2000 issue, which arises when computers or embedded computer chips are unable to distinguish the proper century associated with a two-digit year in a date. The Company's Year 2000 project was divided into five phases: 1) awareness, 2) assessment, 3) renovation, 4) validation and
5) implementation. The awareness phase was completed in the second quarter of fiscal 1999 and the remaining phases have been addressed, as discussed below.

Assessment. The Company has completed its assessment of all internal technology, which includes hardware and software components. The Company has identified no significant risks associated with embedded chips in non-computer equipment for which it is responsible. Assessment of the compliance status of the Company's high and medium risk vendors and service providers continued throughout the project and satisfactory responses were received from over 95% of such vendors and providers.

Renovation. Remediation or replacement of the Company's mission critical software applications was completed in the second quarter of fiscal 2000, and all remediated applications are running in production. Additionally, remediation of hardware, operating systems, databases and other programs was completed in the second quarter of fiscal 2000.

Validation and Implementation. The Company's usual validation procedure puts remediated or certified-compliant versions of its software applications into production and conducts future-date testing in a special technology environment set up for that purpose. For mission critical applications, the Company has conducted testing on all future dates deemed to be at risk, even if the application was previously certified by the vendor to be Year 2000 compliant. Testing of all mission critical and non-mission critical applications has been completed. Additionally, the Company completed its testing of certain processes involving technology owned by third parties.

Contingency Plans. The Company has developed contingency plans to address possible failures that would impede the normal flow of its business processes. These plans address the Company's internal technology, vendors and service providers. The Company has had difficulty obtaining information concerning compliance in some foreign countries. The Company's risk from vendors and service providers is mitigated somewhat by the broad geographic dispersion of its physical facilities and vendors and by the large number of alternative sources of supply for its merchandise categories. Material adverse consequences, however, could occur from Year 2000 failures beyond the Company's control. These include:

       * Widespread or long-term failures of telecommunications, electric or water services,

       * Failure of the Company's credit card processors to provide services,

       * Inability of ports and customs authorities to process imports and exports; or

       * Failure of domestic and ocean transportation services.

     The Company does not believe any of these events to be reasonably likely to occur, but occurrences in varying degrees could result in interruption of store and distribution operations, delays in delivery of goods and reductions in cash inflows and revenues. The Company developed risk mitigation strategies and contingency plans to address sporadic or short-term interruptions in services, particularly in locations of greatest exposure, such as headquarters, centralized data processing facilities and distribution centers.

     As part of its contingency plans, the Company has addressed mission critical systems of its business. The Company has designed contingency plans to mitigate serious disruptions to the business beyond December 31, 1999 and focused on the operation of the Company's business independent of third-party service providers' Year 2000 compliance. Contingency plans provide for maintaining increased inventory to meet consumer demands, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. The Company has finalized all of its contingency plans.

Costs. The Company has relied primarily on internal resources for renovation and validation of its computer systems, with support from consultants and contractors. In the first nine months of fiscal 2000, the Company incurred costs totaling $1.9 million related to Year 2000 assessment, remediation, and testing. Costs incurred prior to fiscal 2000 totaled approximately $3.0 million. The Company also accelerated approximately $10.1 million in planned capital purchases as a result of Year 2000 issues. Remaining remediation costs are not expected to exceed $.5 million, approximately 30% to 40% of which represents ongoing budgeted salaries to be paid to existing employees. Significant utilization of outside resources beyond what was included in the Company's project plan, although not expected, could cause remediation costs to increase above these estimates.

     The Company expects to fund all expenditures related to its Year 2000 readiness initiatives through cash flow from operations. These expenditures are not expected to have an adverse effect on other operating or investment plans.

Forward-looking Statements

     Except for historical information, certain matters discussed in this quarterly report may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended February 27, 1999, as filed with the Securities and Exchange Commission.

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

                             PIER 1 IMPORTS, INC. (Registrant)



Date:  December 30, 1999     By:  /s/ Marvin J. Girouard
       -----------------          ----------------------
                                  Marvin J. Girouard, Chairman of the Board
                                  and Chief Executive Officer



Date:  December 30, 1999     By:  /s/ Charles H. Turner
       -----------------          ---------------------
                                  Charles H. Turner, Senior Vice President
                                  and Chief Financial Officer and Treasurer



Date:  December 30, 1999     By:  /s/ Susan E. Barley
       -----------------          -------------------
                                  Susan E. Barley, Vice President of Finance
                                  and Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------

27          Financial Data Schedule for Nine-month Period Ended November 27,
            1999.