Form 10-K405
period 2000-02-26
PIER 1 IMPORTS INC/DE
filed 2000-05-23
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended February 26, 2000.

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

     As of May 3, 2000, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $948,800,000 using the closing sales price on this day of $9.75. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission.

     As of May 3, 2000, 98,754,714 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated herein by reference:
     1) Registrant's Annual Report to Shareholders for the fiscal year ended February 26, 2000 in Parts I and II hereof and;

     2) Registrant's Proxy Statement for the 2000 Annual Meeting in Part III hereof.

                                   PART I

Item 1.   Business.

     (a)  General Development of Business.

     From fiscal 1995 through fiscal 2000, the Company (references to the "Company" or "Pier 1" shall include Pier 1 Imports, Inc. and its consolidated subsidiaries throughout this document) expanded its specialty retail operations from 628 to 785 North American retail stores. In fiscal 2000, the Company continued to execute its expansion plan in North America by opening 63 new Pier 1 stores while closing 30 stores. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, the Company plans to open approximately 65 new stores and close 20 to 25 stores in North America in fiscal 2001, depending upon lease renewal negotiations, relocation space availability and general economic conditions. A majority of the stores the Company expects to close in fiscal 2001 are anticipated to be replaced with a more favorable location within the same market.

     Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2000:

Anchorage, AK                 Langley, BC
Auburn Hills, MI              Laurel, MD
Austin, TX                    Lawrence, KS
Baton Rouge, LA               Layton, UT
Bedford Hills, NY             Macon, GA
Brampton, OT                  Manhattan Beach, CA
Brea, CA                      Maplewood, MN
Buford, GA                    Mount Pleasant, SC
Calgary, AB (2 locations)     Nepean, OT
Canoga Park, CA               Oakville, OT
Chandler, AZ                  Owensboro, KY
Columbia, MD                  Panama City, FL
Columbus, OH                  Peoria, IL
Comstock Park, MI             Phoenix, AZ
Coralville, IA                Plainfield, IN
Cranston, RI                  Port Charlotte, FL
Crystal Lake, IL              Riverside, CA
Destin, FL                    Rocky Mount, NC
Douglasville, GA              Rolling Hills Estates, CA
Dublin, CA                    Saint Bruno de Montarville, OT
Emeryville, CA                Saint Catharines, OT
Escondido, CA                 San Diego, CA
Florence, SC                  Schaumburg, IL
Forsyth, IL                   Seekonk, MA
Fresno, CA                    Terre Haute, IN
Fort Myers, FL                Valdosta, GA
Gaithersburg, MD              Victoria, BC
Gulfport, MS                  Waterloo, OT
Harlingen, TX                 West Lebanon, NH
Irving, TX                    Wheaton, IL
Kansas City, MO               Wilkes-Barre Township, PA

     Throughout fiscal 2000, the Company continued its program to remodel and remerchandise store interiors to improve the visual merchandising of its products. This program incorporates store improvements such as better lighting, wider aisles, a more open view for ease of shopping and greater use of "lifestyle merchandising" by grouping products in home-use settings. A remodeling program, directed at refurbishing older stores, supports this remerchandising effort. This program, originally scheduled to upgrade more than 700 stores by the end of fiscal 2001, was approximately 90% complete at fiscal 2000 year-end.

     Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

     The Company owns 90% of the capital stock of The Pier Retail Group Limited ("The Pier"), located in the United Kingdom, which operates 21 retail stores offering decorative home furnishings and related items in a
setting similar to Pier 1 stores.   At the end of fiscal 2000, the Company's
net investment in The Pier was $18.3 million. During fiscal 2000, The Pier opened three new stores in England, bringing total retail operations to 18 stores in England, two stores in Scotland, and one store in Wales. The Pier expects to open three new stores in the U.K. during fiscal 2001.

     During fiscal 1994, the Company initiated an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in a "store within a store" format in certain Sears Mexico stores throughout Mexico. In fiscal 1998, the Company amended its agreement with Sears Mexico to an arrangement that will substantially insulate the Company from currency fluctuations, which have reduced its profitability in the past. In fiscal 2000, Sears Mexico opened one new store offering Pier 1 merchandise. As of February 26, 2000, Pier 1 merchandise was offered in 12 Sears Mexico stores. Expansion plans for fiscal 2001 include three new stores and the possible relocation of two existing stores to more favorable locations within the same Sears Mexico stores.

     The Company entered into a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") in fiscal 1996 for Sears Puerto Rico to market and sell Pier 1 merchandise in a "store within a store" format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of 10 stores in Puerto Rico and as of February 26, 2000, seven of these stores offered Pier 1 merchandise. The Company has no immediate plans for further expansion in Puerto Rico but would consider future sites.

     In fiscal 1996, a wholly-owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. (collectively "Akatsuki") and Skylark Group to develop Pier 1 retail stores in Japan. The agreement provides for the licensing of up to 100 total stores. In fiscal 2000, Akatsuki closed 9 underperforming stores. At the end of fiscal 2000, Akatsuki operated 9 Pier 1 stores in Tokyo, its surrounding areas and other metropolitan markets. The Company and Akatsuki will consider further expansion in Japan based upon future economic conditions within the country and store performance.

     In fiscal 1998, the Company purchased a national bank and its assets in Omaha, Nebraska, now operating under the name of Pier 1 National Bank. The bank holds the credit card accounts for the Company's proprietary credit card. As of February 26, 2000, the Company, through the bank, had approximately 4,000,000 proprietary cardholders with approximately 1,022,000 active accounts (accounts with a purchase within the previous 12 months). The Company's proprietary credit card sales accounted for 26.3% of total U.S. store sales in fiscal 2000. The Company continues to expand its proprietary credit card business by attracting new accounts with a discounted first time purchase as well as enhancing customer loyalty with marketing promotions targeted to cardholders.

     (b)  Financial Information About Industry Segments.

     The Company operates in one business segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.

     Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements, which are incorporated by reference into Item 8 herein.

     (c)  Narrative Description of Business.

     The specialty retail operations of Pier 1 consist of a chain of retail stores operating under the names "Pier 1 Imports" and "The Pier," selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.

     On February 26, 2000, Pier 1 operated 751 stores in 48 states of the United States and 34 stores in four Canadian provinces and supported nine franchised stores in nine states. Additionally, the Company operated 21 stores in the United Kingdom under the name "The Pier." The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a "store within a store" format in 12 Sears Mexico stores and in seven Sears Puerto Rico stores. There were nine franchised stores operating in Tokyo, its surrounding areas and other metropolitan markets as of February 26, 2000. The Company-operated Pier 1 stores in the United States and Canada average approximately 7,500 square feet in size of retail selling space. The stores are generally freestanding units located near major shopping centers or malls in all major United States metropolitan areas and many of the primary smaller markets. In fiscal 2000, net sales of the Company totaled $1,231.1 million. Pier 1 stores generally have their highest sales volumes during November and December, reflecting the Christmas selling season.

     The Company's growth strategy for the future is to expand its North American store base to more than 1,200 locations. Immediate plans to achieve this expansion include, for fiscal 2001, the net opening of approximately 40 new North American stores, three new retail stores for The Pier in the U.K., and three new locations in Mexico located within the Sears Mexico stores.

     Additionally, the Company's future growth plans include the launching of its e-commerce store for the sale of selected merchandise, along with an online clearance store and an enhanced bridal and gift registry. The expected launch date of the improved website is June 2000. The Company may also consider other development opportunities, including but not limited to acquisitions or strategic alliances with other businesses.

     The Company offers a diverse selection of products consisting of nearly 5,000 items imported from approximately 60 countries around the world.
While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture and the related furniture pads and pillows to be used on patios and in sun rooms, living, dining, kitchen and bedroom areas. The group constituted approximately 38% of total North American retail sales of Pier 1 in fiscal year 2000, 35% in fiscal 1999 and 34% in fiscal 1998. These goods are imported from a variety of countries such as Italy, Malaysia, Chile, Mexico, China, the Philippines
and Indonesia, and are also obtained from domestic sources.   The furniture
is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

     DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 22% to Pier 1's total North American retail sales in fiscal year 2000, 23% in fiscal 1999 and 26% in fiscal 1998. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and
numerous other decorative items.   A majority of these products are
handcrafted from natural materials.

     HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 12% of total North American retail sales of Pier 1 in fiscal year 2000, 13% in fiscal 1999 and 14% in fiscal 1998.

     BED & BATH - This product group is imported mainly from India, the United Kingdom, Italy, Thailand and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 18% of total North American retail sales of Pier 1 in fiscal year 2000, 19% in fiscal 1999 and 18% in fiscal 1998.

     SEASONAL - This product group consists of merchandise to celebrate holiday and spring/summer entertaining and is imported mainly from Europe, Canada, Taiwan, China and India. These items accounted for approximately 10% of total North American retail sales of Pier 1 in fiscal year 2000, 10% in fiscal 1999 and 8% in fiscal 1998.

     Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship. Pier 1 imports most items directly from foreign suppliers. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. During fiscal 2000, Pier 1 sold merchandise imported from approximately 60 different countries with 30% of its sales from merchandise produced in China, 12% from merchandise produced in India and 25% from merchandise produced in Indonesia, Mexico, Thailand, the Philippines and Italy. The remaining 33% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries or obtained from United States manufacturers. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. For the most part, the imported merchandise is handcrafted in cottage industries and small factories.

     The Company has six regional distribution centers located in or near Baltimore, Maryland; Columbus, Ohio; Chicago, Illinois; Fort Worth, Texas; Ontario, California and Savannah, Georgia and leases additional space from time to time. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked and made available for shipment to the various stores in the centers' region. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory to assure a sufficient supply of products in its stores.

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

     As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise. The Company must order merchandise from four to twelve months in advance of delivery and pay for the merchandise at the time it is loaded for transport to designated U.S. and international destinations. Additionally, dock strikes, fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could have a material adverse effect on the results of operations of
the Company.   Freight costs contribute a substantial amount to the cost of imported merchandise. The Company negotiated new ocean freight carrier contracts in fiscal 2000, which will help prevent increased rates for the next two years.

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

     The World Trade Organization provides a framework for international trade matters and includes a process for the resolution of trade disputes among the member countries. In recent years, the dispute resolution process of the World Trade Organization has been utilized to resolve differences about market access between the European Union, the United States and other countries. In some instances these trade disputes have led to the threat by countries of sanctions against each other, which have included import prohibitions and increases in duty rates on imported items.

     Currently, China is not a member of the World Trade Organization but has been negotiating with the United States, the European Union and other members of the World Trade Organization on an accession agreement acceptable
to the World Trade Organization members.    Presently in the United States,
legislation is pending before Congress, which would grant permanent normal trade relations status to China. Congress is expected to vote on China's status before Memorial Day 2000.

     The 1988 Omnibus Trade and Competitiveness Act was signed into law amending the Trade Act of 1974. This legislation was enacted partly in response to a perceived decline in U.S. global competitiveness and the continuing presence of unfair trade practices that limit U.S. exporters' access to foreign markets. Under the law, the office of the U.S. Trade Representative may investigate unfair trade practices of countries around the world. These investigations may lead to sanctions, which could take the form of quotas or increased duties on imports into the U.S.

     The U.S. Trade Representative is required to take some action within 30 days (subject to being postponed for 180 days) after the conclusion of its investigation of countries alleged to have committed unfair trade practices. Upon a determination that a country has committed an unfair trade practice, the U.S. Trade Representative may designate the subject country a priority foreign country and impose sanctions in the form of quotas or increased duties. On previous occasions, the U.S. Trade Representative has identified certain countries, which supply merchandise to the Company as priority foreign countries. These designations, however, were rescinded after the U.S. Trade Representative and the countries reached agreements regarding the basis for the designations.

     The United States employs other measures besides this trade legislation to implement its international trade policies and objectives. For example, the United States may withdraw most favored nation status from a country, resulting in higher import duties on products from that country. Any type of sanction on imports is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company will seek similar products from other countries.

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

     On February 26, 2000, the Company employed approximately 13,600 associates in North America; approximately 5,300 were full-time employees, while 8,300 were part-time employees.

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

     Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report.

Item 2.   Properties.

     The Company leases its corporate office containing approximately 195,000 square feet of office space in Fort Worth, Texas.

     The Company leases almost all of its retail stores, its warehouses and other office space. At February 26, 2000, the present value of the Company's minimum future operating lease commitments at 10% totaled approximately $568 million.

     The Company currently owns and leases distribution space of approximately 3 million square feet. The Company also acquires temporary space from time to time through short-term leases.

The following table shows the distribution by state of Pier 1's North American stores as of February 26, 2000:

United States
-------------
Alabama             10        Montana             4
Alaska              1         Nebraska            4
Arizona             15        Nevada              4
Arkansas            5         New Hampshire       5
California          85        New Jersey          18
Colorado            17        New Mexico          4
Connecticut         13        New York            38
Delaware            3         North Carolina      18
Florida             59        North Dakota        3
Georgia             25        Ohio                33
Hawaii              2         Oklahoma            6
Idaho               3         Oregon              10
Illinois            38        Pennsylvania        28
Indiana             15        Rhode Island        4
Iowa                7         South Carolina      11
Kansas              8         South Dakota        2
Kentucky            8         Tennessee           16
Louisiana           13        Texas               56
Maryland            17        Utah                6
Massachusetts       19        Virginia            25
Michigan            24        Washington          19
Minnesota           16        West Virginia       2
Mississippi         6         Wisconsin           12
Missouri            13        Wyoming             1


Canada
------
Alberta             2
British Columbia    2
Ontario             23
Quebec              7

     Warehouse properties that are owned or leased by Pier 1 are as follows:

                                                       Owned/Leased
Location                           Approx. Sq. Ft.     Facility
-------------------                ---------------     ------------
Baltimore, Maryland                618,000 sq. ft.     Leased
Columbus, Ohio                     527,000 sq. ft.     Leased
Chicago, Illinois                  517,000 sq. ft.     Owned
Fort Worth, Texas                  460,000 sq. ft.     Owned
Ontario, California                747,000 sq. ft.     Leased
Savannah, Georgia                  445,000 sq. ft.     Owned

     In support of its long-range growth plan, the Company continued to expand its distribution facilities. In fiscal 2000, the Company replaced its West Coast distribution center with a new, leased, built-to-suit facility in Ontario, California, which was fully functional by June 1999. The new facility contains nearly 750,000 square feet, expandable to 1,000,000 square feet. The Company believes its distribution facilities are sufficient to sustain current growth plans for the next two to three years.

Item 3.   Legal Proceedings.

     The Company is subject to various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at February 26, 2000; however, the Company considers them to be either ordinary and routine in nature or immaterial in amount. While a certain number of the lawsuits involve substantial amounts, management, after consultation with counsel, does not currently expect such litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted against the Company in these lawsuits.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2000 fiscal year.

                      Executive Officers of the Company

     MARVIN J. GIROUARD, age 60, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as Senior Vice President of Merchandising.

     CHARLES H. TURNER, age 43, has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     ROBERT A. ARLAUSKAS, age 45, has served as Senior Vice President of Stores of the Company since September 1999, and from November 1995 to September 1999 he served as Vice President of West Zone Operations of Pier 1 Imports (U.S.), Inc.

     JAY R. JACOBS, age 45, has served as Senior Vice President of Merchandising of the Company since May 1995. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995 and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1995.

     J. RODNEY LAWRENCE, age 54, has served as Senior Vice President of Legal Affairs and Secretary of the Company since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

     PHIL E. SCHNEIDER, age 48, has served as Senior Vice President of Marketing of the Company since May 1993 and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

     DAVID A. WALKER, age 49, has served as Senior Vice President of Logistics and Allocations of the Company since September 1999, and from January 1996 to September 1999 he served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc.

     E. MITCHELL WEATHERLY, age 52, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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

                                   PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters.

     Information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000.

     The Company's common stock is traded on the New York Stock Exchange. As of May 2000, there were approximately 35,000 shareholders of the Company's common stock.

     During fiscal 2000, the Company repurchased nearly 4.4 million shares of its outstanding common stock. In May 2000, the Company repurchased an additional two million shares, leaving approximately three million shares available for repurchase under the previously approved Board of Directors stock buyback program. Future purchases of common stock will be made from open market or private transactions from time to time depending on prevailing market conditions, the Company's available cash and the Company's consideration of any loan covenant restrictions and its credit ratings.

     In February 2000, the Company called its $39.2 million outstanding principal amount of 5 3/4% convertible subordinated notes due October 1, 2003 for redemption on March 23, 2000 at a redemption price of 103% of par. Prior to redemption, $39,164,000 of the notes were converted into 4,764,450 shares of the Company's common stock at a conversion price of $8.22 per share, and $15,000 of the notes were redeemed for cash at a redemption price of 103% of par value.

     Certain of the Company's existing loan agreements require the Company to maintain specified financial ratios and limit certain investments and distributions to shareholders, including cash dividends, loans to shareholders and purchases of treasury stock. During fiscal 2000, the Company paid cash dividends totaling approximately $11.5 million, or $.12 per share. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 2001 but intends to retain most of its future earnings for the expansion of the Company's business. The Company paid a cash dividend of $.03 per share on May 17, 2000. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6.   Selected Financial Data.

     Information required by this Item is incorporated by reference to the section entitled "Financial Summary" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     Information required by this Item is incorporated by reference to the section entitled "Market Risk Disclosures" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000.

Item 8.   Financial Statements and Supplementary Data.

     Information required by this Item is incorporated by reference to the material in the Company's consolidated financial statements and notes thereto set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000:

     Consolidated Statements of Operations for the Years Ended
          February 26, 2000, February 27, 1999 and February 28, 1998

     Consolidated Balance Sheets at February 26, 2000 and February 27, 1999

     Consolidated Statements of Cash Flows for the Years Ended
          February 26, 2000, February 27, 1999 and February 28, 1998

     Consolidated Statements of Shareholders' Equity for the Years Ended
          February 26, 2000, February 27, 1999 and February 28, 1998

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     The unaudited quarterly information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Company.

     Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled "Election of Directors - Nominees for Directors" set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the section entitled "Election of Directors - Security Ownership of Management" set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

          1.   Financial Statements

               Consolidated Statements of Operations for the Years Ended
                    February 26, 2000, February 27, 1999 and
                    February 28, 1998

               Consolidated Balance Sheets at February 26, 2000
               and February 27, 1999

               Consolidated Statements of Cash Flows for the Years Ended
                    February 26, 2000, February 27, 1999 and
                    February 28, 1998

               Consolidated Statements of Shareholders' Equity for the Years Ended
                    February 26, 2000, February 27, 1999 and
                    February 28, 1998

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

               See Exhibit Index.


     (b)  Reports on Form 8-K.

          None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 23, 2000                          PIER 1 IMPORTS, INC.

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

Signature                     Title                    Date

/s/ Marvin J. Girouard        Chairman and             May 23, 2000
Marvin J. Girouard            Chief Executive Officer

/s/ Charles H. Turner         Senior Vice President,   May 23, 2000
Charles H. Turner             Chief Financial Officer
                              and Treasurer

/s/ Susan E. Barley           Principal Accounting     May 23, 2000
Susan E. Barley               Officer

/s/ John H. Burgoyne          Director                 May 23, 2000
John H. Burgoyne

/s/ Dr. Michael R. Ferrari    Director                 May 23, 2000
Dr. Michael R. Ferrari

/s/ James M. Hoak, Jr.        Director                 May 23, 2000
James M. Hoak, Jr.

/s/ Sally F. McKenzie         Director                 May 23, 2000
Sally F. McKenzie

/s/ Tom M. Thomas             Director                 May 23, 2000
Tom M. Thomas

                       REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Pier 1 Imports, Inc. as of February 26, 2000 and February 27, 1999, and for each of the three years in the period ended February 26, 2000 and have issued our report thereon dated April 3, 2000, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


Fort Worth, Texas
April 3, 2000

                                 SCHEDULE II


             PIER 1 IMPORTS, INC. AND CONSOLIDATED SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                       ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Year Ended
                                 ---------------------------------------------
                                 February 26,   February 27,   February 28,
                                     2000           1999          1998
                                 ------------   ------------   ------------

Balance at beginning of year            $ 230          $ 142          $ 267

Additions charged to income                --             88              1

Balances written off, net of
recoveries                              (186)             --          (126)
                                   ----------     ----------   ------------
Balance at end of year                 $   44          $ 230          $ 142
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

10.14.1 Revolving Credit Agreement, dated November 12, 1998, among the Company, certain of its subsidiaries, NationsBank, N.A., Bank One, Texas, N.A., and Wells Fargo Bank (Texas), National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 28, 1998.

10.14.2   First Amendment to Credit Agreement, dated December 30, 1999.

10.15* Special Officer Compensation Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended November 28, 1998.

10.16* The Company's 1999 Stock Option Plan, effective June 24, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 28, 1999.

10.17* Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 28, 1999.

13        Annual Report to Shareholders for the fiscal year ended February
          26, 2000.

21        Roster of Subsidiaries of the Company.

23        Consent of Independent Auditors.

27        Financial Data Schedule for Twelve-Month Period Ended February 26,
          2000.

*Management Contracts and Compensatory Plans