Form 10-Q
period 2000-05-27
PIER 1 IMPORTS INC/DE
filed 2000-07-10
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.


For the quarterly period ended May 27, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of June 29, 2000
-----------------------------      --------------------------------------
Common Stock, $1.00 par value                     96,602,047

                                   PART I
                                   ------
Item 1.   Financial Statements.
          --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

                                                         Three Months Ended
                                                          May 27,   May 29,
                                                           2000      1999
                                                         --------  --------

Net sales                                                $299,528  $261,002

Operating costs and expenses:
  Cost of sales (including buying and
    store occupancy)                                      172,882   150,919
  Selling, general and administrative expenses             89,311    79,353
  Depreciation and amortization                            10,372     9,277
                                                         --------  --------
                                                          272,565   239,549
                                                         --------  --------
      Operating income                                     26,963    21,453

Nonoperating (income) and expenses:
  Interest and investment income                             (429)     (323)
  Interest expense                                            616     1,705
                                                         --------  --------
                                                              187     1,382
                                                         --------  --------
      Income before income taxes                           26,776    20,071
                                                         --------  --------
Provision for income taxes                                  9,899     7,426
                                                         --------  --------
Net income                                               $ 16,877  $ 12,645
                                                         ========  ========
Earnings per share:
  Basic                                                      $.17      $.13
                                                             ====      ====
  Diluted                                                    $.17      $.13
                                                             ====      ====
Average shares outstanding during period:
  Basic                                                    97,030    96,268
                                                           ======   =======
  Diluted                                                  99,532   105,163
                                                           ======   =======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                   (in thousands except per share amounts)

                                                   May 27,    February 26,
                                                     2000         2000
                                                  ----------  -------------
                                                  (unaudited)
ASSETS
Current assets:
  Cash, including temporary investments of $24,379
    and $39,898, respectively                      $  37,269      $  50,376
  Beneficial interest in securitized receivables      49,878         53,820
  Accounts receivable, net                             6,158          5,637
  Inventories                                        286,031        268,906
  Prepaid expenses and other current assets           38,400         36,541
                                                    --------       --------
      Total current assets                           417,736        415,280
Properties, net                                      205,044        213,032
Other assets                                          41,981         42,398
                                                    --------       --------
                                                    $664,761       $670,710
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
    debt                                            $      -       $ 39,179
  Accounts payable and accrued liabilities           136,685        136,787
                                                    --------       --------
      Total current liabilities                      136,685        175,966
Long-term debt                                        25,000         25,000
Other non-current liabilities                         30,040         29,081

Shareholders' equity:
  Common stock, $1.00 par, 500,000,000 shares
    authorized, 100,779,000 issued                   100,779        100,779
  Paid-in capital                                    140,645        155,711
  Retained earnings                                  278,592        264,678
  Cumulative other comprehensive income               (2,259)        (1,536)
  Less - 4,146,000 and 6,949,000 common shares in
    treasury, at cost, respectively                  (44,479)       (78,668)
  Less - unearned compensation                          (242)          (301)
                                                    --------       --------
                                                     473,036        440,663
                                                    --------       --------
                                                    $664,761       $670,710
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                         Three Months Ended
                                                         May 27,    May 29,
                                                           2000      1999
                                                         -------    -------
Cash flow from operating activities:
  Net income                                             $16,877    $12,645
  Adjustments to reconcile to net cash provided by
    operating activities:
    Depreciation and amortization                         10,372      9,277
    Deferred taxes and other                               3,472      3,143
  Changes in cash from:
    Inventories                                          (17,125)    10,713
    Accounts receivable and other current assets          (4,205)     1,315
    Accounts payable and accrued expenses                  1,419    (10,766)
    Other assets, liabilities, and other, net               (704)      (249)
                                                         -------    -------
      Net cash provided by operating activities           10,106     26,078
                                                         -------    -------
Cash flow from investing activities:
  Capital expenditures                                    (3,906)   (14,314)
  Proceeds from disposition of properties                    194        380
  Net cost from disposition of Sunbelt Nursery
    Group, Inc. properties                                     -       (106)
  Beneficial interest in securitized receivables           3,943      3,730
                                                         -------    -------
      Net cash provided by (used in) investing
        activities                                           231    (10,310)
                                                         -------    -------
Cash flow from financing activities:
  Cash dividends                                          (2,963)    (2,895)
  Purchases of treasury stock                            (21,828)   (10,763)
  Proceeds from stock options exercised, stock
    purchase plan and other, net                           1,362      1,515
  Repayments of long-term debt                               (15)         -
  Net borrowings under long-term line of credit
    agreements                                                 -      3,208
                                                         -------    -------
      Net cash used in financing activities              (23,444)    (8,935)
                                                         -------    -------
Change in cash and cash equivalents                      (13,107)     6,833
Cash and cash equivalents at beginning of period          50,376     41,945
                                                         -------    -------
Cash and cash equivalents at end of period               $37,269    $48,778
                                                         =======    =======

The accompanying notes are an integral part of these financial statements.

                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MAY 27, 2000
                                               (in thousands except per share amounts)
                                                             (unaudited)

                                                                            Cumulative
                                                                               Other                                    Total
                                          Common    Paid-in     Retained   Comprehensive   Treasury     Unearned     Shareholders'
                                           Stock    Capital     Earnings      Income         Stock    Compensation      Equity
                                         --------   --------    --------   -------------   --------   ------------   -------------
Balance, February 26, 2000               $100,779   $155,711    $264,678     ($1,536)      ($78,668)     ($301)         $440,663
                                                                                                                        --------
Comprehensive income:

  Net income                                                      16,877                                                  16,877

  Other comprehensive income, net of tax:
      Foreign currency translation
        adjustments                                                             (723)                                       (723)
                                                                                                                        --------
Comprehensive income                                                                                                      16,154
                                                                                                                        --------
Purchase of treasury shares                                                                 (21,828)                     (21,828)

Restricted stock grant and amortization                                                                     59                59

Stock purchase plan, exercise of stock
  options and other                                     (553)                                 2,131                        1,578

Cash dividends, declared or paid
  ($.03 per share)                                                (2,963)                                                 (2,963)

Conversion of 5 3/4% convertible debt                (14,513)                                53,886                       39,373
                                         --------   --------    --------     -------       --------      -----          --------
Balance, May 27, 2000                    $100,779   $140,645    $278,592     ($2,259)      ($44,479)     ($242)         $473,036
                                         ========   ========    ========     =======       ========      =====          ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999
                                 (unaudited)


     The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 26, 2000. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 27, 2000, and the results of operations and cash flows for the three months ended May 27, 2000 and May 29, 1999 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 27, 2000 and May 29, 1999 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

Note 1 - Earnings per share

     Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible securities. To determine dilutive earnings, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

     The following earnings per share calculations reflect the effect of the Company's conversion of its 5 3/4% convertible subordinated notes, which were primarily converted without interest on or before March 23, 2000. See Note 3 of the Notes to Consolidated Financial Statements. Earnings per share for the three months ended May 27, 2000 and May 29, 1999 are calculated as follows (in thousands except per share amounts):

                                                         Three Months Ended
                                                         May 27,    May 29,
                                                           2000      1999
                                                         -------    -------
  Net income                                             $16,877    $12,645
    Assumed conversion of 5 3/4% subordinated notes:
      Plus interest and debt issue costs, net of tax           -        670
                                                         -------    -------
  Diluted net income                                     $16,877    $13,315
                                                         =======    =======
  Average shares outstanding during period:
    Basic                                                 97,030     96,268
      Plus assumed exercise of stock options               1,193        649
      Plus assumed conversion of 5 3/4%
        subordinated notes to common stock                 1,309      8,246

                                                          ------    -------
    Diluted                                               99,532    105,163
                                                          ======    =======
  Earnings per share:
    Basic                                                   $.17       $.13
                                                            ====       ====
    Diluted                                                 $.17       $.13
                                                            ====       ====

Note 2 - Comprehensive income

     The components of comprehensive income, net of related tax, for the three months ended May 27, 2000 and May 29, 1999 are as follows (in thousands):

                                                         Three Months Ended
                                                         May 27,    May 29,
                                                          2000       1999
                                                         -------    -------

  Net income                                             $16,877    $12,645
  Foreign currency translation adjustments                  (723)       107
                                                         -------    -------
    Comprehensive income                                 $16,154    $12,752
                                                         =======    =======

Note 3 - Conversion of 5 3/4% convertible subordinated notes

     In February 2000, the Company announced its intention to call on March 23, 2000 the $39.2 million outstanding principal amount of its 5 3/4% convertible subordinated notes due October 1, 2003. The notes were convertible, without interest, into common stock of the Company at any time prior to the close of business on March 22, 2000, at a conversion price of $8.22 per share. The convertible notes were redeemable at the Company's option, in whole or in part, at any time on or after October 2, 1999 at a redemption price of 103% of par value, which was scheduled to decline annually to 100% of par value at the maturity date of October 1, 2002. Prior to redemption, $39,164,000 of the notes was converted into 4,764,450 shares of the Company's common stock and $15,000 of the notes was redeemed for cash at a redemption price of 103% of par value. The conversion and redemption of these notes reduced the Company's debt by $39.2 million and increased its equity capitalization by $39.4 million.

                                   PART I
                                   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

General
-------

     Pier 1 Imports, Inc. ("the Company") is one of North America's largest specialty retailers of imported decorative home furnishings, including furniture, dining and kitchen goods, bath and bedding accessories and other related items for the home. While the broad categories of merchandise remain relatively constant, individual products within these categories change frequently in order to meet customer demand. The Company has over 800 retail locations in 48 states, Canada, Puerto Rico, the United Kingdom, Mexico and Japan with merchandise directly imported from nearly 60 countries around the world.

Results of Operations
---------------------

     The Company recorded net sales of $299.5 million for the first quarter of fiscal 2001, a 14.8% increase over the $261.0 million recorded for the comparable quarter in fiscal 2000. Same-store sales for the first quarter of fiscal 2001 grew 9.7% over the first quarter of fiscal 2000. The improvement in same-store sales was primarily the result of positive responses of customers to the Company's value pricing initiatives that began in the first quarter of fiscal 2000. Ultimately the value pricing strategy concentrates on offering merchandise at competitive retail prices without sacrificing quality, style or gross margin rates. New merchandise offered at these attractive price points resulted in an increase in customer traffic, a higher average ticket and an improved conversion ratio for the Company.

     Growth in net sales was also attributable to the net increase of 31 North American stores at the end of the first quarter of fiscal 2001 compared to the end of the first quarter of fiscal 2000. The Company opened five new stores and closed four stores in North America and opened one store in Mexico bringing the worldwide store count to 836 at the end of the first quarter. The North American store count totaled 786 at the fiscal 2001 first quarter-end.

     Net sales on the Company's proprietary credit card totaled $82.2 million for the first quarter of fiscal 2001, an increase of $12.0 million, or 17.1%, over the same period of fiscal 2000. During the first quarter of fiscal 2001, proprietary credit card sales accounted for 29.6% of total U.S. store sales, an increase from 28.8% for the year earlier period. Proprietary credit card customers spent an average of $159 per transaction for the first three months of fiscal 2001, compared to $149 per transaction for the same period a year ago. The Company continues to grow sales on its proprietary credit card by opening new accounts and enhancing customer loyalty with marketing promotions targeted to cardholders.

     Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, improved 10 basis points to 42.3% for the first quarter of fiscal 2001 compared to 42.2% for the first quarter of fiscal 2000. Merchandise margins, as a percentage of sales, decreased 60 basis points to 55.9% for the first quarter of fiscal 2001 compared to 56.5% a year ago. The decline in merchandise margins was principally the result of higher ocean freight rates, which first began to impact merchandise margins late in the second quarter of fiscal 2000. The Company negotiated new carrier contracts near the end of fiscal 2000 that should prevent any further increases in ocean freight rates for the remainder of fiscal 2001. Store occupancy costs, as a percentage of sales, decreased 70 basis points to 13.6% for the first three months of fiscal 2001 from 14.3% for the same period of fiscal 2000. The improvement in store occupancy expense was primarily due to the leveraging of relatively fixed rental rates on store leases over a higher sales base.

     Selling, general and administrative expenses, including marketing, were 29.8% of sales for the first quarter of fiscal 2001, a 60 basis point decrease from the 30.4% of sales for the same period last year. In total dollars, expenses for the first quarter of fiscal 2001 increased $10.0 million over the first quarter of fiscal 2000. Expenses that normally grow proportionately with sales and number of stores, such as store compensation, supplies and marketing, increased $6.6 million, but declined 60 basis points to 21.2% of sales for the first quarter of this year from 21.8% of sales for the first quarter of last year, primarily as a result of careful control of store payroll, resulting in higher productivity. All other selling, general and administrative expenses increased $3.4 million, yet remained consistent with the 8.6% of sales of a year ago.

     Depreciation and amortization expense for the first quarter of fiscal 2001 was $10.4 million, or 3.5% of sales, compared to $9.3 million, or 3.6% of sales, for the same period a year earlier. The Company's continued investment in capital purchases throughout fiscal 2000 resulted in an increase in depreciation and amortization expense, which was slightly offset by a decrease due to a sale of certain real estate properties in the third quarter of last year.

     Operating income improved 25.7% to $27.0 million, or 9.0% of sales, for the first quarter of fiscal 2001, from $21.5 million, or 8.2% of sales, for the first quarter of fiscal 2000.

     During the first quarter of fiscal 2001, net interest expense declined $1.2 million to $0.2 million from $1.4 million for the comparable period last year. Interest and investment income increased by $0.1 million as a result of average higher cash and short-term investment balances. Interest expense decreased $1.1 million due to the repurchase and subsequent retirement of the Company's 5 3/4% convertible subordinated notes. Repurchases totaling $28.6 million occurred in the second, third and fourth quarters of fiscal 2000 and the remaining $39.2 million was converted into common stock in March 2000. See Note 3 of the Notes to Consolidated Financial Statements.

     The Company's effective income tax rate for fiscal 2001 is estimated at 37%, consistent with the first quarter of fiscal 2000.

     Net income for the first quarter of fiscal 2001 was $16.9 million, representing 5.6% of sales or $.17 per share on a diluted basis. Compared to the first quarter of fiscal 2000, net income increased 33.5% from $12.6 million, or $.13 per share on a diluted basis.

Liquidity and Capital Resources
-------------------------------

     During the first quarter of fiscal 2001, net cash provided by operating activities was $10.1 million. Net income (adjusted for non-cash and non-operating related items) of $30.7 million was the primary source of operating cash flow. Operating cash flow was reduced by $17.1 million during the first quarter of fiscal 2001 as a result of increases in inventory levels to support new store openings and expected sales increases over the next few months. Inventory levels declined by $10.7 million in the first quarter of last year, partly as a result of intentional reductions in certain categories to refocus the product mix, and partly as a result of late shipments of some items. Current year inventory levels are on plan, and will be above last year's levels to support the expected sales increases for the next two quarters and the planned opening of 50 new stores prior to the end of the third quarter. Additionally, an increase in accounts receivable and other current assets along with other operating activities further reduced operating cash flow by $4.9 million. Partially offsetting these reductions in operating cash flow was a $1.4 million increase in accounts payable and accrued expenses.

     Net cash provided by investing activities totaled $0.2 million at the end of the first quarter. Capital expenditures of $3.9 million were offset by a decrease in the beneficial interest in securitized receivables of $3.9 million. Proceeds from the disposition of properties equaled $0.2 million for the first quarter of fiscal 2001.

     Financing activities used $23.4 million in cash for the first quarter of fiscal 2001. The Company spent $21.8 million to repurchase 2,143,500 shares of its common stock. At the end of the first quarter of fiscal 2001, slightly more than 2.9 million shares remain authorized for repurchase under the previously approved Board of Directors program. During the first quarter of fiscal 2001, the Company paid a dividend to its shareholders of $.03 per share resulting in a cash outflow of $3.0 million. Other financing activities, primarily the exercise of stock options, provided cash of $1.4 million.

     On March 23, 2000, the Company redeemed its $39.2 million outstanding principal amount of 5 3/4% convertible subordinated notes previously due October 1, 2003. The notes were redeemable at a price of 103% of par on March 23, 2000 or convertible into the Company's common stock at a price of $8.22 per share. Prior to redemption, $39,164,000 of the notes was converted into 4,764,450 shares of the Company's common stock and $15,000 of the notes was redeemed for cash. See Note 3 of the Notes to Consolidated Financial Statements.

     The Company's minimum operating lease commitments remaining for fiscal 2001 are $96.6 million. The present value of total existing minimum operating lease commitments discounted at 10.0% is $569.3 million. The Company plans to fund these commitments from operating cash flow.

     Working capital requirements are expected to continue to be funded through cash flow from operations, sales of proprietary credit card receivables and bank lines of credit. At the end of the first quarter of fiscal 2001, the Company's financing options consisted of a $125 million revolving credit facility and other short-term and long-term bank facilities. The $125 million revolving credit facility, which expires in December 2003, was fully available at the end of the first quarter. Other short-term (364 days) bank facilities, used principally for the issuance of letters of credit, totaled $143.3 million, of which $83.1 million was available at the end of the first quarter. Additionally, a long-term bank facility of $25.6 million was fully utilized at the end of the first quarter of fiscal 2001. The Company's current ratio was 3.1 to 1 at the end of the first quarter compared to 2.4 to 1 at the end of fiscal 2000.

     In June 2000, the Company declared a cash dividend of $.04 per share payable on August 30, 2000 to shareholders of record on August 16, 2000. The Company currently expects to continue to pay cash dividends in fiscal 2001 but to retain most of its future earnings for expansion of the Company's business.

     Additionally in June 2000, the Company launched its e-commerce website enabling the sale of selected merchandise and gift certificates and introducing an enhanced Bridal & Gift Registry program. The site also features an online clearance store. The Company expects to invest $2 to $4 million in further enhancement of this site during fiscal year 2001.

     Management believes the funds provided from operations, coupled with the Company's cash position, available lines of credit and sales of its proprietary credit card receivables, will be sufficient for the Company's requirements.

Forward-looking Statements
--------------------------

     Except for historical information contained herein, certain matters discussed in this quarterly report may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended February 26, 2000, as filed with the Securities and Exchange Commission.

Impact of Inflation
-------------------

     Inflation has not had a significant impact on the operations of the Company.

                                   PART II
                                   -------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     The Annual Meeting of Shareholders of the Company was held
June 22, 2000 for the purpose of electing six (6) Directors to hold office until the next Annual Meeting of Shareholders. The result of the election follows:

                        Director Election
                        -----------------

         Director                        For         Withheld
     ------------------              ----------     ----------
     Marvin J. Girouard              74,374,577     10,529,763
     John H. Burgoyne                84,148,873        755,467
     Michael R. Ferrari              84,214,678        689,662
     James M. Hoak, Jr.              84,177,006        727,334
     Sally F. McKenzie               84,203,917        700,423
     Tom M. Thomas                   84,182,068        722,272



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

                              PIER 1 IMPORTS, INC. (Registrant)



Date: July 6, 2000            By:  /s/ Marvin J. Girouard
      ------------                 -----------------------------------------
                                   Marvin J. Girouard, Chairman of the Board
                                   and Chief Executive Officer


Date: July 6, 2000            By:  /s/ Charles H. Turner
      ------------                 -----------------------------------------
                                   Charles H. Turner, Senior Vice President,
                                   Chief Financial Officer and Treasurer



Date: July 6, 2000            By:  /s/ Susan E. Barley
      ------------                 -----------------------------------------
                                   Susan E. Barley, Principal Accounting
                                   Officer

                                EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------
27              Financial Data Schedule for Three-Month Period ended May 27,
                2000.