Form 10-Q
period 2000-08-26
PIER 1 IMPORTS INC/DE
filed 2000-10-10
CIK 278130

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 26, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                 Shares outstanding as of September 28, 2000
-----------------------------   -------------------------------------------
Common Stock, $1.00 par value                   96,311,233

                                   PART I
                                   ------

Item 1.  Financial Statements.
         --------------------

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

                                    Three Months Ended    Six Months Ended
                                   Aug. 26,   Aug. 28,   Aug. 26,   Aug. 28,
                                     2000       1999       2000       1999
                                   --------   --------   --------   --------
Net sales                          $337,991   $291,787   $637,519   $552,789

Operating costs and expenses:
  Cost of sales (including
   buying and store occupancy)      202,375    178,575    375,257    329,494
  Selling, general and
   administrative expenses           96,776     83,474    186,087    162,827
  Depreciation and amortization      10,478      9,856     20,850     19,133
                                   --------   --------   --------   --------
                                    309,629    271,905    582,194    511,454
                                   --------   --------   --------   --------
     Operating income                28,362     19,882     55,325     41,335

Non-operating (income) and expenses:
  Interest and investment income       (406)      (703)      (835)    (1,026)
  Interest expense                      634      1,718      1,250      3,423
                                   --------   --------   --------   --------
                                        228      1,015        415      2,397
                                   --------   --------   --------   --------
     Income before income taxes      28,134     18,867     54,910     38,938

Provision for income taxes           10,419      6,981     20,318     14,407
                                   --------   --------   --------   --------
Net income                         $ 17,715   $ 11,886   $ 34,592   $ 24,531
                                   ========   ========   ========   ========
Earnings per share:
   Basic                               $.18       $.12       $.36       $.25
                                       ====       ====       ====       ====
   Diluted                             $.18       $.12       $.35       $.25
                                       ====       ====       ====       ====
Average shares outstanding during
 period:
   Basic                             96,375     96,333     96,703     96,300
                                     ======    =======     ======    =======
   Diluted                           97,657    104,912     98,595    105,037
                                     ======    =======     ======    =======

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                   (in thousands except per share amounts)

                                                   August 26,   February 26,
                                                      2000          2000
                                                   ----------   ------------
                                                   (unaudited)
ASSETS
Current assets:
  Cash, including temporary investments of $5,437
   and $39,898, respectively                        $ 18,547      $ 50,376
  Beneficial interest in securitized receivables      65,386        53,820
  Other accounts receivable, net                       6,564         5,637
  Inventories                                        310,919       268,906
  Prepaid expenses and other current assets           38,354        36,541
                                                    --------      --------
     Total current assets                            439,770       415,280

Properties, net                                      208,444       213,032
Other assets                                          38,232        42,398
                                                    --------      --------
                                                    $686,446      $670,710
                                                    ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term
   debt                                             $      -      $ 39,179
  Accounts payable and accrued liabilities           141,517       136,787
                                                    --------      --------
     Total current liabilities                       141,517       175,966

Long-term debt                                        32,500        25,000
Other non-current liabilities                         29,856        29,081

Shareholders' equity:
  Common stock, $1.00 par, 500,000,000 shares
   authorized, 100,779,000 issued                    100,779       100,779
  Paid-in capital                                    140,487       155,711
  Retained earnings                                  292,407       264,678
  Cumulative other comprehensive income               (2,217)       (1,536)
  Less - 4,535,000 and 6,949,000 common shares in
   treasury, at cost, respectively                   (48,701)      (78,668)
  Less - unearned compensation                          (182)         (301)
                                                    --------      --------
                                                     482,573       440,663
                                                    --------      --------
                                                    $686,446      $670,710
                                                    ========      ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                        Six Months Ended
                                                    August 26,    August 28,
                                                       2000          1999
                                                    ----------    ----------

Cash flow from operating activities:
  Net income                                          $34,592       $24,531
  Adjustments to reconcile to net cash provided by
   operating activities:
   Depreciation and amortization                       20,850        19,133
   Deferred taxes and other                             5,056         5,136
   Change in cash from:
     Inventories                                      (42,013)        1,174
     Other accounts receivable and other
       current assets                                  (4,397)       (5,073)
     Accounts payable and accrued expenses              2,713        (4,049)
     Other assets, liabilities, and other, net          1,970        (1,243)
                                                      -------       -------
       Net cash provided by operating activities       18,771        39,609
                                                      -------       -------
Cash flow from investing activities:
  Capital expenditures                                (18,676)      (28,190)
  Proceeds from disposition of properties                 262           483
  Net cost from disposition of Sunbelt Nursery
   Group, Inc. properties                                   -          (244)
  Beneficial interest in securitized receivables      (11,565)         (887)
                                                      -------       -------
     Net cash used in investing activities            (29,979)      (28,838)
                                                      -------       -------
Cash flow from financing activities:
  Cash dividends                                       (2,963)       (5,795)
  Purchases of treasury stock                         (27,277)      (10,763)
  Proceeds from stock options exercised, stock
   purchase plan and other, net                         2,134         2,349
  Repayments of long-term debt                            (15)      (14,400)
  Net borrowings under long-term line of
   credit agreements                                    7,500         3,208
                                                      -------       -------
     Net cash used in financing activities            (20,621)      (25,401)
                                                      -------       -------
Change in cash and cash equivalents                   (31,829)      (14,630)
Cash and cash equivalents at beginning of period       50,376        41,945
                                                      -------       -------
Cash and cash equivalents at end of period            $18,547       $27,315
                                                      =======       =======

The accompanying notes are an integral part of these financial statements.


                                                        PIER 1 IMPORTS, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED AUGUST 26, 2000
                                               (in thousands except per share amounts)
                                                             (unaudited)
                                                                        Cumulative
                                                                           Other                                 Total
                                           Common   Paid-in   Retained Comprehensive  Treasury   Unearned    Shareholders'
                                            Stock   Capital   Earnings     Income      Stock   Compensation      Equity
                                           -------- --------  -------- ------------- --------- ------------- -------------
Balance, February 26, 2000                 $100,779 $155,711  $264,678    ($1,536)   ($78,668)     ($301)       $440,663
                                                                                                                --------
Comprehensive income:

 Net income                                                     34,592                                            34,592

 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                   (681)                                  (681)
                                                                                                                --------
Comprehensive income                                                                                              33,911
                                                                                                                --------
Purchases of treasury shares                                                          (27,277)                   (27,277)

Restricted stock grant and amortization                                                              119             119

Stock purchase plan, exercise of stock
 options and other                                      (711)                           3,358                      2,647

Cash dividends, declared or paid ($.07
 per share)                                                     (6,863)                                           (6,863)

Conversion of 5 3/4% convertible debt                (14,513)                          53,886                     39,373
                                           -------- --------  --------    -------    --------      -----        --------
Balance, August 26, 2000                   $100,779 $140,487  $292,407    ($2,217)   ($48,701)     ($182)       $482,573
                                           ======== ========  ========    =======    ========      =====        ========

The accompanying notes are an integral part of these financial statements.

                            PIER 1 IMPORTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999
                                 (unaudited)

      The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 26, 2000. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 26, 2000, and the results of operations and cash flows for the three and six months ended August 26, 2000 and August 28, 1999 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 26, 2000 and August 28, 1999 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.

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

      Earnings per share for the three and six months ended August 26, 2000 and August 28, 1999 are calculated as follows (in thousands except per share amounts):

                                    Three Months Ended    Six Months Ended
                                   Aug. 26,   Aug. 28,   Aug. 26,   Aug. 28,
                                     2000       1999       2000       1999
                                   --------   --------   --------   --------

Net income                          $17,715    $11,886    $34,592    $24,531
Assumed conversion of 5 3/4%
  subordinated notes:
    Plus interest and debt issue
      costs, net of tax                   -        638          -      1,307
                                    -------    -------    -------    -------
Diluted net income                  $17,715    $12,524    $34,592    $25,838
                                    =======    =======    =======    =======

Average shares outstanding during
  period:
    Basic                            96,375     96,333     96,703     96,300
      Plus assumed exercise of
        stock options                 1,282        724      1,237        686
      Plus assumed conversion of
        5 3/4% subordinated notes
        to common stock                   -      7,855        655      8,051
                                    -------    -------    -------    -------
    Diluted                          97,657    104,912     98,595    105,037
                                    =======    =======    =======    =======
Earnings per share:
    Basic                              $.18       $.12       $.36       $.25
                                       ====       ====       ====       ====
    Diluted                            $.18       $.12       $.35       $.25
                                       ====       ====       ====       ====

Note 2 - Comprehensive income

     The components of comprehensive income, net of related tax, for the three and six months ended August 26, 2000 and August 28, 1999 are as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                   Aug. 26,   Aug. 28,   Aug. 26,   Aug. 28,
                                     2000       1999       2000       1999
                                   --------   --------   --------   --------

Net income                          $17,715    $11,886    $34,592    $24,531
Foreign currency translation
  adjustments                            42        (58)      (681)        49
                                    -------    -------    -------    -------
    Comprehensive income            $17,757    $11,828    $33,911    $24,580
                                    =======    =======    =======    =======

Note 3 - Supplemental cash flow information

     During the first quarter of fiscal 2001, the Company issued 4,764,450 shares of common stock upon the conversion of $39,164,000 principal amount of 5 3/4% convertible subordinated notes.

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

Results of Operations

      The Company recorded net sales of $338.0 million for the second quarter of fiscal 2001, an increase of 15.8% over last year's net sales of $291.8 million. Net sales for the first six months of fiscal 2001 grew to $637.5 million from $552.8 million, representing a 15.3% increase over the comparable period of fiscal 2000. For fiscal 2001, same-store sales for the second quarter improved 12.1% and for the first six months improved 10.9% from year ago periods. These improvements were largely attributable to the Company's continued focus on the value pricing initiatives that began in the first quarter of last fiscal year. New merchandise offered at attractive price points fueled an increase in customer traffic and resulted in an improved average ticket and conversion ratio for the first half of fiscal 2001. Net sales for the second quarter and first six months of fiscal 2000 suffered from late shipments on basic merchandise items, which resulted in insufficient inventory levels last year. Inventory levels during the first half of fiscal 2001 were sufficient to sustain strong sales growth and the Company believes they are on plan at the end of the second quarter to support sales for the latter half of fiscal 2001.

     The net increase of 31 North American stores at the end of the second quarter of fiscal 2001 compared to the end of the second quarter of fiscal 2000 also contributed to the increase in net sales. The North American store count totaled 794 at the end of the fiscal 2001 second quarter compared to
763 stores a year earlier.   During the quarter, the Company opened 14 new
stores and closed six stores in North America and opened one store in the United Kingdom bringing the worldwide store count to 845 at the fiscal 2001 second quarter-end.

      Net sales on the Company's proprietary credit card totaled $180.4 million for the first six months of fiscal 2001, an increase of $33.0 million, or 22.4%, over proprietary credit card sales of $147.4 million for the same period of fiscal 2000. For the first six months of fiscal 2001, proprietary credit cards sales accounted for 30.5% of total U.S. store sales, an increase from the 28.6% for the year earlier period. Proprietary credit card customers spent an average of $162 per transaction for the first six months of fiscal 2001, compared to $150 for the same period a year ago. The Company continues to grow sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders.

      Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, improved 130 basis points to 40.1% for the second quarter of fiscal 2001 and improved 70 basis points to 41.1% for the first six months of fiscal 2001. Merchandise margins, as a percentage of sales, were 52.7% for the second quarter of fiscal 2001, a 20 basis point increase from 52.5% for the same period last year. This improvement in merchandise margins was largely due to lless promotional discounts during the second quarter of fiscal 2001 compared to the same period a year ago. This decrease in promotional discounts along with improved efficiencies in the Company's distribution centers during the quarter was slightly offset by an increase in freight rates. For the first six months of fiscal 2001, merchandise margins were 54.2% of sales, down 20 basis points from 54.4% of sales for the first six months of fiscal 2000. The decline in margins for the first half of fiscal 2001 was principally the result of ocean freight rates that were higher than last year. New carrier contracts were negotiated by the Company near the end of fiscal 2000 that should prevent further increases in ocean freight for the remainder of fiscal 2001. As a percentage of sales, store occupancy costs improved 110 basis points to 12.6% for the second quarter of fiscal 2001 and improved 90 basis points to 13.1% for the first six months of fiscal 2001 compared to the same periods of fiscal 2000. These improvements in store occupancy expense were primarily due to the leveraging of relatively fixed rental rates on store leases over a higher sales base.

      Selling, general and administrative expenses, including marketing, as a percentage of sales, remained constant at 28.6% for the second quarter of fiscal 2001 and improved 30 basis points to 29.2% for the first six months of fiscal 2001 compared to the same periods a year earlier. In total dollars, selling, general and administrative expenses increased $13.3 million for the second quarter of fiscal 2001 and increased $23.3 million for the first six months of fiscal 2001 versus the comparable periods of fiscal 2000. Expenses that normally grow proportionately with sales and number of stores, such as store compensation, equipment rental, supplies and marketing, increased $6.9 million, but declined 90 basis points to 20.2% of sales for the second quarter of fiscal 2001. Similarly, these variable expenses increased $14.2 million for the first six months of fiscal 2001, yet decreased 70 basis points to 21.2% of sales. The improvements in variable expenses were primarily the result of well-managed store payroll and other store expenses. Additionally, marketing expenses contributed to these improvements due to the timing of advertising expenditures along with the leveraging of such expenditures over a higher sales base. Although the timing of marketing expenditures may fluctuate between fiscal quarters, the Company anticipates ending fiscal year 2001 with marketing expenses comparable to last year's levels, as a percentage of sales. All other selling, general and administrative expenses increased 90 basis points to 8.4% of sales for the second quarter of fiscal 2001 and increased 40 basis points to 8.0% of sales for the first six months of fiscal 2001. These increases in other selling, general and administrative expenses were primarily attributable to an accrual of incentive bonuses for general management.

      Operating income improved 42.7% to $28.4 million, or 8.4% of sales, for the second quarter of fiscal 2001 from $19.9 million, or 6.8% of sales, for the second quarter of fiscal 2000. For the first six months of fiscal 2001, operating income improved 33.8% to $55.3 million, or 8.7% of sales, compared to $41.3 million, or 7.5 % of sales, for the same period in fiscal 2000.

      Net interest expense declined $0.8 million to $0.2 million for the second quarter of fiscal 2001 and declined $2.0 million to $0.4 million for the first six months of fiscal 2001 for the comparable periods a year ago. The decrease in interest expense was partly due to the repurchase of $28.6 million of the Company's 5 3/4% convertible subordinated notes throughout discal 2000 and the subsequent retirement of the remaining $39.2 million of the outstanding principal amount of these convertible notes in the first quarter of fiscal 2001.

      The Company's effective income tax rate for fiscal 2001 is estimated at 37%, consistent with the first six months of fiscal 2000.

      Net income for the second quarter of fiscal 2001 was $17.7 million, or 5.2% of sales compared to net income of $11.9 million, or 4.1% of sales, for the second quarter of fiscal 2000. Diluted earnings per share for the second quarter of fiscal 2001 were $.18, representing a 50% increase over last year's $.12 per diluted share. For the first six months of fiscal 2001, net income increased 41.0% to $34.6 million, or $.35 per share on a diluted basis, from $24.5 million, or $.25 per share on a diluted basis.

Liquidity & Capital Resources

     Net income, adjusted for non-cash and non-operating related items, was $60.5 million and served as the primary source of operating cash flow. Net cash provided by operating activities totaled $18.8 million for the six months ended August 26, 2000, a $20.8 million decrease from the $39.6 million for the six months ended August 28, 1999. The decline in cash flow provided by operating activities was primarily due to increased merchandise inventory purchases for the first half of this fiscal year compared to the same period a year ago. Year-to-date inventory increases totaled $42.0 million, representing a significant change over last year's year-to-date activity when inventory levels were approximately five to ten percent below plan and even lower than the previous year's level. At the end of the second quarter of fiscal 2001, inventory levels continued to be on plan to meet holiday sales projections and to support the opening of approximately 35 new stores scheduled to open by the beginning of December.

     The Company expended nearly $30.0 million in investing activities during the first six months of fiscal 2001. Capital expenditures totaling $18.7 million were primarily used to support new store openings, remodels and fixture and floor plan upgrades of existing stores. The Company estimates that capital expenditures will be slightly below $50 million for fiscal 2001. As a result of favorable sales trends on the Company's proprietary credit card, the beneficial interest in securitized receivables increased $11.6 million. Partially offsetting these uses of cash were net proceeds from the disposition of properties of $0.3 million.

     Financing activities used $20.6 million in cash year-to-date. The Company repurchased 2,647,000 shares of its common stock for $27.3 million. As of August 26, 2000, 2.4 million shares remained authorized for repurchase under the previously approved Board of Directors program. The Company's year-to-date cash outflow of $3.0 million for dividend payments remained unchanged from the previous quarter ended May 27, 2000 since the second quarter dividend of $0.04 per share was paid on August 30, 2000, subsequent to the end of the second quarter. During the quarter, the Company received financing proceeds of $7.5 million upon borrowing on its long-term revolving credit facility. Other financing activities, primarily the exercise of stock options, provided cash of $2.2 million.

     The Company's minimum operating lease commitments remaining for fiscal 2001 are $65.1 million. The present value of total existing minimum operating lease commitments discounted at 10% was $568.5 million at the fiscal 2001 second quarter-end. The Company expects to fund these commitments from operating cash flow.

     Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility which expires December 2003, and other short-term and long-term bank facilities. As of August 26, 2000, the Company's available resources on its revolving credit facility were $117.5 million. Other short-term (364 days) bank facilities, used principally for the issuance of letters of credit, totaled $143.3 million, of which $88.6 was available at the end of the second quarter. Additionally, the Company has $25.6 million in standby letters of credit supporting industrial revenue bond financing used for the construction of three distribution centers. The Company's current ratio was 3.1 to 1 at the end of the second quarter compared to 2.4 to 1 at the end of fiscal 2000. Excluding the effect of the call of the Company's 5 3/4% convertible subordinated notes which resulted in a reclassification of these notes from long-term to short-term, the current ratio would have been 3.0 to 1 at fiscal 2000 year-end.

     In March 2000, the Company redeemed its $39.2 million outstanding principal amount of 5 3/4% convertible subordinated notes previously due October 1, 2003. The notes were redeemable at 103% of par on March 23, 2000 or convertible into the Company's common stock at a price of $8.22 per share. Prior to redemption, $39,164,000 of the notes was converted into 4,764,450 shares of the Company's common stock and $15,000 of the notes was redeemed for cash.

     In September 2000, the Company declared a cash dividend of $.04 per share payable on November 15, 2000 to shareholders of record on November 1, 2000. The Company currently expects to continue to pay cash dividends in fiscal 2001 but to retain most of its future earnings for expansion of the Company's business.

     In summary, the Company's primary uses for cash year-to-date have been to fund operating expenses, satisfy inventory requirements, repurchase common stock and provide for new and existing store development. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's credit facilities. The Company believes that the funds provided from operations, available lines of credit and sales of its proprietary credit card receivables will be sufficient to finance working capital and capital expenditure requirements for the remainder of the fiscal year.

Forward-looking Statements

    Certain matters discussed in this quarterly report, other than historical information, may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the general strength of the economy and levels of consumer disposable income, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended February 26, 2000, as filed with the Securities and Exchange Commission.

Impact of Inflation

    Inflation has not had a significant impact on the operations of the Company.

                                   PART II
                                   -------

Item 1.   Legal Proceedings.
          -----------------

               On September 19, 2000, the Company, without admitting or denying the findings, consented to an administrative cease and desist order by the Securities and Exchange Commission from future violations of Section 13(a) and (b) of the Securities Exchange Act of 1934. The order cited violations related to quarterly reports filed with the SEC by the Company prior to its announcement in December 1995 of a $19.3 million trading loss. The alleged Section 13(a) and (b) violations involved (i) filing quarterly reports from 1993 to 1995 that included inaccurate financial statements and that failed to provide certain required information and (ii) the failure to maintain accurate books and records and adequate internal financial controls.

               The Company had previously filed with the SEC in early 1996 amended quarterly reports to restate the financial statements contained in the quarterly reports filed from 1993 to 1995.

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

                         PIER 1 IMPORTS, INC. (Registrant)



Date:     October 9, 2000     By:   /s/ Marvin J. Girouard
          ---------------     ---------------------------------------------
                              Marvin J. Girouard, Chairman of the Board
                              and Chief Executive Officer




Date:     October 9, 2000     By:   /s/ Charles H. Turner
          ---------------     ---------------------------------------------
                              Charles H. Turner, Senior Vice President,
                              Chief Financial Officer and Treasurer



Date:     October 9, 2000     By:   /s/ Susan E. Barley
          ---------------     ---------------------------------------------
                              Susan E. Barley, Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit
No.       Description

27        Financial Data Schedule for Six-Month Period ended August 26, 2000.