Form 10-Q
period 2000-11-25
PIER 1 IMPORTS INC/DE
filed 2001-01-05
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 25, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from               to
                               -------------    --------------

Commission File Number 1-7832


                              PIER 1 IMPORTS, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             75-1729843
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


             301 Commerce Street, Suite 600, Fort Worth, Texas 76102
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                  (817)252-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Shares outstanding as of December 30, 2000
-----------------------------         ------------------------------------------
Common Stock, $1.00 par value                        95,899,461

                              PIER 1 IMPORTS, INC.

                          INDEX TO QUARTERLY FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----

      Item 1.     Financial Statements

           Consolidated Statements of Operations for the Three and Nine Months Ended
                  November 25, 2000 and November 27, 1999..................................................3

           Consolidated Balance Sheets,
                  November 25, 2000, February 26, 2000 and November 27, 1999...............................4

           Consolidated Statements of Cash Flows for the Nine Months Ended
                  November 25, 2000 and November 27, 1999..................................................5

           Consolidated Statement of Shareholders' Equity for the Nine Months Ended
                  November 25, 2000........................................................................6

           Notes to Consolidated Financial Statements......................................................7

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................9


PART II. OTHER INFORMATION

      Item 1.     Legal Proceedings.......................................................................13

      Item 6.     Exhibits and Reports on Form 8-K........................................................13

      Signatures  ........................................................................................14

                                     PART I

Item 1.  Financial Statements.


                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                       Three Months Ended       Nine Months Ended
                                                      Nov. 25,     Nov. 27,    Nov. 25,      Nov. 27,
                                                        2000         1999        2000         1999
                                                     ---------    ---------    ---------    ---------

Net sales                                            $ 343,493    $ 298,223    $ 981,012    $ 851,012

Operating costs and expenses:
    Cost of sales (including buying and
       store occupancy)                                196,333      172,194      571,590      501,688
    Selling, general and administrative
       expenses                                         98,228       88,339      284,315      251,166
    Depreciation and amortization                       10,653       10,246       31,503       29,379
                                                     ---------    ---------    ---------    ---------
                                                       305,214      270,779      887,408      782,233
                                                     ---------    ---------    ---------    ---------

          Operating income                              38,279       27,444       93,604       68,779

Non operating (income) and expenses:
    Interest and investment income                        (226)        (198)      (1,061)      (1,224)
    Interest expense                                     1,097        2,006        2,347        5,429
                                                     ---------    ---------    ---------    ---------
                                                           871        1,808        1,286        4,205
                                                     ---------    ---------    ---------    ---------

          Income before income taxes                    37,408       25,636       92,318       64,574

Provision for income taxes                              13,839        9,485       34,157       23,892
                                                     ---------    ---------    ---------    ---------

Net income                                           $  23,569    $  16,151    $  58,161    $  40,682
                                                     =========    =========    =========    =========

Earnings per share:
       Basic                                         $     .25    $     .17    $     .60    $     .42
                                                     =========    =========    =========    =========

       Diluted                                       $     .24    $     .16    $     .59    $     .41
                                                     =========    =========    =========    =========

Average shares outstanding during period:
       Basic                                            95,977       96,295       96,461       96,299
                                                     =========    =========    =========    =========

       Diluted                                          97,560      103,242       98,250      104,439
                                                     =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)



                                                                  Nov. 25,      Feb. 26,        Nov. 27,
                                                                   2000           2000            1999
                                                               ------------    ------------    ------------
                                                                 (unaudited)                    (unaudited)

ASSETS

Current assets:
    Cash, including temporary investments of $2,952,
       $39,898 and $16,330, respectively                       $     19,452    $     50,376    $     34,392
    Beneficial interest in securitized receivables                   74,262          53,820          53,571
    Other accounts receivable, net                                    8,058           5,637           6,491
    Inventories                                                     340,523         268,906         279,608
    Prepaid expenses and other current assets                        37,030          36,541          37,508
                                                               ------------    ------------    ------------
          Total current assets                                      479,325         415,280         411,570

Properties, net                                                     212,081         213,032         217,067
Other assets                                                         37,803          42,398          45,041
                                                               ------------    ------------    ------------
                                                               $    729,209    $    670,710    $    673,678
                                                               ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt        $         --    $     39,179    $         --
    Accounts payable and accrued liabilities                        147,061         136,787         136,066
                                                               ------------    ------------    ------------
          Total current liabilities                                 147,061         175,966         136,066

Long-term debt                                                       55,000          25,000          84,107
Other non-current liabilities                                        31,159          29,081          28,572

Shareholders' equity:
    Common stock, $1.00 par, 500,000,000 shares
       authorized, 100,779,000 issued                               100,779         100,779         100,779
    Paid-in capital                                                 140,075         155,711         156,558
    Retained earnings                                               312,187         264,678         233,453
    Cumulative other comprehensive income                            (4,387)         (1,536)         (1,542)
    Less - 4,861,000, 6,949,000 and 4,680,000 common
       shares in treasury, at cost, respectively                    (52,543)        (78,668)        (63,904)
    Less - unearned compensation                                       (122)           (301)           (411)
                                                               ------------    ------------    ------------
                                                                    495,989         440,663         424,933
                                                               ------------    ------------    ------------
                                                               $    729,209    $    670,710    $    673,678
                                                               ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                       Nine Months Ended
                                                                 November 25,     November 27,
                                                                    2000             1999
                                                               --------------    --------------

Cash flow from operating activities:
    Net income                                                 $       58,161    $       40,682
    Adjustments to reconcile to net cash provided by
       operating activities:
       Depreciation and amortization                                   31,503            29,379
       Deferred taxes and other                                         5,265             7,554
    Change in cash from:
       Inventories                                                    (71,617)          (20,835)
       Other accounts receivable and other current assets              (4,623)           (4,276)
       Accounts payable and accrued expenses                           13,181             8,026
       Other assets, liabilities, and other, net                        1,987            (3,159)
                                                               --------------    --------------
       Net cash provided by operating activities                       33,857            57,371
                                                               --------------    --------------

Cash flow from investing activities:
    Capital expenditures                                              (33,980)          (38,417)
    Proceeds from disposition of properties                               294            19,001
    Beneficial interest in securitized receivables                    (20,442)          (12,569)
                                                               --------------    --------------
       Net cash used in investing activities                          (54,128)          (31,985)
                                                               --------------    --------------

Cash flow from financing activities:
    Cash dividends                                                    (10,652)           (8,686)
    Purchases of treasury stock                                       (34,028)          (15,273)
    Proceeds from stock options exercised, stock
       purchase plan and other, net                                     4,042             3,263
    Repayments of long-term debt                                      (40,015)          (16,278)
    Borrowings under long-term debt                                    70,000             4,035
                                                               --------------    --------------
       Net cash used in financing activities                          (10,653)          (32,939)
                                                               --------------    --------------

Change in cash and cash equivalents                                   (30,924)           (7,553)
Cash and cash equivalents at beginning of period                       50,376            41,945
                                                               --------------    --------------
Cash and cash equivalents at end of period                     $       19,452    $       34,392
                                                               ==============    ==============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 25, 2000
                     (in thousands except per share amounts)
                                   (unaudited)


                                                                        Cumulative
                                                                           Other                                    Total
                                  Common       Paid-in      Retained   Comprehensive  Treasury       Unearned    Shareholders'
                                   Stock       Capital      Earnings       Income       Stock      Compensation     Equity
                                 ----------   ----------   ----------  -------------  ----------   ------------  -------------

Balance, February 26, 2000       $  100,779   $  155,711   $  264,678   $   (1,536)   $  (78,668)   $     (301)   $  440,663
                                                                                                                  ----------
Comprehensive income:

  Net income                                                   58,161                                                 58,161

  Other comprehensive income,
    net of tax:
    Foreign currency translation
     adjustments                                                            (2,851)                                   (2,851)
                                                                                                                  ----------
Comprehensive income                                                                                                  55,310
                                                                                                                  ----------
Purchases of treasury shares                                                             (34,028)                    (34,028)

Restricted stock grant and
   amortization                                                                                            179           179

Stock purchase plan, exercise
  of stock options and other                      (1,123)                                  6,267                       5,144

Cash dividends, declared or paid
  ($.11 per share)                                            (10,652)                                               (10,652)

Conversion of 5 3/4% convertible
   debt                                          (14,513)                                 53,886                      39,373
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance, November 25, 2000       $  100,779   $  140,075   $  312,187   $   (4,387)   $  (52,543)   $     (122)   $  495,989
                                 ==========   ==========   ==========   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 25, 2000
                              AND NOVEMBER 27, 1999
                                   (unaudited)


         The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 26, 2000. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 25, 2000, and the results of operations and cash flows for the three and nine months ended November 25, 2000 and November 27, 1999 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 25, 2000 and November 27, 1999 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the balance sheet for the nine months ended November 27, 1999 have been modified to conform with the February 26, 2000 and the November 25, 2000 methods of presentation.

NOTE 1 - EARNINGS PER SHARE

         Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but include the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would have been issuable upon conversion of the Company's convertible securities. To determine dilutive earnings, interest and debt issue costs, net of any applicable taxes, have been added back to net income to reflect assumed conversions.

         The following earnings per share calculations reflect the effect of the Company's conversion of its 5 3/4% convertible subordinated notes, which were primarily converted, without interest, on or before March 23, 2000.

         Earnings per share for the three and nine months ended November 25, 2000 and November 27, 1999 are calculated as follows (in thousands except per share amounts):


                                                       Three Months Ended        Nine Months Ended
                                                      Nov. 25,     Nov. 27,     Nov. 25,     Nov. 27,
                                                        2000         1999         2000         1999
                                                     ----------   ----------   ----------   ----------

Net income                                           $   23,569   $   16,151   $   58,161   $   40,682
Assumed conversion of 5 3/4% subordinated
   notes:
      Plus interest and debt issue costs,
         net of tax                                          --          526           --        1,834
                                                     ----------   ----------   ----------   ----------
Diluted net income                                   $   23,569   $   16,677   $   58,161   $   42,516
                                                     ==========   ==========   ==========   ==========

Average shares outstanding during period:
   Basic                                                 95,977       96,295       96,461       96,299
      Plus assumed exercise of stock options              1,583          467        1,353          613
      Plus assumed conversion of 5 3/4%
         subordinated notes to common stock                  --        6,480          436        7,527
                                                     ----------   ----------   ----------   ----------
   Diluted                                               97,560      103,242       98,250      104,439
                                                     ==========   ==========   ==========   ==========

Earnings per share:
  Basic                                              $      .25   $      .17   $      .60   $      .42
                                                     ==========   ==========   ==========   ==========

  Diluted                                            $      .24   $      .16   $      .59   $      .41
                                                     ==========   ==========   ==========   ==========

NOTE 2 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three and nine months ended November 25, 2000 and November 27, 1999 are as follows (in thousands):


                                                  Three Months Ended          Nine Months Ended
                                                 Nov. 25,      Nov. 27,     Nov. 25,       Nov. 27,
                                                   2000          1999         2000          1999
                                                ----------    ----------   ----------    ----------

Net income                                      $   23,569    $   16,151   $   58,161    $   40,682
Foreign currency translation adjustments            (2,170)          259       (2,851)          308
                                                ----------    ----------   ----------    ----------

    Comprehensive income                        $   21,399    $   16,410   $   55,310    $   40,990
                                                ==========    ==========   ==========    ==========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the first quarter of fiscal 2001, the Company issued 4,764,450 shares of common stock upon the conversion of $39,164,000 principal amount of 5 3/4% convertible subordinated notes.


NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting guidelines for derivatives and requires the Company to record all derivatives as assets or liabilities on the balance sheet at fair value. This statement is effective for the Company beginning in fiscal 2002. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward foreign exchange contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates, associated with purchases denominated in foreign currencies. The Company has analyzed the implementation requirements and does not anticipate that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated balance sheets or statements of operations, shareholders' equity and cash flows.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces, in its entirety, SFAS No. 125 issued in June 1996. The new standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The new standard is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is not to be applied retroactively to financial statements for prior periods. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize in the balance sheet the financial and servicing assets it controls and the liabilities it has incurred and to remove financial assets from the balance sheet when control has been surrendered in accordance with the criteria provided in the statement. The Company is analyzing the implementation requirements and does not anticipate that the adoption of SFAS No. 140 will have a material impact on the Company's consolidated balance sheets or statements of operations, shareholders' equity and cash flows.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

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

RESULTS OF OPERATIONS

          Net sales for the third quarter of fiscal 2001 were $343.5 million, up 15.2% from last year's net sales of $298.2 million. For the first nine months of fiscal 2001, net sales grew to $981.0 million from $851.0 million, representing a 15.3% increase over the comparable period of fiscal 2000. Same store sales for both the third quarter and the first nine months of fiscal 2001 improved 10.6% over the same periods last year. Sales have continued to improve partly as a result of the Company's focus on a value pricing initiative that began in the first quarter of last fiscal year. This initiative resulted in an improved average ticket and conversion ratio and higher customer traffic for the third quarter and first nine months of fiscal 2001 compared to the same periods a year ago. Net sales for the third quarter and first nine months of fiscal 2000 suffered from late shipments on basic merchandise items, which resulted in insufficient inventory levels last year. Inventory levels during the first nine months of fiscal 2001 have sustained strong sales growth and the Company believes they are on plan at the end of the third quarter to support sales for the holiday season and the opening of approximately 35 new stores over the next six months.

         The increase in net sales was also attributable to the net increase of 32 North American stores at the end of the third quarter of fiscal 2001 compared to the end of the same quarter of fiscal 2000. The North American store count totaled 819 at the end of the current quarter compared to 787 stores a year earlier. During the third quarter, the Company opened 28 new stores and closed three stores in North America and opened one store in the United Kingdom. The worldwide store count was 871 and total retail square footage was 6.2 million at November 25, 2000.

          Net sales on the Company's proprietary credit card totaled $277.9 million for the first nine months of fiscal 2001, an increase of $52.3 million, or 23.2%, over proprietary credit card sales of $225.6 million for the same period of fiscal 2000. For the first nine months of fiscal 2001, proprietary credit card sales accounted for 30.6% of total U.S. store sales, an increase from 28.5% for the year earlier period. Proprietary credit card customers spent an average of $162 per transaction for the first nine months of fiscal 2001, compared to $150 for the same period a year ago. The Company continues to grow sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders.

          Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, improved nearly 60 basis points to 42.8% for the third quarter of fiscal 2001 and improved nearly 70 basis points to 41.7% for the first nine months of fiscal 2001 from the same periods last year. Merchandise margins declined slightly less than 50 basis points as a percentage of sales to 55.4% for the third quarter of fiscal 2001 compared to the same period last year. For the nine-month period, merchandise margins were 54.6% of sales for fiscal 2001, down 30 basis points from 54.9% of sales for the same period a year ago. The decline in merchandise margins during the third quarter of fiscal 2001 was largely due to successful

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


promotions in October and November featuring various furniture items. The slight decreases in merchandise margins were offset by improvements in store occupancy expense which decreased 110 basis points, as a percentage of sales, from 13.6% for the third quarter of fiscal 2000 to 12.5% for the third quarter of this fiscal year. Store occupancy costs also improved 100 basis points to 12.9% for the first nine months of fiscal 2001. These improvements in store occupancy were achieved by leveraging relatively fixed rental rates over a higher sales base.

          As a percentage of sales, selling, general and administrative expenses, including marketing, improved 100 basis points to 28.6% for the third quarter of fiscal 2001 and improved 50 basis points to 29.0% for the first nine months of fiscal 2001 compared to the same periods a year earlier. In total, selling, general and administrative expenses increased $9.9 million for the third quarter of fiscal 2001 and increased $33.1 million for the first nine months of fiscal 2001 versus the comparable periods of fiscal 2000. Expenses that normally vary proportionately with sales, such as store salaries, equipment rental, supplies and marketing, decreased 90 basis points, as a percentage of sales, for the third quarter of fiscal 2001 and 70 basis points for the nine-month period when compared to the year earlier periods. This improvement was achieved by carefully controlling store payroll and other store expenses. Year-to-date marketing expense, as a percentage of sales, decreased 30 basis points from the prior year and also contributed to this improvement. Marketing expense, as a percentage of sales, for the 2001 fiscal year is still expected to be comparable to fiscal 2000. All other selling, general and administrative expenses increased $12.3 million, an increase of 20 basis points, as a percentage of sales, for the first nine months of fiscal 2001. This increase was primarily the result of an accrual for incentive bonuses for general management. The effect of this bonus accrual was offset by other well-managed expenses and resulted in a 10 basis point decrease in all other selling, general and administrative expenses, as a percentage of sales, for the third quarter of fiscal 2001 compared to the same quarter a year ago.

          Operating income for the third quarter of fiscal 2001 improved 39.5% to $38.3 million, or 11.1% of sales, from $27.4 million, or 9.2% of sales, for the third quarter of last year. For the first nine months of fiscal 2001, operating income improved 36.1% to $93.6 million, or 9.5% of sales, compared to $68.8 million, or 8.1% of sales, for the same period in fiscal 2000.

          Net interest expense declined $0.9 million to $0.9 million for the third quarter of fiscal 2001 and declined $2.9 million to $1.3 million for the first nine months of fiscal 2001 from the comparable periods a year ago. The decrease in interest expense was due to the repurchase of $28.6 million of the Company's 5 3/4% convertible subordinated notes throughout fiscal 2000 and the subsequent retirement of the remaining $39.2 million of the outstanding principal amount of these notes in the first quarter of fiscal 2001.

          The Company's effective income tax rate for fiscal 2001 is estimated at 37%, consistent with the first nine months of fiscal 2000.

          Net income for the third quarter of fiscal 2001 was $23.6 million, or 6.9% of sales, compared to net income of $16.2 million, or 5.4% of sales, for the third quarter of fiscal 2000. Diluted earnings per share for the third quarter of fiscal 2001 were $.24, representing a 50% increase over last year's $.16 per diluted share. For the first nine months of fiscal 2001, net income increased 43.0% to $58.2 million, or $.59 per share on a diluted basis, from $40.7 million, or $.41 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

         Net income, adjusted for non-cash and non-operating related items, was $94.9 million and served as the Company's primary source of operating cash flow for the nine months ended November 25, 2000. Year-to-date, net cash provided by operating activities totaled $33.9 million. Increased merchandise inventory purchases totaling $71.6 million year-to-date were the primary use of cash generated from operations. At the end of the third quarter of fiscal 2001, inventory levels increased to support the opening of new stores during the third quarter and continued to be on plan to meet holiday sales projections and to support the opening of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


approximately 35 new stores over the next six months.

         During the first nine months of fiscal 2001, the Company's net investing activities of $54.1 million consisted principally of capital expenditures and increases in the beneficial interest in securitized receivables. Capital expenditures totaling $34.0 million were primarily used to support new store openings, remodels and fixture and floor plan upgrades of existing stores. The Company estimates capital expenditures will be slightly less than $50 million for this fiscal year, while fiscal year 2002 capital expenditures are estimated at $50 to $60 million to further new store development, system enhancements and store relocations or remodels. During the fiscal 2001 nine-month period, the Company continued to experience favorable sales trends on its proprietary credit card resulting in a net increase of $20.4 million in the beneficial interest in securitized receivables. This net increase in the Company's proprietary credit card sales was primarily the result of a more successful promotion offered to cardholders this fiscal year over the same promotion offered in the year earlier period.

         Year-to-date financing activities used a net of $10.7 million of the Company's cash resources. As of November 25, 2000, the Company had repurchased 3,244,500 shares of its common stock for $34.0 million leaving 1.8 million shares remaining authorized for repurchase under the previously approved Board of Directors program. Subsequent to the end of the third quarter, the Company announced that its Board of Directors had authorized the repurchase of up to 5 million additional shares of the Company's common stock. With this authorization, the total number of shares authorized for repurchase is 6.8 million. Cash dividends paid throughout fiscal 2001 totaled $10.7 million as of the end of the third quarter. During the first nine months of fiscal 2001, the Company had net borrowings of $30 million on its long-term revolving credit facility. The Company expects to pay off the outstanding balance during the fourth quarter of fiscal 2001. Other financing activities, primarily the exercise of stock options, provided cash of $4.0 million.

         The Company's minimum operating lease commitments remaining for fiscal 2001 are $32.7 million. The present value of total future minimum operating lease commitments discounted at 10% was $558.4 million at the fiscal 2001 third quarter-end. The Company expects to continue to fund these commitments from operating cash flow.

         Working capital requirements are expected to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires December 2003, and other short-term and long-term bank facilities. As of November 25, 2000, the Company's available resources on its revolving credit facility were $95 million. Other short-term (364 days) bank facilities, used principally for the issuance of letters of credit, totaled $123.5 million, of which $78.4 million was available at the end of the third quarter. Additionally, the Company has $25.6 million in long-term standby letters of credit supporting industrial revenue bond financing used for the construction of three distribution centers. The Company's current ratio was 3.3 to 1 at the end of the third quarter compared to 2.4 to 1 at the end of fiscal 2000. Excluding the effect of the call of the Company's 5 3/4% convertible subordinated notes which resulted in a reclassification of these notes from long-term to short-term, the current ratio would have been 3.0 to 1 at fiscal 2000 year-end.

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

         In December 2000, the Company declared a cash dividend of $0.04 per share payable on February 14, 2001 to shareholders of record on January 31, 2001. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company's business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         In summary, the Company's primary uses of cash year-to-date have been to fund operating expenses, satisfy inventory requirements, provide for new and existing store development and repurchase common stock of the Company. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company's credit facilities. The Company believes that the funds provided from operations, available lines of credit and sales of its proprietary credit card receivables will be sufficient to finance working capital and capital expenditure requirements through the end of fiscal year 2002.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this quarterly report, other than historical information, may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, weather conditions that may affect sales, the general strength of the economy and levels of consumer spending, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended February 26, 2000, as filed with the Securities and Exchange Commission.

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

                              PIER 1 IMPORTS, INC. (Registrant)



Date:  January 3, 2001        By: /s/ Marvin J. Girouard
                                  ----------------------------------------------
                                  Marvin J. Girouard, Chairman of the Board
                                  and Chief Executive Officer




Date:  January 3, 2001        By: /s/ Charles H. Turner
                                  ----------------------------------------------
                                  Charles H. Turner, Senior Vice President,
                                  Chief Financial Officer and Treasurer



Date:  January 3, 2001        By: /s/ Susan E. Barley
                                  ----------------------------------------------
                                  Susan E. Barley, Principal Accounting Officer