Form 10-K405
period 2001-03-03
PIER 1 IMPORTS INC/DE
filed 2001-05-31
CIK 278130

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                    For the fiscal year ended MARCH 3, 2001.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from      to
                                    -----  -----

                           Commission File No. 1-7832

                              PIER 1 IMPORTS, INC.
               (Exact name of Company as specified in its charter)

          DELAWARE                                         75-1729843
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   301 COMMERCE STREET, SUITE 600
          FORT WORTH, TEXAS                                  76102
(Address of principal executive offices)                   (Zip Code)

Company's telephone number, including area code:  (817) 252-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered
       -------------------                          ---------------------

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
Yes    X        No
     ----           ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        As of May 2, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,089,600,000 using the closing sales price on this day of $11.66. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission.

        As of May 2, 2001, 96,365,006 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents have been incorporated herein by reference:

1) Registrant's Annual Report to Shareholders for the fiscal year ended March 3, 2001 in Parts I and II hereof and;

2) Registrant's Proxy Statement for the 2001 Annual Meeting in Part III hereof.

                                     PART I

Item 1. Business.

         (a) General Development of Business.

         Throughout this document, references to the "Company" include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to "Pier 1" relate to the Company's retail locations operating under the name Pier 1 Imports. References to "The Pier" relate to the Company's retail locations in the United Kingdom operating under the name The Pier. References to "Cargo" relate to the Company's retail locations operating under the name Cargo Furniture and Home.

         From fiscal 1996 through fiscal 2001, the Company expanded its specialty retail operations from 688 to 899 worldwide retail stores. In fiscal 2001, the Company continued to execute its expansion plan in North America by opening a net 41 new Pier 1 stores and acquiring a 21-store retail chain, Cargo. Subject to changes in the retail environment, availability of suitable store sites and adequate financing, Pier 1 plans to open approximately 85 new stores and close approximately 25 stores in North America in fiscal 2002, depending upon lease renewal negotiations, relocation space availability and general economic conditions. Almost all of the stores expected to close in fiscal 2002 are anticipated to be replaced with a more favorable location within the same market. Cargo and The Pier are not expected to open any new stores during fiscal 2002.

         Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2001:

Aventura, FL                            Lynnwood, WA
Baytown, TX                             Manassas, VA
Bel Air, MD                             Mobile, AL
Benton Harbor, MI                       Morgantown, WV
Birmingham, AL                          Muskegon, MI
Bozeman, MT                             New Bern, NC
Burlington, NC                          Norwalk, CT
Calgary, AB                             Norwood, OH
Camarillo, CA                           Old Saybrook, CT
Cleveland, TN                           Orlando, FL
Concord, NC                             Park City, UT
Edmonton, AB                            Rancho Santa Margarita, CA
Elizabethtown, KY                       Rochester, NY
Elmhurst, IL                            Rockwall, TX
Eugene, OR                              Round Rock, TX
Fairfax, VA                             Sanford, NC
Fairview Heights, IL                    Shrewsbury, PA
Findlay, OH                             Skokie, IL
Fond Du Lac, WI                         South Charleston, WV
Fort Wayne, IN                          Southbury, CT
Fremont, CA                             Springfield, MO
Frisco, TX                              Stroudsburg, PA
Glen Allen, VA                          Taylor, MI
Goshen, IN                              Tonawanda, NY
Greeley, CO                             Troy, MI
Greenwood, SC                           Vancouver, BC
Hagerstown, MD                          Vestal, NY
Hanover, PA                             Warsaw, IN
Jacksonville, NC                        West Bend, WI
Jonesboro, AR                           Westerly, RI
Kokomo, IN                              Winchester, VA
Laredo, TX                              Winter Park, FL
Las Cruces, NM

         During fiscal 2001, Pier 1 completed its program to remodel and remerchandise store interiors to improve the visual merchandising of its products in Pier 1 stores. This program, which upgraded more than 90% of the stores, included store improvements such as better lighting, wider aisles, a more open view for ease of shopping and greater use of "lifestyle merchandising" by grouping products in home-use settings. A remodeling program, directed at refurbishing older stores, supported this remerchandising effort. The Company expects to continue to remodel and remerchandise store interiors as management deems necessary.

         Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

         On February 21, 2001, the Company acquired certain assets and assumed certain liabilities of Cargo Furniture, Inc. for $3,931,000, including cash acquired. These assets and liabilities were included in the Company's balance sheet as of March 3, 2001. Due to the timing of the acquisition, the newly formed corporation operating under the name of Cargo Furniture and Home had no impact on the Company's fiscal 2001 results of operations. Cargo is a 21-store retailer and wholesaler of youth and casual lifestyle furniture, gifts and home decor. Cargo stores are located in Texas, Virginia, Maryland, Georgia, Oklahoma, and Kansas with distribution facilities in Fort Worth, TX and Chase City, Virginia. Cargo utilizes a web site at cargohome.com to attract customers and provide information regarding placing orders and store locations.

         The Company owns 90% of the capital stock of The Pier, located in the United Kingdom, which operates 23 retail stores offering decorative home furnishings and related items in a setting similar to Pier 1 stores. At the end of fiscal 2001, the Company's net investment in The Pier was $19.4 million. During fiscal 2001, The Pier opened two new stores in England, bringing total retail operations to 19 stores in England, three stores in Scotland, and one store in Wales. Additionally, The Pier opened a new online store at pier.co.uk. The Pier expects to close one store and upgrade several existing locations in the U.K. during fiscal 2002. The Pier operates two distribution facilities near London, England.

         During fiscal 1994, the Company initiated an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in a "store within a store" format in certain Sears Mexico stores. In fiscal 1998, the Company amended its agreement with Sears Mexico to an arrangement that substantially insulates the Company from currency fluctuations in the value of the Mexican peso, which had reduced its profitability in the past. In fiscal 2001, Sears Mexico opened one new store offering Pier 1 merchandise. As of March 3, 2001, Pier 1 merchandise was offered in 13 Sears Mexico stores. Expansion plans for fiscal 2002 include three new stores in Mexico.

         The Company entered into a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") in fiscal 1996 for Sears Puerto Rico to market and sell Pier 1 merchandise in a "store within a store" format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of ten stores in Puerto Rico, and as of March 3, 2001, seven of these stores offered Pier 1 merchandise. The Company has no immediate plans for further expansion in Puerto Rico but would consider future sites.

         In fiscal 1996, a wholly-owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. and Skylark Co., Ltd. (collectively "Akatsuki") to develop Pier 1 retail stores in Japan. At the end of fiscal 2001, Akatsuki operated nine Pier 1 stores in Tokyo, its surrounding areas and other metropolitan markets. Akatsuki has informed the Company that it will not seek to renew its current franchise agreement beyond its expiration date of March 31, 2002 and will, at or prior to that time, close all of its licensed Pier 1 stores in Japan.

         In fiscal 1998, the Company purchased a credit card bank in Omaha, Nebraska, now operating under the name of Pier 1 National Bank (the "Bank"). The Bank holds the credit card accounts for the Pier 1 proprietary credit card. As of March 3, 2001, Pier 1, through the Bank, had over 4,500,000 proprietary cardholders with approximately 1,131,000 active accounts (accounts with a purchase within the previous 12 months). Sales on the Pier 1 proprietary credit card accounted for 28.9% of total U.S. store sales in fiscal 2001. Pier 1 continues to expand its proprietary credit card business by attracting new accounts with a discounted first-time purchase, periodic deferred payment options and enhanced customer loyalty through targeted promotions. Cargo is initiating its own proprietary credit card in September 2001 and will also utilize this bank.

         In June 2000, Pier 1 launched its e-commerce website at pier1.com. More than 2,000 merchandise items are offered for sale to customers, along with gift certificates, an online clearance store and a Bridal & Gift Registry program. Pier 1's web site allows customers to shop online, make changes or additions to gift registries and offers the ease of returning internet purchases to their neighborhood Pier 1 store. This website is also being utilized as a marketing channel to reach new customers.

         (b) Financial Information about Industry Segments.

         In fiscal 2001, the Company operated in one business segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.

         Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements, which are incorporated by reference into Item 8 herein.

         (c) Narrative Description of Business.

         The specialty retail operations of the Company consist of three chains of retail stores operating under the names "Pier 1 Imports", "The Pier", and "Cargo" selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.

         On March 3, 2001, the Company operated 791 Pier 1 stores in 48 states of the United States and 35 Pier 1 stores in four Canadian provinces, and supported nine franchised stores in nine states of the U.S. Additionally, the Company operated 23 stores in the United Kingdom under the name The Pier and 21 Cargo stores located in six states of the United States. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto

Rico, which sell Pier 1 merchandise in a "store within a store" format in 13 Sears Mexico stores and in seven Sears Puerto Rico stores. There were nine franchised stores operating in Tokyo, its surrounding areas and other metropolitan markets as of March 3, 2001. The Company-operated Pier 1 stores in the United States and Canada average approximately 7,500 square feet of retail selling space. The stores are generally freestanding units located near major shopping centers or malls in all major U.S. metropolitan areas and many of the primary smaller markets. In fiscal 2001, net sales of the Company totaled $1,411.5 million. Pier 1 stores generally have their highest sales volumes during November and December, reflecting the holiday selling season.

         Pier 1's growth strategy for the future is to expand its North American store base to more than 1,200 locations. Immediate plans to achieve this expansion include, for fiscal 2002, the opening of approximately 85 new stores while closing approximately 25 stores, the majority of which will be relocated to more favorable locations within the same markets. In the next few years, the Company expects Cargo to begin to expand nationally as a value-oriented retailer of home furnishings for children and families. The Company plans to grow Cargo to a 200- to 300-store concept over the next ten years. The Company currently has no plans to expand outside of the United States, Canada, and Mexico.

         Pier 1 offers a diverse selection of products consisting of nearly 5,000 items imported from over 50 countries around the world. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

         FURNITURE - This product group consists of furniture, furniture pads and pillows to be used on patios and in living, dining, kitchen and bedroom areas and in sun rooms. The group constituted approximately 40% Pier 1's of total North American retail sales in fiscal year 2001, 38% in fiscal 2000 and 35% in fiscal 1999. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

         DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 22% to Pier 1's total North American retail sales in fiscal years 2001 and 2000 and contributed 23% in fiscal 1999. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.

         HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 12% of Pier 1's total North American retail sales in fiscal years 2001 and 2000, and 13% of sales in fiscal 1999.

         BED & BATH - This product group is imported mainly from India, the United Kingdom, Italy, Thailand and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 17% of Pier 1's total North American retail sales in fiscal year 2001, 18% in fiscal 2000 and 19% in fiscal 1999.

         SEASONAL - This product group consists of merchandise to celebrate holiday and spring/summer entertaining and is imported mainly from Europe, Canada, Taiwan, China and India. These items accounted for approximately 9% of Pier 1's total North American retail sales in fiscal year 2001, and 10% in fiscal years 2000 and 1999.

         Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2001, Pier 1 sold merchandise imported from over 50 different countries with 34% of its sales from merchandise produced in China, 10% from merchandise produced in India and 25% from merchandise produced in Indonesia, Mexico, Thailand, the Philippines and Italy. The remaining 31% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries or was obtained from U.S. manufacturers.

         Pier 1 has six regional distribution centers located in or near Baltimore, Maryland, Chicago, Illinois, Columbus, Ohio, Fort Worth, Texas, Ontario, California and Savannah, Georgia and leases additional space from time to time. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked and made available for shipment to the various stores in each center's region. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory to assure a sufficient supply of products in its stores.

         The Company is in the highly competitive specialty retail business and primarily competes with small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, merchandise assortment, merchandise visual presentation and customer service. The Company also believes its Pier 1 stores enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other retail stores change their items less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products. The Company believes that the Cargo acquisition gives it the opportunity to address the underserved children's furniture and accessories market.

         As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise. The Company typically orders merchandise from four to twelve months in advance of delivery and pays for the merchandise at the time it is loaded for transport to designated U.S. and international destinations. Dock strikes, fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could also have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Pier 1 negotiated new ocean freight carrier contracts in fiscal 2000 which should stabilize its ocean freight rates through fiscal 2002.

         The United States and more than 100 other countries culminated seven years of negotiations with an agreement which became effective January 1, 1995 to reduce, over time, tariff and non-tariff barriers to world trade in goods and services and established the World Trade Organization to replace the General Agreement on Tariffs and Trade. The World Trade Organization provides a framework for international trade matters and includes a process for the resolution of trade disputes among the member countries. In recent years, the dispute resolution process of the World Trade Organization has been utilized to resolve disputes regarding market access between the European Union, the United States and other countries. In some instances these trade disputes have led to the threat by countries of sanctions against each other, which have included import prohibitions and increases in duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade beneficial to its business in the United States and around the world.

         Currently, China is not a member of the World Trade Organization but has been negotiating with the United States, the European Union and other members of the World Trade Organization on an accession agreement acceptable to the World Trade Organization members. Presently, the U.S. maintains the trade status of normal trade relations ("NTR") with China providing, among other things, favorable import duty rates for goods coming into the U.S. However, the President and/or Congress may revoke the NTR status when the decision on the annual NTR extension is considered by the President and Congress beginning in June 2001. The debate in Congress to permit the extension of NTR status to China may be more heated and less certain this year than in previous years.

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

         The U.S. Trade Representative is required to take action within 30 days (subject to being postponed for 180 days) after the conclusion of its investigation of countries alleged to have committed unfair trade practices. Upon a determination that a country has committed an unfair trade practice, the U.S. Trade Representative may designate the subject country a priority foreign country and impose sanctions in the form of quotas or increased duties. On previous occasions, the U.S. Trade Representative has identified certain countries which supply merchandise to the Company as priority foreign countries. These designations, however, were rescinded after the U.S. Trade Representative and the countries reached agreements regarding the basis for the designations.

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

         The Company, through certain of its wholly-owned subsidiaries, owns three federally registered service marks under which its Pier 1 Imports stores do business and one federally registered service mark under which its Cargo stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS, 1,104,059 for the mark PIER 1 and 1,348,743 for the mark CARGO. Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of Pier 1 and Cargo trademarks and service marks in the United States and in numerous foreign countries.

         On March 3, 2001, Pier 1 employed approximately 14,600 associates in North America, of which approximately 6,500 were full-time employees and 8,100 were part-time employees.

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

         Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 2. Properties.

         The Company leases approximately 195,000 square feet of office space for its Pier 1 corporate office and leases approximately 10,200 square feet of additional office space for its Cargo subsidiary. Both corporate office facilities are located in Fort Worth, Texas.

         The Company leases almost all of its retail stores, its warehouses and other office space. At March 3, 2001, the present value of the Company's minimum future operating lease commitments discounted at 10% totaled approximately $625 million. The Company currently owns and leases distribution space of approximately four million square feet. The Company also acquires temporary distribution space from time to time through short-term leases.

         The following table shows the distribution of Pier 1's North American stores by state and province as of March 3, 2001:

United States
-------------
Alabama                               12                      Montana                               5
Alaska                                 1                      Nebraska                              4
Arizona                               14                      Nevada                                4
Arkansas                               6                      New Hampshire                         5
California                            86                      New Jersey                           18
Colorado                              18                      New Mexico                            5
Connecticut                           16                      New York                             38
Delaware                               3                      North Carolina                       23
Florida                               61                      North Dakota                          3
Georgia                               25                      Ohio                                 34
Hawaii                                 2                      Oklahoma                              5
Idaho                                  3                      Oregon                               10
Illinois                              38                      Pennsylvania                         30
Indiana                               19                      Rhode Island                          5
Iowa                                   7                      South Carolina                       12
Kansas                                 7                      South Dakota                          2
Kentucky                               9                      Tennessee                            17
Louisiana                             13                      Texas                                61
Maryland                              18                      Utah                                  7
Massachusetts                         19                      Virginia                             26
Michigan                              28                      Washington                           19
Minnesota                             15                      West Virginia                         4
Mississippi                            6                      Wisconsin                            14
Missouri                              13                      Wyoming                               1

Canada
------

Alberta                                4                      Ontario                              22
British Columbia                       3                      Quebec                                6

 As of March 3, 2001, Pier 1 owned or leased the following warehouse properties:

                                                                                         Owned/Leased
Location                                                            Approx. Sq. Ft.         Facility
--------                                                            ---------------      ------------

Baltimore, Maryland                                                 796,000 sq. ft.         Leased
Chicago, Illinois                                                   514,000 sq. ft          Owned
Columbus, Ohio                                                      527,000 sq. ft.         Leased
Fort Worth, Texas                                                   512,000 sq. ft.         Owned
Ontario, California                                                 747,000 sq. ft.         Leased
Savannah, Georgia                                                   548,000 sq. ft.         Owned

         The Company also leases approximately 93,000 square feet of warehouse space in the United Kingdom for The Pier's operations and approximately 74,000 square feet of warehouse space in the United States for Cargo's operations. The Company is currently leasing additional space under short-term agreements and believes its distribution facilities are sufficient for the next two years.

Item 3. Legal Proceedings.

         The Company is subject to various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at March 3, 2001; however, the Company considers them to be either ordinary and routine in nature or immaterial in amount. While a certain number of the lawsuits involve substantial amounts, management, after consultation with counsel, does not currently expect such litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted in these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2001 fiscal year.

                        Executive Officers of the Company

         MARVIN J. GIROUARD, age 61, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as the Company's Senior Vice President of Merchandising.

         CHARLES H. TURNER, age 44, has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999 and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

         ROBERT A. ARLAUSKAS, age 46, has served as Senior Vice President of Stores of the Company since September 1999. He served as Vice President of West Zone Operations of Pier 1 Imports (U.S.), Inc. from August 1995 to September 1999 and served as Director of West Zone Operations of Pier 1 Imports (U.S.), Inc. from June 1993 to August 1995.

         JAY R. JACOBS, age 46, has served as Senior Vice President of Merchandising of the Company since May 1995. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995 and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

         J. RODNEY LAWRENCE, age 55, has served as Senior Vice President of Legal Affairs and Secretary of the Company since June 1992, and served as Vice President of Legal Affairs and Secretary of the Company from November 1985 to June 1992.

         PHIL E. SCHNEIDER, age 49, has served as Senior Vice President of Marketing of the Company since May 1993 and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

         DAVID A. WALKER, age 50, has served as Senior Vice President of Logistics and Allocations of the Company since September 1999. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999 and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

         E. MITCHELL WEATHERLY, age 53, has served as Senior Vice President of Human Resources of the Company since June 1992 and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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


                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

         Information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001.

         The Company's common stock is traded on the New York Stock Exchange. As of May 2001, there were approximately 35,000 shareholders of record of the Company's common stock.

         During fiscal 2001, the Company repurchased nearly 3.3 million shares of its outstanding common stock. In December 2000, the Board of Directors approved the repurchase of an additional five million shares of the Company's common stock. As of May 23, 2001, one million shares of the Company's common stock had been repurchased in fiscal 2002, leaving approximately 5.8 million shares available for repurchase under the approved Board of Directors stock buyback program. Future repurchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions, the Company's available cash and the Company's consideration of any loan covenant restrictions and its credit ratings.

         In March 2000, the Company redeemed its $39.2 million outstanding principal amount of 5 3/4% convertible subordinated notes originally due October 1, 2003. The notes were redeemable at 103% of par on March 23, 2000 or convertible into the Company's common stock at a price of $8.22 per share. Prior to redemption, the Company converted $39,164,000 of the notes into 4,764,450 shares of the Company's common stock and redeemed $15,000 of the notes for cash.

         Certain of the Company's existing loan agreements require the Company to maintain specified financial ratios and limit certain investments and distributions to shareholders, including cash dividends, loans to shareholders and repurchases of the Company's common stock. During fiscal 2001, the Company paid cash dividends totaling approximately $14.5 million, or $.15 per share. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 2002, but intends to retain most of its future earnings for the expansion of the Company's business. The Company paid a cash dividend of $.04 per share on May 16, 2001. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data.

         Information required by this Item is incorporated by reference to the section entitled "Financial Summary" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Information required by this Item is incorporated by reference to the section entitled "Market Risk Disclosures" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001.

Item 8. Financial Statements and Supplementary Data.

         Information required by this Item is incorporated by reference to the material in the Company's consolidated financial statements described below and notes thereto set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001:

              Consolidated Statements of Operations for the Years
                       Ended March 3, 2001, February 26, 2000 and
                       February 27, 1999

              Consolidated Balance Sheets at March 3, 2001 and February 26, 2000

              Consolidated Statements of Cash Flows for the Years
                       Ended March 3, 2001, February 26, 2000 and
                       February 27, 1999

              Consolidated Statements of Shareholders' Equity for
                       the Years Ended March 3, 2001, February 26,
                       2000 and February 27, 1999

              Notes to Consolidated Financial Statements

              Report of Independent Auditors

         The unaudited quarterly information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001 and February 26, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


                                    PART III


Item 10. Directors and Executive Officers of the Company.

        Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled "Election of Directors - Nominees for Directors" set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

        The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference to the section entitled "Election of Directors - Security Ownership of Management" set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

        None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

              1.     Financial Statements

                     Consolidated Statements of Operations for the Years
                              Ended March 3, 2001, February 26, 2000 and
                              February 27, 1999

                     Consolidated Balance Sheets at March 3, 2001 and February
                              26, 2000

                     Consolidated Statements of Cash Flows for the Years
                              Ended March 3, 2001, February 26, 2000 and
                              February 27, 1999

                     Consolidated Statements of Shareholders' Equity for
                              the Years Ended March 3, 2001, February 26,
                              2000 and February 27, 1999

                     Notes to Consolidated Financial Statements

                     Report of Independent Auditors

              2.     Financial Statement Schedules

                     Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

              3.     Exhibits

                     See Exhibit Index.


        (b)   Reports on Form 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 30, 2001                             PIER 1 IMPORTS, INC.


                                                By: /s/ Marvin J. Girouard
                                                    ---------------------------
                                                    Marvin J. Girouard, Chairman
                                                    and Chief Executive Officer



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


Signature                                   Title                                       Date
---------                                   -----                                       ----


/s/ Marvin J. Girouard                      Chairman and                                May 30, 2001
---------------------------                 Chief Executive Officer
Marvin J. Girouard



/s/ Charles H. Turner                       Senior Vice President,                      May 30, 2001
---------------------------                 Chief Financial Officer and Treasurer
Charles H. Turner



/s/ Susan E. Barley                         Principal Accounting Officer                May 30, 2001
---------------------------
Susan E. Barley



/s/ John H. Burgoyne                        Director                                    May 30, 2001
---------------------------
John H. Burgoyne



/s/ Dr. Michael R. Ferrari                  Director                                    May 30, 2001
---------------------------
Dr. Michael R. Ferrari



/s/ James M. Hoak, Jr.                      Director                                    May 30, 2001
---------------------------
James M. Hoak, Jr.



/s/ Sally F. McKenzie                       Director                                    May 30, 2001
---------------------------
Sally F. McKenzie



/s/ Tom M. Thomas                           Director                                    May 30, 2001
---------------------------
Tom M. Thomas

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------

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

10.2.1*         Amendments to the Company's Supplemental Executive Retirement
                Plan.

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

10.11.3         Amendment No. 4 to the Pooling and Servicing Agreement.

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

10.14.2         First Amendment to the Revolving Credit Agreement, dated
                December 30, 1999, incorporated herein by reference to Exhibit
                10.14.2 to the Company's Form 10-K for the fiscal year ended
                February 26, 2000.

10.15* The Company's 1999 Stock Option Plan, effective June 24, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 28, 1999.

10.16* Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 28, 1999.

13 Annual Report to Shareholders for the fiscal year ended March 3, 2001.

21              Roster of Subsidiaries of the Company.

23              Consent of Independent Auditors.



*Management Contracts and Compensatory Plans