Form 10-Q
period 2001-06-02
PIER 1 IMPORTS INC/DE
filed 2001-07-13
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended June 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from              to
                               ------------    -------------


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


                                 (817) 252-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Shares outstanding as of July 6, 2001
  -----------------------------            -------------------------------------
  Common Stock, $1.00 par value                          95,084,090

Item 1.    Financial Statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                  Three Months Ended
                                                               June 2,           May 27,
                                                                2001              2000
                                                            ------------      ------------

Net sales                                                   $    325,387      $    299,528

Operating costs and expenses:
   Cost of sales (including buying and store
       occupancy)                                                190,473           172,882
   Selling, general and administrative expenses                  104,497            89,311
   Depreciation and amortization                                  10,696            10,372
                                                            ------------      ------------
                                                                 305,666           272,565
                                                            ------------      ------------

          Operating income                                        19,721            26,963

Nonoperating (income) and expenses:
   Interest and investment income                                   (471)             (429)
   Interest expense                                                  608               616
                                                            ------------      ------------
                                                                     137               187
                                                            ------------      ------------

          Income before income taxes                              19,584            26,776

Provision for income taxes                                         7,239             9,899
                                                            ------------      ------------

Net income                                                  $     12,345      $     16,877
                                                            ============      ============

Earnings per share:
       Basic                                                $        .13      $        .17
                                                            ============      ============

       Diluted                                              $        .13      $        .17
                                                            ============      ============

Dividends declared per share:                               $        .04      $        .04
                                                            ============      ============

Average shares outstanding during period:
       Basic                                                      95,826            97,030
                                                            ============      ============

       Diluted                                                    97,335            99,532
                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)


                                                                          June 2,          March 3,           May 27,
                                                                           2001              2001              2000
                                                                       ------------      ------------      ------------
                                                                       (unaudited)                         (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $26,717,
      $31,142 and $24,379, respectively                                $     40,329      $     46,841      $     37,269
   Beneficial interest in securitized receivables                            81,468            75,403            49,878
   Other accounts receivable, net                                             8,197             8,370             6,158
   Inventories                                                              304,814           310,704           286,031
   Prepaid expenses and other current assets                                 34,647            35,748            38,400
                                                                       ------------      ------------      ------------
        Total current assets                                                469,455           477,066           417,736

Properties, net                                                             207,123           211,751           205,044
Other assets                                                                 47,320            46,893            41,981
                                                                       ------------      ------------      ------------
                                                                       $    723,898      $    735,710      $    664,761
                                                                       ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                            $    132,001      $    144,110      $    136,685
                                                                       ------------      ------------      ------------
        Total current liabilities                                           132,001           144,110           136,685

Long-term debt                                                               25,000            25,000            25,000
Other noncurrent liabilities                                                 36,345            34,721            30,040

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares authorized,
      100,779,000 issued                                                    100,779           100,779           100,779
   Paid-in capital                                                          139,544           139,424           140,645
   Retained earnings                                                        353,299           344,809           278,592
   Cumulative other comprehensive income                                     (3,846)           (3,115)           (2,259)
   Less -- 5,405,000, 4,638,000 and 4,155,000 common
      shares in treasury, at cost, respectively                             (59,165)          (49,933)          (44,479)
   Less -- unearned compensation                                                (59)              (85)             (242)
                                                                       ------------      ------------      ------------
                                                                            530,552           531,879           473,036
                                                                       ------------      ------------      ------------
                                                                       $    723,898      $    735,710      $    664,761
                                                                       ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Three Months Ended
                                                                                June 2,           May 27,
                                                                                 2001              2000
                                                                             ------------      ------------

Cash flow from operating activities:
        Net income                                                           $     12,345      $     16,877
        Adjustments to reconcile to net cash provided by
           operating activities:
               Depreciation and amortization                                       10,696            10,372
               (Gain) loss on fixed assets                                            250             3,439
               Deferred compensation                                                1,205               619
               Other                                                                 (610)             (619)
        Changes in cash from:
            Inventories                                                             5,941           (17,125)
            Other accounts receivable and other current assets                      1,215            (4,205)
            Accounts payable and accrued expenses                                 (11,328)            1,419
            Other assets                                                             (718)             (704)
            Other liabilities                                                          51                33
                                                                             ------------      ------------
                  Net cash provided by operating activities                        19,047            10,106
                                                                             ------------      ------------

Cash flow from investing activities:
        Capital expenditures                                                      (10,309)           (3,906)
        Proceeds from disposition of properties                                     4,105               194
        Beneficial interest in securitized receivables                             (6,065)            3,943
                                                                             ------------      ------------
                  Net cash (used in) provided by investing activities             (12,269)              231
                                                                             ------------      ------------

Cash flow from financing activities:
        Cash dividends                                                             (3,855)           (2,963)
        Purchases of treasury stock                                               (11,747)          (21,828)
        Proceeds from stock options exercised and
           stock purchase plan                                                      2,312             1,362
        Repayments of long-term debt                                                   --               (15)
                                                                             ------------      ------------
                  Net cash used in financing activities                           (13,290)          (23,444)
                                                                             ------------      ------------

Change in cash and cash equivalents                                                (6,512)          (13,107)
Cash and cash equivalents at beginning of period                                   46,841            50,376
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $     40,329      $     37,269
                                                                             ============      ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 2, 2001
                     (in thousands except per share amounts)
                                   (unaudited)


                                                                                                 Cumulative
                                             Common Stock                                          Other
                                       -------------------------     Paid-in       Retained     Comprehensive     Treasury
                                        Shares          Amount       Capital       Earnings        Income          Stock
                                       ----------     ----------    ----------    ----------    -------------    ----------

Balance March 3, 2001                      96,141     $  100,779    $  139,424    $  344,809     $   (3,115)    $  (49,933)

Comprehensive income:

    Net income                                 --             --            --        12,345             --             --

    Other comprehensive
      income, net of tax:
      Currency translation
         adjustments                           --             --            --            --           (731)            --


Comprehensive income


Purchases of treasury stock                (1,000)            --            --            --             --        (11,747)

Restricted stock amortization                  --             --            --            --             --             --

Exercise of stock options, stock
    purchase plan and other                   232             --           120            --             --          2,515

Cash dividends ($.04 per share)                --             --            --        (3,855)            --             --
                                       ----------     ----------    ----------    ----------     ----------     ----------

Balance June 2, 2001                       95,373     $  100,779    $  139,544    $  353,299     $   (3,846)    $  (59,165)
                                       ==========     ==========    ==========    ==========     ==========     ==========


                                                         Total
                                        Unearned      Shareholders'
                                       Compensation      Equity
                                       ------------   -------------

Balance March 3, 2001                  $      (85)    $  531,879

Comprehensive income:

    Net income                                 --         12,345

    Other comprehensive
      income, net of tax:
      Currency translation
         adjustments                           --           (731)
                                                      ----------

Comprehensive income                                      11,614
                                                      ----------

Purchases of treasury stock                    --        (11,747)

Restricted stock amortization                  26             26

Exercise of stock options, stock
    purchase plan and other                    --          2,635

Cash dividends ($.04 per share)                --         (3,855)
                                       ----------     ----------

Balance June 2, 2001                   $      (59)    $  530,552
                                       ==========     ==========


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED JUNE 2, 2001 AND MAY 27, 2000
                                   (unaudited)


The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 3, 2001. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of June 2, 2001, and the results of operations and cash flows for the three months ended June 2, 2001 and May 27, 2000 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended June 2, 2001 and May 27, 2000 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the three months ended May 27, 2000 have been modified to conform with the June 2, 2001 method of presentation.

NOTE 1 - EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible securities.

The following earnings per share calculations reflect the effect of the Company's conversion of its 5 3/4% convertible subordinated notes, which were primarily converted, without interest, on or before March 23, 2000.
See Note 3 of the Notes to Consolidated Financial Statements. Earnings per share for the three months ended June 2, 2001 and May 27, 2000 are calculated as follows (in thousands except per share amounts):

                                                                 Three Months Ended
                                                               June 2,          May 27,
                                                                2001             2000
                                                            ------------     ------------

Net income (Basic and Diluted)                              $     12,345     $     16,877
                                                            ============     ============

Average shares outstanding during period:
     Basic                                                        95,826           97,030
         Plus assumed exercise of stock options                    1,509            1,193
         Plus assumed conversion of 5 3/4%
             subordinated notes to common stock                       --            1,309
                                                            ------------     ------------
     Diluted                                                      97,335           99,532
                                                            ============     ============

Earnings per share:
     Basic                                                  $        .13     $        .17
                                                            ============     ============

     Diluted                                                $        .13     $        .17
                                                            ============     ============

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended June 2, 2001 and May 27, 2000 are as follows (in thousands):

                                                            Three Months Ended
                                                         June 2,           May 27,
                                                          2001              2000
                                                      ------------      ------------

     Net income                                       $     12,345      $     16,877
     Foreign currency translation adjustments                 (731)             (723)
                                                      ------------      ------------

          Comprehensive income                        $     11,614      $     16,154
                                                      ============      ============

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

During the first quarter of fiscal 2001, the Company issued 4,764,450 shares of common stock upon the conversion of $39,164,000 principal amount of 5 3/4% convertible subordinated notes.

NOTE 4 - ADOPTION OF NEW ACCOUNTING STANDARDS

In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting guidelines for derivatives and requires the Company to record all derivatives as assets or liabilities on the balance sheet at fair value. The Company's use of derivatives is primarily limited to forward foreign exchange contracts, which the Company uses to mitigate exposures to changes in foreign currency exchange rates. Upon adoption of SFAS No. 133, the Company did not designate such derivatives as hedging instruments; thus, the changes in the fair value of the derivatives will be included in the consolidated statement of operations. Prior to adoption, the Company deferred all gains and losses on its derivative contracts and recognized such gains and losses as an adjustment to the transaction price. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated balance sheets or statements of operations, shareholders' equity and cash flows. As of June 2, 2001, the Company has recorded a liability of approximately $369,000 related to the negative fair value of its forward contracts outstanding.

The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in the first quarter of fiscal 2002. This statement establishes new conditions for a securitization to be accounted for as a sale of receivables, changes the requirements for an entity to be a qualifying special-purpose entity and modifies under what conditions a transferor has retained effective control over transferred assets. SFAS No. 140 also requires additional disclosures related to securitized financial assets and retained interests in securitized financial assets, which the Company reported in its fiscal 2001 Annual Report. The Company has made the necessary amendments to its securitization agreements and continues to receive sale treatment for its securitized proprietary credit card receivables. The implementation of SFAS No. 140 did not have a material impact on the Company's consolidated balance sheets or statements of operations, shareholders' equity and cash flows.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company through certain subsidiaries operates stores in the United States and Canada under the names "Pier 1 Imports" and "Cargo Furniture and Home." In the United Kingdom, retail locations operate under the name of "The Pier." The Company has over 900 retail locations in 48 states, Canada, Puerto Rico, the United Kingdom, Mexico and Japan with merchandise directly imported from over 50 countries around the world.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2002 were up 8.6% to $325.4 million from $299.5 million for the same period a year ago. Same-store sales for the first quarter of fiscal 2002 increased 2.8% over last year's comparable period. In addition to the increases in same-store sales, the increase in net sales was also attributable to the net increase of 46 North American Pier 1 stores at the end of the first quarter of fiscal 2002 compared to the end of the same quarter of fiscal 2001. The North American Pier 1 store count totaled 832 at the end of the first quarter compared to 786 stores a year ago. During the first quarter, the Company opened twelve and closed six North American Pier 1 stores. Including Cargo locations, the worldwide store count across North America, Puerto Rico, the United Kingdom, Mexico and Japan totaled 904 as of June 2, 2001.

Net sales on the Company's proprietary credit card totaled $96.1 million for the first three months of fiscal 2002, an increase of $13.8 million, or 16.8%, over proprietary credit card sales of $82.2 million for the same period last fiscal year. Proprietary credit card sales accounted for 32.3% of total U.S. store sales in the first quarter of fiscal 2002 versus 29.6% of sales in the year earlier period. The Company continues to increase sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased 80 basis points for the first quarter of fiscal 2002 from the same period last year. Merchandise margins for the first quarter were 55.3% of sales, a decline of 60 basis points when compared to the same period a year ago. The Company has recently experienced higher than usual sales of promotional merchandise as a percentage of total sales, resulting in a decline in merchandise margins. The Company believes this change in consumer behavior to be a result of worsening general economic conditions and declines in consumer confidence. Additionally, store occupancy expense increased 20 basis points as a percentage of sales due to slightly negative leveraging of sales.

Selling, general and administrative expenses, including marketing, were 32.1% of sales for the first quarter of fiscal 2002, a 230 basis point increase over last year's first quarter expenses of 29.8% of sales. In total dollars, expenses for the quarter increased $15.2 million over the same quarter last year to $104.5 million. Store payroll was well-controlled at $41.8 million, a modest increase when compared to the same period a year ago and remained flat as a percentage of sales for the first quarter. Marketing expense was $22.6 million, or 6.9% of sales, for the quarter due to the Company's new television advertising campaign, which began in March. The timing of the Company's marketing expenditures fluctuates between fiscal quarters. In addition, marketing expenses for the quarter were higher than planned as a percentage of sales because sales fell below the Company's expectation. Despite this increase in marketing expenditures during the first quarter, the Company anticipates expenditures for the year in total to be approximately 4.5% of sales, which will be comparable to last year's levels as a percentage of sales. All other selling, general and administrative expenses increased $8.3 million over last year to $40.1 million for the first quarter. A majority of the increase in these expenses was due to an increase in non-store payroll, which was partly the result of an enhancement to the field management structure to provide for future growth.

Operating income decreased $7.2 million, or 26.9%, to $19.7 million for the first quarter of fiscal 2002 compared to $27.0 million in the first quarter of fiscal 2001.

The Company's effective income tax rate for fiscal 2002 is estimated at 37%, consistent with the first quarter of fiscal 2001.

Net income for the first quarter of fiscal 2002 totaled $12.3 million, representing 3.8% of sales, or $.13 per share on a diluted basis. Net income for the first quarter of fiscal 2001 was 5.6% of sales and totaled $16.9 million, or $.17 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

Net income, adjusted for non-cash and non-operating related items, was $23.9 million and served as the Company's primary source of operating cash for the three months ended June 2, 2001. As a result of the Company's commitment to manage inventory levels, the change in inventory for the first quarter provided cash of $5.9 million, compared to a use of cash of $17.1 million in last year's first quarter for increases in inventories. As planned, current year inventory levels increased 6.6% over last year's first quarter balance to support current sales projections and store openings for the second and third quarters of this fiscal year. Additionally, a decrease in accounts payable and accrued expenses for the year reduced operating cash flow by $11.3 million.

During the first three months of fiscal 2002, the Company spent a net of $12.3 million in investing activities. Of this amount, capital expenditures were $10.3 million, a majority of which was used for new and existing store development. Continuing to experience favorable sales trends on its proprietary credit card, the Company recorded a net increase of $6.1 million in the beneficial interest in securitized receivables. Partially offsetting these uses of cash were proceeds from the disposition of properties totaling $4.1 million

Financing activities for the first quarter used a net of $13.3 million of the Company's cash resources. During the quarter, the Company repurchased one million shares of its common stock for $11.7 million. Subsequent to the end of the first quarter, the Company repurchased an additional 325,000 shares of its common stock for $3.6 million leaving 5.5 million shares remaining authorized for repurchase under the previously approved Board of Directors program. During the first quarter, cash dividends paid to shareholders totaled $3.9 million. Other financing activities, primarily the exercise of stock options, provided cash of $2.3 million.

The Company's minimum operating lease commitments remaining for fiscal 2002 are $107.9 million. The present value of total future minimum operating lease commitments discounted at 10% was $650.5 million at the fiscal 2002 first quarter-end. These amounts include a three year obligation for a new 135,000 square foot facility for the relocation of Cargo's administrative offices and distribution center. The Company expects this relocation to improve operational efficiencies and provide room for future expansion. The Company expects to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires November 2003, all of which was available at the end of the first quarter of fiscal 2002. Additionally, the Company has other long-term and short-term bank facilities used principally for the issuance of letters of credit totaling $148.9 million, of which $60.8 million was available at fiscal 2002 first quarter-end. The Company's current ratio was 3.6 to 1 at the end of the first quarter of fiscal 2002 compared to 3.3 to 1 at the end of fiscal year 2001.

In June 2001, the Company declared a cash dividend of $.04 per share payable on August 15, 2001 to shareholders of record on August 1, 2001. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company's business.

In 1997, the Company securitized its entire portfolio of proprietary credit card receivables (the "Receivables"). On a daily basis, the Company sells all eligible Receivables to a master trust and receives payment for these receivables in cash funded from undistributed principal collections from Receivables in this trust. Beginning in October 2001, a portion of these principal collections will be used to amortize the outstanding balance of $50 million of the trust's Series 1997-1 Certificates (the "Certificates"), which mature in May 2002, and will not be available to fund the purchase of new receivables being transferred from the Company. As of the end of the first quarter of fiscal 2002, the Company had made preliminary arrangements to enter into a new securitization agreement which will replace these Certificates prior to October 2001 and will allow the Company to securitize an additional $40 to $50 million of its proprietary credit card receivables.

Management believes the funds provided from operations, available lines of credit and sales of the Company's proprietary credit card receivables will be sufficient to meet the Company's expected cash requirements for the next fiscal year.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, weather conditions that may affect sales, the general strength of the economy and levels of consumer spending, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 3, 2001, as filed with the Securities and Exchange Commission.

IMPACT OF INFLATION

Inflation has not had a significant impact on the operations of the Company.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 28, 2001 for the purpose of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders and to vote on the proposed amendment to the Pier 1 Imports, Inc. Stock Purchase Plan. The result of the election follows:

         Director Election:

              Director                      For            Withheld
         ------------------              ----------       ----------
         Marvin J. Girouard              64,022,189       23,531,608
         James M. Hoak, Jr               87,214,017          339,780
         Tom M. Thomas                   87,218,048          335,749
         John H. Burgoyne                87,191,575          362,222
         Michael R. Ferrari              87,215,231          338,566
         James D. Carreker               87,193,411          360,386
         Karen W. Katz                   87,190,113          363,684

         Proposed amendment to the Pier 1 Imports, Inc. Stock Purchase Plan:

                 For                      Against          Abstain
         ------------------              ----------       ----------
             82,957,966                   3,804,145         791,686

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

                        PIER 1 IMPORTS, INC. (Registrant)


Date:    July 13, 2001      By:   /s/ Marvin J. Girouard
                                  ----------------------------------------------
                                  Marvin J. Girouard, Chairman of the Board
                                  and Chief Executive Officer


Date:    July 13, 2001      By:   /s/ Charles H. Turner
                                  ----------------------------------------------
                                  Charles H. Turner, Senior Vice President,
                                  Chief Financial Officer and Treasurer


Date:    July 13, 2001      By:   /s/ Susan E. Barley
                                  ----------------------------------------------
                                  Susan E. Barley, Principal Accounting Officer