Form 10-Q
period 2001-09-01
PIER 1 IMPORTS INC/DE
filed 2001-10-15
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------   --------

Commission File Number 1-7832


                              PIER 1 IMPORTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           75-1729843
 -------------------------------                        ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)



             301 Commerce Street, Suite 600, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (817) 252-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                        Shares outstanding as of October 10, 2001
 -----------------------------         -----------------------------------------
 Common Stock, $1.00 par value                        93,104,115

                                     PART I

Item 1. Financial Statements.


                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                           Three Months Ended               Six Months Ended
                                                         Sept. 1,        Aug. 26,       Sept. 1,        Aug. 26,
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
Net sales                                              $    357,248    $    337,991    $    682,635    $    637,519

Operating costs and expenses:
   Cost of sales (including buying and store
       occupancy)                                           219,709         202,375         410,182         375,257
   Selling, general and administrative expenses             105,134          96,776         209,631         186,087
   Depreciation and amortization                             10,391          10,478          21,087          20,850
                                                       ------------    ------------    ------------    ------------
                                                            335,234         309,629         640,900         582,194
                                                       ------------    ------------    ------------    ------------

          Operating income                                   22,014          28,362          41,735          55,325

Nonoperating (income) and expenses:
   Interest and investment income                              (355)           (406)           (826)           (835)
   Interest expense                                             448             634           1,056           1,250
                                                       ------------    ------------    ------------    ------------
                                                                 93             228             230             415
                                                       ------------    ------------    ------------    ------------

          Income before income taxes                         21,921          28,134          41,505          54,910

Provision for income taxes                                    8,119          10,419          15,358          20,318
                                                       ------------    ------------    ------------    ------------

Net income                                             $     13,802    $     17,715    $     26,147    $     34,592
                                                       ============    ============    ============    ============

Earnings per share:
       Basic                                           $        .15    $        .18    $        .27    $        .36
                                                       ============    ============    ============    ============

       Diluted                                         $        .14    $        .18    $        .27    $        .35
                                                       ============    ============    ============    ============

Dividends declared per share:                          $        .04    $        .04    $        .08    $        .07
                                                       ============    ============    ============    ============

Average shares outstanding during period:
       Basic                                                 95,074          96,375          95,450          96,703
                                                       ============    ============    ============    ============

       Diluted                                               96,343          97,657          96,839          98,595
                                                       ============    ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)


                                                              September 1,      March 3,       August 26,
                                                                 2001            2001             2000
                                                              ------------    ------------    ------------
                                                              (unaudited)                      (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $47,620,
      $31,142 and $5,437, respectively                        $     64,363    $     46,841    $     18,547
   Beneficial interest in securitized receivables                   89,059          75,403          65,386
   Other accounts receivable, net                                    6,260           8,370           6,564
   Inventories                                                     300,731         310,704         310,919
   Prepaid expenses and other current assets                        35,719          35,748          38,354
                                                              ------------    ------------    ------------
        Total current assets                                       496,132         477,066         439,770

Properties, net                                                    211,303         212,066         208,604
Other assets                                                        48,144          46,578          38,072
                                                              ------------    ------------    ------------
                                                              $    755,579    $    735,710    $    686,446
                                                              ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                   $    153,531    $    144,110    $    141,517
                                                              ------------    ------------    ------------
        Total current liabilities                                  153,531         144,110         141,517

Long-term debt                                                      25,000          25,000          32,500
Other noncurrent liabilities                                        38,841          34,721          29,856

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
      authorized, 100,779,000 issued                               100,779         100,779         100,779
   Paid-in capital                                                 139,878         139,424         140,487
   Retained earnings                                               363,295         344,809         292,407
   Cumulative other comprehensive income                            (3,517)         (3,115)         (2,217)
   Less -- 5,660,000, 4,619,000 and 4,535,000
      common shares in treasury, at cost, respectively             (62,194)        (49,933)        (48,701)
   Less -- unearned compensation                                       (34)            (85)           (182)
                                                              ------------    ------------    ------------
                                                                   538,207         531,879         482,573
                                                              ------------    ------------    ------------
                                                              $    755,579    $    735,710    $    686,446
                                                              ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Six Months Ended
                                                                     September 1,       August 26,
                                                                         2001             2000
                                                                     -------------    -------------
Cash flow from operating activities:
      Net income                                                     $      26,147    $      34,592
      Adjustments to reconcile to net cash provided by
         operating activities:
             Depreciation and amortization                                  21,087           20,850
             Loss on fixed assets                                              995            4,399
             Deferred compensation                                           2,583            1,107
             Other                                                            (769)            (450)
      Changes in cash from:
          Inventories                                                        9,534          (42,013)
          Other accounts receivable and other current assets                 2,070           (4,397)
          Accounts payable and accrued expenses                             11,610            2,713
          Other assets                                                        (785)            (473)
          Other liabilities                                                    644             (390)
                                                                     -------------    -------------
                Net cash provided by operating activities                   73,116           15,938
                                                                     -------------    -------------

Cash flow from investing activities:
      Capital expenditures                                                 (29,165)         (15,843)
      Proceeds from disposition of properties                                7,608              262
      Beneficial interest in securitized receivables                       (13,656)         (11,565)
                                                                     -------------    -------------
                Net cash used in investing activities                      (35,213)         (27,146)
                                                                     -------------    -------------

Cash flow from financing activities:
      Cash dividends                                                        (7,661)          (2,963)
      Purchases of treasury stock                                          (15,912)         (27,277)
      Proceeds from stock options exercised
         and stock purchase plan                                             3,192            2,134
      Repayments of long-term debt                                              --              (15)
      Borrowings under long-term debt                                           --            7,500
                                                                     -------------    -------------
                Net cash used in financing activities                      (20,381)         (20,621)
                                                                     -------------    -------------

Change in cash and cash equivalents                                         17,522          (31,829)
Cash and cash equivalents at beginning of period                            46,841           50,376
                                                                     -------------    -------------
Cash and cash equivalents at end of period                           $      64,363    $      18,547
                                                                     =============    =============




The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 1, 2001
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                              Cumulative
                                     Common Stock                                Other                                     Total
                                 --------------------   Paid-in   Retained   Comprehensive    Treasury     Unearned    Shareholders'
                                   Shares    Amount     Capital   Earnings      Income         Stock     Compensation     Equity
                                 ---------  ---------  ---------  ---------  -------------  -----------  ------------  ------------
Balance March 3, 2001               96,141  $ 100,779  $ 139,424  $ 344,809  $    (3,115)   $   (49,933) $       (85)  $   531,879

Comprehensive income:

   Net income                           --         --         --     26,147           --             --           --        26,147

   Other comprehensive
    income, net of tax:
      Currency translation
        adjustments                     --         --         --         --         (402)            --           --          (402)
                                                                                                                       -----------

Comprehensive income                                                                                                        25,745
                                                                                                                       -----------

Purchases of treasury shares        (1,377)        --         --         --           --        (15,912)          --       (15,912)

Restricted stock amortization           --         --         --         --           --             --           51            51

Exercise of stock options, stock
  purchase plan and other              336         --        454         --           --          3,651           --         4,105

Cash dividends, declared or paid
  ($.08 per share)                      --         --         --     (7,661)          --             --           --        (7,661)
                                 ---------  ---------  ---------  ---------  -----------    -----------  -----------   -----------

Balance September 1, 2001           95,100  $ 100,779  $ 139,878  $ 363,295  $    (3,517)   $   (62,194) $       (34)  $   538,207
                                 =========  =========  =========  =========  ===========    ===========  ===========   ===========



The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 1, 2001
                               AND AUGUST 26, 2000
                                   (unaudited)


The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 3, 2001. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of September 1, 2001, and the results of operations and cash flows for the three and six months ended September 1, 2001 and August 26, 2000 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended September 1, 2001 and August 26, 2000 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of cash flows for the six months ended August 26, 2000 and in the consolidated balance sheets for March 3, 2001 and August 26, 2000 has been modified to conform with the September 1, 2001 method of presentation.

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

The following earnings per share calculations reflect the effect of the Company's conversion of its 5 3/4% convertible subordinated notes, which were primarily converted, without interest, on or before March 23, 2000. See Note 3 of the Notes to Consolidated Financial Statements. Earnings per share for the three and six months ended September 1, 2001 and August 26, 2000 are calculated as follows (in thousands except per share amounts):


                                                          Three Months Ended         Six Months Ended
                                                         Sept. 1,     Aug. 26,     Sept. 1,     Aug. 26,
                                                           2001         2000         2001         2000
                                                        ----------   ----------   ----------   ----------
Net income (Basic and Diluted)                          $   13,802   $   17,715   $   26,147   $   34,592
                                                        ==========   ==========   ==========   ==========

Average shares outstanding during period:
     Basic                                                  95,074       96,375       95,450       96,703
         Plus assumed exercise of stock options              1,269        1,282        1,389        1,237
         Plus assumed conversion of 5 3/4%
             subordinated notes to common stock                 --           --           --          655
                                                        ----------   ----------   ----------   ----------
     Diluted                                                96,343       97,657       96,839       98,595
                                                        ==========   ==========   ==========   ==========

Earnings per share:
     Basic                                              $      .15   $      .18   $      .27   $      .36
                                                        ==========   ==========   ==========   ==========

     Diluted                                            $      .14   $      .18   $      .27   $      .35
                                                        ==========   ==========   ==========   ==========

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six months ended September 1, 2001 and August 26, 2000 are as follows (in thousands):


                                                    Three Months Ended            Six Months Ended
                                                   Sept. 1,     Aug. 26,      Sept. 1,       Aug. 26,
                                                    2001          2000          2001           2000
                                                 -----------   -----------   -----------    -----------
Net income                                       $    13,802   $    17,715   $    26,147    $    34,592
Foreign currency translation adjustments                 329            42          (402)          (681)
                                                 -----------   -----------   -----------    -----------

     Comprehensive income                        $    14,131   $    17,757   $    25,745    $    33,911
                                                 ===========   ===========   ===========    ===========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

During the first quarter ended May 27, 2000 of fiscal 2001, the Company issued 4,764,450 shares of common stock upon the conversion of $39,164,000 principal amount of 5 3/4% convertible subordinated notes.

NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting guidelines for derivatives and requires the Company to record all derivatives as assets or liabilities on the balance sheet at fair value. The Company's use of derivatives is primarily limited to forward foreign exchange contracts, which the Company uses to mitigate exposures to changes in foreign currency exchange rates. Upon adoption of SFAS No. 133, the Company did not designate such derivatives as hedging instruments; thus, the changes in the fair value of the derivatives will be included in the consolidated statement of operations. Prior to adoption, the Company deferred all gains and losses on its derivative contracts and recognized such gains and losses as an adjustment to the transaction price. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flow.

The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in the first quarter of fiscal 2002. This statement established new conditions for a securitization to be accounted for as a sale of receivables, changes the requirements for an entity to be a qualifying special-purpose entity and modified the conditions for determining whether a transferor has retained effective control over transferred assets. SFAS No. 140 also requires additional disclosures related to securitized financial assets and retained interests in securitized financial assets, which the Company reported in its fiscal 2001 Annual Report. The Company has made the necessary amendments to its securitization agreements and continues to receive sale treatment for its securitized proprietary credit card receivables. The implementations of SFAS No. 140 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flow.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for

Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all such transactions to be accounted for under the purchase method and also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. This statement is effective for all business combinations initiated after June 30, 2001. The Company has analyzed the implementation requirements and does not anticipate that the adoption of SFAS No. 141 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." This statement addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested on an annual basis for impairment. The Company is required to adopt SFAS No. 142 for its fiscal year beginning March 3, 2002. The Company is analyzing the implementation requirements and does not anticipate that the adoption of SFAS No. 142 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

NOTE 5 - SUBSEQUENT EVENT

During September 2001, the Company completed a new credit card securitization transaction through its non-consolidated subsidiary, Pier 1 Imports Credit Card Master Trust (the "Master Trust"). The Master Trust arranged a private placement of $100 million in trust certificates, which bear interest at a floating rate. In conjunction with this transaction, the Master Trust retired $50 million in previously issued certificates, which bore interest at a fixed rate and matured in May 2002. After the retirement of these certificates, the new transaction provided the Company with net proceeds of approximately $50 million.

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company through certain subsidiaries operates stores in the United States and Canada under the names "Pier 1 Imports" and "Cargo." In the United Kingdom, retail locations operate under the name "The Pier." The Company has over 900 retail locations in 48 states, Canada, Puerto Rico, the United Kingdom, Mexico and Japan with merchandise directly imported from over 50 countries around the world.

RESULTS OF OPERATIONS

The Company recorded net sales of $357.2 for the second quarter of fiscal 2002, an increase of 5.7% over last year's net sales of $338.0 million. Net sales for the first six months of fiscal 2002 improved 7.1% to $682.6 million from $637.5 million for the comparable period a year ago. These increases in net sales were primarily attributable to the net increase of 52 North American Pier 1 stores at the end of the second quarter of fiscal 2002 compared to the end of the comparable period last fiscal year. The North American Pier 1 store count totaled 846 at the end of the second quarter compared to 794 stores a year ago. During the quarter, the Company opened 19 and closed five North American Pier 1 stores. Including Cargo locations, the Company's worldwide store count totaled 916 as of the end of the second quarter of fiscal 2002. Same-store sales for the second quarter declined 0.2% and increased 1.2% for the six-month period ended September 1, 2001. The Company believes that the softening of same-store sales was due to difficult comparisons to last year's same-store sales gains for the quarter and year-to-date of 12.1% and 10.9%, respectively, along with a change in consumer behavior as a result of worsening general economic conditions and a decline in consumer confidence. As a result, the Company experienced lower average ticket sales and an increase in merchandise promotions during the quarter.

Net sales on the Company's proprietary credit card totaled $199.4 million for the first six months of fiscal 2002, an increase of $19.0 million, or 10.5%, over proprietary credit card sales of $180.4 million for the same period of fiscal 2001. Year-to-date proprietary credit card sales accounted for 32.0% of total U.S. store sales, an increase from the 30.5% of sales from the year earlier period. The Company continues to increase sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, declined 160 basis points to 38.5% for the second quarter of fiscal 2002 and declined 120 basis points to 39.9% for the first six months of fiscal 2002. As a percentage of sales, merchandise margins were down 85 basis points for the second quarter and down 70 basis points for the six-month period ended September 1, 2001, from the comparable periods a year ago. Year-to-date, the Company has continued to offer more promotional merchandise, which has contributed to the decline in merchandise margins. Additionally, store occupancy costs, as a percentage of sales, increased 75 basis points to 13.3% of sales for the quarter and increased 50 basis points to 13.6% of sales year-to-date. These increases were a direct result of negative leveraging of relatively fixed rental costs over lower average sales per store.

Compared to the same period last year, selling, general and administrative expenses, including marketing, increased 80 basis points, or $8.4 million, for the second quarter and increased 150 basis points, or $23.5 million, for the first six months of fiscal 2002. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $3.7 million and $10.0 million for the quarter and year-to-date periods, respectively, but were well controlled and remained flat at 20.2% of sales for the second quarter and 21.2% of sales year-to-date. All other selling, general and administrative expenses increased 80 basis points to 8.5% of sales and 150 basis points to 8.7% of sales for the quarter and six-month period, respectively. These increases were largely the result of negative leveraging of certain relatively fixed expenses over lower average sales per store coupled with an increase in non-store payroll, which was partly due to an enhancement to the field management structure to provide for future growth.

Operating income decreased 22.4% to $22.0 million for the second quarter of fiscal 2002 from $28.4 million for the second quarter of fiscal 2001. For the first six months of fiscal 2002, operating income decreased 24.6% to $41.7 million for the second quarter of fiscal 2002 from $55.3 million for the same period last year.

The Company's effective income tax rate for fiscal 2002 is estimated at 37%, consistent with fiscal 2001.

Net income for the second quarter of fiscal 2002 was $13.8 million, or $.14 per diluted share, compared to net income of $17.7 million, or $.18 per share, for the second quarter of fiscal 2001. Net income for the first six months of fiscal 2002 was $26.1 million, or $.27 per diluted share, compared to net income of $34.6 million, or $.35 per diluted share, for the first six months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter of fiscal 2002 with $64.4 million dollars of cash compared to $18.5 million a year ago. Total operating cash was $73.1 million compared to $15.9 million a year ago. Net income, adjusted for non-cash and non-operating related items, was $50.0 million and served as the Company's primary source of operating cash for the six months ended September 1, 2001. The Company's year-to-date reduction in inventory levels provided cash of $9.5 million compared to a use of cash for inventory increases in the previous year's comparable period of $42.0 million. The Company's ability to better manage inventory in its distribution centers resulted in overall lower inventories this year compared to last year. Average store inventory levels remained on plan with a slight increase over last year's levels in anticipation of the fall and holiday sales season. The Company believes that its current levels of inventory are well positioned for the planned store openings for the remainder of fiscal 2002. All other operating activities provided cash of $13.5 million.

During the first half of fiscal 2002, the Company spent a net of $35.2 million in investing activities. Of this amount, capital expenditures were $29.2 million, a majority of which was used for new and existing store development and investments in the Company's information systems. Favorable sales trends continued to be experienced on the Company's proprietary credit card resulting in a $13.7 million increase in the beneficial interest in securitized receivables. Partially offsetting these uses of cash were proceeds from the disposition of properties totaling $7.6 million, which included $3.4 million in proceeds from sale-leaseback transactions.

Financing activities for the first six months of fiscal 2002 used a net $20.4 million of the Company's cash resources. Year-to-date, the Company repurchased 1,376,900 shares of its common stock for $15.9 million. As of the end of the second quarter, 5.4 million shares remained authorized to be repurchased under the Company's stock repurchase plan. As of October 3, 2001, the Company repurchased an additional 2,025,000 shares of its common stock for $14.9 million, leaving 3.4 million shares remaining authorized for future repurchases. Year-to-date dividend payments totaled $7.7 million and other financing activities, primarily the exercise of stock options, provided cash of $3.2 million.

The Company's minimum operating lease commitments remaining for fiscal 2002 were $74.8 million.

The present value of total existing minimum operating lease commitments discounted at 10% was $665.1 million at the fiscal 2002 second quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires November 2003, all of which was available at the end of the second quarter of fiscal 2002. Additionally, the Company has other long-term and short-term bank facilities used principally for the issuance of letters of credit totaling $148.9 million, of which $67.4 million was available at September 1, 2001. The Company's current ratio was 3.2 to 1 at the end of the second quarter of fiscal 2002 compared to 3.3 to 1 at the end of fiscal year 2001.

During September 2001, the Company completed a new credit card securitization transaction through its non-consolidated subsidiary, Pier 1 Imports Credit Card Master Trust (the "Master Trust"). The Master Trust arranged a private placement of $100 million in trust certificates, which bear interest at a floating rate. In conjunction with this transaction, the Master Trust retired $50 million in previously issued certificates, which bore interest at a fixed rate and matured in May 2002. After the retirement of these certificates, the new transaction provided the Company with net proceeds of approximately $50 million.

Also in September 2001, the Company declared a cash dividend of $.04 per share payable on November 15, 2001 to shareholders of record on November 1, 2001. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company's business.

The terrorist attack on the United States on September 11, 2001 worsened the economic outlook across many industries. However, management believes that the Company's current cash position along with funds provided from ongoing operations, available lines of credit and sales of the Company's proprietary credit card receivables will be sufficient to meet the Company's expected cash requirements for the next fiscal year.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, weather conditions that may affect sales, the general strength of the economy and levels of consumer spending, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 3, 2001, as filed with the Securities and Exchange Commission.

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

                        PIER 1 IMPORTS, INC. (Registrant)


Date: October 12, 2001         By: /s/ Marvin J. Girouard
      ----------------             ---------------------------------------------
                                   Marvin J. Girouard, Chairman of the Board
                                   and Chief Executive Officer



Date: October 12, 2001         By: /s/ Charles H. Turner
      ----------------             ---------------------------------------------
                                   Charles H. Turner, Senior Vice President,
                                   Chief Financial Officer and Treasurer



Date: October 12, 2001         By: /s/ Susan E. Barley
      ----------------             ---------------------------------------------
                                   Susan E. Barley, Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
10.11.4            Amendment No. 5 to the Pooling and Services Agreement dated as of February 12, 1997 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., as servicer, and Wells
                   Fargo Bank Minnesota, National Association as trustee.

10.17              Certificate Purchase Agreement among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the purchasers named therein and Morgan Guaranty Trust Company of New York, as administrative agent.

10.18              Repurchase Agreements relating to the cancellation of Series 1997-1 Class A Certificates.