Form 10-Q
period 2001-12-01
PIER 1 IMPORTS INC/DE
filed 2002-01-14
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 1, 2001

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

                                 (817) 252-8000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Shares outstanding as of January 2, 2002
  -----------------------------       ----------------------------------------
  Common Stock, $1.00 par value                      93,397,446

                                     PART I

Item 1. Financial Statements.


                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                               Dec. 1,          Nov. 25,           Dec. 1,          Nov. 25,
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Net sales                                                   $    387,360      $    343,493      $  1,069,995      $    981,012

Operating costs and expenses:
   Cost of sales (including buying and store
       occupancy)                                                221,952           196,333           632,134           571,590
   Selling, general and administrative expenses                  115,043            98,228           324,674           284,315
   Depreciation and amortization                                  10,695            10,653            31,782            31,503
                                                            ------------      ------------      ------------      ------------
                                                                 347,690           305,214           988,590           887,408
                                                            ------------      ------------      ------------      ------------

          Operating income                                        39,670            38,279            81,405            93,604

Nonoperating (income) and expenses:
   Interest and investment income                                   (659)             (226)           (1,485)           (1,061)
   Interest expense                                                  571             1,097             1,627             2,347
                                                            ------------      ------------      ------------      ------------
                                                                     (88)              871               142             1,286
                                                            ------------      ------------      ------------      ------------

          Income before income taxes                              39,758            37,408            81,263            92,318

Provision for income taxes                                        14,712            13,839            30,070            34,157
                                                            ------------      ------------      ------------      ------------

Net income                                                  $     25,046      $     23,569      $     51,193      $     58,161
                                                            ============      ============      ============      ============

Earnings per share:
       Basic                                                $        .27      $        .25      $        .54      $        .60
                                                            ============      ============      ============      ============

       Diluted                                              $        .26      $        .24      $        .53      $        .59
                                                            ============      ============      ============      ============

Dividends declared per share:                               $        .04      $        .04      $        .12      $        .11
                                                            ============      ============      ============      ============

Average shares outstanding during period:
       Basic                                                      93,421            95,977            94,774            96,461
                                                            ============      ============      ============      ============

       Diluted                                                    94,976            97,560            96,218            98,250
                                                            ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)


                                                                 December 1,          March 3,       November 25,
                                                                     2001              2001              2000
                                                                 ------------      ------------      ------------
                                                                 (unaudited)                         (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $98,992,
      $31,142 and $2,952, respectively                           $    124,978      $     46,841      $     19,452
   Beneficial interest in securitized receivables                      48,606            75,403            74,262
   Other accounts receivable, net                                       8,594             8,370             8,058
   Inventories                                                        302,781           310,704           340,523
   Prepaid expenses and other current assets                           34,122            35,748            37,030
                                                                 ------------      ------------      ------------
        Total current assets                                          519,081           477,066           479,325

Properties, net                                                       213,736           212,066           212,081
Other assets                                                           48,886            46,578            37,803
                                                                 ------------      ------------      ------------
                                                                 $    781,703      $    735,710      $    729,209
                                                                 ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                 $        356      $         --      $         --
   Accounts payable and accrued liabilities                           172,670           144,110           147,061
                                                                 ------------      ------------      ------------
        Total current liabilities                                     173,026           144,110           147,061

Long-term debt                                                         25,356            25,000            55,000
Other noncurrent liabilities                                           41,563            34,721            31,159

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
      authorized, 100,779,000 issued                                  100,779           100,779           100,779
   Paid-in capital                                                    139,362           139,424           140,075
   Retained earnings                                                  384,614           344,809           312,187
   Cumulative other comprehensive income                               (4,077)           (3,115)           (4,387)
   Less -- 7,577,000, 4,619,000 and 4,861,000
      common shares in treasury, at cost, respectively                (78,912)          (49,933)          (52,543)
   Less -- unearned compensation                                           (8)              (85)             (122)
                                                                 ------------      ------------      ------------
                                                                      541,758           531,879           495,989
                                                                 ------------      ------------      ------------
                                                                 $    781,703      $    735,710      $    729,209
                                                                 ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Nine Months Ended
                                                                       December 1,       November 25,
                                                                           2001              2000
                                                                       ------------      ------------

Cash flow from operating activities:
      Net income                                                       $     51,193      $     58,161
      Adjustments to reconcile to net cash provided by
         operating activities:
             Depreciation and amortization                                   31,782            31,503
             Loss on fixed assets                                             2,337             5,753
             Deferred compensation                                            3,529             2,064
             Other                                                           (1,212)           (2,552)
      Changes in cash from:
          Inventories                                                         7,456           (71,617)
          Other accounts receivable and other current assets                  1,280            (4,623)
          Accounts payable and accrued expenses                              30,818            13,181
          Other assets                                                       (2,823)             (444)
          Other liabilities                                                   2,276              (390)
                                                                       ------------      ------------
                Net cash provided by operating activities                   126,636            31,036
                                                                       ------------      ------------

Cash flow from investing activities:
      Capital expenditures                                                  (47,209)          (31,159)
      Proceeds from disposition of properties                                12,482               294
      Beneficial interest in securitized receivables                         26,797           (20,442)
                                                                       ------------      ------------
                Net cash used in investing activities                        (7,930)          (51,307)
                                                                       ------------      ------------

Cash flow from financing activities:
      Cash dividends                                                        (11,388)          (10,652)
      Purchases of treasury stock                                           (34,639)          (34,028)
      Proceeds from stock options exercised
         and stock purchase plan                                              4,746             4,042
      Current notes payable                                                     356                --
      Repayments of long-term debt                                               --           (40,015)
      Borrowings under long-term debt                                           356            70,000
                                                                       ------------      ------------
                Net cash used in financing activities                       (40,569)          (10,653)
                                                                       ------------      ------------

Change in cash and cash equivalents                                          78,137           (30,924)
Cash and cash equivalents at beginning of period                             46,841            50,376
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $    124,978      $     19,452
                                                                       ============      ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 1, 2001
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                                               Cumulative
                                                    Common Stock                                                  Other
                                            -----------------------------      Paid-in          Retained      Comprehensive
                                               Shares           Amount         Capital          Earnings          Income
                                            ------------     ------------    ------------     ------------    -------------

Balance March 3, 2001                             96,141     $    100,779    $    139,424     $    344,809     $     (3,115)

Comprehensive income:

        Net income                                    --               --              --           51,193               --

        Other comprehensive income,
             net of tax:
                  Currency translation
                      adjustments                     --               --              --               --             (962)


Comprehensive income


Purchases of treasury shares                      (3,485)              --              --               --               --

Restricted stock amortization                         --               --              --               --               --

Exercise of stock options, stock
        purchase plan and other                      528               --             (62)              --               --

Cash dividends, declared or paid
        ($.12 per share)                              --               --              --          (11,388)              --
                                            ------------     ------------    ------------     ------------     ------------

Balance December 1, 2001                          93,184     $    100,779    $    139,362     $    384,614     $     (4,077)
                                            ============     ============    ============     ============     ============


                                                                                  Total
                                             Treasury          Unearned       Shareholders'
                                               Stock         Compensation        Equity
                                            ------------     ------------     -------------

Balance March 3, 2001                       $    (49,933)    $        (85)    $    531,879

Comprehensive income:

        Net income                                    --               --           51,193

        Other comprehensive income,
             net of tax:
                  Currency translation
                      adjustments                     --               --             (962)
                                                                              ------------

Comprehensive income                                                                50,231
                                                                              ------------

Purchases of treasury shares                     (34,639)              --          (34,639)

Restricted stock amortization                         --               77               77

Exercise of stock options, stock
        purchase plan and other                    5,660               --            5,598

Cash dividends, declared or paid
        ($.12 per share)                              --               --          (11,388)
                                            ------------     ------------     ------------

Balance December 1, 2001                    $    (78,912)    $         (8)    $    541,758
                                            ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 1, 2001
                              AND NOVEMBER 25, 2000
                                   (unaudited)


The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 3, 2001. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of December 1, 2001, and the results of operations and cash flows for the three and nine months ended December 1, 2001 and November 25, 2000 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended December 1, 2001 and November 25, 2000 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of cash flows for the nine months ended November 25, 2000 and in the consolidated balance sheets for March 3, 2001 and November 25, 2000 have been modified to conform to the December 1, 2001 method of presentation.

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

The following earnings per share calculations reflect the effect of the Company's conversion of its 5 3/4% convertible subordinated notes, which were primarily converted, without interest, on or before March 23, 2000.
See Note 3 of the Notes to Consolidated Financial Statements. Earnings per share for the three and nine months ended December 1, 2001 and November 25, 2000 were calculated as follows (in thousands except per share amounts):

                                                               Three Months Ended            Nine Months Ended
                                                             Dec. 1,        Nov. 25,       Dec. 1,        Nov. 25,
                                                               2001           2000           2001           2000
                                                            ----------     ----------     ----------     ----------

Net income (Basic and Diluted)                              $   25,046     $   23,569     $   51,193     $   58,161
                                                            ==========     ==========     ==========     ==========

Average shares outstanding during period:
     Basic                                                      93,421         95,977         94,774         96,461
         Plus assumed exercise of stock options                  1,555          1,583          1,444          1,353
         Plus assumed conversion of 5 3/4%
             subordinated notes to common stock                     --             --             --            436
                                                            ----------     ----------     ----------     ----------
     Diluted                                                    94,976         97,560         96,218         98,250
                                                            ==========     ==========     ==========     ==========

Earnings per share:
     Basic                                                  $      .27     $      .25     $      .54     $      .60
                                                            ==========     ==========     ==========     ==========

     Diluted                                                $      .26     $      .24     $      .53     $      .59
                                                            ==========     ==========     ==========     ==========

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine months ended December 1, 2001 and November 25, 2000 are as follows (in thousands):

                                                  Three Months Ended             Nine Months Ended
                                               Dec. 1,        Nov. 25,         Dec. 1,        Nov. 25,
                                                2001            2000            2001            2000
                                             ----------      ----------      ----------      ----------

Net income                                   $   25,046      $   23,569      $   51,193      $   58,161
Currency translation adjustments                   (560)         (2,170)           (962)         (2,851)
                                             ----------      ----------      ----------      ----------

     Comprehensive income                    $   24,486      $   21,399      $   50,231      $   55,310
                                             ==========      ==========      ==========      ==========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

During the first quarter ended May 27, 2000 of fiscal 2001, the Company issued 4,764,450 shares of common stock upon the conversion of $39,164,000 principal amount of 5 3/4% convertible subordinated notes.

NOTE 4 - PROPRIETARY CREDIT CARD SECURITIZATION

During the third quarter of fiscal 2002, the Company completed a new credit card securitization transaction through its non-consolidated subsidiary, Pier 1 Imports Credit Card Master Trust (the "Master Trust"). The Master Trust arranged a private placement of $100 million in trust certificates, which bear interest at a floating rate of approximately one month LIBOR plus 35 basis points. As of the end of the Company's fiscal third quarter, this rate was 2.5%. In conjunction with this transaction, the Master Trust retired $50 million in previously issued certificates, which bore interest at a fixed rate of 6.74% and matured in May 2002. After the retirement of these certificates, the new transaction provided the Company with net proceeds of approximately $49 million.

NOTE 5 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting guidelines for derivatives and requires the Company to record all derivatives as assets or liabilities on the balance sheet at fair value. The Company's use of derivatives is primarily limited to forward foreign exchange contracts, which the Company uses to mitigate exposures to changes in foreign currency exchange rates. Upon adoption of SFAS No. 133, the Company did not designate such derivatives as hedging instruments; thus, the changes in the fair value of the derivatives will be included in the consolidated statement of operations. Prior to adoption, the Company deferred all gains and losses on its derivative contracts and recognized such gains and losses as an adjustment to the transaction price. The adoption of SFAS No. 133 has not had a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in the first quarter of fiscal 2002. This statement established new conditions for a securitization to be accounted for as a sale of receivables, changed the requirements for an entity to be a qualifying special-purpose entity and modified the conditions for determining whether a transferor has retained effective control over transferred assets. SFAS No. 140 also requires additional disclosures related to securitized financial assets and retained interests in securitized financial assets, which the Company reported in its fiscal 2001 Annual Report. The Company has made the necessary amendments to its securitization agreements and continues to receive sale treatment for its securitized proprietary credit card receivables. The implementation of SFAS No. 140 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all such transactions to be accounted for under the purchase method and also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. This statement is effective for all business combinations initiated after June 30, 2001. The Company has analyzed the implementation requirements and does not anticipate that the adoption of SFAS No. 141 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 144 retains the fundamental provisions of SFAS No. 121 with additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale." SFAS NO. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" regarding the disposal of a segment of a business and would extend the reporting of a discontinued operation to a "component of an entity" and requires the operating losses thereon to be recognized in the period in which they occur. The Company is required to adopt SFAS No. 144 for its fiscal year beginning March 3, 2002. The Company is currently analyzing the implementation requirements and does not anticipate that the adoption of SFAS No. 144 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

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

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2002 ended December 1, 2001 were $387.4 million, up 12.8% from last year's net sales of $343.5 million. Year-to-date sales grew 9.1% to $1,070.0 million from $981.0 million a year ago. Increased traffic and transaction counts, as a result of the Company's value-oriented merchandising efforts and national television campaign, contributed to these sales increases. Also contributing to the sales increases was the net increase of 80 North American Pier 1 stores at the end of the third quarter of fiscal 2002 compared to the end of the same period last fiscal year. During the quarter, the Company continued to execute its expansion plan in North America by opening 56 stores and closing three locations. The North American Pier 1 store count totaled 899 at the end of the third quarter compared to 819 stores a year ago. Including Cargo and all other worldwide locations, the Company's store count totaled 966 at the end of the third quarter of fiscal 2002. Same-store sales for the quarter grew 5.1% and year-to-date same-store sales were up 2.4% over last year.

Net sales on the Company's proprietary credit card totaled $307.9 million for the first nine months of fiscal 2002, an increase of $30.0 million, or 10.8%, over proprietary credit card sales of $277.9 million for the same period of fiscal 2001. Year-to-date proprietary credit card sales accounted for 31.2% of total U.S. store sales, an increase from the 30.6% of sales from the year earlier period. The Company continues to increase sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions specifically targeted to cardholders.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, declined 10 basis points to 42.7% for the third quarter of fiscal 2002 and declined 80 basis points to 40.9% for the first nine months of fiscal 2002. Unlike the first half of fiscal 2002, the Company experienced a good blend of regular-priced merchandise sales along with promotional sales during the third quarter. As a percentage of sales, merchandise margins were down nearly 20 basis points for the quarter and down 50 basis points for the year-to-date period. Additionally, store occupancy costs, as a percentage of sales were relatively flat for the quarter at 12.5% of sales for the quarter and increased 30 basis points to 13.2% of sales year-to-date as a result of lower than expected sales in the first half of the year.

As a percentage of sales and compared to the same period last year, selling, general and administrative expenses, including marketing, increased 110 basis points to 29.7% of sales for the third quarter and increased 130 basis points to 30.3% of sales for the year-to-date period. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, were well controlled and declined as a percentage of sales for the quarter and year-to-date periods. During the quarter, the Company released new holiday commercials featuring spokesperson, Kirstie Alley. As a result, marketing expenditures were 4.6% of sales for the quarter and 5.3% of year-to-date sales. Timing of marketing expenditures varies slightly between fiscal quarters; however, the Company expects these expenses to be aligned with last year at approximately 4.5% of sales for the fiscal year ending March 2, 2002. All other selling, general and administrative expenses increased 130 basis points to 9.3% of sales for the quarter and increased 140 basis points to 9.4% of sales for the year-to-date period. These increases during the third quarter were largely the result of increases in non-store payroll and general insurance, the impact of Cargo's expenditures this year with no corresponding expense last year and the effect of negative leveraging of relatively fixed expenses on same-store sales gains of 5.1% this year compared to 10.6% last year. The increase in non-store payroll resulted from increased corporate bonus accruals based on higher earnings during the third quarter, higher medical and benefit costs throughout fiscal 2002 along with an enhancement to the field management structure in the first quarter of fiscal 2002 to provide for future growth.

Operating income increased 3.6% to $39.7 million for the third quarter of fiscal 2002 from $38.3 million for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, operating income decreased 13.0% to $81.4 million year-to-date from $93.6 million a year ago.

The Company's effective income tax rate for fiscal 2002 is estimated at 37%, consistent with fiscal 2001.

Net income for the third quarter of fiscal 2002 was $25.0 million, or $.26 per diluted share, compared to net income of $23.6 million, or $.24 per share, for the third quarter of fiscal 2001. Net income year-to-date was $51.2 million, or $.53 per diluted share, compared to net income of $58.2 million, or $.59 per share, for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter of fiscal 2002 with $125.0 million of cash compared to $19.5 million a year ago. Total cash generated from operations was $126.6 million compared to $31.0 million a year ago. Net income, adjusted for non-cash and non-operating related items, was $87.6 million and served as the Company's primary source of operating cash for the nine months ended December 1, 2001. The Company's year-to-date reduction in inventory levels provided cash of $7.5 million compared to the prior year's use of cash for inventory increases of $71.6 million. The Company's ability to better manage inventory resulted in overall lower inventories this year compared to last year with only a slight decline in average inventory per store. The Company believes its current inventory levels are well positioned and the January clearance event is expected to move remaining seasonal products allowing the Company to prepare for new spring merchandise. Increases in accounts payable and accrued expenses provided cash of $30.8 million year-to-date. These increases are primarily attributable to increases in the Company's gift certificates outstanding and increases in federal and state income taxes payable resulting from the timing of tax payments.

During the first nine months of fiscal 2002, the Company spent a net of $7.9 million in investing activities. Capital expenditures were $47.2 million, a majority of which was used for new and existing store development and investments in the Company's information systems. As of December 1, 2001, the Company's beneficial interest in securitized receivables decreased $26.8 million. During the third quarter of fiscal 2002, the Company completed a new credit card securitization transaction through its non-consolidated subsidiary, Pier 1 Imports Credit Card Master Trust (the "Master Trust"). The Master Trust arranged a private placement of $100 million in trust certificates, which bear interest at a floating rate of approximately one month LIBOR plus 35 basis points. As of the end of the Company's fiscal third quarter, this rate was 2.5%. In conjunction with this transaction, the Master Trust retired $50 million in previously issued certificates, which bore interest at a fixed rate of 6.74% and matured in May 2002. After the retirement of these certificates, the new transaction provided the Company with net proceeds of approximately $49 million. The securitization of the additional $50 million of Preferred Card receivables contributed to this decrease in beneficial interest in securitized receivables but was partially offset by increases in the receivables due to increased sales on the Company's proprietary credit card. In addition, the Company has continued to experience comparable payment rates to last year on its proprietary credit card receivables. Proceeds from disposition of properties totaled $12.5 million, which included $8.4 million in proceeds from sale-leaseback transactions.

Financing activities for the first nine months of fiscal 2002 used a net $40.6 million of the Company's cash resources. Year-to-date, the Company repurchased 3,485,000 shares of its common stock for $34.6 million. As of the end of the third quarter of fiscal 2002, 3.3 million shares remained authorized to be repurchased under the Company's stock repurchase plan. Year-to-date dividend payments totaled $11.4 million and other financing activities, primarily the exercise of stock options, provided cash of $4.7 million.

At the end of the third quarter, the Company's minimum operating lease commitments remaining for fiscal 2002 were $38.4 million. The present value of total existing minimum operating lease commitments discounted at 10% was $661.8 million at fiscal 2002 third quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires November 2003, all of which was available at the end of the third quarter of fiscal 2002. Additionally, the Company has other long-term and short-term bank facilities used principally for the issuance of letters of credit totaling $148.7 million, of which $63.8 million was available at December 1, 2001. The Company's current ratio was 3.0 to 1 at the end of the third quarter of fiscal 2002 compared to 3.3 to 1 at the end of fiscal year 2001.

During fiscal year 2003, the Company expects to open approximately 110 to 120 new Pier 1 stores and 8 to 12 new Cargo locations. During this time, the Company also plans to close approximately 25 to 30 store locations as their leases expire or otherwise end. The new store buildings and land will be financed primarily through operating leases. Additionally, the Company intends to remodel approximately 12 stores during fiscal 2003. The Company also plans to relocate and enlarge its Savannah, Georgia distribution center and to dispose of the existing facility, which will require a net of $13 million in capital funds. The Company projects total capital expenditures for fiscal 2003 to be approximately $75 million.

In December 2001, the Company declared a cash dividend of $.04 per share payable on February 20, 2002 to shareholders of record on February 6, 2002. The Company currently expects to continue to pay cash dividends but to retain most of its future earnings for expansion of the Company's business.

The Company believes the funds provided from operations, available lines of credit and sales of the Company's proprietary credit card receivables will be sufficient to meet the Company's expected cash requirements for the next fiscal year.

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

                        PIER 1 IMPORTS, INC. (Registrant)


Date:        January 3, 2002                    By:     /s/ Marvin J. Girouard
           --------------------                         ---------------------------------------------------
                                                        Marvin J. Girouard, Chairman of the Board
                                                        and Chief Executive Officer


Date:        January 3, 2002                    By:     /s/ Charles H. Turner
           --------------------                         ---------------------------------------------------
                                                        Charles H. Turner, Senior Vice President,
                                                        Chief Financial Officer and Treasurer


Date:        January 3, 2002                    By:     /s/ Susan E. Barley
           --------------------                         ---------------------------------------------------
                                                        Susan E. Barley, Principal Accounting Officer