Form 10-K
period 2002-03-02
PIER 1 IMPORTS INC/DE
filed 2002-05-30
CIK 278130

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended MARCH 2, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 28, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,875,400,000 using the closing sales price on this day of $20.70. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission.

         As of May 28, 2002, 93,651,706 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents have been incorporated herein by reference:

         (1) Registrant's Annual Report to Shareholders for the fiscal year ended March 2, 2002 in Parts I and II hereof and;

         (2)      Registrant's Proxy Statement for the 2002 Annual Meeting in
                  Part III hereof.

                                     PART I

Item 1. Business.

         (a) General Development of Business.

         Throughout this document, references to the "Company" include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to "Pier 1" relate to the Company's retail locations operating under the name Pier 1 Imports. References to "The Pier" relate to the Company's retail locations in the United Kingdom operating under the name The Pier. References to "Cargo" relate to the Company's retail locations operating under the names Cargo, "Cargo Furniture & Home" and "Cargokids!".

         From fiscal 1997 through fiscal 2002, the Company expanded its specialty retail operations from 720 to 974 worldwide retail stores. In fiscal 2002, the Company continued to execute its expansion plan in North America by opening a net 84 new Pier 1 stores. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, Pier 1 plans to open approximately 115 to 120 new stores and close approximately 30 stores in North America in fiscal 2003. Almost all of the stores expected to close in fiscal 2003 are anticipated to be replaced with a more favorable location within the same market.

         Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2002:

Abbotsford, BC                          Harvey, LA                              Petoskey, MI
Aiken, SC                               Heath, OH                               Pittsburgh, PA (2 locations)
Bloomingdale, IL                        Hendersonville, NC                      Rehoboth Beach, DE
Bolingbrook, IL                         Holmdel, NJ                             Richmond, BC
Braintree, MA                           Homestead, PA                           Rocky Point, NY
Broomfield, CO                          Indiana, PA                             Rogers, AR
Burlington, ON                          Indianapolis, IN (2 locations)          Rosemere, QC
Burlington, WA                          Jefferson City, MO                      Roseville, CA
California, MD                          Kamloops, BC                            Rossford, OH
Cedar Hill, TX                          Kerrville, TX                           Rotterdam, NY
Christiansburg, VA                      Kingston, ON                            Salisbury, NC
Clarksburg, WV                          La Jolla, CA                            San Antonio, TX
Cookeville, TN                          Lake Ozark, MO                          Selma, TX
Covington, WA                           Las Vegas, NV                           Shrewsbury, MA
Dallas, TX                              Leominster, MA                          South Elgin, IL
Daphne, AL                              Lisbon, CT                              St. Cloud, MN
Dekalb, IL                              Lithonia, GA                            St. Clairsville, OH
Decatur, AL                             Littleton, CO                           St. George, UT
Deer Park, IL                           Louisville, KY                          St. Louis, MO
Dubois, PA                              Lynchburg, VA                           Surprise, AZ
Durham, NC                              Marshfield, WI                          Surrey, BC
Edmonton, AB                            McMinnville, OR                         Tampa, FL
El Cerrito, CA                          Miami, FL                               Tracy, CA
Elk Grove, CA                           Midlothian, VA                          Watchung, NJ
Encino, CA                              Milford, CT                             Wausau, WI
Everett, MA                             Monaca, PA                              Webster, NY
Flemington, NJ                          Montreal, QC (3 locations)              Wellington, FL
Folsom, CA                              Morehead City, NC                       West Hartford, CT
Fullerton, CA                           Naples, FL                              Westport, CT
Glastonbury, CT                         Oro Valley, AZ                          Wichita, KS
Glen Allen, VA                          Oshkosh, WI                             Williamsville, NY
Glen Mills, PA                          Paoli, PA                               Winnipeg, MB
Goldsboro, NC                           Pasadena, TX                            Woodcliff Lake, NJ
Greenville, SC

         Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

         The Pier, a subsidiary of the Company located in the United Kingdom, operates 23 retail stores offering decorative home furnishings and related items in a setting similar to Pier 1 stores. Additionally, The Pier has established an online store at pier.co.uk. The Pier does not expect to open any new stores in fiscal 2003; however, the Company will be reviewing specific opportunities for new stores throughout the year. Also, upgrades are expected to several existing locations in the U.K. during fiscal 2003. The Pier operates two distribution facilities near London, England.

         The Company has an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in a "store within a store" format in certain Sears Mexico stores. In fiscal 1998, the Company amended its agreement with Sears Mexico to an arrangement that substantially insulates the Company from currency fluctuations in the value of the Mexican peso, which had reduced its profitability in the past. In fiscal 2002, Sears Mexico opened three new stores offering Pier 1 merchandise. As of March 2, 2002, Pier 1 merchandise was offered in 16 Sears Mexico stores. Expansion plans for fiscal 2003 include one new store, one relocated store and one remodeled store in Mexico.

         The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico") which allows Sears Puerto Rico to market and sell Pier 1 merchandise in a "store within a store" format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of ten stores, and as of March 2, 2002, seven of these stores offered Pier 1 merchandise. The Company has no immediate plans for further expansion in Puerto Rico but would consider future sites.

         In fiscal 1996, a wholly-owned subsidiary of the Company entered into a franchise agreement with Akatsuki Printing Co., Ltd. and Skylark Co., Ltd. (collectively "Akatsuki") to develop Pier 1 retail stores in Japan. Early in fiscal 2002, Akatsuki informed the Company that it would not seek to renew its current franchise agreement. Prior to the close of fiscal year 2002, the remaining nine stores were closed and the franchise agreement with Akatsuki expired without any additional costs or further obligations required of the Company.

         The Company owns a credit card bank in Omaha, Nebraska, operating under the name Pier 1 National Bank (the "Bank"). The Bank holds the credit card accounts for both the Pier 1 proprietary credit card and Cargo's new proprietary credit card initiated in September 2001. As of March 2, 2002, the Company, through the Bank, had over 5,100,000 proprietary cardholders with approximately 1,205,000 active accounts (accounts with a purchase within the previous 12 months). Sales on the Company's proprietary credit card accounted for 28.9% of total U.S. store sales in fiscal 2002. The Company continues to expand its proprietary credit card business by attracting new accounts with a discounted first-time purchase, periodic deferred payment options and enhanced customer loyalty through targeted promotions.

         Pier 1 has an e-commerce website at pier1.com. More than 1,500 merchandise items are offered for sale to customers, along with gift cards, an online clearance store and a Bridal & Gift Registry program. Pier 1's web site allows customers to shop online, make changes or additions to gift registries and easily return internet purchases to their neighborhood Pier 1 store. This website is also being utilized as a marketing channel to reach new customers.

         In February 2001, the Company acquired certain assets and assumed certain liabilities of Cargo Furniture, Inc. and formed New Cargo Furniture, Inc. Cargo is an 18-store retailer and wholesaler of youth and casual lifestyle furniture, gifts and home decor. Cargo utilizes a website at cargohome.com to attract customers and provide information regarding placing orders and store locations. The Company will begin its expansion plans for Cargo in fiscal 2003 by opening eight to twelve new stores.

         (b) Financial Information about Industry Segments.

         In fiscal 2002, the Company operated in one business segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.

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

         On March 2, 2002, the Company operated 866 Pier 1 stores in 48 states of the United States and 44 Pier 1 stores in five Canadian provinces, and supported eight franchised stores in eight states of the U.S. Additionally, the Company operated 23 stores in the United Kingdom under the name The Pier and 18 Cargo stores located in five states of the United States. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a "store within a store" format in 16 Sears Mexico stores and in seven Sears Puerto Rico stores. Company-operated Pier 1 stores in the United States and Canada average approximately 7,500 square feet of retail selling space. The stores are generally freestanding units located near shopping centers or malls in all major U.S. metropolitan areas and many of the primary smaller markets. In fiscal 2002, net sales of the Company totaled $1,548.6 million. Pier 1 stores generally have their highest sales volumes during November and December as a result of the holiday selling season.

         Pier 1's growth strategy is to expand its North American store base to more than 1,500 locations. Immediate plans to achieve this expansion include, for fiscal 2003, the opening of 115 to 120 new stores while closing approximately 30 stores, the majority of which will be relocated to more favorable locations within the same markets. In the next few years, the Company expects Cargo to begin to expand nationally as a value-oriented retailer of home furnishings for children and families. The Company plans to grow Cargo to a 200- to 300-store concept over the next ten years. The Company currently has no plans to expand outside of the United States, Canada and Mexico.

         Pier 1 offers a diverse selection of products consisting of nearly 5,000 items imported from over 40 countries around the world. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

         FURNITURE - This product group consists of furniture, furniture pads and pillows to be used on patios and in living, dining, kitchen and bedroom areas, and in sun rooms. The product group constituted approximately 39% of Pier 1's total North American retail sales in fiscal year 2002, 40% in fiscal 2001 and 38% in fiscal 2000. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

         DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 23% to Pier 1's total North American retail sales in fiscal year 2002, and 22% in fiscal years 2001 and 2000. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.

         HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 12% of Pier 1's total North American retail sales in fiscal years 2002, 2001 and 2000.

         BED & BATH - This product group is imported mainly from India, the United Kingdom, Italy, Thailand and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 18% of Pier 1's total North American retail sales in fiscal year 2002, 17% in fiscal 2001 and 18% in fiscal 2000.

         SEASONAL - This product group consists of merchandise for celebrating holidays and spring/summer entertaining and is imported mainly from Europe, Canada, Taiwan, China and India. These items accounted for approximately 8% of Pier 1's total North American retail sales in fiscal year 2002, 9% in fiscal 2001 and 10% in fiscal year 2000.

         Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2002, Pier 1 sold merchandise imported from over 40 different countries with 35% of its sales from merchandise produced in China, 11% from merchandise produced in India and 29% from merchandise produced in Indonesia, Thailand, Brazil, Italy, the Philippines and Mexico. The remaining 25% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries or was obtained from U.S. manufacturers.

         Pier 1 operates six regional distribution centers located in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia and leases additional space from time to time. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked and made available for shipment to the various stores in each center's region. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory to assure a sufficient supply of products in its stores.

         The Company is in the highly competitive specialty retail business and primarily competes with small specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, merchandise assortment, visual presentation of its merchandise and customer service. The Company also believes its Pier 1 stores enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other retail stores change their items less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products. The Company believes that its Cargo operations give it the opportunity to address the underserved children's furniture and accessories market.

         As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise. The Company typically orders merchandise from four to twelve months in advance of delivery and pays for the merchandise at the time it is loaded for transport to designated U.S. and international destinations. Fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could also have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise.

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

         On March 2, 2002, Pier 1 employed approximately 17,100 associates in North America, of which approximately 8,000 were full-time employees and 9,100 were part-time employees.

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

         Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship items from foreign countries at reasonable rates in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 2. Properties.

         The Company leases approximately 203,000 square feet of office space for its Pier 1 corporate office and leases approximately 13,000 square feet of additional office space for its Cargo subsidiary. Both corporate office facilities are located in Fort Worth, Texas. The Company is planning construction of a new corporate office for the relocation of both corporate offices. The new facility is expected to be completed in the fourth quarter of fiscal 2005.

         The Company leases the majority of its retail stores, its warehouses and other office space. At March 2, 2002, the present value of the Company's minimum future operating lease commitments discounted at 10% totaled approximately $752 million. The Company currently owns and leases distribution space of approximately four million square feet. The Company also acquires temporary distribution space from time to time through short-term leases.

         The following table shows the distribution of Pier 1's North American stores by state and province as of March 2, 2002:

United States

Alabama                  14                 Kentucky                 10                 North Dakota              3
Alaska                    1                 Louisiana                14                 Ohio                     37
Arizona                  16                 Maryland                 19                 Oklahoma                  5
Arkansas                  7                 Massachusetts            22                 Oregon                   11
California               91                 Michigan                 29                 Pennsylvania             37
Colorado                 19                 Minnesota                16                 Rhode Island              5
Connecticut              19                 Mississippi               6                 South Carolina           14
Delaware                  4                 Missouri                 16                 South Dakota              2
Florida                  62                 Montana                   5                 Tennessee                18
Georgia                  26                 Nebraska                  4                 Texas                    66
Hawaii                    2                 Nevada                    5                 Utah                      8
Idaho                     3                 New Hampshire             5                 Virginia                 29
Illinois                 42                 New Jersey               21                 Washington               21
Indiana                  20                 New Mexico                5                 West Virginia             5
Iowa                      7                 New York                 41                 Wisconsin                17
Kansas                    8                 North Carolina           28                 Wyoming                   1

Canada

Alberta                   5                 Manitoba                  1                 Quebec                    8
British Columbia          7                 Ontario                  23

         The Pier's retail operations consist of 19 stores in England, three stores in Scotland, and one store in Wales. At the end of fiscal 2002, Cargo had two stores in Georgia, one store in Kansas, two stores in Missouri, four stores in Virginia and nine stores in Texas.

         As of March 2, 2002, Pier 1 owned or leased the following warehouse properties in or near the following cities:

                                                                   Owned/Leased
Location                                Approx. Sq. Ft.                Facility
--------                                ---------------            ------------
Baltimore, Maryland                     796,000 sq. ft.                Leased
Chicago, Illinois                       514,000 sq. ft                 Owned
Columbus, Ohio                          527,000 sq. ft.                Leased
Fort Worth, Texas                       566,000 sq. ft.                Owned
Ontario, California                     747,000 sq. ft.                Leased
Savannah, Georgia                       548,000 sq. ft.                Owned/Leased

         The Company also leases approximately 98,000 square feet of warehouse space in the United Kingdom for The Pier's operations and approximately 123,000 square feet of warehouse space in the United States for Cargo's operations. The Company is currently leasing additional space under short-term agreements. In support of its long-range growth plan, the Company is expanding its distribution facilities. The Company will be building a new distribution center to replace its owned property along with the two locations it currently leases in Savannah. The new facility is expected to be approximately 770,000 square feet, with projected occupancy in the first quarter of calendar year 2004.

Item 3. Legal Proceedings.

         The Company is subject to various claims, lawsuits, investigations, and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at March 2, 2002; however, the Company considers them to be either ordinary and routine in nature or immaterial in amount. While a certain number of the lawsuits involve substantial amounts, management, after consultation with counsel, does not currently expect such litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted in these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2002 fiscal year.

                        Executive Officers of the Company

         MARVIN J. GIROUARD, age 62, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as the Company's Senior Vice President of Merchandising.

         CHARLES H. TURNER, age 45, has recently been promoted to Executive Vice President of Finance and has served as Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

         ROBERT A. ARLAUSKAS, age 47, has recently been promoted to Executive Vice President of Stores of the Company. He served as Senior Vice President of Stores of the Company from September 1999 to April 2002. He served as Vice President of West Zone Operations of Pier 1 Imports (U.S.), Inc. from August 1995 to September 1999, and served as Director of West Zone Operations of Pier 1 Imports (U.S.), Inc. from June 1993 to August 1995.

         JAY R. JACOBS, age 47, has recently been promoted to Executive Vice President of Merchandising of the Company. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

         J. RODNEY LAWRENCE, age 56, has recently been promoted to Executive Vice President of Legal Affairs and has served as Secretary of the Company since November 1985. He served as Senior Vice President of Legal Affairs of the Company from June 1992 to April 2002, and served as Vice President of Legal Affairs of the Company from November 1985 to June 1992.

         PHIL E. SCHNEIDER, age 50, has recently been promoted to Executive Vice President of Marketing of the Company. He served as Senior Vice President of Marketing of the Company from May 1993 to April 2002, and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

         DAVID A. WALKER, age 51, has recently been promoted to Executive Vice President of Logistics and Allocations of the Company. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

         E. MITCHELL WEATHERLY, age 54, has been promoted to Executive Vice President of Human Resources of the Company. He served as Senior Vice President of Human Resources of the Company from June 1992 to April 2002, and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

         The officers of the Company are appointed by the Board of Directors, hold office until their successors are elected and qualified and/or until their earlier death, resignation or removal.

         None of the above executive officers has any family relationship with any other of such officers or with any director of the Company. None of such officers was selected pursuant to any arrangement or understanding between him and any other person.


                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

         Information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 2002.

         The Company's common stock is traded on the New York Stock Exchange. As of May 2002, there were approximately 40,000 shareholders of record of the Company's common stock.

         During fiscal 2002, the Company repurchased over four million shares of its outstanding common stock. In April 2002, the Board of Directors authorized the repurchase of up to $150 million of the Company's common stock. This authorization replaced the previously authorized 2.8 million shares that were remaining for repurchase at the end of fiscal 2002. Future repurchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions, the Company's available cash and the Company's consideration of any loan covenant restrictions and its credit ratings.

         Certain of the Company's existing loan agreements require the Company to maintain specified financial ratios and limit certain investments and distributions to shareholders, including cash dividends, loans to shareholders and repurchases of the Company's common stock. During fiscal 2002, the Company paid cash dividends totaling approximately $15.1 million, or $.16 per share. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 2003, but intends to retain most of its future earnings for the expansion of the Company's business. The Company paid a cash dividend of $.05 per share on May 22, 2002. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data.

         Information required by this Item is incorporated by reference to the section entitled "Financial Summary" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Information required by this Item is incorporated by reference to the section entitled "Market Risk Disclosures" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 2002.

Item 8. Financial Statements and Supplementary Data.

         Information required by this Item is incorporated by reference to the material in the Company's consolidated financial statements described below and notes thereto set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 2002:

                  Consolidated Statements of Operations for the Years
                           Ended March 2, 2002, March 3, 2001 and
                           February 26, 2000

                  Consolidated Balance Sheets at March 2, 2002 and March 3, 2001

                  Consolidated Statements of Cash Flows for the Years
                           Ended March 2, 2002, March 3, 2001 and
                           February 26, 2000

                  Consolidated Statements of Shareholders' Equity for
                           the Years Ended March 2, 2002, March 3, 2001
                           and February 26, 2000

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

         The unaudited quarterly information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 2002 and March 3, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III


Item 10. Directors and Executive Officers of the Company.

         Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled "Election of Directors - Nominees for Directors" set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

         The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

         No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

         The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and the section entitled "Election of Directors - Board Meetings, Committees and Fees" set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated herein by reference to the section entitled "Election of Directors - Security Ownership of Management" and the section entitled "Executive Compensation - Equity Compensation Plan Information" set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

                  1.       Financial Statements

                           Consolidated Statements of Operations for the Years
                                    Ended March 2, 2002, March 3, 2001 and
                                    February 26, 2000

                           Consolidated Balance Sheets at March 2, 2002 and
                                    March 3, 2001

                           Consolidated Statements of Cash Flows for the Years
                                    Ended March 2, 2002, March 3, 2001 and
                                    February 26, 2000

                           Consolidated Statements of Shareholders' Equity for
                                    the Years Ended March 2, 2002, March 3, 2001
                                    and February 26, 2000

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

                  3.       Exhibits

                           See Exhibit Index.

         (b)      Reports on Form 8-K.

                  On February 12, 2002, the Company filed a Current Report on Form 8-K, in compliance with fair disclosure regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 30, 2002                     PIER 1 IMPORTS, INC.


                                       By: /s/ Marvin J. Girouard
                                           ----------------------------
                                           Marvin J. Girouard, Chairman
                                           and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Marvin J. Girouard                      Chairman and                                May 30, 2002
---------------------------                 Chief Executive Officer
Marvin J. Girouard



/s/ Charles H. Turner                       Executive Vice President,                   May 30, 2002
---------------------------                 Chief Financial Officer and Treasurer
Charles H. Turner



/s/ Susan E. Barley                         Principal Accounting Officer                May 30, 2002
---------------------------
Susan E. Barley



/s/ John H. Burgoyne                        Director                                    May 30, 2002
---------------------------
John H. Burgoyne



/s/ James D. Carreker                       Director                                    May 30, 2002
---------------------------
James D. Carreker



/s/ Dr. Michael R. Ferrari                  Director                                    May 30, 2002
---------------------------
Dr. Michael R. Ferrari



/s/ James M. Hoak, Jr.                      Director                                    May 30, 2002
---------------------------
James M. Hoak, Jr.



/s/ Karen W. Katz                           Director                                    May 30, 2002
---------------------------
Karen W. Katz



/s/ Tom M. Thomas                           Director                                    May 30, 2002
---------------------------
Tom M. Thomas

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

10.2.1*         Amendments to the Company's Supplemental Executive Retirement
                Plan, incorporated herein by reference to Exhibit 10.2.1 to the Company's Form 10-K for the fiscal year ended March 3, 2001.

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

10.11.3 Amendment No. 4 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.11.3 to the Company's Form 10-K for the fiscal year ended March 3, 2001.

10.11.4 Amendment No. 5 to the Pooling and Services Agreement dated as of February 12, 1997 by and among Pier 1 Funding, L.L.C., Pier 1
                Imports (U.S.), Inc., as servicer, and Wells Fargo Bank
                Minnesota, National Association as trustee, incorporated herein by reference to Exhibit 10.11.4 to the Company's Form 10-Q for the quarter ended September 1, 2001.

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

10.17           Certificate Purchase Agreement among Pier 1 Funding, L.L.C.,
                Pier 1 Imports (U.S.), Inc., the purchasers named therein and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-Q for the quarter ended September 1, 2001.

10.18           Repurchase Agreements relating to the cancellation of Series
                1997-1 Class A Certificates, incorporated herein by reference to
                Exhibit 10.18 to the Company's Form 10-Q for the quarter ended
                September 1, 2001.

13 Annual Report to Shareholders for the fiscal year ended March 2, 2002.

21              Roster of Subsidiaries of the Company.

23              Consent of Independent Auditors.



*Management Contracts and Compensatory Plans