Form 10-Q
period 2002-06-01
PIER 1 IMPORTS INC/DE
filed 2002-07-11
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 1, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number 1-7832


                              PIER 1 IMPORTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          75-1729843
-------------------------------                     ----------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                         Shares outstanding as of July 2, 2002
-----------------------------             -------------------------------------
Common Stock, $1.00 par value                           93,478,527

                                     PART I

Item 1. Financial Statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                             Three Months Ended
                                                                         June 1,           June 2,
                                                                          2002               2001
                                                                    ---------------    ---------------
             Net sales                                              $       384,429    $       325,387

             Operating costs and expenses:
                Cost of sales (including buying and store
                    occupancy costs)                                        220,436            190,473
                Selling, general and administrative expenses                118,333            104,497
                Depreciation and amortization                                10,731             10,696
                                                                    ---------------    ---------------
                                                                            349,500            305,666
                                                                    ---------------    ---------------

                       Operating income                                      34,929             19,721

             Nonoperating (income) and expenses:
                Interest and investment income                                 (837)              (471)
                Interest expense                                                558                608
                                                                    ---------------    ---------------
                                                                               (279)               137
                                                                    ---------------    ---------------

                       Income before income taxes                            35,208             19,584

             Provision for income taxes                                      13,027              7,239
                                                                    ---------------    ---------------

             Net income                                             $        22,181    $        12,345
                                                                    ===============    ===============

             Earnings per share:
                    Basic                                           $           .24    $           .13
                                                                    ===============    ===============

                    Diluted                                         $           .23    $           .13
                                                                    ===============    ===============

             Dividends declared per share:                          $           .05    $           .04
                                                                    ===============    ===============

             Average shares outstanding during period:
                    Basic                                                    93,708             95,826
                                                                    ===============    ===============

                    Diluted                                                  96,613             97,335
                                                                    ===============    ===============



The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                    June 1,          March 2,         June 2,
                                                                     2002             2002              2001
                                                                 -------------    -------------    -------------
                                                                  (unaudited)                       (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $183,788,
      $213,488 and $26,717, respectively                         $     195,694    $     235,609    $      40,329
   Beneficial interest in securitized receivables                       40,880           44,620           81,468
   Other accounts receivable, net                                       10,478            6,205            8,197
   Inventories                                                         303,394          275,433          304,814
   Prepaid expenses and other current assets                            46,927           43,286           34,647
                                                                 -------------    -------------    -------------
        Total current assets                                           597,373          605,153          469,455

Properties, net                                                        224,295          209,954          208,365
Other noncurrent assets                                                 47,162           47,565           46,078
                                                                 -------------    -------------    -------------
                                                                 $     868,830    $     862,672    $     723,898
                                                                 =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                             $         728    $         356    $          --
   Accounts payable and accrued liabilities                            193,595          208,040          132,001
                                                                 -------------    -------------    -------------
        Total current liabilities                                      194,323          208,396          132,001

Long-term debt                                                          25,000           25,356           25,000
Other noncurrent liabilities                                            44,346           43,264           36,345

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares authorized,
      100,779,000 issued                                               100,779          100,779          100,779
   Paid-in capital                                                     143,800          140,190          139,544
   Retained earnings                                                   447,379          429,910          353,299
   Cumulative other comprehensive income                                (3,483)          (4,702)          (3,846)
   Less -- 7,046,000, 7,362,000 and 5,387,000 common
      shares in treasury, at cost, respectively                        (83,314)         (80,521)         (59,165)
   Less -- unearned compensation                                            --               --              (59)
                                                                 -------------    -------------    -------------
                                                                       605,161          585,656          530,552
                                                                 -------------    -------------    -------------
                                                                 $     868,830    $     862,672    $     723,898
                                                                 =============    =============    =============



The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                           June 1,          June 2,
                                                                            2002             2001
                                                                        -------------    -------------
Cash flow from operating activities:
        Net income                                                      $      22,181    $      12,345
        Adjustments to reconcile to net cash (used in) provided
           by operating activities:
               Depreciation and amortization                                   10,731           10,696
               Loss on disposal of fixed assets                                   475              250
               Deferred compensation                                            1,193            1,256
               Other                                                            2,183              513
        Changes in cash from:
            Inventories                                                       (27,961)           5,941
            Other accounts receivable and other current assets                 (8,797)              92
            Accounts payable and accrued expenses                             (10,141)         (11,328)
            Other noncurrent assets                                                (6)             209
            Other noncurrent liabilities                                         (500)              --
                                                                        -------------    -------------
                  Net cash (used in) provided by operating activities         (10,642)          19,974
                                                                        -------------    -------------

Cash flow from investing activities:
        Capital expenditures                                                  (25,606)         (11,236)
        Proceeds from disposition of properties                                   380            4,105
        Beneficial interest in securitized receivables                          3,740           (6,065)
                                                                        -------------    -------------
                  Net cash used in investing activities                       (21,486)         (13,196)
                                                                        -------------    -------------

Cash flow from financing activities:
        Cash dividends                                                         (4,712)          (3,855)
        Purchases of treasury stock                                           (12,657)         (11,747)
        Proceeds from stock options exercised and
           stock purchase plan and other, net                                   9,582            2,312
                                                                        -------------    -------------
                  Net cash used in financing activities                        (7,787)         (13,290)
                                                                        -------------    -------------

Change in cash and cash equivalents                                           (39,915)          (6,512)
Cash and cash equivalents at beginning of period                              235,609           46,841
                                                                        -------------    -------------
Cash and cash equivalents at end of period                              $     195,694    $      40,329
                                                                        =============    =============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 1, 2002
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                          Cumulative
                                                                                             Other                        Total
                                           Common Stock          Paid-in      Retained   Comprehensive    Treasure     Shareholders'
                                       Shares        Amount      Capital      Earnings       Income        Stock          Equity
                                     ----------    ----------   ----------   ----------  ------------    ----------    -------------
Balance March 2, 2002                    93,389    $  100,779   $  140,190   $  429,910    $   (4,702)   $  (80,521)   $  585,656

Comprehensive income:

     Net income                              --            --           --       22,181            --            --        22,181

     Other comprehensive
         income, net of tax:
         Currency translation
            adjustments                      --            --           --           --         1,219            --         1,219
                                                                                                                       ----------

Comprehensive income                                                                                                       23,400
                                                                                                                       ----------

Purchases of treasury stock                (582)           --           --           --            --       (12,657)      (12,657)

Exercise of stock options, stock
     purchase plan and other                890            --        3,610           --            --         9,864        13,474

Cash dividends ($.05 per share)              --            --           --       (4,712)           --            --        (4,712)
                                     ----------    ----------   ----------   ----------    ----------    ----------    ----------

Balance June 1, 2002                     93,697    $  100,779   $  143,800   $  447,379    $   (3,483)   $  (83,314)   $  605,161
                                     ==========    ==========   ==========   ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED JUNE 1, 2002 AND JUNE 2, 2001
                                   (unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Company's Form 10-K for the year ended March 2, 2002. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of June 1, 2002, and the results of operations and cash flows for the three months ended June 1, 2002 and June 2, 2001 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended June 1, 2002 and June 2, 2001 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the Company's consolidated financial statements as of and for the three months ended June 2, 2001 have been modified to conform with the June 1, 2002 method of presentation.

NOTE 1 - EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding. Earnings per share for the three months ended June 1, 2002 and June 2, 2001 are calculated as follows (in thousands except per share amounts):

                                                             Three Months Ended
                                                            June 1,      June 2,
                                                             2002         2001
                                                          ----------   ----------
Net income (Basic and Diluted)                            $   22,181   $   12,345
                                                          ==========   ==========

Average shares outstanding during period:
     Basic                                                    93,708       95,826
         Plus assumed exercise of stock options                2,905        1,509
                                                          ----------   ----------
     Diluted                                                  96,613       97,335
                                                          ==========   ==========

Earnings per share:
     Basic                                                $      .24   $      .13
                                                          ==========   ==========

     Diluted                                              $      .23   $      .13
                                                          ==========   ==========

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended June 1, 2002 and June 2, 2001 were as follows (in thousands):


                                           Three Months Ended
                                        June 1,          June 2,
                                         2002             2001
                                     ------------     ------------


Net income                           $     22,181     $     12,345
Currency translation adjustments            1,219             (731)
                                     ------------     ------------

     Comprehensive income            $     23,400     $     11,614
                                     ============     ============

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARDS

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. The Company is required to complete this initial impairment test of goodwill by August 31, 2002. The adoption of SFAS No. 142 during the first quarter of fiscal 2003 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows. The impact of the non-amortization provisions of SFAS No. 142, if applied beginning in the first quarter of fiscal 2002, would have been net income of $12,389,000 versus reported net income of $12,345,000 and basic and diluted earnings per share would have remained at $0.13 per share.

In the first quarter of fiscal 2003, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 with additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of, other than by sale, be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," regarding the disposal of a segment of a business and extends the reporting of a discontinued operation to a "component of an entity" and requires the operating losses thereon to be recognized in the period in which they occur. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company, through certain subsidiaries, operates stores in North America under the names "Pier 1 Imports" and "Cargokids!" ("Cargokids"). In the United Kingdom, retail locations operate under the name "The Pier." The Company has nearly 1,000 retail locations in 48 states, Canada, Puerto Rico, the United Kingdom and Mexico with merchandise directly imported from over 40 countries around the world.

RESULTS OF OPERATIONS

Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):


                                        Three Months Ended
                                      June 1,          June 2,
                                       2002             2001
                                   ------------     ------------
Pier 1 Imports                     $    369,564     $    310,880
The Pier                                  8,995            8,512
Cargokids                                 2,633            2,077
Internet                                    909              527
Other(1)                                  2,328            3,391
                                   ------------     ------------

     Total Retail Sales            $    384,429     $    325,387
                                   ============     ============

(1) Other sales consisted of wholesale sales and royalties received from franchise stores, international joint ventures in Mexico and Puerto Rico, and Cargokids' contract and dealer sales. Fiscal 2002 amounts also included sales from the Company's franchise stores in Japan.


Net sales for the first quarter of fiscal 2003 were up 18.1% to $384.4 million from $325.4 million for the same period a year ago. Same-store sales for the first quarter of fiscal 2003 increased 9.5% over last year's comparable period. The Company believes its marketing programs continue to drive sales and resulted in an increase in customer traffic of approximately 8% and an increased average ticket of 1% during the quarter when compared to the same quarter last year. The momentum from the latter half of fiscal 2002 carried over into the first quarter of fiscal 2003 and the Company benefited from increasing consumer confidence and a continued favorable response to its value-oriented merchandise.

In addition, the increase in net sales was also attributable to the net increase of 93 new North American Pier 1 stores at the end of the first quarter of fiscal 2003 compared to the end of the same quarter of fiscal 2002. This increase in net sales was partially offset by a reduction in sales due to the Company's discontinued operations in Japan, the termination of one franchise store agreement, and lower contract sales at Cargokids as management shifted its focus to concentrate on retail sales. The North American Pier 1 store count totaled 925 at the end of the first quarter compared to 832 stores a year ago. During the first quarter, the Company opened 25 and closed ten North American Pier 1 stores, which resulted in an increase of 2.0% in total square footage during the quarter and an increase of 11.8% over the same quarter last year. Including Cargokids locations, the worldwide store count across North America, Puerto Rico, the United Kingdom and Mexico totaled 989 as of June 1, 2002.

A summary reconciliation of the Company's stores open at the beginning of fiscal 2003 to the number open at the end of the first quarter follows (openings and closings include relocated stores):


                          Pier 1 North
                            American       International(1)     Cargokids           Total
                          ------------     ----------------    ------------     ------------
Open at March 2, 2002              910                  46               18              974
     Openings                       25                  --               --               25
     Closings                      (10)                 --               --              (10)
                          ------------      --------------     ------------     ------------
Open at June 1, 2002               925                  46               18              989
                          ============      ==============     ============     ============

(1) International stores were located in Puerto Rico, the United Kingdom and Mexico.

Net sales on the Company's proprietary credit card totaled $100.9 million for the first three months of fiscal 2003, an increase of $4.8 million, or 5.0%, over proprietary credit card sales of $96.1 million for the same period last fiscal year. Proprietary credit card sales accounted for 28.3% of total U.S. store sales in the first quarter of fiscal 2003 versus 32.0% of sales in the year earlier period. Although proprietary credit card sales declined as a percentage of total U.S. store sales, the proprietary cardholders spent an average of $166 per transaction during the quarter, an increase of 2.7% when compared to $162 per transaction during the same period last year. The Company continues to increase total sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, improved 120 basis points to 42.7% for the first quarter of fiscal 2003. As a percentage of sales, merchandise margins for the quarter improved 65 basis points over last year's first quarter. Although the Company's promotional calendar during the first quarter of fiscal 2003 was similar to the same quarter last year, a higher percentage of sales was generated from regularly priced merchandise than from sale merchandise. Additionally, store occupancy costs as a percentage of sales improved 55 basis points for the quarter to 13.3% of sales as a result of leveraging relatively fixed rental costs over a higher sales base.

Selling, general and administrative expenses, including marketing, were 30.8% of sales for the first quarter of fiscal 2003, a 130 basis point decrease from last year's first quarter expenses of 32.1% of sales. In total dollars, expenses for the quarter increased $13.8 million to $118.3 million from $104.5 million for the same quarter last year. Expenses that normally increase proportionately with sales and number of stores, such as store payroll, equipment rental, supplies and marketing expenses, were $82.5 million, an increase of $9.5 million over the same quarter last year. These variable expenses were well controlled and declined nearly 100 basis points to 21.5% of sales. Store payroll including bonus increased $10.2 million, or 70 basis points as a percentage of sales, which was largely the result of an increase in store bonuses, which are awarded based on sales gains over the prior year. This increase in store payroll was more than offset by the reduction and leveraging of marketing and leveraging of equipment rental and supplies expenses. Marketing expense was $21.8 million, or 5.7% of sales during the first quarter of fiscal 2003, compared to $22.6 million, or 6.9% of sales for the same quarter last year when the new television campaign featuring Kirstie Alley was launched. Although the timing of the Company's marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for the year to be comparable to last year's levels as a percentage of sales at approximately 4.5% of sales. All other selling, general and administrative expenses increased $4.3 million over last year to $35.8 million for the first quarter, but declined approximately 35 basis points as a percentage of sales. Non-store bonuses, which are awarded based on Company profitability, increased $2.6 million and general liability and workers compensation insurance increased $1.5 million. All other non-variable expenses were leveraged as a percentage of sales during the quarter when compared to the same quarter last year.

Operating income increased 77.1% to $34.9 million for the first quarter of fiscal 2003 from $19.7 million for the first quarter of fiscal 2002. For the first three months of fiscal 2003, operating income was 9.1% of sales compared to 6.1% a year ago.

The Company's effective income tax rate for fiscal 2003 is estimated at 37%, consistent with fiscal 2002.

Net income for the first quarter of fiscal 2003 was $22.2 million, representing 5.8% of sales or $.23 per diluted share, compared to net income of $12.3 million, representing 3.8% of sales or $.13 per diluted share, for the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter of fiscal 2003 with $195.7 million of cash compared to $40.3 million a year ago. Net income, adjusted for non-cash and non-operating related items, was $36.8 million and served as the Company's primary source of operating cash for the three months ended June 1, 2002. Operating activities in the first quarter of fiscal 2003 used $10.6 million of cash versus providing $20.0 million during the same period last year. The change in cash flow was primarily the result of an increase of $28.0 million in inventories during the first three months of fiscal 2003 compared to a decline in inventory levels last year of $5.9 million in the comparable quarter. Inventory increased in the current year's first quarter as a result of 15 net new Pier 1 stores since the end of fiscal 2002 along with 93 net new Pier 1 stores from a year ago. The Company's ability to better manage its inventory levels resulted in comparable average inventory at the store level and a reduction at the distribution centers when compared to last year's inventory levels. The Company believes its current inventory levels are positioned to accommodate new store growth projections and comparable store gains projected for the second and third quarters of this fiscal year. The Company also used $10.1 million in operating cash for reductions in accounts payable and accrued liabilities primarily resulting from estimated tax payments made in the first quarter.

During the first three months of the fiscal year, the Company spent a net of $21.5 million in investing activities as shown on the consolidated statement of cash flows. Capital expenditures were $25.6 million and consisted primarily of land purchases for the replacement of one of the Company's current distribution centers and for the Company's future headquarters along with new and existing store development and investments in information systems. Through the first quarter of fiscal 2003, the Company's beneficial interest in securitized receivables decreased $3.7 million.

Financing activities for the first three months of fiscal 2003 used a net $7.8 million of the Company's cash resources. During the quarter, the Board of Directors authorized share repurchases of up to $150 million of the Company's common stock. This authorization replaced the previously authorized 2.8 million shares that were remaining for repurchase at the end of fiscal 2002. During the first quarter of fiscal 2003, the Company repurchased 581,500 shares of its common stock for $12.7 million including fees under this newly approved plan and as of July 2, 2002, the Company had repurchased an additional 290,000 shares for $6.2 million including fees leaving $131.1 million remaining authorized for repurchase. Dividend payments totaled $4.7 million for the first quarter, and other financing activities, primarily the exercise of stock options, provided cash of $9.6 million.

At the end of the first quarter, the Company's minimum operating lease commitments remaining for fiscal 2003 were $125.6 million. The present value of total existing minimum operating lease commitments discounted at 10% was $757.6 million at the end of the first quarter of fiscal 2003.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires November 2003, all of which was available at the end of the first quarter of fiscal 2003. Additionally, the Company has other long-term and short-term bank facilities used principally for the issuance of letters of credit totaling $153.8 million, of which $34.7 million was available at June 1, 2002. The Company's current ratio was 3.1 to 1 at the end of the first quarter of fiscal 2003 compared to 2.9 to 1 at the end of fiscal year 2002.

In June 2002, the Company declared a cash dividend of $.05 per share payable on August 21, 2002 to shareholders of record on August 7, 2002. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company's business.

Management believes the funds provided from operations, available lines of credit and sales of the Company's proprietary credit card receivables will be sufficient to meet the Company's expected cash requirements for the next fiscal year.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, terrorist attacks and other acts of war, labor strikes, weather conditions that may affect sales, the general strength of the economy and levels of consumer spending, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to ship and deliver items from foreign countries to its U.S. distribution centers at reasonable rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 2, 2002, as filed with the Securities and Exchange Commission.

IMPACT OF INFLATION

Inflation has not had a significant impact on the operations of the Company.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 27, 2002 for the purpose of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders, to vote on the proposed amendment to the Company's 1999 Stock Plan, and to consider and vote upon the adoption of the Company's Senior Management Bonus Plan as amended. The result of the election follows:

Director Election:


       Director                            For                         Withheld
------------------------           ------------------            ------------------
Marvin J. Girouard                         84,079,689                       570,005
James M. Hoak, Jr.                         83,324,677                     1,325,017
Tom M. Thomas                              84,088,122                       561,572
John H. Burgoyne                           84,094,680                       555,014
Michael R. Ferrari                         83,327,448                     1,322,246
James D. Carreker                          82,864,880                     1,784,814
Karen W. Katz                              84,088,555                       561,139


Proposed amendment to the Pier 1 Imports, Inc. 1999 Stock Plan:


          For                           Against                        Abstain
------------------------           -------------------            ------------------
      79,865,310                       3,555,033                      1,229,351

Proposed adoption of Pier 1 Imports, Inc. Senior Management Bonus Plan:


          For                           Against                        Abstain
------------------------           -------------------            ------------------
      79,637,985                       3,811,362                      1,200,347


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


                          PIER 1 IMPORTS, INC. (Registrant)


Date: July 11, 2002            By: /s/ Marvin J. Girouard
                                   ---------------------------------------------
                                   Marvin J. Girouard, Chairman of the Board
                                   and Chief Executive Officer



Date: July 11, 2002            By: /s/ Charles H. Turner
                                   ---------------------------------------------
                                   Charles H. Turner, Executive Vice President,
                                   Chief Financial Officer and Treasurer



Date: July 11, 2002            By: /s/ Susan E. Barley
                                   ---------------------------------------------
                                   Susan E. Barley, Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

10.13.1 Senior Management Bonus Plan as Amended April 5, 2002, incorporated herein by reference to Appendix B, page B-1, of the Company's Proxy Statement for the fiscal year ended March 2, 2002.

10.14.3         Second Amendment to Credit Agreement dated April 6, 2000.

10.14.4         Third Amendment to Credit Agreement dated April 24, 2002.

10.15.1 The 1999 Stock Plan as Amended April 5, 2002, incorporated herein by reference to Appendix A, page A-1, of the Company's
                Proxy Statement for the fiscal year ended March 2, 2002.