Form 10-Q
period 2002-08-31
PIER 1 IMPORTS INC/DE
filed 2002-10-11
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Shares outstanding as of October 9, 2002
----------------------------------            ----------------------------------------
 Common Stock, $1.00 par value                              92,584,447

                                     PART I

Item 1. Financial Statements.


                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                        Aug. 31,         Sept. 1,        Aug. 31,         Sept. 1,
                                                          2002             2001            2002             2001
                                                     -------------    -------------    -------------    -------------
Net sales                                            $     410,902    $     357,248    $     795,331    $     682,635

Operating costs and expenses:
   Cost of sales (including buying and store
       occupancy costs)                                    245,973          219,709          466,409          410,182
   Selling, general and administrative expenses            118,612          105,134          236,945          209,631
   Depreciation and amortization                            11,329           10,391           22,060           21,087
                                                     -------------    -------------    -------------    -------------
                                                           375,914          335,234          725,414          640,900
                                                     -------------    -------------    -------------    -------------

          Operating income                                  34,988           22,014           69,917           41,735

Nonoperating (income) and expenses:
   Interest and investment income                             (699)            (355)          (1,536)            (826)
   Interest expense                                            645              448            1,203            1,056
                                                     -------------    -------------    -------------    -------------
                                                               (54)              93             (333)             230
                                                     -------------    -------------    -------------    -------------

          Income before income taxes                        35,042           21,921           70,250           41,505

Provision for income taxes                                  12,969            8,119           25,996           15,358
                                                     -------------    -------------    -------------    -------------

Net income                                           $      22,073    $      13,802    $      44,254    $      26,147
                                                     =============    =============    =============    =============

Earnings per share:
       Basic                                         $         .24    $         .15    $         .47    $         .27
                                                     =============    =============    =============    =============

       Diluted                                       $         .23    $         .14    $         .46    $         .27
                                                     =============    =============    =============    =============

Dividends declared per share:                        $         .05    $         .04    $         .10    $         .08
                                                     =============    =============    =============    =============

Average shares outstanding during period:
       Basic                                                93,032           95,074           93,370           95,450
                                                     =============    =============    =============    =============

       Diluted                                              95,471           96,343           96,042           96,839
                                                     =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)


                                                                 August 31,        March 2,       September 1,
                                                                   2002             2002             2001
                                                               -------------    -------------    -------------
                                                                (unaudited)                       (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $137,919,
      $213,488 and $47,620, respectively                       $     149,513    $     235,609    $      64,363
   Beneficial interest in securitized receivables                     40,831           44,620           89,059
   Other accounts receivable, net                                     12,494            6,205            6,260
   Inventories                                                       357,252          275,433          300,731
   Prepaid expenses and other current assets                          40,482           43,286           35,719
                                                               -------------    -------------    -------------
        Total current assets                                         600,572          605,153          496,132

Properties, net                                                      233,497          209,954          211,303
Other noncurrent assets                                               47,144           47,565           48,144
                                                               -------------    -------------    -------------
                                                               $     881,213    $     862,672    $     755,579
                                                               =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                           $         388    $         356    $          --
   Accounts payable and accrued liabilities                          210,590          208,040          153,531
                                                               -------------    -------------    -------------
        Total current liabilities                                    210,978          208,396          153,531

Long-term debt                                                        25,000           25,356           25,000
Other noncurrent liabilities                                          47,073           43,264           38,841

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
      authorized, 100,779,000 issued                                 100,779          100,779          100,779
   Paid-in capital                                                   144,052          140,190          139,878
   Retained earnings                                                 464,808          429,910          363,295
   Cumulative other comprehensive income                              (2,797)          (4,702)          (3,517)
   Less -- 8,426,000, 7,362,000 and 5,660,000
      common shares in treasury, at cost, respectively              (108,680)         (80,521)         (62,194)
   Less -- unearned compensation                                          --               --              (34)
                                                               -------------    -------------    -------------
                                                                     598,162          585,656          538,207
                                                               -------------    -------------    -------------
                                                               $     881,213    $     862,672    $     755,579
                                                               =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                           August 31,      September 1,
                                                                             2002             2001
                                                                         -------------    -------------
Cash flow from operating activities:
      Net income                                                         $      44,254    $      26,147
      Adjustments to reconcile to net cash (used in) provided
         by operating activities:
             Depreciation and amortization                                      22,060           21,087
             Loss on disposal of fixed assets                                    1,176              995
             Deferred compensation                                               2,440            2,583
             Other                                                               4,940            1,862
      Changes in cash from:
          Inventories                                                          (81,819)           9,534
          Other accounts receivable and other current assets                    (6,126)            (561)
          Accounts payable and accrued expenses                                  8,940           11,610
          Other noncurrent assets                                                 (542)            (785)
          Other noncurrent liabilities                                            (500)             644
                                                                         -------------    -------------
                Net cash (used in) provided by operating activities             (5,177)          73,116
                                                                         -------------    -------------

Cash flow from investing activities:
      Capital expenditures                                                     (46,598)         (29,165)
      Proceeds from disposition of properties                                      629            7,608
      Beneficial interest in securitized receivables                             3,789          (13,656)
                                                                         -------------    -------------
                Net cash used in investing activities                          (42,180)         (35,213)
                                                                         -------------    -------------

Cash flow from financing activities:
      Cash dividends                                                            (9,356)          (7,661)
      Purchases of treasury stock                                              (40,161)         (15,912)
      Proceeds from stock options exercised and
         stock purchase plan and other, net                                     11,142            3,192
      Repayments of long-term debt                                                (364)              --
                                                                         -------------    -------------
                Net cash used in financing activities                          (38,739)         (20,381)
                                                                         -------------    -------------

Change in cash and cash equivalents                                            (86,096)          17,522
Cash and cash equivalents at beginning of period                               235,609           46,841
                                                                         -------------    -------------
Cash and cash equivalents at end of period                               $     149,513    $      64,363
                                                                         =============    =============




The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002
                     (in thousands except per share amounts)
                                   (unaudited)


                                                                                           Cumulative
                                          Common Stock                                       Other                         Total
                                   -------------------------     Paid-in      Retained    Comprehensive    Treasury    Shareholders'
                                      Shares       Amount        Capital      Earnings       Income         Stock          Equity
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance March 2, 2002                   93,389   $   100,779   $   140,190   $   429,910   $    (4,702)  $   (80,521)   $   585,656

Comprehensive income:

    Net income                              --            --            --        44,254            --            --         44,254

    Other comprehensive
       income, net of tax:
       Currency translation
          adjustments                       --            --            --            --         1,905            --          1,905
                                                                                                                        -----------

Comprehensive income                                                                                                         46,159
                                                                                                                        -----------

Purchases of treasury stock             (2,134)           --            --            --            --       (40,161)       (40,161)

Exercise of stock options, stock
    purchase plan and other              1,049            --         3,862            --            --        12,002         15,864

Cash dividends, declared or paid
    ($.10 per share)                        --            --            --        (9,356)           --            --         (9,356)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance August 31, 2002                 92,304   $   100,779   $   144,052   $   464,808   $    (2,797)  $  (108,680)   $   598,162
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2002
                              AND SEPTEMBER 1, 2001
                                   (unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 2, 2002. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 31, 2002, and the results of operations and cash flows for the three and six months ended August 31, 2002 and September 1, 2001 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 31, 2002 and September 1, 2001 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of cash flows for the six months ended September 1, 2001 has been modified to conform to the August 31, 2002 method of presentation.

NOTE 1 - EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding. Earnings per share for the three and six months ended August 31, 2002 and September 1, 2001 are calculated as follows (in thousands except per share amounts):

                                                         Three Months Ended         Six Months Ended
                                                       Aug. 31,      Sept. 1,     Aug. 31,       Sept. 1,
                                                        2002          2001          2002           2001
                                                     -----------   -----------   -----------   -----------
Net income (Basic and Diluted)                       $    22,073   $    13,802   $    44,254   $    26,147
                                                     ===========   ===========   ===========   ===========

Average shares outstanding during period:
     Basic                                                93,032        95,074        93,370        95,450
         Plus assumed exercise of stock options            2,439         1,269         2,672         1,389
                                                     -----------   -----------   -----------   -----------
     Diluted                                              95,471        96,343        96,042        96,839
                                                     ===========   ===========   ===========   ===========

Earnings per share:
     Basic                                           $       .24   $       .15   $       .47   $       .27
                                                     ===========   ===========   ===========   ===========

     Diluted                                         $       .23   $       .14   $       .46   $       .27
                                                     ===========   ===========   ===========   ===========


NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six months ended August 31, 2002 and September 1, 2001 are as follows (in thousands):

                                                      Three Months Ended                  Six Months Ended
                                                   Aug. 31,        Sept. 1,           Aug. 31,        Sept. 1,
                                                     2002            2001               2002            2001
                                                  ------------    ------------      -------------   -------------
Net income                                           $ 22,073        $ 13,802           $ 44,254        $ 26,147
Currency translation adjustments                          686             329              1,905            (402)
                                                  ------------    ------------      -------------   -------------

     Comprehensive income                            $ 22,759        $ 14,131           $ 46,159        $ 25,745
                                                  ============    ============      =============   =============

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARDS

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. The Company completed the initial impairment test and concluded that goodwill was not impaired as of August 31, 2002. The adoption of SFAS No. 142 during the first quarter of fiscal 2003 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows. The impact of the non-amortization provisions of SFAS No. 142, if applied at the beginning of fiscal year 2002, would have resulted in second quarter net income of $13,865,000 versus reported net income of $13,802,000 and year-to-date net income of $26,254,000 versus reported net income of $26,147,000. Basic and diluted earnings per share would have remained at $0.15 and $0.14, respectively, for the second quarter and $0.27 for both basic and diluted earnings per share for the year-to-date period.

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

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company, through certain subsidiaries, operates stores in North America under the names "Pier 1 Imports" and "Cargokids!" ("Cargokids"). In the United Kingdom, retail locations operate under the name "The Pier." The Company has over 1,000 retail locations in 48 states, Canada, Puerto Rico, the United Kingdom and Mexico with merchandise directly imported from over 40 countries around the world.

RESULTS OF OPERATIONS

Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

                                     Three Months Ended                  Six Months Ended
                               August 31,        September 1,     August 31,        September 1,
                                 2002               2001             2002              2001
                            ---------------   ---------------   ---------------   ---------------
Pier 1 Imports stores       $       393,679   $       341,043   $       763,243   $       651,923
The Pier                             10,805             8,929            19,800            17,441
Cargokids stores                      2,795             2,735             5,549             4,952
Internet                              1,459               755             2,368             1,282
Other (1)                             2,164             3,786             4,371             7,037
                            ---------------   ---------------   ---------------   ---------------

     Net Sales              $       410,902   $       357,248   $       795,331   $       682,635
                            ===============   ===============   ===============   ===============

(1) Other sales consisted of wholesale sales and royalties received from franchise stores, international joint ventures in Mexico and Puerto Rico, and Cargokids' contract sales. Amounts from the prior fiscal year also included sales to the Company's franchise stores in Japan and Cargokids' dealer sales.

The Company recorded net sales of $410.9 million for the second quarter of fiscal 2003, an increase of 15.0% over last year's second quarter net sales of $357.2 million. Same-store sales for the second quarter of fiscal 2003 increased 5.8% over last year's comparable period. Net sales for the first six months of fiscal 2003 improved 16.5% to $795.3 million from $682.6 million for the comparable period a year ago. Same-store sales for the first half of fiscal 2003 increased 7.4% over last year's comparable period. Successful integrated marketing initiatives and favorable customer response to the Company's value pricing strategy and to the new merchandise that arrived in stores in late July and throughout August contributed to the positive sales gains. The Company has continued to experience increased customer traffic and average ticket for the first half of fiscal 2003.

In addition, the increase in net sales was also attributable to the net increase of 103 new North American Pier 1 stores at the end of the second quarter of fiscal 2003 compared to the end of the comparable period last fiscal year. Increases in North American Pier 1 stores sales were partially offset by a reduction in sales due to the Company's discontinued operations in Japan, the termination of one franchise store agreement, and lower contract sales at Cargokids as management shifted its focus to concentrate on retail sales. The North

American Pier 1 store count totaled 949 at the end of the second quarter compared to 846 stores a year ago. During the second quarter, the Company opened 30 and closed six North American Pier 1 stores and closed one Cargokids store, which resulted in an increase of 3% in total retail square footage during the quarter and an increase of 13% over the same quarter last year. During the first half of fiscal 2003, the Company opened 55 and closed 16 North American Pier 1 stores and closed one Cargokids store, which resulted in an increase of 5% in total retail square footage from the beginning of fiscal 2003. Including Cargokids locations, the worldwide store count across North America, Puerto Rico, the United Kingdom and Mexico totaled 1,012 as of August 31, 2002.

A summary reconciliation of the Company's stores open at the beginning of fiscal 2003 to the number open at the end of the second quarter follows (openings and closings include relocated stores):

                                   Pier 1 North
                                     American      International (1)    Cargokids             Total
                                 ---------------   ----------------   ---------------    ---------------
Open at March 2, 2002                        910                 46                18                974
     Openings                                 55                 --                --                 55
     Closings                                (16)                --                (1)               (17)
                                 ---------------    ---------------   ---------------    ---------------
Open at August 31, 2002                      949                 46                17              1,012
                                 ===============    ===============   ===============    ===============

(1) International stores were located in Puerto Rico, the United Kingdom and Mexico.

Net sales on the Company's proprietary credit card during the second quarter totaled $107.4 million, an increase of 3.9% over proprietary credit card sales of $103.4 million for the same period last fiscal year. Proprietary credit card sales totaled $208.3 million for the first six months of fiscal 2003, an increase of 4.4% over the same period last year. Second quarter proprietary credit card sales comprised 28.4% versus 31.4% of total sales in the same period last fiscal year, while year-to-date proprietary credit card sales accounted for 28.3% of total U.S. store sales versus 31.7% of sales in the year earlier period. The Company continues to increase overall sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased over 160 basis points to 40.1% for the second quarter of fiscal 2003 and increased 140 basis points to 41.4% for the first six months of fiscal 2003. As a percentage of sales, merchandise margins increased 160 basis points for the second quarter and 110 basis points for the six-month period ended August 31, 2002 from the comparable periods a year ago. Merchandise margin increases were primarily the result of lower promotional and clearance activity during the first and second quarters of fiscal 2003, as well as slightly higher margin rates before discounts as a result of lower prices charged by vendors. Store occupancy costs for the second quarter, as a percentage of sales, were 13.3%, an improvement of nearly 10 basis points compared to the year ago quarter. Year-to-date, store occupancy costs improved 30 basis points compared to the same period last year. Store occupancy improvements resulted from leveraging relatively fixed rental costs over a higher sales base.

Selling, general and administrative expenses for the second quarter of fiscal 2003 were $118.6 million, an increase of $13.5 million over the same quarter last year, but a decline of 50 basis points as a percentage of sales, to 28.9% this year from 29.4% last year. Year-to-date selling, general and administrative expenses increased $27.3 million. As a percentage of sales, when compared to the same period last year, year-to-date selling, general and administrative expenses declined 90 basis points. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $6.8 million and $16.3 million for the quarter and year-to-date periods, respectively. As a percentage of sales, these variable expenses declined 100 basis points for the second quarter and 90 basis points year-to-date. Store payroll including bonus continues to be well controlled, increasing $6.8 million but remaining flat as a percentage of sales for the quarter. For the first half of fiscal 2003, store payroll including bonus increased $17.1 million or 40 basis points as a percentage of sales, which was largely the result of an increase in store bonuses, awarded based on sales gains over the prior year. Marketing expenses increased $1.1 million and $0.3 million for the quarter and year-to-date periods, respectively, but declined 30 basis points to 4.2% of sales for the quarter and to 4.9% of sales year-to-date, a decline of 80 basis points. Marketing expenses for fiscal 2003 are expected to approximate 4.5% of sales, which is consistent with fiscal 2002. Primarily as a result of implementation of a redesigned program for bags and boxes used in the stores, store supplies and equipment expenses during the second quarter and first half of fiscal 2003 declined $1.1 million, a decline of 70 basis points for the quarter and 50 basis points for the first six months. The Company expects these savings in bags and boxes to continue through the remainder of the year. Headquarters payroll increased $1.2 million for the quarter, and declined 20 basis points as a percentage of sales when compared to the second quarter last year. Headquarters payroll increased $3.2 million and decreased 10 basis points as a percentage of sales for the first six months of fiscal 2003. Headquarters bonus accruals increased $3.6 million or 90 basis points for the quarter and $5.3 million or 60 basis points year-to-date as a result of better profit results for the first half of fiscal 2003 compared to the same period a year ago. All other selling, general and administrative expenses increased $1.9 million for the quarter, a decline of 20 basis points as a percentage of sales. For the six-month period, all other selling, general and administrative increased $2.5 million and decreased 50 basis points as a percentage of sales, when compared to the same period last year.

Operating income increased 58.9% to $35.0 million for the second quarter of fiscal 2003 from $22.0 million for the second quarter of fiscal 2002. For the first six months of fiscal 2003, operating income increased 67.5% to $69.9 million from $41.7 million for the same period last year. As a percentage of sales, operating income for the second quarter increased to 8.5% from 6.2% for the same period a year ago. Year-to-date, operating income increased to 8.8% of sales versus 6.1% of sales for the comparable period last year.

The Company's effective income tax rate for fiscal 2003 is estimated at 37%, consistent with fiscal 2002.

Net income for the second quarter of fiscal 2003 was $22.1 million, or $.23 per diluted share, compared to net income of $13.8 million, or $.14 per diluted share, for the second quarter of fiscal 2002. Net income for the first six months of fiscal 2003 was $44.3 million, or $.46 per diluted share, compared to net income of $26.1 million, or $.27 per diluted share, for the first six months of fiscal 2002. Net income for the quarter and year-to-date periods increased 59.9% and 69.3%, respectively, compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter of fiscal 2003 with $149.5 million in cash and temporary investments compared to $64.4 million a year ago. Net income, adjusted for non-cash and non-operating related items, was $74.9 million and served as the Company's primary source of operating cash flows for the six months ended August 31, 2002. Operating activities in the first half of fiscal 2003 used $5.2 million of cash versus providing $73.1 million during the same period last year. The change in cash flow was primarily the result of an increase of $81.8 million in inventories during the first six months of fiscal 2003 compared to a decline in inventory levels last year of $9.5 million in the comparable period. Inventory increases in the current year were concentrated in the distribution centers and resulted from a plan to ensure adequate supply for the planned openings of 65 new stores during the remainder of fiscal 2003 and to support promotions planned for the next few months. Inventory growth also resulted from the addition of 39 net new Pier 1 stores since the end of fiscal 2002, along with 103 net new Pier 1 stores from last year's second quarter-end. Average inventory physically in stores remained consistent with last year's second quarter balance at just over $200,000 per store. The Company believes that its current levels of inventory are well positioned for the planned store openings for the remainder of fiscal 2003 and upcoming marketing initiatives. All other operating activities provided cash of $1.8 million.

During the first half of fiscal 2003, the Company spent a net $42.2 million in investing activities. Capital expenditures were $46.6 million and consisted primarily of the land purchase and beginning construction costs for both the replacement of one of the Company's current distribution centers and for the Company's future headquarters along with new and existing store development and investments in information systems. Through the first half of fiscal 2003, the Company's beneficial interest in securitized receivables decreased $3.8 million as a result of a decline in the total receivables portfolio from $140.7 million at fiscal 2002 year-end to $136.9 million at the end of the second quarter of fiscal 2003. These proprietary credit card receivables have declined due to a decrease in the proprietary credit card usage as a percentage of sales and improved customer payment rates. The Company has continued to have $100 million of these receivables securitized at both fiscal 2002 year-end and the end of the second quarter of fiscal 2003. Therefore, the decline in the receivables balance resulted in a reduction in the beneficial interest.

Financing activities for the first six months of fiscal 2003 used a net $38.7 million of the Company's cash resources. Year-to-date, the Company repurchased 2,134,000 shares of its common stock for $40.2 million, leaving $109.8 million remaining authorized for repurchase under the stock buyback program approved by the Board of Directors during the first quarter of fiscal 2003. Dividend payments totaled $9.4 million for the first half of fiscal 2003, and other financing activities, primarily the exercise of stock options, provided cash of $11.1 million.

The Company's minimum operating lease commitments remaining for fiscal 2003 were $87.5 million. The present value of total existing minimum operating lease commitments discounted at 10% was $759.7 million at the fiscal 2003 second quarter-end.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires November 2003, all of which was available at the end of the second quarter of fiscal 2003. The Company also has other long-term and short-term bank facilities used principally for the issuance of letters of credit totaling $153.8 million, of which $50.1 million was available at August 31, 2002. The Company's current ratio was 2.8 to 1 at the end of the second quarter of fiscal 2003 and 2.9 to 1 at the end of fiscal year 2002.

On September 26, 2002, the Company declared a cash dividend of $.05 per share payable on November 20, 2002 to shareholders of record on November 6, 2002. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company's business.

Management believes the funds provided from operations, available lines of credit and sales of the Company's proprietary credit card receivables will be sufficient to meet the Company's expected cash requirements for the next fiscal year.

OTHER EVENTS AND UNCERTAINTIES

On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union, effectively bringing port operations to a halt. On October 8, 2002, a federal court issued a restraining order effective until October 16, 2002 ending the lockout. The court is expected to impose an 80-day cooling off period at that time as required by the Taft Hartley Act. The Company has assessed the probable impact of the temporary loss of use of these ports and has determined that any negative effects on its results of operations will not be material. Although port operations may not return to normal for several weeks, the Company expects no significant adverse effects on its current operations since almost all seasonal merchandise purchased for the Company's holiday selling season has already been received into its stores and distribution centers, as has other merchandise in sufficient quantities to support promotional events and regular sales through the third quarter and into the fourth quarter.

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

                                     PART I

Item 4. Controls and Procedures.

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President, Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  See Exhibit Index.


         (b)      Reports on Form 8-K

                  On October 11, 2002, the Company filed a Current Report on Form 8-K, in compliance with Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PIER 1 IMPORTS, INC. (Registrant)


Date:  October 11, 2002        By: /s/ Marvin J. Girouard
     --------------------          ---------------------------------------------
                                   Marvin J. Girouard, Chairman of the Board
                                   and Chief Executive Officer



Date:  October 11, 2002        By: /s/ Charles H. Turner
     --------------------          ---------------------------------------------
                                   Charles H. Turner, Executive Vice President,
                                   Chief Financial Officer and Treasurer



Date:  October 11, 2002        By: /s/ Susan E. Barley
     --------------------          ---------------------------------------------
                                   Susan E. Barley, Principal Accounting Officer



                                 CERTIFICATIONS



I, Marvin J. Girouard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pier 1 Imports, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 10, 2002            By: /s/ Marvin J. Girouard
     --------------------             ------------------------------------------
                                      Marvin J. Girouard, Chairman of the Board
                                      and Chief Executive Officer


I, Charles H. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pier 1 Imports, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 10, 2002          By: /s/ Charles H. Turner
     -------------------            --------------------------------------------
                                    Charles H. Turner, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------
99.1              Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.