Form 10-Q
period 2002-11-30
PIER 1 IMPORTS INC/DE
filed 2003-01-10
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number 1-7832

                              PIER 1 IMPORTS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           75-1729843
---------------------------------                     --------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

             301 Commerce Street, Suite 600, Fort Worth, Texas 76102
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (817) 252-8000
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares outstanding as of January 7, 2003
 -------------------------------        ----------------------------------------
  Common Stock, $1.00 par value                        92,835,741

                                     PART I

Item 1. Financial Statements.


                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                           Three Months Ended                Nine Months Ended
                                                        Nov. 30,         Dec. 1,          Nov. 30,         Dec. 1,
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
Net sales                                             $    438,501     $    387,360     $  1,233,832     $  1,069,995

Operating costs and expenses:
   Cost of sales (including buying and store
       occupancy costs)                                    246,741          221,952          713,150          632,134
   Selling, general and administrative expenses            130,156          115,043          367,101          324,674
   Depreciation and amortization                            12,305           10,695           34,365           31,782
                                                      ------------     ------------     ------------     ------------
                                                           389,202          347,690        1,114,616          988,590
                                                      ------------     ------------     ------------     ------------

          Operating income                                  49,299           39,670          119,216           81,405

Nonoperating (income) and expenses:
   Interest and investment income                             (627)            (659)          (2,163)          (1,485)
   Interest expense                                            566              571            1,769            1,627
                                                      ------------     ------------     ------------     ------------
                                                               (61)             (88)            (394)             142
                                                      ------------     ------------     ------------     ------------

          Income before income taxes                        49,360           39,758          119,610           81,263

Provision for income taxes                                  18,260           14,712           44,256           30,070
                                                      ------------     ------------     ------------     ------------

Net income                                            $     31,100     $     25,046     $     75,354     $     51,193
                                                      ============     ============     ============     ============

Earnings per share:
       Basic                                          $        .34     $        .27     $        .81     $        .54
                                                      ============     ============     ============     ============

       Diluted                                        $        .33     $        .26     $        .79     $        .53
                                                      ============     ============     ============     ============

Dividends declared per share:                         $        .05     $        .04     $        .15     $        .12
                                                      ============     ============     ============     ============

Average shares outstanding during period:
       Basic                                                92,536           93,421           93,092           94,774
                                                      ============     ============     ============     ============

       Diluted                                              94,810           94,976           95,631           96,218
                                                      ============     ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)



                                                                                    November 30,       March 2,        December 1,
                                                                                       2002              2002             2001
                                                                                    ------------     ------------     ------------
                                                                                    (unaudited)                        (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $133,902,
      $213,488 and $98,992, respectively                                            $    150,716     $    235,609     $    124,978
   Beneficial interest in securitized receivables                                         49,662           44,620           48,606
   Other accounts receivable, net                                                         20,494            6,205            8,594
   Inventories                                                                           382,180          275,433          302,781
   Prepaid expenses and other current assets                                              41,616           43,286           34,122
                                                                                    ------------     ------------     ------------
        Total current assets                                                             644,668          605,153          519,081

Properties, net                                                                          246,786          209,954          213,736
Other noncurrent assets                                                                   46,727           47,565           48,886
                                                                                    ------------     ------------     ------------
                                                                                    $    938,181     $    862,672     $    781,703
                                                                                    ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                $        390     $        356     $        356
   Accounts payable and accrued liabilities                                              232,861          208,040          172,670
                                                                                    ------------     ------------     ------------
        Total current liabilities                                                        233,251          208,396          173,026

Long-term debt                                                                            25,000           25,356           25,356
Other noncurrent liabilities                                                              48,941           43,264           41,563

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
      authorized, 100,779,000 issued                                                     100,779          100,779          100,779
   Paid-in capital                                                                       143,977          140,190          139,362
   Retained earnings                                                                     491,269          429,910          384,614
   Cumulative other comprehensive income                                                  (2,380)          (4,702)          (4,077)
   Less -- 7,959,000, 7,362,000 and 7,577,000
      common shares in treasury, at cost, respectively                                  (102,656)         (80,521)         (78,912)
   Less -- unearned compensation                                                              --               --               (8)
                                                                                    ------------     ------------     ------------
                                                                                         630,989          585,656          541,758
                                                                                    ------------     ------------     ------------
                                                                                    $    938,181     $    862,672     $    781,703
                                                                                    ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Nine Months Ended
                                                                           November 30,     December 1,
                                                                              2002             2001
                                                                          ------------     ------------

Cash flow from operating activities:
      Net income                                                          $     75,354     $     51,193
      Adjustments to reconcile to net cash provided by
         operating activities:
             Depreciation and amortization                                      34,365           31,782
             Loss on disposal of fixed assets                                    2,223            2,337
             Deferred compensation                                               3,410            3,529
             Other                                                               8,076            3,070
      Changes in cash from:
          Inventories                                                         (106,747)           7,456
          Other accounts receivable and other current assets                   (17,912)          (3,002)
          Accounts payable and accrued expenses                                 33,975           30,818
          Other noncurrent assets                                                 (405)          (2,823)
          Other noncurrent liabilities                                            (500)           2,276
                                                                          ------------     ------------
                Net cash provided by operating activities                       31,839          126,636
                                                                          ------------     ------------

Cash flow from investing activities:
      Capital expenditures                                                     (73,062)         (47,209)
      Proceeds from disposition of properties                                      667           12,482
      Beneficial interest in securitized receivables                            (5,042)          26,797
                                                                          ------------     ------------
                Net cash used in investing activities                          (77,437)          (7,930)
                                                                          ------------     ------------

Cash flow from financing activities:
      Cash dividends                                                           (13,995)         (11,388)
      Purchases of treasury stock                                              (40,161)         (34,639)
      Proceeds from stock options exercised,
         stock purchase plan and other, net                                     15,225            4,746
      Repayments of long-term debt                                                (364)              --
      Borrowings under long-term debt                                               --              712
                                                                          ------------     ------------
                Net cash used in financing activities                          (39,295)         (40,569)
                                                                          ------------     ------------

Change in cash and cash equivalents                                            (84,893)          78,137
Cash and cash equivalents at beginning of period                               235,609           46,841
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $    150,716     $    124,978
                                                                          ============     ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                            Cumulative
                                                   Common Stock                               Other                     Total
                                               ---------------------   Paid-in   Retained  Comprehensive  Treasury  Shareholders'
                                                 Shares      Amount    Capital   Earnings     Income       Stock        Equity
                                               ---------   ---------  ---------  --------- ------------- ---------  -------------
Balance March 2, 2002                             93,389   $ 100,779  $ 140,190  $ 429,910   $  (4,702)  $ (80,521)  $ 585,656

Comprehensive income:

      Net income                                      --          --         --     75,354          --          --      75,354

      Other comprehensive income, net of tax:
          Currency translation
             adjustments                              --          --         --         --       2,322          --       2,322
                                                                                                                     ---------

Comprehensive income                                                                                                    77,676
                                                                                                                     ---------

Purchases of treasury shares                      (2,134)         --         --         --          --     (40,161)    (40,161)

Exercise of stock options, stock
      purchase plan and other                      1,516          --      3,787         --          --      18,026      21,813

Cash dividends, declared or paid
      ($.15 per share)                                --          --         --    (13,995)         --          --     (13,995)
                                               ---------   ---------  ---------  ---------   ---------   ---------   ---------

Balance November 30, 2002                         92,771   $ 100,779  $ 143,977  $ 491,269   $  (2,380)  $(102,656)  $ 630,989
                                               =========   =========  =========  =========   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2002
                              AND DECEMBER 1, 2001
                                   (unaudited)


The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 2, 2002. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 30, 2002, and the results of operations and cash flows for the three and nine months ended November 30, 2002 and December 1, 2001 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 30, 2002 and December 1, 2001 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the statement of cash flows for the nine months ended December 1, 2001 has been modified to conform to the November 30, 2002 method of presentation.

NOTE 1 - EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of November 30, 2002 and December 1, 2001, there were stock options outstanding of 2,779,500 and 477,300, respectively, with exercise prices greater than the average market price of the Company's common shares. Earnings per share for the three and nine months ended November 30, 2002 and December 1, 2001 were calculated as follows (in thousands except per share amounts):


                                                                 Three Months Ended         Nine Months Ended
                                                                Nov. 30,      Dec. 1,     Nov. 30,      Dec. 1,
                                                                  2002         2001        2002          2001
                                                               ----------   ----------   ----------   ----------
Net income (Basic and Diluted)                                 $   31,100   $   25,046   $   75,354   $   51,193
                                                               ==========   ==========   ==========   ==========

Average shares outstanding during period:
         Basic                                                     92,536       93,421       93,092       94,774
                 Plus assumed exercise of stock options             2,274        1,555        2,539        1,444
                                                               ----------   ----------   ----------   ----------
         Diluted                                                   94,810       94,976       95,631       96,218
                                                               ==========   ==========   ==========   ==========

Earnings per share:
         Basic                                                 $      .34   $      .27   $      .81   $      .54
                                                               ==========   ==========   ==========   ==========

         Diluted                                               $      .33   $      .26   $      .79   $      .53
                                                               ==========   ==========   ==========   ==========


NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine months ended November 30, 2002 and December 1, 2001 are as follows (in thousands):

                                       Three Months Ended          Nine Months Ended
                                      Nov. 30,      Dec. 1,      Nov. 30,     Dec. 1,
                                        2002         2001          2002         2001
                                     ----------   ----------    ----------   ----------
Net income                           $   31,100   $   25,046    $   75,354   $   51,193
Currency translation adjustments            417         (560)        2,322         (962)
                                     ----------   ----------    ----------   ----------

        Comprehensive income         $   31,517   $   24,486    $   77,676   $   50,231
                                     ==========   ==========    ==========   ==========


NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARDS

In the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which superseded Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. The Company completed the initial impairment test and concluded that goodwill was not impaired as of August 31, 2002. The adoption of SFAS No. 142 during the first quarter of fiscal 2003 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows. The impact of the non-amortization provisions of SFAS No. 142, if applied at the beginning of fiscal year 2002, would have resulted in third quarter net income of $25,135,000 versus reported net income of $25,046,000 and year-to-date net income of $51,389,000 versus reported net income of $51,193,000. Basic and diluted earnings per share would have remained at $0.27 and $0.26, respectively, for the third quarter and $0.54 and $0.53, respectively, for the year-to-date period.

In the first quarter of fiscal 2003, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 with additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of, other than by sale, be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," regarding the disposal of a segment of a business and extends the reporting of a discontinued operation to a "component of an entity" and requires the operating losses thereon to be recognized in the period in which they occur. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company, through certain subsidiaries, operates stores in the United States and Canada under the names "Pier 1 Imports" and "Cargokids!" ("Cargokids"). In the United Kingdom, retail locations operate under the name "The Pier." The Company has over 1,000 retail locations in 50 states, Canada, Puerto Rico, the United Kingdom and Mexico with merchandise directly imported from over 40 countries around the world.

RESULTS OF OPERATIONS

Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):


                                Three Months Ended             Nine Months Ended
                            November 30,    December 1,   November 30,    December 1,
                                2002           2001           2002           2001
                            ------------   ------------   ------------   ------------
Pier 1 Imports stores       $    417,064   $    367,283   $  1,180,308   $  1,019,206
The Pier stores                   14,913         12,561         34,713         30,002
Cargokids stores                   3,142          3,401          8,690          8,353
Internet                           1,654            929          4,022          2,211
Other (1)                          1,728          3,186          6,099         10,223
                            ------------   ------------   ------------   ------------

        Net Sales           $    438,501   $    387,360   $  1,233,832   $  1,069,995
                            ============   ============   ============   ============

(1) Other sales consisted of wholesale sales and royalties received from franchise stores, international joint ventures in Mexico and Puerto Rico, and Cargokids' contract sales. Amounts from the prior fiscal year also included sales to the Company's franchise stores in Japan and Cargokids' dealer sales.

Net sales for the third quarter of fiscal 2003 ended November 30, 2002 were $438.5 million, up 13.2% from last year's net sales of $387.4 million. Year-to-date sales grew 15.3% to $1,233.8 million from $1,070.0 million a year ago. Same-store sales for the quarter grew 4.6% and year-to-date same-store sales were up 6.4% over last year. The Company's value-oriented merchandise and integrated marketing efforts focusing on the customer resulted in increased traffic and transaction counts and contributed to this sales growth. In addition, sales increases were the result of a net increase of 83 stores at the end of the third quarter of fiscal 2003 compared to the end of the same period last fiscal year. Increases in retail sales were slightly offset by a reduction in sales as the result of the Company's cessation of sales to its venture partner in Japan and lower contract sales at Cargokids as management shifted its focus to concentrate on retail sales.

During the quarter, the Company continued to execute its store expansion plan by opening 35 and closing four Pier 1 stores and opening two Cargokids stores and two "store-within-a-store" concepts at The Pier, which resulted in an overall increase of 3.7% in total retail square footage during the quarter and an increase of 9.9% over the same quarter last year. During the first nine months of fiscal 2003, the Company opened 90 and closed

20 North American Pier 1 stores, opened four and closed one Cargokids stores, and opened two "store-within-a-store" concepts at The Pier, which resulted in an increase of 8.4% in total retail square footage from the beginning of fiscal 2003. The North American Pier 1 store count totaled 980 at the end of the third quarter compared to 899 stores a year ago. Including Cargokids and all other worldwide locations, the Company's store count totaled 1,049 at the end of the third quarter of fiscal 2003.

A summary reconciliation of the Company's stores open at the beginning of fiscal 2003 to the number open at the end of the third quarter follows (openings and closings include relocated stores):


                                 Pier 1 North
                                   American      International (1)   Cargokids           Total
                                 ------------    -----------------  ------------      ------------
Open at March 2, 2002                     910                46               18               974
        Openings                           90                 2                4                96
        Closings                          (20)               --               (1)              (21)
                                 ------------      ------------     ------------      ------------
Open at November 30, 2002                 980                48               21             1,049
                                 ============      ============     ============      ============

(1) International stores were located in Puerto Rico, the United Kingdom and Mexico.

Net sales on the Company's proprietary credit card totaled $113.1 million and $321.3 million for the quarter and first nine months of fiscal 2003, respectively, representing increases of 4.4% over the same periods of fiscal 2002. Third quarter proprietary credit card sales comprised 28.3% versus 30.6% of total sales in the same period last fiscal year, while year-to-date proprietary credit card sales accounted for 28.3% versus 31.3% of sales in the year earlier period. The Company continues to increase overall sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, increased 100 basis points to 43.7% for the third quarter of fiscal 2003 and increased 130 basis points to 42.2% of sales for the first nine months of fiscal 2003. As a percentage of sales, merchandise margins increased 100 basis points for the third quarter and 110 basis points for the nine-month period ended November 30, 2002 over the comparable periods a year ago. Merchandise margin increases were primarily the result of decreased freight costs, leveraging of purchasing power with vendors and leveraging of fixed warehouse costs. Store occupancy costs for the quarter were flat compared to the same quarter last year at 12.5% of sales; year-to-date store occupancy costs declined 20 basis points to 13.0% of sales. Most of the leveraging of fixed rental costs occurred earlier in the year because mature stores represented a greater percentage of total sales in the earlier part of the year, and newer stores tend to achieve lower sales per square foot until they reach maturity.

Selling, general and administrative expenses for the third quarter of fiscal 2003 were $130.2 million, an increase of $15.1 million over the same quarter last year but flat as a percentage of sales at 29.7%. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $12.9 million over the same quarter last year, representing an increase of 50 basis points as a percentage of sales. Store payroll continues to be well controlled, increasing $6.3 million but decreasing as a percentage of sales by 10 basis points for the quarter. Marketing expenditures were $22.3 million or 5.1% of sales for the quarter, an increase of 50 basis points over the same quarter last year. Store supplies and equipment expenses for the third quarter of fiscal 2003 increased $1.9 million over last year's third quarter, an increase of 10 basis points when expressed as a percentage of sales. Non-variable selling, general and administrative expenses increased by $2.3 million for the quarter, representing a decline of 50 basis points as a percentage of sales. Home office payroll, including bonus, increased by $0.6 million and declined 30 basis points as a percentage of sales for the quarter from last year's third quarter. All other selling, general and administrative expenses increased $1.7 million during the third quarter and declined 20 basis points as a percentage of sales.

Selling, general and administrative expenses increased $42.4 million during the first nine months of fiscal 2003, yet declined 60 basis points as a percentage of sales when compared to the same period last year. Year-to-date variable expenses increased $30.4 million but declined almost 30 basis points as a percentage of sales when compared to the same period a year ago. Year-to-date, store payroll, including bonus, increased $24.3 million and 30 basis points as a percentage of sales as a result of higher bonus accruals that were based on sales gains over the prior year. Marketing expenditures for the first nine months of fiscal 2003 were $61.2 million or 5.0% of year-to-date sales, a decrease of 30 basis points compared to the same period last year. Timing of marketing expenditures varies slightly between fiscal quarters; however, the Company expects these expenses to be consistent with last year at approximately 4.5% of sales for the fiscal year ending March 1, 2003. Store supplies and equipment expenses increased $1.2 million year-to-date, a decrease of 30 basis points as a percentage of sales from the same period a year ago. Store supplies, as a percentage of sales for fiscal 2003, are expected to be below last year, primarily as a result of a redesigned program for bags, boxes and tissue that was implemented earlier in the year. Non-variable selling, general and administrative expenses increased $12.0 million during the first nine months of fiscal 2003, a decline of slightly more than 20 basis points as a percentage of sales compared to the same period last year. Year-to-date, home office payroll, including bonus, increased $8.6 million and 20 basis points as a percentage of sales. This increase was a result of a higher corporate bonus accrual year-to-date due to increased profits compared to target amounts. All other selling, general and administrative expenses for the year-to-date period increased $3.4 million and declined 40 basis points as a percentage of sales.

Operating income for the quarter was $49.3 million, or 11.2% of sales, compared to $39.7 million, or 10.2% of sales, during last year's third quarter. For the first nine months of fiscal 2003, operating income increased 46.4% to $119.2 million from $81.4 million for the same period a year ago.

The Company's effective income tax rate for fiscal 2003 is estimated at 37%, consistent with fiscal 2002.

Net income for the third quarter of fiscal 2003 was $31.1 million, or $.33 per diluted share, compared to net income of $25.0 million, or $.26 per diluted share, for the third quarter of fiscal 2002. Net income year-to-date was $75.4 million, or $.79 per diluted share, compared to net income of $51.2 million, or $.53 per diluted share, for the prior year. For the quarter and year-to-date periods, net income increased 24.2% and 47.2%, respectively, compared to the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter of fiscal 2003 with $150.7 million of cash compared to $125.0 million a year ago. Total cash generated from operations was $31.8 million compared to $126.6 million a year ago. Net income, adjusted for non-cash and non-operating related items, was $123.4 million and served as the Company's primary source of operating cash for the nine months ended November 30, 2002. The decline in cash generated from operations was primarily the result of an increase of $106.7 million in inventories during the first nine months of fiscal 2003 compared to a decline of $7.5 million in inventory levels during the same period last year. Inventory growth resulted partially from the addition of 70 net new Pier 1 stores since the end of fiscal 2002. In addition, as a result of a threatened dockworkers' strike on the west coast, certain shipments were accelerated to accommodate planned store openings and marketing initiatives expected to begin in January through March of calendar year 2003. The Company believes its current inventory levels are well positioned with North American Pier 1 inventory per retail square foot of $49 at November 30, 2002, compared to $43 and $53 per retail square foot at the end of the same periods of fiscal 2002 and 2001, respectively. Increases in accounts payable and accrued expenses provided cash of $34.0 million year-to-date. These increases resulted primarily from the increase in inventory and from growth in the liability for unredeemed gift cards. The remainder was due to higher expense accruals for taxes, insurance, and other working capital accruals due primarily to the increased number of stores this year, increased insurance costs, and higher bonus accruals based on the Company's strong sales and profitability this year. Increases in other accounts receivable and other current assets required cash of $17.9 million year-to-date, and were primarily the result of an increase in third-party credit card receivables from timing differences in post-Thanksgiving sales when compared to the same period a year ago. All other operating activities used cash of $1.0 million.

During the first nine months of fiscal 2003, the Company spent a net of $77.4 million in investing activities, which included $73.1 million in capital expenditures. New and existing store development and remodels accounted for $32.7 million of the total amount expended for capital purchases. Capital expenditures on distribution centers, including the land purchase and construction costs for the new distribution center in Savannah, Georgia, totaled $17.0 million. Additionally, the Company spent $11.7 million for land and architectural and design fees for the new Company headquarters and $11.7 million for information systems enhancements and other miscellaneous additions. Total capital expenditures for fiscal 2003, net of proceeds from the sale-leaseback of the Savannah distribution center anticipated prior to the end of February 2003, are expected to be approximately $80 to $85 million. Gross capital expenditures are expected to be $100 to $105 million for fiscal 2003, including approximately $18 million in land and construction costs for the new Company headquarters and approximately $20 million for the construction of the Savannah distribution center. The Company estimates capital expenditures for fiscal 2004 to be in the range of $110 to $115 million. Of this amount, the Company plans to spend approximately $40 million for construction of the new Company headquarters and the remainder primarily on store development and information systems. The Company expects the final $30 million in construction costs for the new headquarters to be spent in fiscal 2005. Initially the Company plans to pay for the new headquarters with operating funds with an option to mortgage all or part of it, or enter into a sale-leaseback arrangement depending on interest rates and the Company's cash position at that time. All other capital expenditures are expected to be funded through operating cash flows and existing financing arrangements.

Through the first nine months of fiscal 2003, the Company's beneficial interest in securitized receivables increased $5.0 million to $49.7 million, primarily as a result of an increase in the total receivables portfolio in the Master Trust from $140.7 million at fiscal 2002 year-end to $145.2 million at the end of the third quarter of fiscal 2003. These proprietary credit card receivables have increased as a result of an increase in total credit card sales. The Company has continued to have $100 million of these receivables securitized at both fiscal 2002 year-end and the end of the third quarter of fiscal 2003.

Financing activities for the first nine months of fiscal 2003 used a net $39.3 million of the Company's cash resources. Year-to-date, the Company repurchased 2,134,000 shares of its common stock for $40.2 million including fees, leaving $109.9 million remaining authorized for repurchase under the stock buyback program approved by the Board of Directors during the first quarter of fiscal 2003. Dividend payments totaled $14.0 million for the first nine months of fiscal 2003, and other financing activities, primarily the exercise of stock options, provided net cash of $15.2 million.

At the end of the third quarter, the Company's minimum operating lease commitments remaining for fiscal 2003 were $44.5 million. The present value of total existing minimum operating lease commitments discounted at 10% was $742.1 million at fiscal 2003 third quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, which expires in November of 2003, all of which was available at the end of the third quarter of fiscal 2003. The Company also has other long-term and short-term bank facilities totaling $153.8 million, used principally for the issuance of letters of credit; $56.0 million of these facilities was available at November 30, 2002. The Company's current ratio was
2.8 to 1 at the end of the third quarter of fiscal 2003 compared to 3.0 to 1 at the end of fiscal year 2002.

In December 2002, the Company declared a quarterly cash dividend of $.06 per share payable on February 19, 2003 to shareholders of record on February 5, 2003, a per share increase of $.01 over quarterly dividends of $.05 per share declared during the first half of fiscal 2003. The Company currently expects to continue to pay cash dividends but to retain most of its future earnings for expansion of the Company's business.

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

                                     PART I

Item 4. Controls and Procedures.

As of November 30, 2002, pursuant to the requirements of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President, Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

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

                        PIER 1 IMPORTS, INC. (Registrant)

Date:    January 9, 2003          By:  /s/ Marvin J. Girouard
      ----------------------           -----------------------------------------------
                                       Marvin J. Girouard, Chairman of the Board
                                       and Chief Executive Officer



Date:    January 9, 2003          By:  /s/ Charles H. Turner
      ----------------------           -----------------------------------------------
                                       Charles H. Turner, Executive Vice President,
                                       Chief Financial Officer and Treasurer



Date:    January 9, 2003          By:  /s/ Susan E. Barley
      ----------------------           -----------------------------------------------
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


Date:    January 9, 2003          By: /s/ Marvin J. Girouard
      ----------------------          -----------------------------------------
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

Date:    January 9, 2003        By: /s/ Charles H. Turner
      ---------------------         --------------------------------------------
                                    Charles H. Turner, Executive Vice President,
                                    Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.     Description
-----------     -----------
99.1            Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.