Form 10-K
period 2003-03-01
PIER 1 IMPORTS INC/DE
filed 2003-05-29
CIK 278130

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                    For the fiscal year ended MARCH 1, 2003.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

                           Commission File No. 1-7832

                              PIER 1 IMPORTS, INC.
               (Exact name of Company as specified in its charter)

          DELAWARE                                                                                  75-1729843
(State or other jurisdiction of                                                                  (I.R.S. Employer
incorporation or organization)                                                                  Identification No.)

   301 COMMERCE STREET, SUITE 600
          FORT WORTH, TEXAS                                                                                 76102
(Address of principal executive offices)                                                                 (Zip Code)

Company's telephone number, including area code:  (817) 252-8000

Securities registered pursuant to Section 12(b) of the Act:
                                                                                              Name of each exchange
       Title of each class                                                                      on which registered
       -------------------                                                                      -------------------

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
Yes X   No
   ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X   No
                                      ---    ---

         As of May 27, 2003, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,651,000,000 using the closing sales price on this day of $19.10. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission.

         As of May 27, 2003, 89,782,994 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents have been incorporated herein by reference:

         1) Registrant's Annual Report to Shareholders for the fiscal year ended March 1, 2003 in Parts I and II hereof and;

         2)       Registrant's Proxy Statement for the 2003 Annual Meeting in
                  Part III hereof.

                                     PART I

Item 1.      Business.

       (a)   General Development of Business.

       Throughout this document, references to the "Company" include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to "Pier 1" relate to the Company's retail locations operating under the name Pier 1 Imports(R). References to "The Pier" relate to the Company's retail locations in the United Kingdom operating under the name The Pier(R). References to "Cargokids" relate to the Company's retail locations operating under the name Cargokids!(R).

       From the end of fiscal 1998 through the end of fiscal 2003, the Company expanded its specialty retail operations from 763 to 1,074 worldwide retail stores. In fiscal 2003, the Company continued to execute its expansion plans by opening 90 net new Pier 1 stores and seven net new Cargokids stores. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, Pier 1 plans to open approximately 115 new stores and close approximately 30 to 35 stores in North America in fiscal 2004. A majority of the stores expected to close in fiscal 2004 are anticipated to be replaced with more favorable locations within the same market. Cargokids expects to open up to approximately 25 new stores, with three to five stores relocating to more upscale retail centers.

       Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2003:

Acton, MA                               Greensboro, NC (2 locations)            Orange, CA
Anjou, QC                               Halifax, NS                             Orem, UT
Ankeny, IA                              Hamilton, NJ                            Paso Robles, CA
Asheville, NC                           Hemet, CA                               Pensacola, FL
Atlanta, GA                             Hickory, NC                             Phoenix, AZ
Aurora, CO                              Hiram, GA                               Pocatello, ID
Avon, OH                                Houston, TX (2 locations)               Prescott, AZ
Bakersfield, CA                         Howell, MI                              Red Deer, AB
Bossier City, LA                        Huntersville, NC                        Redding, CA
Burleson, TX                            Huntsville, AL                          Regina, SK
Butler, PA                              Ithaca, NY                              Richmond, VA
Capitola, CA                            Kanata, ON                              Riverdale, UT
Cartersville, GA                        Kansas City, MO                         Rock Hill, SC
Charlotte, NC                           Kelso, WA                               Saint Dorothee Laval, QC
Cheektowaga, NY                         La Grange, IL                           Saint Jerome, QC
Chesterfield, MI                        Lachenaie, QC                           Salem, OR
Chino, CA                               Laguna Niguel, CA                       San Diego, CA
Columbus, GA                            Lake Charles, LA                        Santee, CA
Columbus, OH                            Lansing, MI (2 locations)               Saratoga Springs, NY
Commack, NY                             Las Vegas, NV                           Saskatoon, SK
Cumming, GA                             Lee's Summit, MO                        Springfield, NJ
Cuyahoga Falls, OH                      Lincoln, NE                             Sudbury, ON
Denver, CO                              Long Beach, CA                          Tukwila, WA
Denville, NJ                            Los Gatos, CA                           Turlock, CA
Dubuque, IA                             Manasquan, NJ                           Vacaville, CA
Easton, MD                              Markham, ON                             Valparaiso, IN
Edmonton, AB                            Matthews, NC                            Ventura, CA
Exton, PA                               McDonough, GA                           Virginia Beach, VA
Fenton, MO                              McHenry, IL                             Warner Robins, GA
Flanders, NJ                            Minot, ND                               Washington, PA
Florence, AL                            Mississauga, ON                         Wenatchee, WA
Flower Mound, TX                        Modesto, CA                             Weymouth, MA
Flowood, MS                             Moncton, NB                             Windsor, ON
Foley, AL                               North Brunswick, NJ                     Winter Haven, FL
Fountain Hills, AZ                      North Olmsted, OH                       Wyoming, MI
Frankfort, KY                           North Vancouver, BC                     Youngstown, OH
Gig Harbor, WA                          Novato, CA                              Ypsilanti, MI

       Set forth below is a list by city of Cargokids stores opened in North America in fiscal 2003:

Charlotte, NC                           Huntersville, NC                        Peachtree City, GA
Greensboro, NC                          Marietta, GA                            Sterling, VA
Houston, TX                             Matthews, NC

       Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

         The Pier, a subsidiary of the Company located in the United Kingdom, operates 25 retail stores offering decorative home furnishings and related items in a setting similar to Pier 1 stores. The Pier operates a distribution facility near London, England. Additionally, The Pier has an online store at pier.co.uk. During fiscal 2003, The Pier opened two new stores in England, set in a "store within a store" format located in existing Home Base stores. The Pier expects to open approximately five new stores in fiscal 2004 with up to four planned as "store within a store" formats. Also, upgrades are expected to some existing locations, warehouse facilities and the head office in the U.K. during fiscal 2004.

         The Company has an arrangement to supply Sears de Mexico S.A. ("Sears Mexico") with Pier 1 merchandise to be sold in a "store within a store" format in certain Sears Mexico stores. In fiscal 1998, the Company amended its agreement with Sears Mexico to an arrangement that substantially insulates the Company from currency fluctuations in the value of the Mexican peso, which had reduced its profitability in the past. In fiscal 2003, Sears Mexico opened one new store offering Pier 1 merchandise. As of March 1, 2003, Pier 1 merchandise was offered in 17 Sears Mexico stores. Expansion plans for fiscal 2004 include two new stores and one relocated store in Mexico.

         The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. ("Sears Puerto Rico"), which allows Sears Puerto Rico to market and sell Pier 1 merchandise in a "store within a store" format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of ten stores, and as of March 1, 2003, seven of these stores offered Pier 1 merchandise. The Company has no immediate plans for further expansion in Puerto Rico but may consider future sites.

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

         The Company owns a credit card bank in Omaha, Nebraska, operating under the name Pier 1 National Bank (the "Bank"). The Bank holds the credit card accounts for both the Pier 1 and Cargokids proprietary credit cards. As of March 1, 2003, the Company, through the Bank, had over 5,800,000 proprietary cardholders with approximately 1,203,000 active accounts (accounts with a purchase within the previous 12 months). Sales on the Company's proprietary credit card accounted for 26.2% of total U.S. store sales in fiscal 2003. The Company continues to increase overall sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders, including 90-day deferred payment options on larger purchases.

         Pier 1 has an e-commerce website at pier1.com. More than 2,000 merchandise items are offered for sale to customers, along with gift cards, an online clearance store, a furniture guide and a Bridal & Gift Registry program. Pier 1's website allows customers to shop online, view Pier 1's entire line of furniture, make changes or additions to gift registries and easily return internet purchases to their neighborhood Pier 1 store. This website is also being utilized as a marketing channel to reach new customers.

         In February 2001, the Company formed a new subsidiary, New Cargo Furniture, Inc., which acquired certain assets and assumed certain liabilities of Cargo Furniture, Inc. and now operates under the name Cargokids. Cargokids is a 25-store retailer of children's furniture and accessories. Cargokids utilizes a website at cargokids.com to attract customers and provide information regarding placing orders and store locations. The Company will continue its expansion plans for Cargokids in fiscal 2004 by opening approximately 25 new stores.

         (b)      Financial Information about Industry Segments.

         In fiscal 2003, the Company operated principally in one business segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.

         Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements, which are incorporated by reference into Item 8 herein.

         (c)      Narrative Description of Business.

         The specialty retail operations of the Company consist of three chains of retail stores operating under the names "Pier 1 Imports", "The Pier", and "Cargokids" selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.

         On March 1, 2003, the Company operated 940 Pier 1 stores in 48 states of the United States and 60 Pier 1 stores in eight Canadian provinces, and supported eight franchised stores in eight states of the U.S. Additionally, the Company operated 25 stores in the United Kingdom under the name The Pier and 25 Cargokids stores located in six states of the U.S. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a "store within a store" format in 17 Sears Mexico stores and in seven Sears Puerto Rico stores. Company-operated Pier 1 stores in the United States and Canada average approximately 9,400 gross square feet, which includes an average of approximately 7,600 square feet of retail selling space. The stores are generally freestanding units located near shopping centers or malls in all major U.S. metropolitan areas and many of the primary smaller markets. In fiscal 2003, net sales of the Company totaled $1,754.9 million. Pier 1 stores generally have their highest sales volumes during November and December as a result of the holiday selling season.

         Pier 1's growth strategy is to expand its North American store base to at least 1,500 locations. For fiscal 2004, the Company plans to open approximately 115 new stores, while closing approximately 30 to 35 stores. The majority of the stores closed will be relocated to more favorable locations within the same markets. Plans for fiscal 2004 include the opening of approximately 25 new Cargokids stores and closing of three to five stores. The Company expects Cargokids to begin to expand nationally as a value-oriented retailer of home furnishings for children and families and plans to expand Cargokids to a 250 to 300-store concept over the next decade. The Company currently has no plans to expand outside of the United States, Canada and Mexico.

         Pier 1 offers a diverse selection of products consisting of over 4,000 items imported from over 40 countries around the world. While the broad categories of Pier 1's merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

         FURNITURE - This product group consists of furniture, furniture pads and pillows to be used on patios and in living, dining, kitchen and bedroom areas, and in sun rooms. The product group constituted approximately 38% of Pier 1's total North American retail sales in fiscal year 2003, 39% in fiscal 2002 and 40% in fiscal 2001. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

         DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1's sales mix and contributed approximately 24% to Pier 1's total North American retail sales in fiscal year 2003, 23% in fiscal 2002 and 22% in fiscal year 2001. These items are imported from approximately 40 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.

         HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13% of Pier 1's total North American retail sales in fiscal year 2003, and 12% in fiscal 2002 and 2001.

         BED & BATH - This product group is imported mainly from India, Turkey, Thailand and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 18% of Pier 1's total North American retail sales in fiscal years 2003 and 2002, and 17% in fiscal 2001.

         SEASONAL - This product group consists of merchandise for celebrating holidays and spring/summer entertaining and is imported mainly from Europe, Taiwan, China, the Philippines and India. These items accounted for approximately 7% of Pier 1's total North American retail sales in fiscal year 2003, 8% in fiscal 2002 and 9% in fiscal year 2001.

         Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2003, Pier 1 sold merchandise imported from over 40 different countries with 35% of its sales from merchandise produced in China, 11% from merchandise produced in India and 28% from merchandise produced in Indonesia, Thailand, Brazil, Italy, the Philippines and Mexico. The remaining 26% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries or was obtained from U.S. manufacturers.

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

         The Company is in the highly competitive specialty retail business and primarily competes with specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, merchandise assortment, visual presentation of its merchandise and customer service. The Company also believes its Pier 1 stores may enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other retail stores change their items less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products. The Company believes that its Cargokids operations give it the opportunity to address the underserved children's furniture and accessories market.

         The Company, through certain of its wholly owned subsidiaries, owns three federally registered service marks under which its Pier 1 Imports stores do business and two federally registered service marks under which its Cargokids stores do business. These registrations are numbered 948,076 and 1,620,518 for the mark PIER 1 IMPORTS(R), 1,104,059 for the mark PIER 1(R), 1,348,743 for the mark CARGO(R) and 2,693,478 for the mark CARGOKIDS!(R). Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of Pier 1 and Cargokids trademarks and service marks in the United States and in numerous foreign countries.

         On March 1, 2003, Pier 1 employed approximately 17,400 associates in North America, of which approximately 7,900 were full-time employees and 9,500 were part-time employees.

         A wholly owned foreign subsidiary of the Company incorporated under the laws of Hong Kong manages certain merchandise procurement, export and financial service functions. Also, a wholly owned foreign subsidiary incorporated under the laws of Bermuda owns the right to license and to franchise the Company's trademarks and service marks outside the United States, Canada and Puerto Rico.

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

         Under U.S. law, the office of the U.S. Trade Representative may investigate unfair trade practices of countries around the world. These investigations may lead to sanctions, which could take the form of quotas or increased duties on imports into the U.S. The U.S. Trade Representative is required to take action within 30 days (subject to being postponed for 180 days) after the conclusion of its investigation of countries alleged to have committed unfair trade practices. Upon a determination that a country has committed an unfair trade practice, the U.S. Trade Representative may designate the subject country a priority foreign country and impose sanctions in the form of quotas or increased duties. On previous occasions, the U.S. Trade Representative has identified certain countries that supply merchandise to the Company as priority foreign countries. These designations, however, were rescinded after the U.S. Trade Representative and the countries reached agreements regarding the matters forming the basis for the designations.

         The United States may employ other measures to implement its international trade policies and objectives. For example, the United States may withdraw most favored nation status from a country, resulting in higher import duties on products from that country. Any type of sanction on imports is likely to increase the Company's import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company may seek similar products from other countries.

         (d)      Available Information.

         The Company makes available free of charge through its Internet website address (www.pier1.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

         Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of

Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company's key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 2. Properties.

         The Company leases approximately 220,000 square feet of office space for its Pier 1 corporate office and leases approximately 13,000 square feet of additional office space for its Cargokids subsidiary. Both corporate office facilities are located in Fort Worth, Texas. In March 2002, the Company purchased land in Fort Worth, Texas for construction of new headquarters for the relocation of the Company's corporate office. Construction began in January 2003 and the new facility is expected to be completed in the fall of 2004. Total cost of the new headquarters, including land, is expected to be approximately $90 million. The Pier leases approximately 12,000 square feet of office space in the U.K. for its corporate office.

         The Company leases the majority of its retail stores, its warehouses and other office space. At March 1, 2003, the present value of the Company's minimum future operating lease commitments discounted at 10% totaled approximately $838 million. The Company currently owns and leases distribution space of approximately four million square feet. The Company also acquires temporary distribution space from time to time through short-term leases.

         The following table shows the distribution of Pier 1's North American stores by state and province as of March 1, 2003:

United States (company-owned)

Alabama                  16                 Kentucky                 11                 North Dakota              4
Alaska                    1                 Louisiana                15                 Ohio                     38
Arizona                  19                 Maryland                 20                 Oklahoma                  5
Arkansas                  7                 Massachusetts            24                 Oregon                   11
California              105                 Michigan                 34                 Pennsylvania             39
Colorado                 21                 Minnesota                16                 Rhode Island              4
Connecticut              19                 Mississippi               7                 South Carolina           15
Delaware                  4                 Missouri                 19                 South Dakota              2
Florida                  63                 Montana                   5                 Tennessee                18
Georgia                  31                 Nebraska                  5                 Texas                    70
Hawaii                    2                 Nevada                    6                 Utah                      9
Idaho                     4                 New Hampshire             5                 Virginia                 31
Illinois                 42                 New Jersey               26                 Washington               24
Indiana                  21                 New Mexico                5                 West Virginia             5
Iowa                      9                 New York                 44                 Wisconsin                17
Kansas                    8                 North Carolina           33                 Wyoming                   1

United States (franchised)

Arizona                   1                 Nevada                    1                 Texas                     1
Kentucky                  1                 New Hampshire             1                 Vermont                   1
Maine                     1                 Oklahoma                  1

Canada (company-owned)

Alberta                   7                 New Brunswick             1                 Quebec                   12
British Columbia          8                 Nova Scotia               1                 Saskatchewan              2
Manitoba                  1                 Ontario                  28

         The Pier's retail operations consist of 20 stores in England, four stores in Scotland, and one store in Wales. At the end of fiscal 2003, Cargokids had four stores in Georgia, one store in Kansas, one store in Maryland, four stores in North Carolina, five stores in Virginia and ten stores in Texas.

         As of March 1, 2003, Pier 1 owned or leased the following warehouse properties in or near the following cities:

                                                                   Owned/Leased
Location                                Approx. Sq. Ft.              Facility
--------                                ---------------            ------------

Baltimore, Maryland                   1,143,000 sq. ft.                Leased
Chicago, Illinois                       514,000 sq. ft                 Owned
Columbus, Ohio                          527,000 sq. ft.                Leased
Fort Worth, Texas                       582,000 sq. ft.                Owned
Ontario, California                     747,000 sq. ft.                Leased
Savannah, Georgia                       548,000 sq. ft.                Owned/Leased

         The Company also leases approximately 100,000 square feet of warehouse space in the United Kingdom for The Pier's operations and approximately 123,000 square feet of warehouse space in the United States for Cargokids' operations. The Company is currently leasing additional space under short-term agreements. In support of its long-range growth plan, the Company has continued to expand its distribution facilities. In fiscal 2003, the Company built a new distribution center to replace its owned property along with the two locations it previously leased in Savannah. The new facility is approximately 785,000 square feet expandable to 1,000,000 square feet as needed. The transition to the new facility was completed in March 2003. In May 2003, the Company entered into a sale-leaseback transaction on the Savannah distribution center whereby the facility was sold for its approximate book value. The resulting lease qualified for operating lease treatment under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." In April 2003, Cargokids leased an additional 111,000 square feet of warehouse space adjacent to its existing facility.

Item 3. Legal Proceedings.

         The Company is subject to various claims, lawsuits, investigations, and pending actions against the Company and its subsidiaries incident to the operation of their businesses. Liability, if any, associated with these matters is not determinable at March 1, 2003; however, the Company considers them to be either ordinary and routine in nature or immaterial in amount. While a certain number of the lawsuits involve substantial amounts, management, after consultation with counsel, does not currently expect such litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted in these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2003 fiscal year.

                        Executive Officers of the Company

         MARVIN J. GIROUARD, age 63, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as Senior Vice President of Merchandising of Pier 1 Imports (U.S.), Inc.

         CHARLES H. TURNER, age 46, has served as Executive Vice President of Finance since April 2002 and has served as Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

         ROBERT A. ARLAUSKAS, age 48, has served as Executive Vice President of Stores of the Company since April 2002. He served as Senior Vice President of Stores of the Company from September 1999 to April 2002. He served as Vice President of West Zone Operations of Pier 1 Imports (U.S.), Inc. from August 1995 to September 1999, and served as Director of West Zone Operations of Pier 1 Imports (U.S.), Inc. from June 1993 to August 1995.

         JAY R. JACOBS, age 48, has served as Executive Vice President of Merchandising of the Company since April 2002. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

         J. RODNEY LAWRENCE, age 57, has served as Executive Vice President of Legal Affairs since April 2002 and has served as Secretary of the Company since November 1985. He served as Senior Vice President of Legal Affairs of the Company from June 1992 to April 2002, and served as Vice President of Legal Affairs of the Company from November 1985 to June 1992.

         PHIL E. SCHNEIDER, age 51, has served as Executive Vice President of Marketing of the Company since April 2002. He served as Senior Vice President of Marketing of the Company from May 1993 to April 2002, and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

         DAVID A. WALKER, age 52, has served as Executive Vice President of Logistics and Allocations of the Company since April 2002. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

         E. MITCHELL WEATHERLY, age 55, has served as Executive Vice President of Human Resources of the Company since April 2002. He served as Senior Vice President of Human Resources of the Company from June 1992 to April 2002, and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

         Information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 2003 and to the section entitled "Equity Compensation Plan Information" set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

         The Company's common stock is traded on the New York Stock Exchange. As of May 19, 2003, there were approximately 40,000 shareholders of record of the Company's common stock.

         During fiscal 2003, the Company repurchased over four million shares of its outstanding common stock. In March 2003, the Board of Directors authorized the repurchase of up to $150 million of the Company's common stock. This authorization replaced the previously authorized $67.6 million that remained available for repurchase at March 27, 2003. Future repurchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions, the Company's available cash and the Company's consideration of any debt covenant restrictions and its corporate credit ratings.

         Certain of the Company's existing loan agreements require the Company to maintain specified financial ratios and limit certain investments and distributions to shareholders, including cash dividends, loans to shareholders and repurchases of the Company's common stock. During fiscal 2003, the Company paid cash dividends totaling approximately $19.5 million, or $.21 per share. The Company's Board of Directors currently expects to continue to pay cash dividends in fiscal 2004, but intends to retain most of its future earnings for the expansion of the Company's business. The Company paid a cash dividend of $.06 per share on May 21, 2003. The Company's dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data.

         Information required by this Item is incorporated by reference to the section entitled "Financial Summary" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 2003.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 2003.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Information required by this Item is incorporated by reference to the section entitled "Market Risk Disclosures" set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 2003.

Item 8. Financial Statements and Supplementary Data.

         Information required by this Item is incorporated by reference to the material in the Company's consolidated financial statements described below and notes thereto set forth in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 2003:

           Consolidated Statements of Operations for the Years
                    Ended March 1, 2003, March 2, 2002 and March 3, 2001

           Consolidated Balance Sheets at March 1, 2003 and March 2, 2002

           Consolidated Statements of Cash Flows for the Years
                    Ended March 1, 2003, March 2, 2002 and March 3, 2001

           Consolidated Statements of Shareholders' Equity for the Years Ended March 1, 2003, March 2, 2002
                    and March 3, 2001

           Notes to Consolidated Financial Statements

           Report of Independent Auditors

         The unaudited quarterly information required by this Item is incorporated by reference to the section entitled "Market Price and Dividend Information" set forth in the Company's Annual Report to Shareholders for the fiscal years ended March 1, 2003 and March 2, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Company.

         Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled "Election of Directors - Nominees for Directors" set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

         The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

         No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

         The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and the section entitled "Corporate Governance, Board Structure, Director Compensation and Stock Ownership - Board Meetings, Committees and Fees" set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated herein by reference to the section entitled "Corporate Governance, Board Structure, Director Compensation and Stock Ownership - Security Ownership of Management" and the section entitled "Executive Compensation - Equity Compensation Plan Information" set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

         None.

Item 14. Controls and Procedures.

         As of March 1, 2003, pursuant to the requirements of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President, Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 1, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 1, 2003.

Item 15.       Principal Accountant Fees and Services.

         Information required by this Item is incorporated by reference to the sections entitled "Other Business - Independent Auditor Fees" and "Other Business - Pre-approval of Nonaudit Fees" set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

                                     PART IV

Item 16.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

               1.      Financial Statements

                       Consolidated Statements of Operations for the Years Ended
                             March 1, 2003, March 2, 2002 and March 3, 2001

                       Consolidated Balance Sheets at March 1, 2003 and March 2,
                             2002

                       Consolidated Statements of Cash Flows for the Years Ended
                             March 1, 2003, March 2, 2002 and March 3, 2001

                       Consolidated Statements of Shareholders' Equity for the
                             Years Ended March 1, 2003, March 2, 2002 and
                             March 3, 2001

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

               3.      Exhibits

                       See Exhibit Index.


        (b)    Reports on Form 8-K.

               On April 11, 2003, the Company furnished a Current Report on Form 8-K containing an earnings release that reported results of operations for the quarter and year ended March 1, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 27, 2003                     PIER 1 IMPORTS, INC.


                                        By:    /s/ Marvin J. Girouard
                                             -------------------------------
                                             Marvin J. Girouard, Chairman
                                             and Chief Executive Officer



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

Signature                                   Title                                       Date
---------                                   -----                                       ----



/s/ Marvin J. Girouard                      Chairman and                                May 27, 2003
---------------------------                 Chief Executive Officer
Marvin J. Girouard



/s/ Charles H. Turner                       Executive Vice President,                   May 27, 2003
---------------------------                 Chief Financial Officer and Treasurer
Charles H. Turner



/s/ Susan E. Barley                         Principal Accounting Officer                May 27, 2003
---------------------------
Susan E. Barley



/s/ John H. Burgoyne                        Director                                    May 27, 2003
---------------------------
John H. Burgoyne



/s/ Dr. Michael R. Ferrari                  Director                                    May 27, 2003
---------------------------
Dr. Michael R. Ferrari



/s/ James M. Hoak, Jr.                      Director                                    May 27, 2003
---------------------------
James M. Hoak, Jr.



/s/ Karen W. Katz                           Director                                    May 27, 2003
---------------------------
Karen W. Katz



/s/ Tom M. Thomas                           Director                                    May 27, 2003
---------------------------
Tom M. Thomas

                                 CERTIFICATIONS

I, Marvin J. Girouard, certify that:

1. I have reviewed this annual report on Form 10-K of Pier 1 Imports, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003                   By: /s/ Marvin J. Girouard
       ---------------------             -------------------------------------
                                         Marvin J. Girouard,
                                         Chairman of the Board
                                         and Chief Executive Officer


I, Charles H. Turner, certify that:

1. I have reviewed this annual report on Form 10-K of Pier 1 Imports, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 27, 2003                   By: /s/ Charles H. Turner
       ---------------------             -------------------------------------
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

10.13.1* Senior Management Bonus Plan as Amended April 5, 2002, incorporated herein by reference to Appendix B, page B-1, of the Company's Proxy Statement for the fiscal year ended March 2, 2002.

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

10.14.3         Second Amendment to the Revolving Credit Agreement, dated April
                6, 2000, incorporated herein by reference to Exhibit 10.14.3 to the Company's Form 10-Q for the quarter ended June 1, 2002.

10.14.4         Third Amendment to the Revolving Credit Agreement, dated April
                24, 2002, incorporated herein by reference to Exhibit 10.14.4 to the Company's Form 10-Q for the quarter ended June 1, 2002.

10.15* The Company's 1999 Stock Option Plan, effective June 24, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 28, 1999.

10.15.1* The 1999 Stock Plan as Amended April 5, 2002, incorporated herein by reference to Appendix A, page A-1, of the Company's
                Proxy Statement for the fiscal year ended March 2, 2002.

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

13 Annual Report to Shareholders for the fiscal year ended March 1, 2003.

21              Roster of Subsidiaries of the Company.

23              Consent of Independent Auditors.

99.1 Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.



*Management Contracts and Compensatory Plans