Form 10-Q
period 2003-05-31
PIER 1 IMPORTS INC/DE
filed 2003-07-10
CIK 278130

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-7832


                              PIER 1 IMPORTS, INC.
          ------------------------------------------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Shares outstanding as of July 7, 2003
---------------------------------         -------------------------------------
 Common Stock, $1.00 par value                           89,634,953

                                     PART I

Item 1. Financial Statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                             May 31,             June 1,
                                                                              2003                2002
                                                                          ------------         ------------
             Net sales                                                    $    402,712         $    384,429

             Operating costs and expenses:
                Cost of sales (including buying and store
                    occupancy costs)                                           234,515              220,436
                Selling, general and administrative expenses                   125,778              118,333
                Depreciation and amortization                                   12,161               10,731
                                                                          ------------         ------------
                                                                               372,454              349,500
                                                                          ------------         ------------

                       Operating income                                         30,258               34,929

             Nonoperating (income) and expenses:
                Interest and investment income                                    (637)                (837)
                Interest expense                                                   637                  558
                                                                          ------------         ------------
                                                                                    --                 (279)
                                                                          ------------         ------------

                       Income before income taxes                               30,258               35,208

             Provision for income taxes                                         11,196               13,027
                                                                          ------------         ------------

             Net income                                                   $     19,062         $     22,181
                                                                          ============         ============

             Earnings per share:
                    Basic                                                 $        .21         $        .24
                                                                          ============         ============

                    Diluted                                               $        .21         $        .23
                                                                          ============         ============

             Dividends declared per share:                                $        .06         $        .05
                                                                          ============         ============

             Average shares outstanding during period:
                    Basic                                                       90,145               93,708
                                                                          ============         ============

                    Diluted                                                     92,198               96,613
                                                                          ============         ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                        May 31,               March 1,              June 1,
                                                                         2003                   2003                  2002
                                                                     -------------         -------------         -------------
                                                                      (unaudited)                                 (unaudited)

ASSETS

Current assets:
   Cash, including temporary investments of $204,632,
      $225,882 and $183,788, respectively                            $     219,679         $     242,114         $     195,694
   Beneficial interest in securitized receivables                           42,311                40,538                40,880
   Other accounts receivable, net                                           10,420                11,420                10,478
   Inventories                                                             338,508               333,350               303,394
   Prepaid expenses and other current assets                                44,702                36,179                46,927
                                                                     -------------         -------------         -------------
        Total current assets                                               655,620               663,601               597,373

Properties, net                                                            230,165               254,503               224,295
Other noncurrent assets                                                     50,203                49,383                47,162
                                                                     -------------         -------------         -------------

                                                                     $     935,988         $     967,487         $     868,830
                                                                     =============         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                 $       6,000         $         393         $         728
   Accounts payable                                                         79,451                76,742                83,305
   Gift cards, gift certificates and merchandise credits
           outstanding                                                      38,446                37,924                30,418
   Accrued income taxes payable                                              7,141                25,798                13,803
   Other accrued liabilities                                                86,313               102,732                66,069
                                                                     -------------         -------------         -------------
        Total current liabilities                                          217,351               243,589               194,323

Long-term debt                                                              19,000                25,000                25,000
Other noncurrent liabilities                                                57,044                54,962                44,346

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares authorized,
      100,779,000 issued                                                   100,779               100,779               100,779
   Paid-in capital                                                         144,262               144,247               143,800
   Retained earnings                                                       553,434               539,776               447,379
   Cumulative other comprehensive loss                                        (278)               (2,210)               (3,483)
   Less -- 10,955,000, 10,045,000 and 7,046,000 common
      shares in treasury, at cost, respectively                           (155,604)             (138,656)              (83,314)
                                                                     -------------         -------------         -------------
                                                                           642,593               643,936               605,161
                                                                     -------------         -------------         -------------

                                                                     $     935,988         $     967,487         $     868,830
                                                                     =============         =============         =============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                          May 31,               June 1,
                                                                                            2003                 2002
                                                                                        ------------         ------------

Cash flow from operating activities:
        Net income                                                                      $     19,062         $     22,181
        Adjustments to reconcile to net cash provided
           by operating activities:
               Depreciation and amortization                                                  15,247               12,460
               Loss on disposal of fixed assets                                                  219                   48
               Deferred compensation                                                           1,785                1,500
               Tax benefit from options exercised by employees                                   549                3,892
               Other                                                                           1,397                  574
        Changes in cash from:
            Inventories                                                                       (5,158)             (27,961)
            Other accounts receivable and other current assets                                (2,534)              (8,797)
            Accounts payable and accrued expenses                                            (12,962)               1,902
            Accrued income taxes payable                                                     (18,657)             (15,935)
            Other noncurrent assets                                                             (807)                  (6)
            Other noncurrent liabilities                                                        (500)                (500)
                                                                                        ------------         ------------
                  Net cash used in operating activities                                       (2,359)             (10,642)
                                                                                        ------------         ------------

Cash flow from investing activities:
        Capital expenditures                                                                 (17,914)             (25,606)
        Proceeds from disposition of properties                                               23,487                  380
        Beneficial interest in securitized receivables                                        (2,373)               3,740
                                                                                        ------------         ------------
                  Net cash provided by (used in) investing activities                          3,200              (21,486)
                                                                                        ------------         ------------

Cash flow from financing activities:
        Cash dividends                                                                        (5,404)              (4,712)
        Purchases of treasury stock                                                          (20,490)             (12,657)
        Proceeds from stock options exercised and
           stock purchase plan and other, net                                                  3,008                9,582
        Repayments of long-term debt                                                            (390)                  --
                                                                                        ------------         ------------
                  Net cash used in financing activities                                      (23,276)              (7,787)
                                                                                        ------------         ------------

Change in cash and cash equivalents                                                          (22,435)             (39,915)
Cash and cash equivalents at beginning of period                                             242,114              235,609
                                                                                        ------------         ------------
Cash and cash equivalents at end of period                                              $    219,679         $    195,694
                                                                                        ============         ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 31, 2003
                     (in thousands except per share amounts)
                                   (unaudited)

                                       Common Stock                                      Cumulative
                                 ------------------------                                  Other                        Total
                                 Outstanding                  Paid-in      Retained     Comprehensive    Treasury    Shareholders'
                                    Shares       Amount       Capital      Earnings     Income (Loss)     Stock         Equity
                                 -----------   ----------    ----------    ----------   -------------   ----------   -------------
Balance March 1, 2003                 90,685   $  100,779    $  144,247    $  539,776     $   (2,210)   $ (138,656)  $  643,936

Comprehensive income:

     Net income                           --           --            --        19,062             --            --       19,062

     Other comprehensive
        income, net of tax:
        Currency translation
           adjustments                    --           --            --            --          1,932            --        1,932
                                                                                                                     ----------

Comprehensive income                                                                                                     20,994
                                                                                                                     ----------

Purchases of treasury stock           (1,163)          --            --            --             --       (20,490)     (20,490)

Exercise of stock options, stock
     purchase plan and other             222           --            15            --             --         3,542        3,557

Cash dividends ($.06 per share)           --           --            --        (5,404)            --            --       (5,404)
                                  ----------   ----------    ----------    ----------     ----------    ----------   ----------

Balance May 31, 2003                  89,744   $  100,779    $  144,262    $  553,434     $     (278)   $ (155,604)  $  642,593
                                  ==========   ==========    ==========    ==========     ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)


The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 2003. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of May 31, 2003, and the results of operations and cash flows for the three months ended May 31, 2003 and June 1, 2002 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 31, 2003 and June 1, 2002 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the statement of cash flows for the three months ended June 1, 2002 have been modified to conform to the May 31, 2003 method of presentation.

NOTE 1 - EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of May 31, 2003, there were 2,755,000 stock options outstanding with exercise prices greater than the average market price of the Company's common shares. As of June 1, 2002, there were no stock options outstanding with exercise prices greater than the average market price of the Company's common shares. Earnings per share for the three months ended May 31, 2003 and June 1, 2002 were calculated as follows (in thousands except per share amounts):


                                                                   Three Months Ended
                                                                 May 31,           June 1,
                                                                  2003              2002
                                                               ----------        ----------
Net income (Basic and Diluted)                                 $   19,062        $   22,181
                                                               ==========        ==========

Average shares outstanding during period:
     Basic                                                         90,145            93,708
         Plus assumed exercise of stock options                     2,053             2,905
                                                               ----------        ----------
     Diluted                                                       92,198            96,613
                                                               ==========        ==========

Earnings per share:
     Basic                                                     $      .21        $      .24
                                                               ==========        ==========

     Diluted                                                   $      .21        $      .23
                                                               ==========        ==========

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended May 31, 2003 and June 1, 2002 were as follows (in thousands):

                                                   Three Months Ended
                                                May 31,           June 1,
                                                 2003              2002
                                              ----------        ----------
Net income                                    $   19,062        $   22,181
Currency translation adjustments                   1,932             1,219
                                              ----------        ----------
     Comprehensive income                     $   20,994        $   23,400
                                              ==========        ==========

NOTE 3 - STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands except per share amounts):

                                                                          Three Months Ended
                                                                      May 31,              June 1,
                                                                        2003                 2002
                                                                    ------------         ------------
Net income, as reported                                             $     19,062         $     22,181

Less total stock-based employee compensation expense
      determined under fair value-based method,
      net of related tax effects                                          (1,934)              (1,155)
                                                                    ------------         ------------

Pro forma net income                                                $     17,128         $     21,026
                                                                    ============         ============

Pro forma earnings per share:
      Basic                                                         $        .19         $        .22
                                                                    ============         ============

      Diluted                                                       $        .19         $        .22
                                                                    ============         ============

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company also uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. For financial accounting purposes, the Company does not designate such contracts as hedges. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders' equity and cash flows.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company, through certain subsidiaries, operates stores in the United States and Canada under the names "Pier 1 Imports" and "Cargokids!" ("Cargokids"). In the United Kingdom, retail locations operate under the name "The Pier." The Company has over 1,000 retail locations in 50 states, Canada, Puerto Rico, the United Kingdom and Mexico with merchandise directly imported from over 40 countries around the world.

RESULTS OF OPERATIONS

Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

                                      Three Months Ended
                                   May 31,           June 1,
                                    2003              2002
                                 ----------        ----------
Pier 1 Imports stores            $  384,583        $  369,564
The Pier stores                      11,199             8,995
Cargokids stores                      3,881             2,753
Internet                              1,715               909
Other (1)                             1,334             2,208
                                 ----------        ----------

     Net sales                   $  402,712        $  384,429
                                 ==========        ==========

(1) Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Cargokids' contract sales.

Net sales for the first quarter of fiscal 2004 were up 4.8% to $402.7 million from $384.4 million for the same period last year. Comparable store sales for the quarter declined 3.6% compared to a 9.5% increase for the first quarter last year and a 2.8% increase for the first quarter of fiscal 2002. The Company believes the decrease in comparable store sales was the result of a decline in consumer confidence caused by overall weakness in the economy, an extended period of inclement weather conditions throughout various regions of the United States and geopolitical instability.

During the quarter, the Company continued to execute its accelerated growth strategy by opening 12 and closing five North American Pier 1 stores, and opening three and closing one Cargokids stores, which resulted in an overall increase of 0.9% in total retail square footage during the quarter and an increase of 10.0% over the same quarter last year. The North American Pier 1 store count totaled 1,007 at the end of the first quarter compared to 925 stores a year ago. Including Cargokids and all other worldwide locations, the Company's store count totaled 1,083 at the end of the first quarter of fiscal 2004.

A summary reconciliation of the Company's stores open at the beginning of fiscal 2004 to the number open at the end of the first quarter follows (openings and closings include relocated stores):

                                  Pier 1 North
                                    American              International (1)           Cargokids                    Total
                                  ------------            -----------------          ------------              ------------
Open at March 1, 2003                    1,000                        49                       25                     1,074
     Openings                               12                        --                        3                        15
     Closings                               (5)                       --                       (1)                       (6)
                                  ------------              ------------             ------------              ------------
Open at May 31, 2003                     1,007                        49                       27                     1,083
                                  ============              ============             ============              ============

(1) International stores were located in Puerto Rico, the United Kingdom and Mexico.

Net sales on the Company's proprietary credit card totaled $106.6 million for the first quarter of fiscal 2004, representing an increase of 5.7% over proprietary credit card sales of $100.9 million for the same period of fiscal 2003. First quarter proprietary credit card sales comprised 28.9% of U.S. store sales versus 28.3% in the same period last fiscal year, and average sale per transaction on the card during the first quarter was $168 versus $166 for last year's first quarter. The Company continues to grow overall sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders, including 90-day deferred payment options on larger purchases.

Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased 90 basis points to 41.8% for the first quarter of fiscal 2004 from 42.7% last year. Merchandise margins increased 40 basis points for the quarter as a result of higher initial markups offset somewhat by an increase in promotional discounts as a percentage of sales. The Company expects that margin rates for fiscal 2004 may be flat or decline slightly from fiscal 2003 rates. Store occupancy costs for the quarter increased 130 basis points as a percentage of sales to 14.6% of sales from 13.3% last year as a result of relatively fixed rental costs spread over a lower sales base and from an increase in the percentage of total sales from newer stores, for which occupancy costs as a percentage of sales tend to be higher until the stores reach maturity.

Selling, general and administrative expenses for the first quarter of fiscal 2004 were $125.8 million, an increase over the same quarter last year of $7.4 million or 40 basis points as a percentage of sales. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, were well controlled and declined nearly 55 basis points as a percentage of sales. Store payroll including bonus increased $2.3 million, yet declined 10 basis points as a percentage of sales. Marketing expenditures were $21.7 million or 5.4% of sales for the quarter, a decrease of 30 basis points from the same quarter last year, primarily as a result of savings from slightly decreased television advertising that were partially offset by an increase in spending on newspaper inserts. Although the timing of the Company's marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for the year to be comparable to last year's levels as a percentage of sales at approximately 4.5% of sales. Other variable expenses, including supplies and equipment rental decreased $0.3 million or 15 basis points as a percentage of sales, primarily as a result of continued savings from implementation of a redesigned program for bags, gift boxes and tissue paper. Non-variable selling, general and administrative expenses increased $5.6 million, or 100 basis points as a percentage of sales, primarily from increases in general taxes, workers' compensation and other types of general insurance and technology costs.

Depreciation and amortization expense for the first quarter was $12.2 million compared to $10.7 million for the same period last year, representing an increase of 20 basis points as a percentage of sales. This increase was largely attributable to an overall increase in the number of stores open at the end of the first quarter of fiscal 2004 compared to the end of the first quarter of fiscal 2003 and to depreciation expense on information systems technology and related software applications that were implemented subsequent to the end of last year's first quarter.

Operating income for the quarter was $30.3 million, or 7.5% of sales, compared to $34.9 million, or 9.1% of sales, during last year's first quarter

The Company's effective income tax rate for fiscal 2004 is estimated at 37%, consistent with fiscal 2003.

Net income for the first quarter of fiscal 2004 was $19.1 million, or $.21 per diluted share, compared to net income of $22.2 million, or $.23 per diluted share, for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter of fiscal 2004 with $219.7 million of cash compared to $195.7 million a year ago. Operating activities in the first quarter of fiscal 2004 used $2.4 million of cash versus $10.6 million used during the same period last year. The decline in cash used in operations was primarily the result of a decrease in the rate of inventory growth during the first quarter of fiscal 2004, when inventory increased $5.2 million compared to last year's first quarter increase of $28.0 million. Inventory levels at the end of the first quarter of fiscal 2004 were $338.5 million, up $35.1 million, or 11.6%, over inventory levels at the end of last year's first quarter, primarily as a result of an increase in total retail square footage of 10%. The Company believes its current inventory levels are well positioned and in line with net square footage growth, with North American Pier 1 inventory per retail square foot of $42, an increase of 1% over the year ago period. The primary usage of operating funds during the quarter was $31.6 million for the reduction of accounts payable and accrued liabilities related primarily to the payment of accrued income taxes and accrued management bonuses.

During the first three months of fiscal 2004, the Company received a net of $3.2 million from investing activities, which included $23.5 million in proceeds related to the sale-leaseback of the new distribution facility in Savannah, Georgia. The resulting lease has qualified for operating lease treatment. Capital expenditures were $17.9 million and consisted primarily of fixtures, equipment, and leasehold improvements for new and existing Pier 1 and Cargokids stores and the new Savannah distribution facility, and for information systems' enhancements and construction costs for the new corporate headquarters. Capital expenditures for fiscal 2004 are expected to be in the range of $100 to $105 million, net of the $23.5 million proceeds received from the sale-leaseback of the new Savannah distribution facility. The Company plans to open approximately 115 to 120 new Pier 1 stores in the United States and Canada during fiscal year 2004 and plans to close or relocate 35 to 40 stores over the same period. The new Pier 1 stores will be located in both existing metropolitan and single-store markets, and will include two to three large format stores this year. In addition, the Company will continue with expansion plans for Cargokids and expects to open 20 to 25 net new Cargokids stores in the southeastern region of the United States and plans to relocate three to five Cargokids stores during fiscal year 2004.

Through the first quarter of fiscal 2004, the Company's beneficial interest in securitized receivables increased $1.8 million to $42.3 million, as a result of an increase in the total receivables portfolio in the Master Trust from $136.3 million at fiscal 2003 year-end to $139.3 million at the end of the first quarter of fiscal 2004. These proprietary credit card receivables have increased as a result of an increase in total credit card sales. The Company has continued to have $100 million of beneficial interests held by outside parties and all proprietary credit card receivables are securitized at both fiscal 2003 year-end and the end of the first quarter of fiscal 2004.

Financing activities for the first three months of fiscal 2004 used a net $23.3 million of the Company's cash resources. During the quarter, the Board of Directors authorized share repurchases of up to $150 million of the Company's common stock, replacing the previous authorization in effect for fiscal 2003. The Company repurchased 1,162,500 shares of its common stock for $20.5 million, including fees during the first quarter of fiscal 2004, and subsequent to the first quarter-end, the Company repurchased 250,000 additional shares of its common stock leaving $128.4 million authorized for repurchase under the current authorization. Dividend payments totaled $5.4 million for the first quarter of fiscal 2004, and other financing activities, primarily the exercise of stock options, provided net cash of $3.0 million.

At the end of the first quarter, the Company's minimum operating lease commitments remaining for fiscal 2004 were $147.3 million. The present value of total existing minimum operating lease commitments discounted at 10% was $866.1 million at fiscal 2004 first quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company's bank facilities consist of a $125 million revolving credit facility, all of which was available at the end of the first quarter. This facility expires in November of 2003 and the Company expects to renew or replace it with a comparable facility prior to its expiration. The Company also has other short-term bank facilities totaling $156.6 million, used principally for the issuance of letters of credit; $41.6 million of these facilities was available at May 31, 2003. The Company's current ratio was 3.0 to 1 at the end of the first quarter of fiscal 2004 compared to 2.7 to 1 at the end of fiscal year 2003.

In June 2003, the Company declared a quarterly cash dividend of $.08 per share payable on August 20, 2003 to shareholders of record on August 6, 2003. The Company currently expects to continue to pay cash dividends but to retain most of its future earnings for expansion of the Company's business.

The Company believes the funds provided from operations, available lines of credit and sales of the Company's proprietary credit card receivables will be sufficient to meet the Company's expected cash requirements for the next fiscal year.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute "forward-looking statements" that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company's shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and other similar expressions. Management's expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company's key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 1, 2003, as filed with the Securities and Exchange Commission.

IMPACT OF INFLATION

Inflation has not had a significant impact on the operations of the Company.

                                     PART I

Item 4. Controls and Procedures.

As of May 31, 2003 and within 90 days prior to this filing, pursuant to the requirements of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer ("CEO") and the Executive Vice President, Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2003.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 26, 2003 for the purpose of electing six (6) Directors to hold office until the next Annual Meeting of Shareholders and to vote on the proposed amendment to the Company's 1999 Stock Plan. The result of the election and vote follows:

Director Election:

    Director                        For                        Withheld
-------------------             ----------                    ----------
Marvin J. Girouard              76,749,660                     1,224,192
James M. Hoak, Jr.              77,000,581                       973,271
Tom M. Thomas                   76,128,011                     1,845,841
John H. Burgoyne                76,142,295                     1,831,557
Michael R. Ferrari              77,015,823                       958,029
Karen W. Katz                   77,025,090                       948,762

Proposed amendment to the Pier 1 Imports, Inc. 1999 Stock Plan:

        For                        Against                     Abstain
--------------------           ----------------            ---------------
     70,166,052                    6,912,950                   894,850

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits                               See Exhibit Index.

         (b)      Reports on Form 8-K

                  On June 18, 2003, the Company furnished a Current Report on Form 8-K containing an earnings release that reported results of operations for the quarter ended May 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PIER 1 IMPORTS, INC. (Registrant)


Date: July 10, 2003           By: /s/ Marvin J. Girouard
                                  ---------------------------------------------
                                  Marvin J. Girouard, Chairman of the Board
                                  and Chief Executive Officer



Date: July 10, 2003           By: /s/ Charles H. Turner
                                  ---------------------------------------------
                                  Charles H. Turner, Executive Vice President,
                                  Chief Financial Officer and Treasurer



Date: July 10, 2003           By: /s/ Susan E. Barley
                                  ---------------------------------------------
                                  Susan E. Barley, Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
10.15.2           The 1999 Stock Plan as Amended June 26, 2003, incorporated herein by reference to Appendix A, page A-1, of the Company's
                  Proxy Statement for the fiscal year ended March 1, 2003.


99.1 Management's certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Management's certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
