Form 10-Q
period 2003-08-30
PIER 1 IMPORTS INC/DE
filed 2003-10-09
CIK 278130

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission File Number 1-7832

                              PIER 1 IMPORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       75-1729843
-------------------------------                  --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

             301 Commerce Street, Suite 600, Fort Worth, Texas 76102
  ----------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (817) 252-8000
      -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Shares outstanding as of September 29, 2003
-------------------------------     -------------------------------------------
 Common Stock, $1.00 par value                      88,932,518

                                     PART I

Item 1. Financial Statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                  Aug. 30,        Aug. 31,         Aug. 30,        Aug. 31,
                                                                    2003            2002             2003            2002
                                                                -----------     -----------     ------------    ------------
Net sales                                                       $   427,831     $   410,902     $    830,543    $    795,331

Operating costs and expenses:
   Cost of sales (including buying and store
       occupancy costs)                                             258,719         245,973          493,234         466,409
   Selling, general and administrative expenses                     127,725         118,612          253,503         236,945
   Depreciation and amortization                                     12,263          11,329           24,424          22,060
                                                                -----------     -----------     ------------    ------------
                                                                    398,707         375,914          771,161         725,414
                                                                -----------     -----------     ------------    ------------

          Operating income                                           29,124          34,988           59,382          69,917
Nonoperating (income) and expenses:
   Interest and investment income                                      (524)           (699)          (1,161)         (1,536)
   Interest expense                                                     385             645            1,022           1,203
                                                                -----------     -----------     ------------    ------------
                                                                       (139)            (54)            (139)           (333)
                                                                -----------     -----------     ------------    ------------

          Income before income taxes                                 29,263          35,042           59,521          70,250

Provision for income taxes                                           10,827          12,969           22,023          25,996
                                                                -----------     -----------     ------------    ------------

Net income                                                      $    18,436     $    22,073     $     37,498    $     44,254
                                                                ===========     ===========     ============    ============

Earnings per share:
       Basic                                                    $       .21     $       .24     $        .42    $        .47
                                                                ===========     ===========     ============    ============

       Diluted                                                  $       .20     $       .23     $        .41    $        .46
                                                                ===========     ===========     ============    ============

Dividends declared per share:                                   $       .08     $       .05     $        .14    $        .10
                                                                ===========     ===========     ============    ============

Average shares outstanding during period:
       Basic                                                         89,410          93,032           89,778          93,370
                                                                ===========     ===========     ============    ============

       Diluted                                                       91,622          95,471           91,910          96,042
                                                                ===========     ===========     ============    ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                 August 30,        March 1,       August 31,
                                                                   2003              2003           2002
                                                               -------------    ------------    -------------
                                                                (unaudited)                      (unaudited)
ASSETS

Current assets:
   Cash, including temporary investments of $175,685,
      $225,882 and $137,919, respectively                      $     185,888    $    242,114    $     149,513
   Beneficial interest in securitized receivables                     41,856          40,538           40,831
   Other accounts receivable, net                                     10,939          11,420           12,494
   Inventories                                                       369,215         333,350          357,252
   Prepaid expenses and other current assets                          44,129          36,179           40,482
                                                               -------------    ------------    -------------
        Total current assets                                         652,027         663,601          600,572

Properties, net                                                      245,118         254,503          233,497
Other noncurrent assets                                               50,373          49,383           47,144
                                                               -------------    ------------    -------------
                                                               $     947,518    $    967,487    $     881,213
                                                               =============    ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and notes payable         $       6,000    $        393    $         388
   Accounts payable                                                   94,434          76,742           90,346
   Gift cards, gift certificates and merchandise credits
      outstanding                                                     39,273          37,924           31,061
   Accrued income taxes payable                                        1,446          25,798           12,263
   Other accrued liabilities                                          91,936         102,732           76,920
                                                               -------------    ------------    -------------
        Total current liabilities                                    233,089         243,589          210,978

Long-term debt                                                        19,000          25,000           25,000
Other noncurrent liabilities                                          60,134          54,962           47,073

Shareholders' equity:
   Common stock, $1.00 par, 500,000,000 shares
      authorized, 100,779,000 issued                                 100,779         100,779          100,779
   Paid-in capital                                                   144,456         144,247          144,052
   Retained earnings                                                 564,728         539,776          464,808
   Cumulative other comprehensive loss                                (1,222)         (2,210)          (2,797)
   Less -- 11,806,000, 10,045,000 and 8,426,000
      common shares in treasury, at cost, respectively              (173,446)       (138,656)        (108,680)
                                                               -------------    ------------    -------------
                                                                     635,295         643,936          598,162
                                                               -------------    ------------    -------------
                                                               $     947,518    $    967,487    $     881,213
                                                               =============    ============    =============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                August 30,        August 31,
                                                                                  2003              2002
                                                                              -------------     ------------
Cash flow from operating activities:
      Net income                                                              $      37,498     $     44,254
      Adjustments to reconcile to net cash provided
         by (used in) operating activities:
             Depreciation and amortization                                           30,830           26,642
             Loss on disposal of fixed assets                                           417              448
             Deferred compensation                                                    4,453            2,967
             Tax benefit from options exercised by employees                          1,312            4,498
             Other                                                                    2,395              559
      Changes in cash from:
          Inventories                                                               (35,865)         (81,819)
          Other accounts receivable, prepaid expenses and
              other current assets                                                   (4,841)          (6,126)
          Accounts payable and accrued expenses                                       7,545           21,917
          Accrued income taxes payable                                              (24,352)         (17,475)
          Other noncurrent assets                                                    (1,014)            (542)
          Other noncurrent liabilities                                                 (500)            (500)
                                                                              -------------     ------------
                Net cash provided by (used in) operating activities                  17,878           (5,177)
                                                                              -------------     ------------

Cash flow from investing activities:
      Capital expenditures                                                          (46,387)         (46,598)
      Proceeds from disposition of properties                                        23,506              629
      Beneficial interest in securitized receivables                                 (1,918)           3,789
                                                                              -------------     ------------
                Net cash used in investing activities                               (24,799)         (42,180)
                                                                              -------------     ------------

Cash flow from financing activities:
      Cash dividends                                                                (12,546)          (9,356)
      Purchases of treasury stock                                                   (41,554)         (40,161)
      Proceeds from stock options exercised,
         stock purchase plan and other, net                                           5,185           11,142
      Repayments of notes payable                                                      (390)            (364)
                                                                              -------------     ------------
                Net cash used in financing activities                               (49,305)         (38,739)
                                                                              -------------     ------------

Change in cash and cash equivalents                                                 (56,226)         (86,096)
Cash and cash equivalents at beginning of period                                    242,114          235,609
                                                                              -------------     ------------
Cash and cash equivalents at end of period                                    $     185,888     $    149,513
                                                                              =============     ============

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 30, 2003
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                    Cumulative
                                         Common Stock                                 Other                      Total
                                   Outstanding               Paid-in    Retained   Comprehensive   Treasury   Shareholders'
                                     Shares       Amount     Capital    Earnings   Income (Loss)    Stock        Equity
                                   -----------  ---------   ---------   --------   -------------  ---------   -------------
Balance March 1, 2003                 90,685    $ 100,779   $ 144,247   $539,776   $   (2,210)    $(138,656)  $  643,936

Comprehensive income:

     Net income                            -            -           -     37,498            -             -       37,498

     Other comprehensive
       income, net of tax:
        Currency translation
           adjustments                     -            -           -          -          988             -          988
                                                                                                              ----------

Comprehensive income                                                                                              38,486
                                                                                                              ----------

Purchases of treasury stock           (2,238)           -           -          -            -       (41,554)     (41,554)

Exercise of stock options, stock
     purchase plan and other             447            -         209          -            -         6,764        6,973

Cash dividends
     ($.14 per share)                      -            -           -    (12,546)           -             -      (12,546)
                                      ------    ---------   ---------   --------   ----------    ----------   ----------

Balance August 30, 2003               88,894    $ 100,779   $ 144,456   $564,728   $   (1,222)   $ (173,446)  $  635,295
                                      ======    =========   =========   ========   ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                              PIER 1 IMPORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED AUGUST 30, 2003
                               AND AUGUST 31, 2002
                                   (unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 2003. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 30, 2003, and the results of operations and cash flows for the three and six months ended August 30, 2003 and August 31, 2002 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 30, 2003 and August 31, 2002 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the consolidated balance sheet as of August 31, 2002, and in the consolidated statement of cash flows for the six months then ended have been modified to conform to the August 30, 2003 method of presentation.

NOTE 1 - EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of August 30, 2003 and August 31, 2002, there were stock options outstanding of 2,767,500 and 305,550, respectively, with exercise prices greater than the average market price of the Company's common shares. Earnings per share for the three and six months ended August 30, 2003 and August 31, 2002 are calculated as follows (in thousands except per share amounts):

                                                     Three Months Ended         Six Months Ended
                                                   Aug. 30,      Aug. 31,     Aug. 30,     Aug. 31,
                                                     2003          2002         2003         2002
                                                  ----------    ----------   ----------   ----------
Net income (Basic and Diluted)                    $   18,436    $   22,073   $   37,498   $   44,254
                                                  ==========    ==========   ==========   ==========

Average shares outstanding during period:
     Basic                                            89,410        93,032       89,778       93,370
         Plus assumed exercise of stock options        2,212         2,439        2,132        2,672
                                                  ----------    ----------   ----------   ----------
     Diluted                                          91,622        95,471       91,910       96,042
                                                  ==========    ==========   ==========   ==========

Earnings per share:
     Basic                                        $      .21    $      .24   $      .42   $      .47
                                                  ==========    ==========   ==========   ==========

     Diluted                                      $      .20    $      .23   $      .41   $      .46
                                                  ==========    ==========   ==========   ==========

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six months ended August 30, 2003 and August 31, 2002 are as follows (in thousands):

                                      Three Months Ended        Six Months Ended
                                    Aug. 30,     Aug. 31,     Aug. 30,     Aug. 31,
                                      2003         2002         2003         2002
                                   ----------   ----------   ----------   ----------
Net income                         $   18,436   $   22,073   $   37,498   $   44,254
Currency translation adjustments         (944)         686          988        1,905
                                   ----------   ----------   ----------   ----------

     Comprehensive income          $   17,492   $   22,759   $   38,486   $   46,159
                                   ==========   ==========   ==========   ==========

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands except per share amounts):

                                           Three Months Ended           Six Months Ended
                                         Aug. 30,      Aug. 31,      Aug. 30,      Aug. 31,
                                           2003          2002          2003          2002
                                        ----------    ----------    -----------   -----------
Net income, as reported                 $   18,436    $   22,073    $    37,498   $    44,254

Less total stock-based employee
   compensation expense determined
   under fair value-based method,
   net of related tax effects               (1,902)       (1,301)        (3,836)       (2,456)
                                        ----------    ----------    -----------   -----------

Pro forma net income                    $   16,534    $   20,772    $    33,662   $    41,798
                                        ==========    ==========    ===========   ===========

Pro forma earnings per share:
   Basic                                $      .18    $      .22    $       .37   $       .45
                                        ==========    ==========    ===========   ===========

   Diluted                              $      .18    $      .22    $       .37   $       .44
                                        ==========    ==========    ===========   ===========

NOTE 4 - NEW CREDIT FACILITY

In August 2003, the Company replaced its five-year $125 million revolving credit facility with a comparable three-year $125 million revolving credit facility. The new agreement contains substantially similar terms as the previous agreement and has certain restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net cash flow and fixed charge coverage) and minimum tangible net worth. The new credit facility bears a floating interest rate (currently LIBOR plus 1.0%) based on the Company's corporate debt rating, and as of the end of the second quarter of fiscal 2004, there were no borrowings under the credit agreement.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company also uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. For financial accounting purposes, the Company does not designate such contracts as hedges. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders' equity and cash flows.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Pier 1 Imports, Inc. (the "Company") is one of North America's largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company, through certain subsidiaries, operates stores in North America under the names "Pier 1 Imports" and "Cargokids". In the United Kingdom, retail locations operate under the name "The Pier." The Company has over 1,100 retail locations in 50 states, Canada, Puerto Rico, the United Kingdom and Mexico with merchandise directly imported from over 40 countries around the world.

RESULTS OF OPERATIONS

Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

                                Three Months Ended           Six Months Ended
                             August 30,     August 31,    August 30,    August 31,
                               2003           2002          2003          2002
                            -----------    -----------   -----------   -----------
Pier 1 Imports stores       $   407,595    $ 393,679     $ 792,178     $ 763,243
The Pier                         11,919       10,805        23,118        19,800
Cargokids stores                  4,553        2,795         8,434         5,549
Internet                          2,024        1,459         3,739         2,368
Other (1)                         1,740        2,164         3,074         4,371
                            -----------    ---------     ---------     ---------

     Net Sales              $   427,831    $ 410,902     $ 830,543     $ 795,331
                            ===========    =========     =========     =========

(1) Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Cargokids' contract sales. As of August 30, 2003, Cargokids no longer sells merchandise under wholesale contracts.

The Company recorded net sales of $427.8 million for the second quarter of fiscal 2004, an increase of $16.9 million or 4.1% over last year's second quarter net sales of $410.9 million. Net sales for the first six months of fiscal 2004 improved 4.4% to $830.5 million from $795.3 million for the same period a year ago. Comparable store sales decreased 4.2% and 3.8% for the quarter and year-to-date periods, respectively. The Company believes that the declines in comparable store sales were the result of a variety of factors, including difficult comparisons to last year's comparable store sales gains for the quarter and year-to-date periods of 5.8% and 7.4%, respectively. Although the Company had increases in average ticket during both periods, decreased traffic and conversion rates throughout the first half of fiscal 2004 also contributed to the decline in comparable store sales. Concerns during the first half of the fiscal year regarding uncertain domestic economic conditions and continuing global unrest led the Company to execute a conservative approach with regards to inventory planning, focusing on replenishment of existing merchandise rather than adding new and innovative merchandise in hopes of limiting excess capacity and the risk of potential markdowns. The Company believes that this conservative inventory approach was a factor that led to decreased sales during the quarter, and consequently, the Company has now accelerated the flow of new merchandise to its stores. For the first six months of fiscal 2004, the continued decline in consumer confidence along with the factors discussed above for the second quarter, the high comparable store sales during the same period last year and the decline in customer traffic and conversion rates as discussed above, contributed to the decline in year-to-date comparable store sales.

During the quarter, the Company continued to implement its long-term growth strategy by opening 34 and closing 13 Pier 1 stores and opening six and closing one Cargokids stores, which resulted in an overall increase of 2.8% in total retail square footage during the quarter and an increase of 10.1% over the second quarter of fiscal year 2003. During the first six months of fiscal 2004, the Company opened 46 and closed 18 North American Pier 1 stores and opened nine and closed two Cargokids stores, which resulted in an increase of 3.6% in total retail square footage from the beginning of fiscal 2004. The North American Pier 1 store count totaled 1,028 at the end of the second quarter compared to 949 stores a year ago. Including Cargokids and all other worldwide locations, the Company's store count totaled 1,109 at the end of the second quarter of fiscal 2004.

A summary reconciliation of the Company's stores open at the beginning of fiscal 2004 to the number open at the end of the second quarter follows (openings and closings include relocated stores):

                                          Pier 1 North
                                            American      International (1)   Cargokids   Total
                                          -------------   -----------------   ---------  --------
Open at March 1, 2003                          1,000              49               25       1,074
     Openings                                     46               -                9          55
     Closings                                    (18)              -               (2)        (20)
                                               -----              --               --       -----
Open at August 30, 2003                        1,028              49               32       1,109
                                               =====              ==               ==       =====

(1) International stores were located in Puerto Rico, the United Kingdom and Mexico.

Net sales on the Company's proprietary credit card during the second quarter of fiscal 2004 were $107.3 million, flat compared to $107.4 million during last year's second quarter. Year-to-date proprietary credit card sales totaled $214.0 million, an increase of 2.7% over the same period last year. Second quarter proprietary credit card sales comprised 27.6% of U.S. store sales versus 28.4% in the same period last fiscal year, while year-to-date proprietary credit card sales have remained flat when compared to the same period last year at 28.3% of total U.S. store sales. For the first six months of fiscal 2004, average ticket on the proprietary credit card was $166 compared to $163 for the same period last year. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company's most loyal customers.

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 60 basis points to 39.5% for the second quarter of fiscal 2004 and decreased nearly 80 basis points to 40.6% for the first half of fiscal 2004. As a percentage of sales, merchandise margins increased 50 basis points for both the second quarter and the six-month period ended August 30, 2003 over the comparable periods a year ago. This increase was primarily the result of a decrease in clearance activity during the quarter compared to the same period last year. Year-to-date merchandise margins also benefited from slightly higher initial markups. The Company believes that margin rates for the remainder of fiscal 2004 may decline from fiscal 2003 rates, as the sales mix may be slightly more promotional. Store occupancy costs, as a percentage of sales, increased 110 basis points and 120 basis points for the quarter and year-to-date periods, respectively, and was primarily a result of relatively fixed rental costs spread over a lower sales base and also from an increase in the percentage of total sales from newer stores, for which occupancy costs as a percentage of sales tend to be slightly higher until the stores reach maturity.

Selling, general and administrative expenses for the second quarter of fiscal 2004 were $127.7 million, an increase over the same quarter last year of $9.1 million or 100 basis points as a percentage of sales. Year-to-date selling, general and administrative expenses were $253.5 million, an increase of $16.6 million or 70 basis points as a percentage of sales. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $6.1 million and $7.9 million for the quarter and year-to-date periods, respectively. As a percentage of sales, these variable expenses increased 65 basis points for the second quarter and 10 basis points year-to-date. Store payroll has been well managed and increased $1.5 million yet declined 20 basis points as a percentage of sales for the quarter, primarily as a result of decreased bonus accruals. For the first half of fiscal 2004, store payroll increased $3.8 million and declined 10 basis points as a percentage of sales. Marketing expenses increased $3.7 million and $3.5 million for the quarter and year-to-date periods, respectively, representing increases of 70 basis points for the quarter and 20 basis points year-to-date, expressed as a percentage of sales. Increases in marketing expenses during the quarter resulted primarily from timing of advertising placements and an increase in spending on newspaper inserts. Although the timing of the Company's marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for fiscal 2004 to be comparable to last year's levels as a percentage of sales at 4.5% to 4.6% of sales. Other variable expenses, including supplies and equipment rental increased $0.9 million or 15 basis points for the quarter, yet remained flat at 2.3% of sales for the year-to-date period. Non-variable selling, general and administrative expenses increased $3.1 million and $8.6 million during the second quarter and year-to-date periods, respectively. As a percentage of sales, these fixed expenses increased 35 basis points for the quarter and 60 basis points for the year-to-date period partially because of the deleveraging impact of negative comparable store sales in both periods. Increases in non-variable selling, general and administrative expenses during the quarter also resulted from higher workers' compensation expense and general insurance costs, a trend that is expected to continue for the remainder of the fiscal year. Similarly, year-to-date increases in non-variable selling, general and administrative expenses resulted from increases in general taxes, workers' compensation and other types of general insurance expense, and technology costs.

Depreciation and amortization expense for the second quarter of fiscal 2004 was $12.3 million, an increase of $0.9 million, or 10 basis points as a percentage of sales, over last year's second quarter depreciation and amortization expense. For the first half of fiscal 2004, depreciation and amortization expense increased $2.4 million, or 10 basis points as a percentage of sales, to $24.4 million over last year's first six months. These increases were largely attributable to an overall increase in the number of stores open at the end of the second quarter of fiscal 2004 compared to the end of the second quarter of fiscal 2003 and to depreciation expense on information systems technology and related software applications that were implemented subsequent to last year's second quarter.

Operating income decreased 16.8% to $29.1 million for the second quarter of fiscal 2004 from $35.0 million for the second quarter of fiscal 2003. For the first six months of fiscal 2004, operating income decreased 15.1% to $59.4 million from $69.9 million for the same period last year. As a percentage of sales, operating income for the second quarter decreased to 6.8% from 8.5% for the same period a year ago. Year-to-date, operating income decreased to 7.1% of sales versus 8.8% of sales for the comparable period last year.

The Company's effective income tax rate for fiscal 2004 is estimated at 37%, consistent with fiscal 2003.

Net income for the second quarter of fiscal 2004 was $18.4 million, or $.20 per diluted share, compared to net income of $22.1 million, or $.23 per diluted share, for the second quarter of fiscal 2003. Net income for the first six months of fiscal 2004 was $37.5 million, or $.41 per diluted share, compared to net income of $44.3 million, or $.46 per diluted share, for the first six months of fiscal 2003. Net income for the quarter and year-to-date periods decreased 16.5% and 15.3%, respectively, and earnings per diluted share for the quarter and year-to-date periods decreased 13.0% and 10.9%, respectively, compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter of fiscal 2004 with $185.9 million in cash and temporary investments compared to $149.5 million a year ago. Operating activities in the first half of fiscal 2004 provided $17.9 million of cash versus using $5.2 million during the same period last year. The change in operating cash flow was primarily the result of a decrease in the rate of inventory growth during the first six months of fiscal 2004, when inventory increased $35.9 million compared to last year's increase of $81.8 million in the comparable period. Inventories at the end of the second quarter of fiscal 2004 were $369.2 million, an increase of 3.3% from last year's second quarter inventory balance of $357.3 million, yet declined 6% to $44 per retail square foot at this year's second quarter-end from $47 per retail square foot a year ago for North American stores. During the second quarter of fiscal 2004, the Company began accelerating the flow of new merchandise into stores and inventory balances at the end of the third quarter of fiscal 2004 are expected to be almost even with last year's third quarter on a per square foot basis. Accrued income taxes decreased $24.4 million during the first half of fiscal 2004, primarily as a result of estimated tax payments.

During the first six months of fiscal 2004, the Company spent a net $24.8 million in investing activities. Capital expenditures were $46.4 million and consisted primarily of fixtures, equipment, and leasehold improvements for new and existing Pier 1 and Cargokids stores and the new distribution facility located in Savannah, Georgia, information systems' enhancements, and new corporate headquarters construction costs. Capital expenditures for fiscal 2004 are expected to be approximately $100 million, net of the $23.5 million in proceeds received during the first quarter of fiscal 2004 from the sale-leaseback of the new Savannah distribution facility. The Company remains on plan to open approximately 85 net new Pier 1 stores in the United States and Canada, and approximately 25 net new Cargokids stores in the southeastern region of the United States.

The Company's beneficial interest in securitized receivables increased $1.3 million through the first half of fiscal 2004 primarily as a result of an increase in the total receivables portfolio from $136.3 million at fiscal 2003 year-end to $138.9 million at the end of the second quarter of fiscal 2004. The increased proprietary credit card receivables resulted from an increase in total credit card sales. The Company has continued to have $100 million of these beneficial interests held by outside parties and all proprietary credit card receivables were securitized at both fiscal 2003 year-end and the end of the second quarter of fiscal 2004.

Financing activities for the first six months of fiscal 2004 used a net $49.3 million of the Company's cash resources. Year-to-date, the Company repurchased 2,238,000 shares of its common stock for $41.6 million, including fees, leaving $112.4 million remaining authorized for repurchase under the stock buyback program approved by the Board of Directors during the first quarter of fiscal 2004. Dividend payments totaled $12.5 million, or $.14 per share, for the first half of fiscal 2004, and other financing activities, primarily the exercise of stock options, provided cash of $4.8 million.

The Company's minimum operating lease commitments remaining for fiscal 2004 were $102.2 million. The present value of total existing minimum operating lease commitments discounted at 10% was $863.8 million at the fiscal 2004 second quarter-end.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. In August 2003, the Company replaced its five-year $125 million revolving credit facility with a comparable three-year $125 million revolving credit facility. The new agreement contains substantially similar terms as the previous agreement and has certain restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net cash flow and fixed charge coverage) and minimum tangible net worth. The new credit facility bears a floating interest rate (currently LIBOR plus 1.0%) based on the Company's corporate debt rating. The previous credit agreement has had no borrowings outstanding since the fourth quarter of fiscal 2001, and as of the end of the second quarter of fiscal 2004, there were no borrowings under the new credit agreement. The Company also has other long-term and short-term bank facilities used principally for the issuance of letters of credit totaling $158.4 million, of which $34.7 million was available at August 30, 2003. The Company's current ratio was 2.8 to 1 at the end of the second quarter of fiscal 2004 compared to 2.7 to 1 at the end of fiscal year 2003.

On September 25, 2003, the Company declared a cash dividend of $.08 per share payable on November 19, 2003 to shareholders of record on November 5, 2003. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company's business.

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

                                     PART I

Item 4. Controls and Procedures.

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 30, 2003, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has not been any change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits                                  See Exhibit Index.

         (b) Reports on Form 8-K

             On September 18, 2003, the Company furnished a Current Report on form 8-K containing an earnings release that reported results of operations for the quarter ended August 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PIER 1 IMPORTS, INC. (Registrant)

Date: October 9, 2003        By: /s/ Marvin J. Girouard
                                 -----------------------------------------------
                                 Marvin J. Girouard, Chairman of the Board
                                 and Chief Executive Officer

Date: October 9, 2003        By: /s/ Charles H. Turner
                                 -----------------------------------------------
                                 Charles H. Turner, Executive Vice President,
                                 Chief Financial Officer and Treasurer

Date: October 9, 2003        By: /s/ Susan E. Barley
                                 -----------------------------------------------
                                 Susan E. Barley, Principal Accounting Officer

                                  Exhibit Index

Exhibit No.       Description
----------        -----------
  10.1            Revolving Credit Agreement, dated August 22, 2003, among the Company, certain of its subsidiaries, Wells Fargo Bank, NA, Bank of America, NA, JPMorgan Chase Bank and others.

  31.1            Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

  31.2            Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

  32.1            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.