Form 10-Q
period 2003-11-29
PIER 1 IMPORTS INC/DE
filed 2004-01-09
CIK 278130

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(817) 252-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of December 29, 2003

Common Stock, $1.00 par value	88,611,859

PART I

Item 1. Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	Nov. 29,	Nov. 30,	Nov. 29,	Nov. 30,
	2003	2002	2003	2002

Net sales	$482,444	$438,501	$1,312,987	$1,233,832
Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	274,346	246,741	767,580	713,150
Selling, general and administrative expenses	143,997	130,156	397,500	367,101
Depreciation and amortization	13,140	12,305	37,564	34,365

	431,483	389,202	1,202,644	1,114,616

Operating income	50,961	49,299	110,343	119,216
Nonoperating (income) and expenses:
Interest and investment income	(462)	(627)	(1,623)	(2,163)
Interest expense	322	566	1,344	1,769

	(140)	(61)	(279)	(394)

Income before income taxes	51,101	49,360	110,622	119,610
Provision for income taxes	18,907	18,260	40,930	44,256

Net income	$32,194	$31,100	$69,692	$75,354

Earnings per share:
Basic	$.36	$.34	$.78	$.81

Diluted	$.35	$.33	$.76	$.79

Dividends per share:	$.08	$.05	$.22	$.15

Average shares outstanding during period:
Basic	89,005	92,536	89,520	93,092

Diluted	91,588	94,810	91,803	95,631

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	November 29,	March 1,	November 30,
	2003	2003	2002

ASSETS
Current assets:
Cash, including temporary investments of $164,136, $225,882 and $133,902, respectively	$178,731	$242,114	$150,716
Beneficial interest in securitized receivables	51,237	40,538	49,662
Other accounts receivable, net	20,243	11,420	20,494
Inventories	404,152	333,350	382,180
Prepaid expenses and other current assets	38,158	36,179	41,616

Total current assets	692,521	663,601	644,668
Properties, net	272,262	254,503	246,786
Other noncurrent assets	48,310	49,383	46,727

	$1,013,093	$967,487	$938,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$6,000	$393	$390
Accounts payable	100,153	76,742	86,465
Gift cards, gift certificates and merchandise credits outstanding	40,486	37,924	32,509
Accrued income taxes payable	14,591	25,798	25,402
Other accrued liabilities	108,943	102,732	88,485

Total current liabilities	270,173	243,589	233,251
Long-term debt	19,000	25,000	25,000
Other noncurrent liabilities	60,518	54,962	48,941
Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	145,126	144,247	143,977
Retained earnings	589,785	539,776	491,269
Cumulative other comprehensive income (loss)	1,603	(2,210)	(2,380)
Less — 11,559,000, 10,045,000 and 7,959,000 common shares in treasury, at cost, respectively	(173,891)	(138,656)	(102,656)

	663,402	643,936	630,989

	1,013,093	967,487	938,181
Commitments and contingencies	—	—	—

	$1,013,093	$967,487	$938,181

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	November 29,	November 30,
	2003	2002

Cash flow from operating activities:
Net income	$69,692	$75,354
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	48,268	42,595
(Gain) loss on disposal of fixed assets	(552)	477
Deferred compensation	6,637	4,172
Tax benefit from options exercised by employees	4,355	6,364
Other	5,938	830
Changes in cash from:
Inventories	(70,802)	(106,747)
Other accounts receivable, prepaid expenses and other current assets	(18,477)	(17,912)
Accounts payable and accrued expenses	29,344	31,947
Accrued income taxes payable	(11,207)	(4,336)
Other noncurrent assets	(754)	(405)
Other noncurrent liabilities	(500)	(500)

Net cash provided by operating activities	61,942	31,839

Cash flow from investing activities:
Capital expenditures	(87,904)	(73,062)
Proceeds from disposition of properties	33,953	667
Beneficial interest in securitized receivables	(12,049)	(5,042)

Net cash used in investing activities	(66,000)	(77,437)

Cash flow from financing activities:
Cash dividends	(19,683)	(13,995)
Purchases of treasury stock	(52,292)	(40,161)
Proceeds from stock options exercised, stock purchase plan and other, net	13,040	15,225
Repayments of notes payable	(390)	(364)

Net cash used in financing activities	(59,325)	(39,295)

Change in cash and cash equivalents	(63,383)	(84,893)
Cash and cash equivalents at beginning of period	242,114	235,609

Cash and cash equivalents at end of period	$178,731	$150,716

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 29, 2003
(in thousands except per share amounts)
(unaudited)

	Common Stock				Cumulative
					Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity

Balance March 1, 2003	90,685	$100,779	$144,247	$539,776	$(2,210)	$(138,656)	$643,936
Comprehensive income:
Net income	—	—	—	69,692	—	—	69,692
Other comprehensive income, net of tax:
Currency translation adjustments	—	—	—	—	3,813	—	3,813

Comprehensive income							73,505

Purchases of treasury stock	(2,688)	—	—	—	—	(52,292)	(52,292)
Exercise of stock options, stock purchase plan and other	1,143	—	879	—	—	17,057	17,936
Cash dividends ($.22 per share)	—	—	—	(19,683)	—	—	(19,683)

Balance November 29, 2003	89,140	$100,779	$145,126	$589,785	$1,603	$(173,891)	$663,402

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 29, 2003
AND NOVEMBER 30, 2002
(unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 2003. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 29, 2003, and the results of operations and cash flows for the three and nine months ended November 29, 2003 and November 30, 2002 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 29, 2003 and November 30, 2002 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts previously reported in the consolidated balance sheet as of November 30, 2002, and in the consolidated statement of cash flows for the nine months then ended has been modified to conform to the November 29, 2003 method of presentation.

Note 1 — Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of November 29, 2003 there were no stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. As of November 30, 2002, there were 2,779,500 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. Earnings per share for the three and nine months ended November 29, 2003 and November 30, 2002 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended

	Nov. 29,	Nov. 30,	Nov. 29,	Nov. 30,
	2003	2002	2003	2002

Net income (Basic and Diluted)	$32,194	$31,100	$69,692	$75,354

Average shares outstanding during period:
Basic	89,005	92,536	89,520	93,092
Plus assumed exercise of stock options	2,583	2,274	2,283	2,539

Diluted	91,588	94,810	91,803	95,631

Earnings per share:
Basic	$.36	$.34	$.78	$.81

Diluted	$.35	$.33	$.76	$.79

Note 2 — Comprehensive income

The components of comprehensive income, net of related tax, for the three and nine months ended November 29, 2003 and November 30, 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Nov. 29,	Nov. 30,	Nov. 29,	Nov. 30,
	2003	2002	2003	2002

Net income	$32,194	$31,100	$69,692	$75,354
Currency translation adjustments	2,825	417	3,813	2,322

Comprehensive income	$35,019	$31,517	$73,505	$77,676

Note 3 — Stock-based compensation

The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes no compensation expense for the stock option grants.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended

	Nov. 29,	Nov. 30,	Nov. 29,	Nov. 30,
	2003	2002	2003	2002

Net income, as reported	$32,194	$31,100	$69,692	$75,354
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,444)	(1,754)	(6,280)	(4,211)

Pro forma net income	$29,750	$29,346	$63,412	$71,143

Pro forma earnings per share:
Basic	$.33	$.32	$.71	$.76

Diluted	$.33	$.31	$.69	$.75

Note 4 — New credit facility

In August 2003, the Company replaced its five-year $125 million revolving credit facility with a comparable three-year $125 million revolving credit facility. The new agreement contains substantially similar terms as the previous agreement and has certain restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net cash flow and fixed charge coverage) and minimum tangible net worth. The new credit facility bears a floating interest rate (currently LIBOR plus 1.0%) based on the Company’s corporate debt rating, and through the end of the third quarter of fiscal 2004, there were no borrowings under the credit agreement.

Note 5 — Recently issued accounting pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company also uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. For financial accounting purposes, the Company does not designate such contracts as hedges. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

Note 6 — Subsequent event — Debt repayment

Subsequent to the sale in the third quarter of the old distribution center located in Savannah, Georgia, the Company exercised its right to repay the $6.0 million outstanding balance in industrial revenue development bonds on December 1, 2003. These bonds were originally issued for the construction of the Savannah distribution center in December 1986 and were scheduled to mature in 2026. The extinguishment of these bonds did not have a material impact on the Company’s consolidated statement of operations.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Pier 1 Imports, Inc. (the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items for the home. The Company, through certain subsidiaries, operates stores in the United States and Canada under the names “Pier 1 Imports” and “Cargokids”. In the United Kingdom, retail locations operate under the name “The Pier.” The Company has over 1,100 retail locations in 50 states, Canada, Puerto Rico, the United Kingdom and Mexico with merchandise directly imported from over 40 countries around the world.

Results of Operations

Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	November 29,	November 30,	November 29,	November 30,
	2003	2002	2003	2002

Pier 1 Imports stores	$456,263	$417,064	$1,248,441	$1,180,308
The Pier stores	17,611	14,913	40,729	34,713
Cargokids stores	4,714	3,142	13,148	8,690
Internet	2,225	1,654	5,964	4,022
Other(1)	1,631	1,728	4,705	6,099

Net Sales	$482,444	$438,501	$1,312,987	$1,233,832

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Cargokids’ contract sales. As of August 30, 2003, Cargokids no longer sells merchandise under wholesale contracts.

Net sales for the third quarter of fiscal 2004 ended November 29, 2003 were $482.4 million, up 10.0% from last year’s net sales of $438.5 million. Year-to-date sales grew 6.4% to $1,313.0 million from $1,233.8 million a year ago. Comparable store sales for the quarter increased 1.6% versus an increase of 4.6% for the same quarter last year. Year-to-date comparable store sales declined 2.0% versus last year when comparable store sales gains were 6.4%. While customer traffic and conversion rates steadily improved throughout the third quarter compared to the first half of the year, both third quarter and year-to-date were below last year’s levels. Concerns regarding declining consumer confidence as a result of uncertain domestic economic conditions and continuing global unrest during the first half of the fiscal year led the Company to implement a conservative approach with regard to inventory planning in an attempt to limit the risk of excess quantities and potential markdowns. The Company believes this approach may have had a negative impact on sales earlier in the year and began increasing its merchandise orders in the second quarter. Net sales increases for the third quarter and first nine months of fiscal 2004 are principally the result of additional sales generated from 117 net new stores that have opened since November 30, 2002.

The Company continued to carry out its store growth strategy during the quarter by opening 55 and closing 13 North American Pier 1 stores, opening ten and closing one Cargokids stores, opening three stores and one “store-within-a- store” concept at The Pier and two “store-within-a-store” concepts in Sears de Mexico S.A. locations. As a result, total retail square footage increased 5.1% during the third quarter of fiscal 2004 and 11.5% since the same quarter last year. During the first nine months of fiscal 2004, the Company opened 101 and closed 31 North American Pier 1 stores, opened 19 and closed three Cargokids stores, and opened three stores and one “store-within-a-store” concept at The Pier and two “store-within-a-store” concepts at Sears de Mexico S.A., which resulted in an increase of 8.9% in total retail square footage from the beginning of fiscal 2004. The North American Pier 1 store count totaled 1,070 at the end of the third quarter compared to 980 stores a year ago. Including Cargokids and all other worldwide locations, the Company’s store count totaled 1,166 at the end of the third quarter of fiscal 2004.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2004 to the number open at the end of the third quarter follows (openings and closings include relocated stores):

	Pier 1 North
	American	International(1)	Cargokids	Total

Open at March 1, 2003	1,000	49	25	1,074
Openings	101	6	19	126
Closings	(31)	—	(3)	(34)

Open at November 29, 2003	1,070	55	41	1,166

(1)	International stores were located in Puerto Rico, the United Kingdom and Mexico.

For the quarter, net sales on the Company’s proprietary credit card grew 4.7% to $118.4 million compared to $113.1 million in the same period last year, while year-to-date proprietary credit card sales increased 3.4% to $332.3 million from last year’s $321.3 million. Third quarter proprietary credit card sales comprised 27.3% of U.S. store sales versus 28.3% in the same period last fiscal year, and year-to-date proprietary credit card sales accounted for 27.9% of U.S. store sales versus 28.3% in the year earlier period. For the first nine months of fiscal 2004, average ticket on the proprietary credit card was $167 compared to $161 for the same period last year. Although the proprietary credit card generates modest income, it primarily serves as a marketing tool to drive sales and to communicate to the Company’s most loyal customers.

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 60 basis points to 43.1% for the third quarter of fiscal 2004 and decreased 70 basis points to 41.5% of sales for the first nine months of fiscal 2004. As a percentage of sales, merchandise margins for the quarter were 56.2%, flat when compared to last year’s third quarter. Year-to-date merchandise margins increased 30 basis points to 55.5%, primarily the result of slightly improved input margins which were partially offset by an increase in promotional and clearance activity during the nine-month period. As a result of lower sales projections for the fourth quarter, the Company believes that merchandise margin rates for the quarter may be somewhat lower as a percentage of sales from the same period last year due to a slight shift in the Company’s sales mix to more promotional items and an increase in clearance markdowns. Merchandise margin rates for the year are expected to be slightly lower than fiscal 2003. Store occupancy costs, as a percentage of sales, increased 60 basis points to 13.1% and 100 basis points to 14.0% for the quarter and year-to-date periods, respectively, compared to the prior year. Until new stores reach maturity, rental costs tend to be higher as a percentage of sales than in old stores, and increases in comparable stores sales have been insufficient to leverage relatively fixed rental costs in older stores.

Selling, general and administrative expenses for the third quarter of fiscal 2004 were $144.0 million, or 29.8% of sales, compared to last year’s $130.2 million, or 29.7% of sales, an increase of $13.8 million or approximately 15 basis points as a percentage of sales. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $5.0 million over the same quarter last year, representing a decrease of more than 90 basis points as a percentage of sales. Store payroll, including bonus, continues to be well controlled, increasing $2.9 million but decreasing as a percentage of sales by slightly more than 60 basis points for the quarter. Marketing expenditures were $23.6 million or 4.9% of sales for the quarter, a decrease of 20 basis points from the same quarter last year. Store supplies and equipment expenses for the third quarter of fiscal 2004 increased $0.8 million over last year’s third quarter, a decrease of 10 basis points when expressed as a percentage of sales. Non-variable selling, general and administrative expenses increased by $8.8 million for the quarter, representing an increase of 110 basis points as a percentage of sales, largely as a result of increased insurance costs. The Company also experienced increases in other non-variable expenses such as technology costs associated with infrastructure upgrades, and slightly lower income from the Company’s proprietary credit card. These increases in costs were partially offset by a decrease in non-store bonus expense.

Selling, general and administrative expenses increased $30.4 million during the first nine months of fiscal 2004, an increase of 50 basis points as a percentage of sales. Year-to-date variable expenses increased $12.9 million but declined 30 basis points as a percentage of sales when compared to the same period a year ago. Year-to-date, store payroll, including bonus, increased $6.6 million but declined 30 basis points as a percentage of sales, primarily as a result of decreased store bonuses, which are awarded primarily based upon sales gains from the comparative period a year ago. Marketing expenditures for the first nine months of fiscal 2004 were $66.1 million, an increase of nearly 10 basis points as a percentage of sales. The timing of marketing expenditures varies slightly between fiscal quarters; however, the Company expects these expenses for fiscal 2004 to be slightly higher than last year’s levels as a percentage of sales at 4.6% to 4.7% of sales. Store supplies and equipment expenses increased $1.4 million year-to-date, a decrease of 10 basis points as a percentage of sales from the same period a year ago. Non-variable selling, general and administrative expenses increased $17.5 million during the first nine months of fiscal 2004, an increase of 80 basis points as a percentage of sales compared to the same period last year. The increases in year-to-date non-variable expenses are primarily attributable to increased insurance costs. The Company also experienced increases in other non-variable expenses such as general taxes, technology related costs and slightly lower income from the Company’s proprietary credit card.

Depreciation and amortization expense for the third quarter of fiscal 2004 increased $0.8 million to $13.1 million, a decrease of 10 basis points as a percentage of sales compared to the same period a year ago. For the first nine months of fiscal 2004, depreciation and amortization expense was $37.6 million, an increase of $3.2 million, or 10 basis points as a percentage of sales compared to the same period last year. These dollar increases were largely attributable to an overall increase in the number of stores open at the end of the third quarter of fiscal 2004 compared to the end of the third quarter of fiscal 2003 and to depreciation expense on information systems technology and related software applications that were implemented subsequent to last year’s third quarter.

Operating income for the quarter was $51.0 million, or 10.6% of sales, compared to $49.3 million, or 11.2% of sales, during last year’s third quarter. For the first nine months of fiscal 2004, operating income decreased 7.4% to $110.3 million from $119.2 million for the same period a year ago.

The Company’s effective income tax rate for fiscal 2004 is estimated at 37%, consistent with fiscal 2003.

Net income for the third quarter of fiscal 2004 was $32.2 million, or $.35 per diluted share, compared to net income of $31.1 million, or $.33 per diluted share, for the third quarter of fiscal 2003. Net income year-to-date was $69.7 million, or $.76 per diluted share, compared to net income of $75.4 million, or $.79 per diluted share, for the prior year. Net income increased 3.5% for the third quarter, yet declined 7.5% year-to-date, when compared to the same periods last year. Diluted earnings per share increased 6.1% for the quarter and declined 3.8% for the first nine months of fiscal 2004.

Liquidity and Capital Resources

The Company ended the third quarter of fiscal 2004 with $178.7 million in cash and temporary investments compared to $150.7 million a year ago. Total cash generated from operations was $61.9 million compared to $31.8 million a year ago. The increase in operating cash flow was primarily the result of a decrease in the rate of inventory growth during the first nine months of fiscal 2004, when inventory increased $70.8 million compared to last year’s increase of $106.7 million. Inventories at the end of the third quarter of fiscal 2004 were $404.2 million, an increase of 5.7% from last year’s third quarter inventory balance of $382.2 million. Compared to last year, inventory per retail square foot at the end of the quarter declined 4% to 5% to $46 in North American Pier 1 stores. Total inventory by fiscal 2004 year-end is expected to increase approximately 15% over last year, in line with new store growth and planned increases in comparable store sales for the first quarter of fiscal 2005. Increases in accounts payable and accrued expenses provided cash of $29.3 million during the first nine months of fiscal 2004. These increases resulted primarily from payables related to increased inventories and construction costs for new stores and the new corporate headquarters, and from growth in the liabilities for unredeemed gift cards, taxes, and insurance. Increases in other accounts receivable, prepaid expenses and other current assets required cash of $18.5 million year-to-date, and were primarily the result of an increase in third-party credit card receivables due to higher credit sales in the last week of November compared to the last week of fiscal 2003, and from increases in prepaid rent as a result of the increased number of stores.

During the first nine months of fiscal 2004, the Company spent a net of $66.0 million in investing activities. Capital expenditures were $87.9 million and consisted primarily of fixtures, equipment, and leasehold improvements for new and existing Pier 1 and Cargokids stores and for the new distribution facility located in Savannah, Georgia, information systems’ enhancements, and new corporate headquarters construction costs. Proceeds from the disposition of properties were $34.0 million and consisted primarily of cash received from the sale-leaseback of the new Savannah distribution center in the first quarter of fiscal 2004 and the sale of the old Savannah distribution center during the third quarter. Capital expenditures for fiscal 2004 are expected to be approximately $90 million, net of the $34.0 million in proceeds received from the disposition of properties. During the fourth quarter of fiscal 2004, the Company plans to open 19 and close or relocate eight North American Pier 1 stores, and open seven Cargokids stores. Fiscal 2005 capital expenditures are projected to be approximately $100 million.

Through the first nine months of fiscal 2004, the Company’s beneficial interest in securitized receivables increased $10.7 million to $51.2 million, primarily as a result of an increase in the total receivables portfolio in the Master Trust from $136.3 million at fiscal 2003 year-end to $149.4 million at the end of the third quarter of fiscal 2004. The increased proprietary credit card receivables resulted from an increase in total credit card sales. The Company has continued to have $100 million of these beneficial interests held by outside parties, and all proprietary credit card receivables were securitized throughout fiscal 2003 and through the end of the third quarter of fiscal 2004.

Financing activities for the first nine months of fiscal 2004 used a net $59.3 million of the Company’s cash resources. Through January 7, 2004, the Company repurchased 3,258,000 shares of its common stock for $64.7 million including fees (an average of approximately $19.85 per share), leaving $89.3 million remaining authorized for repurchase under the stock buyback program approved by the Board of Directors during the first quarter of fiscal 2004. Dividend payments totaled $19.7 million, or $.22 per share, for the first nine months of fiscal 2004, and other financing activities, primarily the exercise of stock options, provided net cash of $13.0 million.

At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2004 were $53.0 million. The present value of total existing minimum operating lease commitments discounted at 10% was $879.5 million at fiscal 2004 third quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, lines of credit and sales of proprietary credit card receivables. In August 2003, the Company replaced its five-year $125 million revolving credit facility with a comparable three-year $125 million revolving credit facility. The new agreement contains substantially similar terms as the previous agreement and has certain restrictive covenants requiring, among other things, the maintenance of certain financial ratios (including debt to net cash flow and fixed charge coverage) and minimum tangible net worth. The new credit facility bears a floating interest rate (currently LIBOR plus 1.0%) based on the Company’s corporate debt rating. The previous agreement had no borrowings outstanding since the fourth quarter of fiscal 2001, and through the end of the third quarter of fiscal 2004, there were no borrowings under the new credit agreement. Subsequent to the third quarter of fiscal 2004, the Company used a portion of the proceeds from the sale of the old distribution center in Savannah, Georgia to repay $6.0 million in industrial revenue bonds. The extinguishment of this debt, originally scheduled to mature in 2026, did not have a material impact on the Company’s consolidated statement of operations. The Company also has other long-term and short-term bank facilities totaling $160.3 million, used principally for the issuance of letters of credit. At November 29, 2003, $43.2 million was available under those facilities. The Company’s current ratio was 2.6 to 1 at the end of the third quarter of fiscal 2004 compared to 2.7 to 1 at the end of fiscal year 2003.

In December 2003, the Company declared a quarterly cash dividend of $.08 per share payable on February 18, 2004 to shareholders of record on February 4, 2004. The Company currently expects to continue to pay cash dividends but to retain most of its future earnings for expansion of the Company’s business.

The Company believes the funds provided from operations, available lines of credit, and sales of the Company’s proprietary credit card receivables will be sufficient to meet the Company’s expected cash requirements for the remainder of fiscal 2004 and the next fiscal year.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2003, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 4. Controls and Procedures.

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 29, 2003, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits	See Exhibit Index.

(b)	Reports on Form 8-K

On December 17, 2003, the Company furnished a Current Report on form 8-K containing an earnings release that reported results of operations for the quarter ended November 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date:	January 7, 2004	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board
and Chief Executive Officer

Date:	January 7, 2004	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President,
Chief Financial Officer and Treasurer

Date:	January 7, 2004	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.