Form 10-K
period 2004-02-28
PIER 1 IMPORTS INC/DE
filed 2004-05-13
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2004.

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

Company’s telephone number, including area code: (817) 252-8000

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
Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [X]  No  [  ]

     As of May 10, 2004, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,543,000,000 using the closing sales price on this day of $18.46. It is assumed for purposes of this computation an affiliate includes all persons registered as Registrant insiders with the Securities and Exchange Commission.

     As of May 10, 2004, 87,795,184 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Annual Report to Shareholders for the fiscal year ended February 28, 2004 in Parts I and II hereof; and

2)	Registrant’s Proxy Statement for the 2004 Annual Meeting in Part III hereof.

PART I

Item 1. Business.

(a)	General Development of Business.

     Throughout this document, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1” relate to the Company’s retail locations operating under the name Pier 1 Imports®. References to “The Pier” relate to the Company’s retail locations in the United Kingdom operating under the name The Pier®. References to “Cargokids” relate to the Company’s retail locations operating under the name Cargokids®.

     From the end of fiscal 1999 through the end of fiscal 2004, the Company expanded its specialty retail operations from 805 to 1,179 worldwide retail stores. In fiscal 2004, the Company continued to execute its expansion plans by opening 83 net new Pier 1 stores and 15 net new Cargokids stores. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, Pier 1 plans to open approximately 115 to 120 new stores and close approximately 40 stores in North America in fiscal 2005. A majority of the stores expected to close in fiscal 2005 are anticipated to be replaced with more favorable locations within the same market. Cargokids expects to open approximately 15 to 20 new stores and close a few under-performing stores from the original acquisition, with two stores possibly relocating to more upscale retail centers.

     Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2004:

Alexandria, VA
Algonquin, IL
Altamonte Springs, FL
Ancaster, ON
Anderson, SC
Antioch, CA
Augusta, GA
Augusta, ME
Austin, TX
Avon, CO
Blaine, MN
Calgary, AB
Carson City, NV
Central Valley, NY
Chesapeake, VA
Chesterfield, MO
Clearwater, FL
Coeur D’Alene, ID
Colorado Springs, CO (2 locations)
Columbia, SC
Conroe, TX
Coon Rapids, MN
Dallas, TX
Denton, TX
Durham, NC
East Point, GA
Eden Prairie, MN
Edgewater, NJ
Edmond, OK
Evansville, IN
Fairfield, CT
Falmouth, MA
Fenton, MI
Florissant, MO
Garner, NC
Germantown, WI
Glendale, CA
Glenview, IL
Goodyear, AZ
Granger, IN
Greenbelt, MD
Greenville, NC
Gurnee, IL
Hanover, MD
Henderson, NV
Hurst, TX
Independence, MO
Jacksonville Beach, FL
Jersey City, NJ
Kalispell, MT
Kansas City, MO (2 locations)
Keene, NH
Kelowna, BC
Kenosha, WI
Knoxville, TN
Lakewood, WA
Largo, MD
Las Vegas, NV (2 locations)
Logan, UT
Lombard, IL
Manahawkin, NJ
Marietta, GA
Marquette, MI
Massapequa Park, NY
Merced, CA
Miami, FL
Miami Beach, FL
Millbury, MA
Mooresville, NC
Nanaimo, BC
Nashville, TN
New Hartford, NY
New Hyde Park, NY
Noblesville, IN
Norcross, GA
Northville, MI
Orlando, FL (2 locations)
Palm Desert, CA
Pearland, TX
Pinole, CA
Plantation, FL
Port Coquitlam, BC
Poughkeepsie, NY
Quebec City, QC
Raleigh, NC
Riverhead, NY
Riverside, CA
Rome, GA
San Jose, CA
Scottsdale, AZ
Shawnee, KS
Sherwood Park, AB
Southfield, MI
Spartanburg, SC
Spring, TX
Springdale, OH
Springfield, PA
St. Augustine, FL
St. Cloud, MN
Stockton, CA
Strongsville, OH
Summerville, SC
Tampa, FL (2 locations)
Thornton, CO
Thousand Oaks, CA
Trinity, FL
University Heights, OH
Upper Arlington, OH
Vallejo, CA
Vancouver, BC
Viera, FL
Watauga, TX
Waterford, CT
West Chester, OH
Whitby, ON

     Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

     Cargokids is a 40-store retailer of children’s furniture and decorative accessories. The Company started operating Cargokids stores in March 2001. Cargokids utilizes a web site at cargokids.com to attract customers and provide information regarding placing orders, sale items and store locations.

     Set forth below is a list by city of Cargokids stores opened in North America in fiscal 2004:

Boca Raton, FL
Cedar Park, TX
Charlotte, NC (2 locations)
Clearwater, FL
Destin, FL
Durham, NC
Fredericksburg, VA
Frisco, TX
Ft. Lauderdale, FL
Ft. Meyers, FL
Marietta, GA
Miami, FL
Norcross, GA
Orlando, FL
Pensacola, FL
Raleigh, NC
Tampa, FL (2 locations)
Wilmington, DE
Winston-Salem, NC
Winter Park, FL

     Cargokids maintains a distribution center facility in Fort Worth, Texas, which presently serves all its retail locations.

     The Pier, a subsidiary of the Company located in the United Kingdom, operates 29 retail stores offering decorative home furnishings and related items in a setting similar to Pier 1 stores. The Pier operates a distribution facility near London, England. Additionally, The Pier has an online store, which can be accessed at pier.co.uk. During fiscal 2004, The Pier opened three new stores in England, and one in a “store within a store” format located in an existing Roches store. The Pier expects to open approximately three new stores in fiscal 2005, with one planned as a “store within a store” format.

     The Company has an arrangement to supply Sears de Mexico S.A. (“Sears Mexico”) with Pier 1 merchandise to be sold in a “store within a store” format in certain Sears Mexico stores. The agreement with Sears Mexico substantially insulates the Company from currency fluctuations in the value of the Mexican peso. In fiscal 2004, Sears Mexico opened three new stores offering Pier 1 merchandise. As of February 28, 2004, Pier 1 merchandise was offered in 20 Sears Mexico stores. Expansion plans for fiscal 2005 include five new stores in Mexico.

     The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”), which allows Sears Puerto Rico to market and sell Pier 1 merchandise in a “store within a store” format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of ten stores, and as of February 28, 2004, seven of these stores offered Pier 1 merchandise. The Company has no immediate plans for further expansion in Puerto Rico but may consider future sites.

     The Company owns a credit card bank in Omaha, Nebraska, operating under the name Pier 1 National Bank (the “Bank”). The Bank holds the credit card accounts for both the Pier 1 and Cargokids proprietary credit cards. As of February 28, 2004, the Company, through the Bank, had over 6,500,000 proprietary cardholders with approximately 1,186,000 active accounts (accounts with a purchase within the previous 12 months). Sales on the Company’s proprietary credit card accounted for 25.9% of total U.S. store sales in fiscal 2004. The Company continues to increase overall sales on its proprietary credit card by opening new accounts and developing customer loyalty through marketing promotions targeted to cardholders, including occasional programs offering a 90-day deferred payment option on larger purchases.

     Since June 2000, Pier 1 has operated an e-commerce web site, which can be accessed at pier1.com. In fiscal 2004, the site received an average of 1.4 million visitors per month, making it a significant marketing vehicle for the Company while providing customers with access to Pier 1 products and services at their convenience. Customers can shop from over 2,200 merchandise items as well as purchase gift cards, create and manage bridal and gift registries, view interactive versions of newspaper ad inserts, watch the most recent TV commercials and sign up for marketing email and direct mail. Pier 1’s Internet strategy in fiscal 2005 will continue to focus on cross-channel integration and effective utilization of the web site as a marketing vehicle to reach new and existing customers.

     (b) Financial Information about Industry Segments.

     In fiscal 2004, the Company operated in one business segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.

     Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are incorporated by reference into Item 8 herein.

     (c) Narrative Description of Business.

     The specialty retail operations of the Company consist of three chains of retail stores operating under the names “Pier 1 Imports”, “The Pier”, and “Cargokids”, selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.

     On February 28, 2004, the Company operated 1,015 Pier 1 stores in the United States and 68 Pier 1 stores in Canada, and supported eight franchised stores in the U.S. Additionally, the Company operated 29 stores primarily located in the United Kingdom under the name The Pier and 40 Cargokids stores located in the U.S. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a “store within a store” format in 20 Sears Mexico stores and in seven Sears Puerto Rico stores. Company-operated Pier 1 stores in the United States and Canada average approximately 9,600 gross square feet, which includes an average of approximately 7,700 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2004, net sales of the Company totaled $1,868.2 million.

     Pier 1’s growth strategy is to expand its North American store base to at least 1,500 locations. For fiscal 2005, the Company plans to open approximately 115 to 120 new stores, while closing approximately 40 stores. The majority of the stores closed will be relocated to more favorable locations within the same markets. Plans for fiscal 2005 include the opening of approximately 15 to 20 new Cargokids stores and the possible closing or relocation of four stores. The Company expects Cargokids to begin to expand nationally as a value-oriented retailer of home furnishings for children and families and plans to expand Cargokids to 250 to 300 stores over the next decade.

     Pier 1 offers a diverse selection of products consisting of approximately 4,000 items imported from over 40 countries around the world. While the broad categories of Pier 1’s merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture, furniture pads and pillows to be used on patios and in living, dining, kitchen and bedroom areas, and in sun rooms. The product group constituted approximately 39% of Pier 1’s total North American retail sales in fiscal year 2004, 38% in fiscal 2003 and 39% in fiscal 2002. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

     DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1’s sales mix and contributed approximately 24% to Pier 1’s total North American retail sales in fiscal years 2004 and 2003 and 23% in fiscal 2002. These items are imported from approximately 35 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.

     HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13% of Pier 1’s total North American retail sales in fiscal years 2004 and 2003 and 12% in fiscal 2002.

     BED & BATH - This product group is imported mainly from India, Germany, Thailand and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 18% of Pier 1’s total North American retail sales in fiscal years 2004, 2003 and 2002.

     SEASONAL - This product group consists of merchandise for celebrating holidays and spring/summer entertaining, imported mainly from Europe, Indonesia, China, the Philippines and India, and also obtained from domestic sources. These items accounted for approximately 6% of Pier 1’s total North American retail sales in fiscal year 2004, 7% in fiscal 2003 and 8% in fiscal year 2002.

     Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2004, Pier 1 sold merchandise imported from over 40 different countries with 37% of its sales from merchandise produced in China, 15% from merchandise produced domestically, 11% from merchandise produced in Indonesia and 29% from merchandise produced in India, Thailand, Brazil, the Philippines, Italy and Mexico. The remaining 8% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries.

     Pier 1 operates six regional distribution centers located in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia and leases additional space from time to time. Imported merchandise and a portion of domestic purchases are delivered to the distribution centers, unpacked and made available for shipment to the various stores in each distribution center’s region. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory to assure a sufficient supply of products in its stores.

     The Company is in the highly competitive specialty retail business and primarily competes with specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company also believes its Pier 1 stores may enjoy a competitive edge over competing retailers due to greater name recognition, established vendor relationships and the extent and variety of the merchandise offered. While other retail stores change their items less frequently, Pier 1 differentiates itself by offering an array of unique and frequently changing products. The Company believes that its Cargokids operations give it the opportunity to address the underserved children’s furniture and accessories market.

     The Company, through certain of its wholly owned subsidiaries, owns three federally registered service marks under which its Pier 1 Imports stores do business and two federally registered service marks under which its Cargokids stores do business. Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of Pier 1 and Cargokids trademarks and service marks in the United States and in numerous foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company maintains a policy of pursuing registration of its marks and opposing any infringement on its marks.

     On February 28, 2004, the Company employed approximately 17,600 associates in North America, of which approximately 7,300 were full-time employees and 10,300 were part-time employees. Approximately 700 additional associates were employed in the United Kingdom, of which approximately 200 were full-time employees and 500 were part-time employees.

     As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise. The Company typically orders merchandise from four to twelve months in advance of delivery and generally pays for the merchandise at the time it is loaded for transport to designated U.S. and international destinations. Fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions generally placed on foreign trade can affect the price, delivery and availability of ordered merchandise. The inability to import products from certain countries or the imposition of significant tariffs could also have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise.

     Under the current law, Section 301 of the 1974 Trade Act authorizes the President of the United States to sanction a country that violates a trade agreement with the U.S. or maintains a policy, which burdens or restricts U.S. commerce and is not justified. This process may be triggered by a complaint from an industry group.

     On April 28, 2004, the Bush administration announced that it rejected two trade petitions under Section 301 filed by U.S. labor and industry groups, which claimed Chinese labor and currency policies gave China an unfair trade advantage. The U.S. Trade Representative (the “USTR”) indicated the U.S. would use means other than Section 301 proceedings to address these issues.

     On April 1, 2004 legislation was introduced in the U.S. House of Representatives to reinstate the “Super 301” section to the Trade Act which would require the USTR to investigate, under certain circumstances, unfair trade practices which could lead to sanctions against a country which is determined to have committed unfair trade practices. The “Super 301” provision was initially enacted in 1988 and expired in 1990. This provision was later renewed by executive order in 1994, 1995 and 1999, and expired in 2001. On previous occasions while the provision was in effect, the USTR identified certain countries that supplied merchandise to the Company as committing unfair trade practices against the U.S., which could have led to possible quotas or increased duties on goods imported by the Company from these countries. However, the USTR and the involved countries reached agreements resolving the issues without the imposition of trade sanctions.

     An anti-dumping petition was filed on October 31, 2003, by the American Furniture Manufacturers Committee for Legal Trade, with the U.S. Department of Commerce, claiming that Chinese manufacturers are selling wooden bedroom furniture at prices below their cost of production. The petition seeks significant increased duties on the subject imports. Wooden bedroom furniture manufactured in China imported by the Company consists of only one line of furniture, which is sold under the name “Jackson” and represented approximately one-half of one percent of fiscal year 2004’s net sales.

     The purpose of the World Trade Organization is to provide a framework for expanding international trade on an equitable basis and includes a process for the resolution of trade disputes among the member countries. In recent years, the dispute resolution process of the World Trade Organization has been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances these trade disputes can lead to the threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company may seek similar products from other countries.

     (d) Financial information about geographic areas.

     Information required by this Item is incorporated by reference to “Note 1 - Summary of Significant Accounting Policies” of the section entitled “Notes to the Consolidated Financial Statements” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 28, 2004.

     (e) Available Information.

     The Company makes available free of charge through its Internet web site address (www.pier1.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

     Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 2. Properties.

     The Company leases approximately 220,000 square feet of office space for its Pier 1 corporate office and leases approximately 13,000 square feet of additional office space for its Cargokids subsidiary. Both corporate office facilities are located in Fort Worth, Texas. In March 2002, the Company purchased land in Fort Worth, Texas for construction of new headquarters for the relocation of the Company’s corporate office. Construction began in January 2003 and the new facility is expected to be completed in the early fall of 2004. Total cost of the new headquarters, including land, is expected to be approximately $98 million of which $53.1 million was spent in fiscal 2004, $13.4 million was spent in fiscal 2003 and the remainder will be spent in fiscal 2005. The Pier leases approximately 12,000 square feet of office space in the U.K. for its corporate office.

     The Company leases the majority of its retail stores, its warehouses and other office space. At February 28, 2004, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $962 million. The Company currently owns and leases distribution space of approximately four million square feet. The Company also acquires temporary distribution space from time to time through short-term leases.

     The following table shows the distribution of Pier 1’s North American stores by state and province as of February 28, 2004:

United States (company-owned)

Alabama	15
Alaska	1
Arizona	21
Arkansas	7
California	107
Colorado	24
Connecticut	21
Delaware	4
Florida	73
Georgia	35
Hawaii	2
Idaho	5
Illinois	46
Indiana	22
Iowa	9
Kansas	9
Kentucky	11
Louisiana	15
Maine	1
Maryland	23
Massachusetts	26
Michigan	38
Minnesota	19
Mississippi	7
Missouri	23
Montana	6
Nebraska	5
Nevada	7
New Hampshire	6
New Jersey	29
New Mexico	5
New York	47
North Carolina	36
North Dakota	4
Ohio	40
Oklahoma	6
Oregon	11
Pennsylvania	39
Rhode Island	4
South Carolina	16
South Dakota	2
Tennessee	20
Texas	77
Utah	10
Virginia	32
Washington	24
West Virginia	5
Wisconsin	19
Wyoming	1

United States (franchised)

Arizona	1
Kentucky	1
Maine	1
Nevada	1
New Hampshire	1
Oklahoma	1
Texas	1
Vermont	1

Canada (company-owned)

Alberta	9
British Columbia	12
Manitoba	1
New Brunswick	1
Nova Scotia	1
Ontario	29
Quebec	13
Saskatchewan	2

     The Pier’s retail operations consist of 23 stores in England, four stores in Scotland, one store in Ireland and one store in Wales. At the end of fiscal 2004, Cargokids had 11 stores in Florida, ten stores in Texas, nine stores in North Carolina, five stores in Georgia, three stores in Virginia, one store in Delaware and one store in Maryland.

     As of February 28, 2004, Pier 1 owned or leased the following warehouse properties in or near the following cities:

			Owned/Leased
Location	Approx. Sq. Ft.		Facility
Baltimore, Maryland	1,143,000	sq. ft.	Leased
Chicago, Illinois	514,000	sq. ft.	Owned
Columbus, Ohio	527,000	sq. ft.	Leased
Fort Worth, Texas	460,000	sq. ft.	Owned
Fort Worth, Texas	315,000	sq. ft.	Leased
Ontario, California	747,000	sq. ft.	Leased
Savannah, Georgia	784,000	sq. ft.	Leased

     The Company also leases approximately 100,000 square feet of warehouse space in the United Kingdom for The Pier’s operations and approximately 234,000 square feet of warehouse space in the United States for Cargokids’ operations. The Company is currently leasing additional space under short-term agreements. In support of its long-range growth plan, the Company has continued to expand its distribution facilities. In fiscal 2003, the Company built a new distribution center to replace its owned property along with the two locations it previously leased in Savannah. The new facility is approximately 785,000 square feet and expandable to 1,000,000 square feet if needed. The transition to the new facility was completed in March 2003. In May 2003, the Company entered into a sale-leaseback transaction on the Savannah distribution center whereby the facility was sold for its approximate book value. The resulting lease qualified for operating lease treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

Item 3. Legal Proceedings.

     During fiscal 2004, the Company recorded a pre-tax charge of $2.6 million in a settlement of and legal fees related to a class action lawsuit in California regarding compensation matters. In addition to this matter, there are various other claims, lawsuits, investigations and pending actions, against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these other matters is not determinable at February 28, 2004; however, the Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted in these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s 2004 fiscal year.

Executive Officers of the Company

     MARVIN J. GIROUARD, age 64, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as Senior Vice President of Merchandising of Pier 1 Imports (U.S.), Inc.

     CHARLES H. TURNER, age 47, has served as Executive Vice President of Finance since April 2002 and has served as Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     ROBERT A. ARLAUSKAS, age 49, has served as Executive Vice President of Stores of the Company since April 2002. He served as Senior Vice President of Stores of the Company from September 1999 to April 2002. He served as Vice President of West Zone Operations of Pier 1 Imports (U.S.), Inc. from August 1995 to September 1999, and served as Director of West Zone Operations of Pier 1 Imports (U.S.), Inc. from June 1993 to August 1995.

     JAY R. JACOBS, age 49, has served as Executive Vice President of Merchandising of the Company since April 2002. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

     J. RODNEY LAWRENCE, age 58, has served as Executive Vice President of Legal Affairs since April 2002 and has served as Secretary of the Company since November 1985. He served as Senior Vice President of Legal Affairs of the Company from June 1992 to April 2002, and served as Vice President of Legal Affairs of the Company from November 1985 to June 1992.

     PHIL E. SCHNEIDER, age 52, has served as Executive Vice President of Marketing of the Company since April 2002. He served as Senior Vice President of Marketing of the Company from May 1993 to April 2002, and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

     DAVID A. WALKER, age 53, has served as Executive Vice President of Logistics and Allocations of the Company since April 2002. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

     E. MITCHELL WEATHERLY, age 56, has served as Executive Vice President of Human Resources of the Company since April 2002. He served as Senior Vice President of Human Resources of the Company from June 1992 to April 2002, and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

     Information required by this Item is incorporated by reference to the section entitled “Market Price and Dividend Information” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 28, 2004 and to the section entitled “Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

     The Company’s common stock is traded on the New York Stock Exchange. As of May 5, 2004, there were approximately 35,000 shareholders of record of the Company’s common stock.

     During fiscal 2004, the Company repurchased 3,758,000 shares of its outstanding common stock under a Board of Directors approved stock buyback program. As of April 20, 2004, approximately $72.5 million remains available for purchase. Future repurchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions, the Company’s available cash and the Company’s consideration of any debt covenant restrictions and its corporate credit ratings.

     Certain of the Company’s existing loan agreements require the Company to maintain specified financial ratios and limit certain investments and distributions to shareholders, including cash dividends, loans to shareholders and repurchases of the Company’s common stock. During fiscal 2004, the Company paid cash dividends totaling approximately $26.8 million, or $.30 per share. The Company’s Board of Directors currently expects to continue to pay cash dividends in fiscal 2005, but intends to retain most of its future earnings for the expansion of the Company’s business. In March 2004, the Company declared a cash dividend of $.10 per share payable on May 19, 2004. The Company’s dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

Item 6. Selected Financial Data.

     Information required by this Item is incorporated by reference to the section entitled “Financial Summary” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 28, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Information required by this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 28, 2004.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Information required by this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk Disclosures” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 28, 2004.

Item 8. Financial Statements and Supplementary Data.

     Information required by this Item is incorporated by reference to the material in the Company’s consolidated financial statements described below and notes thereto set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 28, 2004:

Consolidated Statements of Operations for the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

Consolidated Balance Sheets at February 28, 2004 and March 1, 2003

Consolidated Statements of Cash Flows for the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

Notes to Consolidated Financial Statements

Report of Independent Auditors

     The unaudited quarterly information required by this Item is incorporated by reference to the section entitled “Market Price and Dividend Information” set forth in the Company’s Annual Report to Shareholders for the fiscal years ended February 28, 2004 and March 1, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2004, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company.

     Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors - Nominees for Directors” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

     Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

     No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Fees Paid to Directors” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Management” and the section entitled “Executive Compensation — Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

     Information required by this Item is incorporated by reference to the sections entitled “Other Business — Independent Auditor Fees” and “Other Business — Pre-approval of Nonaudit Fees” set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.	Financial Statements

Consolidated Statements of Operations for the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

Consolidated Balance Sheets at February 28, 2004 and March 1, 2003

Consolidated Statements of Cash Flows for the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

Notes to Consolidated Financial Statements

Report of Independent Auditors

2.	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K.

On April 2, 2004, the Company furnished a Current Report on Form 8-K containing an earnings release that reported results of operations for the quarter and year ended February 28, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	PIER 1 IMPORTS, INC.

	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marvin J. Girouard Marvin J. Girouard	Chairman and Chief Executive Officer	May 10, 2004

/s/ Charles H. Turner Charles H. Turner	Executive Vice President, Chief Financial Officer and Treasurer	May 10, 2004

/s/ Susan E. Barley Susan E. Barley	Principal Accounting Officer	May 10, 2004

/s/ John H. Burgoyne John H. Burgoyne	Director	May 10, 2004

/s/ Dr. Michael R. Ferrari Dr. Michael R. Ferrari	Director	May 10, 2004

/s/ James M. Hoak, Jr. James M. Hoak, Jr.	Director	May 10, 2004

/s/ Karen W. Katz Karen W. Katz	Director	May 10, 2004

/s/ Terry E. London Terry E. London	Director	May 10, 2004

/s/ Tom M. Thomas Tom M. Thomas	Director	May 10, 2004

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation and Amendments thereto incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company, Restated as of December 7, 1994, incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended November 26, 1994.

4.1	Rights Agreement dated December 9, 1994, between the Company and First Interstate Bank, N.A., as rights agent, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Reg. No. 1-7832, filed December 20, 1994.

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated December 4, 2003.

10.2*	The Company’s Supplemental Executive Retirement Plan effective May 1, 1986, as amended and restated as of January 1, 1996, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended March 1, 1997.

10.2.1*	Amendments to the Company’s Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.2.1 to the Company’s Form 10-K for the fiscal year ended March 3, 2001.

10.3*	The Company’s Supplemental Retirement Plan effective September 28, 1995, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 1, 1996.

10.4*	The Company’s Benefit Restoration Plan as Amended and Restated effective July 1, 1995, incorporated herein by reference to Exhibit 10.5.1 to the Company’s Form 10-Q for the quarter ended May 27, 1995.

10.5*	The Company’s Restricted Stock Plan effective March 5, 1990, incorporated herein by reference to Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended March 3, 1990.

10.6*	The Company’s Management Restricted Stock Plan, effective June 24, 1993, incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended February 25, 1995.

10.7*	The Company’s 1989 Employee Stock Option Plan, effective June 29, 1989, incorporated herein by reference to Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended March 3, 1990; as amended by Amendment No. 1 to the 1989 Employee Stock Option Plan, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 1, 1996.

10.8*	The Company’s 1989 Non-Employee Director Stock Option Plan, effective June 29, 1989, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended March 3, 1990.

10.9*	Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended February 29, 1992.

10.10*	The Company’s Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended February 26, 1994.

10.11.1	Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended March 1, 1997.

10.11.2	Amendments Nos. 1, 2 and 3 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.13.2 to the Company’s Form 10-K for the fiscal year ended February 28, 1998.

10.11.3	Amendment No. 4 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 10-K for the fiscal year ended March 3, 2001.

10.11.4	Amendment No. 5 to the Pooling and Services Agreement dated as of February 12, 1997 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., as servicer, and Wells Fargo Bank Minnesota, National

Exhibit No.	Description
Association as trustee, incorporated herein by reference to Exhibit 10.11.4 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.12*	Form of Deferred Compensation Agreement, between the Company and senior executive officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 1997.

10.13*	Senior Management Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 1997.

10.13.1*	Senior Management Bonus Plan as Amended April 5, 2002, incorporated herein by reference to Appendix B, page B-1, of the Company’s Proxy Statement for the fiscal year ended March 2, 2002.

10.14*	The Company’s 1999 Stock Option Plan, effective June 24, 1999, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 1999.

10.14.1*	The 1999 Stock Plan as Amended April 5, 2002, incorporated herein by reference to Appendix A, page A-1, of the Company’s Proxy Statement for the fiscal year ended March 2, 2002.

10.14.2*	The 1999 Stock Plan as Amended June 26, 2003, incorporated herein by reference to Appendix A, page A-1, of the Company’s Proxy Statement for the fiscal year ended March 1, 2003.

10.15*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.

10.16	Certificate Purchase Agreement among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the purchasers named therein and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.17	Repurchase Agreements relating to the cancellation of Series 1997-1 Class A Certificates, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.18	Revolving Credit Agreement, dated August 22, 2003, among the Company, certain of its subsidiaries, Wells Fargo Bank, NA, Bank of America, NA, JPMorgan Chase Bank and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 30, 2003.

13	Annual Report to Shareholders for the fiscal year ended February 28, 2004.

21	Roster of Subsidiaries of the Company.

23	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management Contracts and Compensatory Plans