Form 10-Q
period 2004-05-29
PIER 1 IMPORTS INC/DE
filed 2004-07-07
CIK 278130

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 29, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7832

PIER 1 IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1729843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of June 25, 2004
Common Stock, $1.00 par value	87,419,935

PART I

Item 1. Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	May 29,	May 31,
	2004	2003
Net sales	$432,027	$402,712
Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	260,045	234,515
Selling, general and administrative expenses	139,903	125,778
Depreciation and amortization	13,538	12,161

	413,486	372,454

Operating income	18,541	30,258
Nonoperating (income) and expenses:
Interest and investment income	(469)	(637)
Interest expense	352	637

	(117)	—

Income before income taxes	18,658	30,258
Provision for income taxes	6,921	11,196

Net income	$11,737	$19,062

Earnings per share:
Basic	$.13	$.21

Diluted	$.13	$.21

Dividends declared per share:	$.10	$.06

Average shares outstanding during period:
Basic	88,215	90,145

Diluted	90,517	92,198

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	May 29,	February 28,	May 31,
	2004	2004	2003
ASSETS
Current assets:
Cash, including temporary investments of $144,427, $208,984 and $204,632, respectively	$156,026	$225,101	$219,679
Beneficial interest in securitized receivables	47,749	44,331	42,311
Other accounts receivable, net	11,929	14,226	10,420
Inventories	384,179	373,870	338,508
Prepaid expenses and other current assets	42,538	40,623	44,702

Total current assets	642,421	698,151	655,620
Properties, net	302,766	290,420	230,165
Other noncurrent assets	63,132	63,602	55,968

	$1,008,319	$1,052,173	$941,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6,000
Accounts payable	96,004	100,640	79,451
Gift cards and other deferred revenue	53,081	59,385	45,011
Accrued income taxes payable	2,895	25,982	7,141
Other accrued liabilities	91,891	93,881	79,748

Total current liabilities	243,871	279,888	217,351
Long-term debt	19,000	19,000	19,000
Other noncurrent liabilities	71,889	69,654	62,809
Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	145,596	145,384	144,262
Retained earnings	633,931	630,997	553,434
Cumulative other comprehensive income (loss)	501	1,667	(278)
Less — 13,017,000, 12,473,000 and 10,955,000 common shares in treasury, at cost, respectively	(207,248)	(195,196)	(155,604)

	673,559	683,631	642,593

	1,008,319	1,052,173	941,753
Commitments and contingencies	—	—	—

	$1,008,319	$1,052,173	$941,753

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 29,	May 31,
	2004	2003
Cash flow from operating activities:
Net income	$11,737	$19,062
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	17,399	15,247
Loss on disposal of fixed assets	63	219
Deferred compensation	1,939	1,785
Lease termination expense	609	—
Tax benefit from options exercised by employees	446	549
Other	(773)	1,397
Changes in cash from:
Inventories	(10,309)	(5,158)
Other accounts receivable, prepaid expenses and other current assets	(2,483)	(2,534)
Accounts payable and accrued expenses	(12,720)	(12,962)
Accrued income taxes payable	(23,087)	(18,657)
Other noncurrent assets	(22)	(807)

Net cash used in operating activities	(17,201)	(1,859)

Cash flow from investing activities:
Capital expenditures	(27,363)	(17,914)
Proceeds from disposition of properties	44	23,487
Net change in restricted cash	—	(500)
Beneficial interest in securitized receivables	(3,418)	(2,373)

Net cash (used in) provided by investing activities	(30,737)	2,700

Cash flow from financing activities:
Cash dividends	(8,803)	(5,404)
Purchases of treasury stock	(14,596)	(20,490)
Proceeds from stock options exercised, stock purchase plan and other, net	2,262	3,008
Repayment of notes payable	—	(390)

Net cash used in financing activities	(21,137)	(23,276)

Change in cash and cash equivalents	(69,075)	(22,435)
Cash and cash equivalents at beginning of period	225,101	242,114

Cash and cash equivalents at end of period	$156,026	$219,679

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 29, 2004
(in thousands except per share amounts)
(unaudited)

	Common Stock				Cumulative Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 28, 2004	88,227	$100,779	$145,384	$630,997	$1,667	$(195,196)	$683,631
Comprehensive income:
Net income	—	—	—	11,737	—	—	11,737
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	(1,166)	—	(1,166)

Comprehensive income							10,571

Purchases of treasury stock	(705)	—	—	—	—	(14,596)	(14,596)
Exercise of stock options, stock purchase plan and other	161	—	212	—	—	2,544	2,756
Cash dividends ($.10 per share)	—	—	—	(8,803)	—	—	(8,803)

Balance May 29, 2004	87,683	$100,779	$145,596	$633,931	$501	$(207,248)	$673,559

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 29, 2004 AND MAY 31, 2003
(unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 2004. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 29, 2004, and the results of operations and cash flows for the three months ended May 29, 2004 and May 31, 2003 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 29, 2004 and May 31, 2003 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classifications of certain amounts previously reported in the balance sheets as of February 28, 2004 and May 31, 2003, and the statement of cash flows for the three months ended May 31, 2003, have been modified to conform to the May 29, 2004 method of presentation.

Note 1 — Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of May 29, 2004 and May 31, 2003, there were 5,461,625 and 2,755,500 stock options outstanding, respectively, with exercise prices greater than the average market price of the Company’s common shares. Earnings per share for the three months ended May 29, 2004 and May 31, 2003 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 29,	May 31,
	2004	2003
Net income (basic and diluted)	$11,737	$19,062

Average shares outstanding during period:
Basic	88,215	90,145
Plus assumed exercise of stock options	2,302	2,053

Diluted	90,517	92,198

Earnings per share:
Basic	$.13	$.21

Diluted	$.13	$.21

Note 2 — Comprehensive income

The components of comprehensive income for the three months ended May 29, 2004 and May 31, 2003 were as follows (in thousands):

	Three Months Ended
	May 29,	May 31,
	2004	2003
Net income	$11,737	$19,062
Currency translation adjustments	(1,166)	1,932

Comprehensive income	$10,571	$20,994

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended May 29, 2004 and May 31, 2003 (in thousands except per share amounts):

	Three Months Ended
	May 29,	May 31,
	2004	2003
Net income, as reported	$11,737	$19,062
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,587)	(1,934)

Pro forma net income	$9,150	$17,128

Earnings per share:
Basic — as reported	$.13	$.21

Basic — pro forma	$.10	$.19

Diluted — as reported	$.13	$.21

Diluted — pro forma	$.10	$.19

Note 4 — Store closing provision

Although the Company’s stores typically are not closed before the end of their primary lease terms, periodically certain stores with relatively short terms remaining on their respective leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these store closings, the Company recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income for the closed stores. Revisions during the quarter related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to store closings are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and there has been no write-down of inventory or employee severance costs associated with these closed stores. The following table represents a reconciliation of the liability balances from February 28, 2004 to May 29, 2004 (in thousands):

Lease
Termination
Obligation
Balance at February 28, 2004	$1,748
Original charges	225
Revisions	384
Cash payments	(711)

Balance at May 29, 2004	$1,646

Note 5 — Benefit plans

The Company maintains supplemental retirement plans (“the Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and allocates this cost to service periods. The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The Company made no contributions to the trust during the first quarter of fiscal 2005, but expects to contribute to the trust prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three months ended May 29, 2004 and May 31, 2003 were as follows (in thousands):

	Three Months Ended
	May 29,	May 31,
	2004	2003
Components of net periodic benefit cost:
Service cost	$483	$175
Interest cost	361	354
Amortization of unrecognized prior service costs	208	216
Amortization of net actuarial loss	43	82

Net periodic benefit cost	$1,095	$827

Note 6 — Adoption of new accounting standard

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation requires certain variable interest entities (“VIEs”), commonly referred to as special purpose entities, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new VIEs created or acquired after January 31, 2003. During December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new provisions, public entities were required to apply the guidance if the entity has interests in VIEs for the periods ending after December 15, 2003. Application of this guidance by public companies was required for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated balance sheets or its statements of operations, shareholders’ equity and cash flows.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports proprietary merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the names Pier 1 Imports (“Pier 1”) and “Cargokids”. Cargokids operates stores that sell children’s home furnishings and decorative accessories. Retail locations operating under the name “The Pier” are located primarily in the United Kingdom. As of May 29, 2004, the Company operated 1,201 stores in the United States, Canada, Puerto Rico, the United Kingdom and Mexico.

Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 29, 2004 and May 31, 2003:

	Three Months Ended
	May 29,	May 31,
	2004	2003
Key Performance Metrics
Total sales growth	7.3%	4.8%
Comparable stores sales growth	(1.8%)	(3.6%)
Merchandise margins as a percentage of sales	55.3%	56.4%
Store occupancy as a percentage of sales	15.5%	14.6%
Selling, general and administrative expenses as a percentage of sales	32.4%	31.2%
Operating income as a percentage of sales	4.3%	7.5%
Net income as a percentage of sales	2.7%	4.7%
Diluted earnings per share	$0.13	$0.21
Inventory per retail square foot	$43.42	$42.64
Total retail square footage growth from the same period last year	11.5%	9.9%

After a good start early in the first quarter of fiscal 2005, sales slowed in April after the Easter weekend and average customer traffic was below last year’s levels for the rest of the quarter. As a result, comparable store sales during the quarter declined 1.8%. Compared to last year’s first quarter, gross profit as a percentage of sales declined 200 basis points and net income decreased 38.4%. Diluted earnings per share were $.13 for the first quarter of fiscal 2005 compared to $.21 for the year ago period. The new television advertising campaign featuring Thom Filicia that was launched in March and promotional events throughout the first quarter did not have the positive impact on sales the Company expected. Sales were further deflated by the shift of part of the Memorial Day weekend into the second fiscal quarter. Also, in light of rising fuel prices and other uncertain economic factors, the Company believes that the retail environment was not as strong as anticipated, and customers may have become more cautious with discretionary spending. Economic challenges have resulted in weaker demand and customers may be delaying purchases for the home and shifting spending to apparel. However, there are certain issues that are Pier 1 specific and in response, the Company has evaluated aspects of the business and plans to implement the following marketing, merchandising and store operational strategies in an effort to increase customer traffic and improve customer conversion:

•	The Company will reassess its advertising expenditures in an effort to increase local market awareness and improve the timing and placement of its printed and broadcast media. Promotional efforts will be focusing on the value, style and uniqueness of the Company’s merchandise.

•	The Company is in the process of improving quality control procedures with vendors, agents and buyers.

•	Certain items in the Company’s merchandise assortment that are subject to price competition from discount retailers or items where sales have slowed from the prior year will either be eliminated or prices will be reduced.

•	Each Pier 1 store currently carries approximately 4,500 individual items and management now believes this may be too many. In an effort to edit the merchandise assortment, the Company plans to reduce its SKU count to approximately 3,500, while retaining new, unique merchandise.

•	The Company’s store operations group will focus on increasing customer conversion by simplifying visual displays and by implementing better sales associate and manager training to build customer engagement and increase add-on sales.

•	The Company plans to test market the name “Pier 1 kids” as a replacement of the name “Cargokids” at certain existing Cargokids stores during fiscal 2005.

The Company believes that implementation of these strategies will improve its competitive advantage over other retailers and increase the potential for positive sales results, especially during the second half of the fiscal year. Despite the disappointing first quarter results, the Company’s balance sheet remains sound.

Results of Operations

Net Sales — Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears de Mexico, S.A. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 29,	May 31,
	2004	2003
Pier 1 Imports stores	$407,772	$384,583
The Pier stores	14,160	11,199
Cargokids stores	5,675	3,881
Internet	2,304	1,715
Other (1)	2,116	1,334

Net sales	$432,027	$402,712

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Cargokids’ contract sales. As of August 30, 2003, Cargokids no longer sells merchandise under wholesale contracts.

Net sales for the first quarter of fiscal 2005 were $432.0 million, up 7.3% or $29.3 million from last year’s first quarter net sales of $402.7 million. Comparable store sales for the quarter declined 1.8%. The Company’s new television advertising campaign that debuted in March and promotional events during the first quarter of fiscal 2005 did not generate expected comparable store sales increases, and both average traffic counts per store and conversion rates were down during the first quarter compared to the same period last year. The Company currently expects soft sales results to continue into the second quarter and projects comparable stores sales in the negative low single digit range for the second quarter.

Contributing to total net sales growth during the quarter were the Company’s continued efforts to expand by opening new stores. During the first three months of fiscal 2005, the Company opened 20 and closed or relocated six North American Pier 1 stores, opened eight and closed one Cargokids stores and opened one store at The Pier. As a result of new store openings, total retail square footage increased 1.8% during the first quarter and 11.5% over the same quarter last year. The North American Pier 1 store count totaled 1,097 at the end of the first quarter compared to 1,007 stores a year ago. Including Cargokids and all other worldwide locations, the Company’s store count totaled 1,201 at the end of the first quarter of fiscal 2005.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2005 to the number open at the end of the first quarter follows (openings and closings include relocated stores):

	Pier 1 North
	American	International (1)	Cargokids	Total
Open at February 28, 2004	1,083	56	40	1,179
Openings	20	1	8	29
Closings	(6)	—	(1)	(7)

Open at May 29, 2004	1,097	57	47	1,201

(1)	International stores were located in Puerto Rico, the United Kingdom and Mexico.

The Company’s proprietary credit card generated net sales of $121.1 million during the first quarter of fiscal 2005, representing an increase of $14.5 million or 13.6% over proprietary credit card sales of $106.6 million for the same period last year. As a percentage of U.S. store sales, proprietary credit card sales increased to 30.9% compared to 28.9% during the same period a year ago. Average ticket on the proprietary credit card improved to $171 during the first quarter of fiscal 2005 compared to $168 during last year’s first quarter. These increases were partially attributable to a 15% discount offered on first time purchases made by new cardholders, an increase from the 10% discount previously offered. The Company continues to try to increase total sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.

Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 200 basis points to 39.8% for the first quarter of fiscal 2005 from 41.8% last year. Merchandise margins for the quarter were 55.3% of sales, 110 basis points below last year’s 56.4%, primarily as a result of increased promotional discounts. Merchandise margins as a percentage of sales may decline in the second quarter compared to the same period a year ago as increased promotional activity is expected to continue to be used to stimulate sales. Store occupancy costs for the quarter increased 90 basis points as a percentage of sales to 15.5% from 14.6% last year as a result of relatively fixed rental costs spread over a lower sales base and from an increase in the percentage of total sales from newer stores, for which occupancy costs as a percentage of sales tend to be higher until the stores reach sales maturity.

Operating Expenses and Depreciation — For the first quarter of fiscal 2005, selling, general and administrative expenses totaled $139.9 million, an increase of $14.1 million over the same quarter last year or 120 basis points as a percentage of sales. Expenses that normally grow proportionately with sales and number of stores, such as marketing, store payroll, store supplies and equipment rental, increased 170 basis points as a percentage of sales. Marketing expenditures were $29.2 million or 6.8% of sales for the quarter, an increase of $7.5 million or 140 basis points from the same quarter last year when marketing expenditures were 5.4% of sales. The majority of increased marketing expenditures resulted from costs associated with the Company’s new television advertising campaign featuring design expert Thom Filicia, along with additional newspaper inserts and the development of an enhanced advertising campaign for Cargokids. In addition, marketing expenditures de-leveraged approximately 50 to 60 basis points during the quarter due to lower than expected sales. Although the timing of the Company’s marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures as a percentage of sales for the year to be flat or slightly higher than last year’s levels at approximately 4.8% to 4.9% of sales. Store payroll including bonus increased $4.8 million, an increase of approximately 20 basis points as a percentage of sales. Other variable expenses, including supplies and equipment rental, increased $1.1 million or 10 basis points as a percentage of sales, largely as a result of the completion of the conversion of network services in all Pier 1 stores to faster connectivity speed in February 2004. In response to declining sales during the quarter, the Company took additional steps to monitor and control non-variable selling, general and administrative expenses, resulting in a 50 basis point decline as a percentage of sales from last year’s first quarter. In total dollars, non-variable selling, general and administrative expenses increased $0.7 million. Cost reductions as a percentage of sales were realized in certain expenses such as outside consulting, contract programmers, and home office payroll including bonuses. These reductions, as well as declines in other administrative expenses as a percentage of sales, were partially offset by increased lease termination expense for lease obligations that extend beyond the closing of a particular store or the exit of a leased facility, and by lease payments related to previous Zany Brainy locations that are yet to open as Pier 1 stores. Although management is taking steps to closely monitor and control costs, the Company expects continued de-leveraging with selling, general and administrative expenses projected to increase as a percentage of sales 60 to 90 basis points for the second quarter compared to the same period a year ago. The expected increase is also the result of non-recurring expenses projected during the second quarter, including rent expense on previous Zany Brainy locations that are scheduled to open as Pier 1 stores during the second quarter and moving costs related to the relocation of the Company’s corporate headquarters.

Depreciation and amortization expense totaled $13.5 million for the first quarter compared to $12.2 million for the same period last year, an increase of $1.4 million or 10 basis points as a percentage of sales. This increase was largely attributable to an overall increase in the number of stores open at the end of the first quarter of fiscal 2005 compared to the end of the first quarter of fiscal 2004 and to depreciation expense on information systems technology and related software applications that were implemented subsequent to the end of last year’s first quarter. Depreciation expense for the new corporate headquarters will begin at the end of the second quarter and will result in an increase in depreciation expense for the remainder of the year. This increase will be offset by a decrease in selling, general and administrative expenses in both the third and fourth quarters as a result of the expiration of the current corporate headquarters’ lease at the end of the second quarter.

Operating income for the quarter was $18.5 million, or 4.3% of sales, compared to $30.3 million, or 7.5% of sales, during last year’s first quarter.

The Company’s effective income tax rate is estimated at 37.1% for fiscal 2005.

Net Income — Net income for the first quarter of fiscal 2005 was $11.7 million, or $.13 per diluted share, compared to net income of $19.1 million, or $.21 per diluted share, for the first quarter of fiscal 2004.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2005 with $156.0 million of cash and temporary investments compared to $219.7 million a year ago. Operating activities in the first quarter of fiscal 2005 used $17.2 million of cash, primarily as a result of an increase in inventory levels and decreases in accounts payable, accrued liabilities and income taxes payable. Inventory levels at the end of the first quarter of fiscal 2005 were $384.2 million, up $45.7 million, or 13.5%, over inventory levels at the end of last year’s first quarter, primarily as a result of an 11.5% increase in total retail square footage during the same period. Inventory per retail square foot was $43, an increase of 1% over the end of the first quarter last year. Because of lower sales during the first quarter of fiscal 2005, the Company began delaying and canceling purchase orders in early May to help manage the flow of inventory and maintain appropriate inventory levels at the stores.

Investing activities during the first quarter of fiscal 2005 used $30.7 million of the Company’s cash, primarily as a result of $27.4 million in capital expenditures, which included $13.0 million in construction costs for the new corporate headquarters. At the end of the first quarter of fiscal 2005, approximately 80% of the total construction costs for the new corporate headquarters had been paid and cash outlays for the project should be substantially completed during the second quarter. The remaining $14.4 million in capital expenditures resulted primarily from new store openings, information systems enhancements and expenditures for existing stores and distribution centers. Capital expenditures for fiscal 2005 are expected to be in the range of $95 to $100 million, down from the $100 to $110 million originally planned. This reduction in capital spending is not expected to alter the Company’s plans to open approximately 120 new Pier 1 stores in the United States and Canada during fiscal year 2005 and close or relocate 40 stores over the same period. In addition, the Company will continue with expansion plans for Cargokids and expects to open 10 to 15 new Cargokids stores and close or relocate two to five Cargokids stores during fiscal year 2005.

The Company’s beneficial interest in securitized receivables was $47.7 million at the end of the first quarter, a $3.4 million increase from the fiscal 2004 year-end balance of $44.3 million. This increase resulted primarily from an increase in the total receivables portfolio in the Master Trust from $142.2 million at fiscal 2004 year-end to $144.9 million at the end of the first quarter of fiscal 2005. The Company has continued to have $100 million of beneficial interests held by outside parties and all proprietary credit card receivables were securitized throughout the first quarter of fiscal 2005 and the entire fiscal year 2004.

Financing activities for the first three months of fiscal 2005 used a net $21.1 million of the Company’s cash. During the quarter, the Company paid $14.6 million, including fees, to repurchase 705,000 shares of its common stock under the Board of Directors-approved stock buyback program at a weighted average price of $20.70 per share. Subsequent to the first quarter-end, the Company repurchased 300,000 additional shares of its common stock, leaving $58.2 million available for repurchase under the program. On June 25, 2004, the Company’s Board of Directors replaced this program with a new authorization of $150 million for share repurchases, all of which remained available as of July 7, 2004. Dividend payments totaled $8.8 million for the first quarter of fiscal 2005, and other financing activities, primarily the exercise of stock options, provided net cash of $2.3 million.

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2005 were $165.5 million. The present value of total existing minimum operating lease commitments discounted at 10% was $964.2 million at the fiscal 2005 first quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company’s bank facilities consist of a $125 million revolving credit facility, all of which was available at the end of the first quarter. This facility expires in September 2006. The Company also has other short-term bank facilities totaling $164.5 million, used principally for the issuance of letters of credit. At the end of the first quarter of fiscal 2005, approximately $136.8 million had been utilized, leaving $27.7 million available. The Company’s current ratio was 2.6 to 1 at the end of the first quarter of fiscal 2005 compared to 2.5 to 1 at the end of fiscal year 2004.

On June 25, 2004, the Company declared a quarterly cash dividend of $.10 per share payable on August 18, 2004 to shareholders of record on August 4, 2004. The Company currently expects to continue to pay cash dividends but to retain most of its future earnings for expansion of the Company’s business.

The Company believes the funds provided from operations, available lines of credit and sales of the Company’s proprietary credit card receivables will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2004, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 4. Controls and Procedures.

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 29, 2004, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 29, 2004, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Approximate
			Shares	Dollar Value of
		Average	Purchased as	Shares that May
		Price Paid	Part of Publicly	Yet Be
	Total Number	per Share	Announced	Purchased
	of Shares	(including	Plans or	Under the Plans
Period	Purchased	fees)	Programs(1)	or Programs (1)
February 29, 2004 through April 3, 2004	—	$—	—	$77,942,750
April 4, 2004 through May 1, 2004	400,000	22.24	400,000	69,047,258
May 2, 2004 through May 29, 2004	305,000	18.69	305,000	63,346,956

	705,000	$20.70	705,000	$63,346,956

(1) On March 27, 2003, the Board of Directors authorized up to $150 million for repurchases of the Company’s common stock, replacing the previous authorization. Subsequent to May 29, 2004, the Board of Directors replaced this program with a new authorization that allows up to $150 million for repurchases of the Company’s common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 25, 2004, for the purpose of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders and to vote on proposed amendments to the Company’s 1999 Stock Plan and the Company’s Stock Purchase Plan. The results of the election and vote follows:

Director	For	Withheld
Marvin J. Girouard	76,164,163	2,792,689
James M. Hoak, Jr.	70,709,954	8,246,898
Tom M. Thomas	75,272,274	3,684,578
John H. Burgoyne	75,313,234	3,643,618
Michael R. Ferrari	74,834,183	4,122,669
Karen W. Katz	75,310,753	3,646,099
Terry E. London	75,355,098	3,601,754

Proposed amendment to the Pier 1 Imports, Inc. 1999 Stock Plan:

For	Against	Abstain
51,636,799	10,856,094	2,124,149

Proposed amendment to the Pier 1 Imports, Inc. Stock Purchase Plan:

For	Against	Abstain
58,463,893	4,043,359	2,109,790

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits	See Exhibit Index.

(b) Reports on Form 8-K

On June 17, 2004, the Company furnished a Current Report on Form 8-K containing an earnings release that reported results of operations for the quarter ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: July 6, 2004	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board and Chief Executive Officer

Date: July 6, 2004	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Chief Financial Officer and Treasurer

Date: July 6, 2004	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.14.3	The Company’s 1999 Stock Plan as amended June 25, 2004, incorporated herein by reference to Appendix B, page B-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.

10.19	The Company’s Stock Purchase Plan as amended June 25, 2004, incorporated herein by reference to Appendix C, page C-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.