Form 10-Q
period 2004-08-28
PIER 1 IMPORTS INC/DE
filed 2004-10-06
CIK 278130

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 28, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-7832

PIER 1 IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1729843

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Pier 1 Place, Fort Worth, Texas 76102

(Address of principal executive offices, including zip code)

(817) 252-8000

(Registrant’s telephone number, including area code)

301 Commerce Street, Suite 600, Fort Worth, Texas 76102

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of September 27, 2004

Common Stock, $1.00 par value	85,890,898

PIER 1 IMPORTS, INC.

INDEX TO QUARTERLY FORM 10-Q

PART I

Item 1. Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug. 28,	Aug. 30,	Aug. 28,	Aug. 30,
	2004	2003	2004	2003
Net sales	$452,271	$427,831	$884,298	$830,543
Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	283,232	258,719	543,277	493,234
Selling, general and administrative expenses	138,604	127,725	278,507	253,503
Depreciation and amortization	13,980	12,263	27,518	24,424

	435,816	398,707	849,302	771,161

Operating income	16,455	29,124	34,996	59,382
Nonoperating (income) and expenses:
Interest and investment income	(351)	(524)	(820)	(1,161)
Interest expense	197	385	549	1,022

	(154)	(139)	(271)	(139)

Income before income taxes	16,609	29,263	35,267	59,521
Provision for income taxes	6,163	10,827	13,084	22,023

Net income	$10,446	$18,436	$22,183	$37,498

Earnings per share:
Basic	$.12	$.21	$.25	$.42

Diluted	$.12	$.20	$.25	$.41

Dividends declared per share:	$.10	$.08	$.20	$.14

Average shares outstanding during period:
Basic	87,326	89,410	87,770	89,778

Diluted	89,027	91,622	89,772	91,910

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)
(unaudited)

	August 28,	February 28,	August 30,
	2004	2004	2003
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $90,939 and $208,984 and $175,685	$99,720	$225,101	$185,888
Beneficial interest in securitized receivables	51,226	44,331	41,856
Other accounts receivable, net	15,481	14,226	10,939
Inventories	413,273	373,870	369,215
Prepaid expenses and other current assets	41,028	40,623	44,129

Total current assets	620,728	698,151	652,027
Properties, net	317,030	290,420	245,118
Other noncurrent assets	62,961	63,602	56,153

	$1,000,719	$1,052,173	$953,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6,000
Accounts payable	109,229	100,640	94,434
Gift cards and other deferred revenue	54,796	59,385	45,944
Accrued income taxes payable	129	25,982	1,445
Other accrued liabilities	95,195	93,881	85,266

Total current liabilities	259,349	279,888	233,089
Long-term debt	19,000	19,000	19,000
Other noncurrent liabilities	73,905	69,654	65,914
Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	145,253	145,384	144,456
Retained earnings	635,657	630,997	564,728
Cumulative other comprehensive income (loss)	944	1,667	(1,222)
Less — 14,616,000, 12,473,000 and 11,806,000 common shares in treasury, at cost, respectively	(234,168)	(195,196)	(173,446)

	648,465	683,631	635,295

	$1,000,719	$1,052,173	$953,298

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	August 28,	August 30,
	2004	2003
Cash flow from operating activities:
Net income	$22,183	$37,498
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	35,753	30,830
Loss on disposal of fixed assets	350	417
Deferred compensation	3,896	3,199
Lease termination expense	1,319	2,047
Tax benefit from options exercised by employees	350	1,312
Other	(343)	795
Changes in cash from:
Inventories	(39,403)	(35,865)
Other accounts receivable, prepaid expenses and other current assets	(7,898)	(4,841)
Accounts payable and accrued expenses	4,984	7,098
Accrued income taxes payable	(25,853)	(24,352)
Other noncurrent assets	(174)	(1,014)
Other noncurrent liabilities	114	1,254

Net cash (used in) provided by operating activities	(4,722)	18,378

Cash flow from investing activities:
Capital expenditures	(56,839)	(46,387)
Proceeds from disposition of properties	150	23,506
Net change in restricted cash	—	(500)
Beneficial interest in securitized receivables	(6,895)	(1,918)

Net cash used in investing activities	(63,584)	(25,299)

Cash flow from financing activities:
Cash dividends	(17,523)	(12,546)
Purchases of treasury stock	(43,037)	(41,554)
Proceeds from stock options exercised, stock purchase plan and other, net	3,485	5,185
Repayments of notes payable	—	(390)

Net cash used in financing activities	(57,075)	(49,305)

Change in cash and cash equivalents	(125,381)	(56,226)
Cash and cash equivalents at beginning of period	225,101	242,114

Cash and cash equivalents at end of period	$99,720	$185,888

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 28, 2004
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 28, 2004	88,227	$100,779	$145,384	$630,997	$1,667	$(195,196)	$683,631
Comprehensive income:
Net income	—	—	—	22,183	—	—	22,183
Other comprehensive income:
Currency translation adjustments	—	—	—	—	(723)	—	(723)

Comprehensive income							21,460

Purchases of treasury stock	(2,400)	—	—	—	—	(43,037)	(43,037)
Exercise of stock options, stock purchase plan and other	256	—	(131)	—	—	4,065	3,934
Cash dividends ($.20 per share)	—	—	—	(17,523)	—	—	(17,523)

Balance August 28, 2004	86,083	$100,779	$145,253	$635,657	$944	$(234,168)	$648,465

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 28, 2004
AND AUGUST 30, 2003
(unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 2004. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of August 28, 2004, and the results of operations and cash flows for the three and six months ended August 28, 2004 and August 30, 2003 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 28, 2004 and August 30, 2003 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. The classification of certain amounts, previously reported in the consolidated balance sheets as of February 28, 2004 and August 30, 2003, and in the consolidated statement of cash flows for the six months ended August 30, 2003, have been modified to conform to the August 28, 2004 method of presentation.

Note 1 — Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of August 28, 2004 and August 30, 2003, there were stock options outstanding of 8,596,250 and 2,767,500, respectively, with exercise prices greater than the average market price of the Company’s common shares. Earnings per share for the three and six months ended August 28, 2004 and August 30, 2003 are calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	Aug. 28,	Aug. 30,	Aug. 28,	Aug. 30,
	2004	2003	2004	2003
Net income (Basic and Diluted)	$10,446	$18,436	$22,183	$37,498

Average shares outstanding during period:
Basic	87,326	89,410	87,770	89,778
Plus assumed exercise of stock options	1,701	2,212	2,002	2,132

Diluted	89,027	91,622	89,772	91,910

Earnings per share:
Basic	$.12	$.21	$.25	$.42

Diluted	$.12	$.20	$.25	$.41

Note 2 — Comprehensive income

The components of comprehensive income, net of related tax, for the three and six months ended August 28, 2004 and August 30, 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 28,	Aug. 30,	Aug. 28,	Aug. 30,
	2004	2003	2004	2003
Net income	$10,446	$18,436	$22,183	$37,498
Currency translation adjustments	443	(944)	(723)	988

Comprehensive income	$10,889	$17,492	$21,460	$38,486

Note 3 - Stock-based compensation

The Company grants stock options to employees for a fixed number of shares with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes no compensation expense for the stock option grants.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	Aug. 28,	Aug. 30,	Aug. 28,	Aug. 30,
	2004	2003	2004	2003
Net income, as reported	$10,446	$18,436	$22,183	$37,498
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(3,162)	(1,902)	(5,749)	(3,836)

Pro forma net income	$7,284	$16,534	$16,434	$33,662

Earnings per share:
Basic - as reported	$.12	$.21	$.25	$.42

Basic - pro forma	$.08	$.18	$.19	$.37

Diluted - as reported	$.12	$.20	$.25	$.41

Diluted - pro forma	$.08	$.18	$.18	$.37

Note 4 - Store closing provision

Although the Company’s stores typically are not closed before the end of their primary lease terms, periodically certain stores with relatively short terms remaining on their respective leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these store closings, the Company recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income for the closed stores. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to store closings are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and there has been no write-down of inventory or employee severance costs associated with these closed stores. The following table represents a reconciliation of the liability balances from February 28, 2004 to August 28, 2004 (in thousands):

Lease
Termination
Obligation
Balance at February 28, 2004	$1,748
Original charges	857
Revisions	462
Cash payments	(1,399)

Balance at August 28, 2004	$1,668

Note 5 — Benefits plans

The Company maintains supplemental retirement plans (“the Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and allocates this cost to service periods. The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The Company made no contributions to the trust during the first six months of fiscal 2005, but expects to contribute to the trust prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three and six months ended August 28, 2004 and August 30, 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 28,	August 30,	August 28,	August 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$483	$175	$966	$350
Interest cost	361	354	721	707
Amortization of unrecognized prior service costs	208	216	415	431
Amortization of net actuarial loss	43	82	87	165

Net periodic benefit cost	$1,095	$827	$2,189	$1,653

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

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports proprietary merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the names Pier 1 Imports (“Pier 1”), “Cargokids” and “Pier 1 Kids.” Cargokids and Pier 1 Kids operate stores that sell children’s home furnishings and decorative accessories. Retail locations operating under the name “The Pier” are primarily located in the United Kingdom. As of August 28, 2004, the Company operated 1,220 stores in the United States, Canada, Puerto Rico, the United Kingdom and Mexico.

Management reviews a number of key indicators to evaluate the Company’s financial performance. The results of operations for the three and six months ended August 28, 2004 and August 30, 2003 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the Holiday season beginning in November and continuing through December. The following table summarizes certain key performance indicators for the three and six months ended August 28, 2004 and August 30, 2003:

	Three Months Ended		Six Months Ended
	Aug. 28,	Aug. 30,	Aug. 28,	Aug. 30,
	2004	2003	2004	2003
Key Performance Metrics
Total sales growth	5.7%	4.1%	6.5%	4.4%
Comparable stores sales growth	(3.0%)	(4.2%)	(2.4%)	(3.8%)
Merchandise margins as a percentage of sales	53.0%	53.9%	54.1%	55.1%
Store occupancy costs as a percentage of sales	15.7%	14.4%	15.6%	14.5%
Selling, general and administrative expenses as a percentage of sales	30.6%	29.9%	31.5%	30.5%
Operating income as a percentage of sales	3.6%	6.8%	4.0%	7.1%
Net income as a percentage of sales	2.3%	4.3%	2.5%	4.5%
Diluted earnings per share	$.12	$.20	$.25	$.41
At period end:
Inventory per retail square foot	$45.77	$45.28	$45.77	$45.28
Total retail square footage growth from the same period last year	10.7%	10.0%	10.7%	10.0%

Although the Company’s net sales during the second quarter and first six months of fiscal 2005 grew 5.7% and 6.5%, respectively, comparable store sales were disappointing and declined 3.0% and 2.4% during the respective periods. Net income declined for the comparable second quarter and year-to-date periods, and diluted earnings per share were $0.12 and $0.25 for the respective periods. Merchandise margins decreased 85 basis points during the second quarter and 95 basis points year-to-date, primarily because of increased promotional activity, including increased discounts offered to students and to new proprietary credit cardholders. Store occupancy costs as a percentage of sales increased 130 and 110 basis points for the quarter and first six months of fiscal 2005, respectively, and as a result, gross profit declined 215 basis points for the second quarter and 205 basis points for the year-to-date period.

Declining comparable store sales performance remains a key concern of the Company, and management has begun to implement the following strategic marketing, merchandising and operational initiatives with the goal of improving sales performance and increasing operating margins:

Marketing

The Company expects to name a new advertising agency in October 2004 and will begin to incorporate new creative ideas and concepts into its marketing campaign. This fall, the Company plans to test market a mail order catalog mailed to select areas. In addition, store customers will be able to purchase and order items displayed in a “Special Finds Book” that features larger furniture, upholstered pieces, rugs, and other decorative accessories that have sold well in select Pier 1 stores.

Merchandising

Merchandising initiatives include a reduction in SKU count, which will enable the Company to better highlight and feature new and unique merchandise in a visually appealing manner. Prices will be reduced on certain items within the merchandise assortment to ensure customers perceive Pier 1 stores as a place to purchase unique, stylish merchandise at a reasonable price.

Store Operations

The Company has increased store payroll hours to provide store associates with more time to improve customer service, increase add-on sales and allow for additional customer service training. Additional store payroll hours will also provide store associates with more time to prepare stores for featuring merchandise in stronger visual presentations.

Despite disappointing sales results, the Company’s balance sheet remains strong and management remains diligent in monitoring and controlling operating expenses. Management feels that these strategic initiatives will better position the Company to take advantage of any improvements in the macroeconomic environment. Customers are beginning to respond to new merchandise in stores and these recent initiatives should assist the Company by positioning it to achieve better results in sales and earnings.

For a more detailed discussion of our financial performance during the second quarter and first six months of fiscal 2005, please continue reading Management’s Discussion and Analysis, as well as the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Results of Operations

Net Sales - Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 28,	August 30,	August 28,	August 30,
	2004	2003	2004	2003
Pier 1 Imports stores	$426,692	$407,595	$834,464	$792,178
The Pier	14,275	11,919	28,435	23,118
Cargokids stores	6,802	4,553	12,477	8,434
Internet	2,414	2,024	4,718	3,739
Other (1)	2,088	1,740	4,204	3,074

Net Sales	$452,271	$427,831	$884,298	$830,543

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Cargokids’ contract sales. As of August 30, 2003, Cargokids no longer sells merchandise under wholesale contracts.

Net sales for the second quarter of fiscal 2005 totaled $452.3 million, an increase of $24.4 million or 5.7% over last year’s second quarter net sales of $427.8 million. Net sales grew from $830.5 million to $884.3 million, an increase of $53.8 million or 6.5%, during the six-month period ended August 28, 2004 when compared to the same period last year. Incremental sales growth for the six-month period was comprised of the following components (in thousands):

Net Sales
Net sales for the six months ended August 30, 2003	$830,543
Incremental sales growth/decline from:
New stores opened during fiscal 2005	20,409
Stores opened during fiscal 2004	80,978
Comparable stores	(18,130)
Closed stores and other	(29,502)

Net sales for the six months ended August 28, 2004	$884,298

Although implementation of new merchandising initiatives during the latter part of the second quarter resulted in slight average ticket increases, comparable store sales declined 3.0% and 2.4% during the quarter and year-to-date periods, respectively. The Company remains optimistic that recently implemented initiatives, including improved visual presentations, more value-priced items, and a continuous flow of new fall merchandise, will ultimately generate improved comparable store sales performance. However, the Company expects soft sales results to continue into the third quarter and projects comparable store sales to be in a range of flat to negative 4% compared to the third quarter of fiscal 2004.

During the second quarter, the Company opened 28 and relocated or closed 11 Pier 1 stores in North America, opened one new Cargokids store and opened one new The Pier store. During the first half of fiscal 2005, the Company opened 48 and closed or relocated 17 North American Pier 1 stores, opened nine and closed one Cargokids stores and opened two The Pier stores. Net new store openings resulted in an increase in total retail square footage of 3.9% from the beginning of fiscal 2005 and 10.7% over the second quarter of fiscal 2004. Including Cargokids and all other worldwide locations, the Company’s store count totaled 1,220 at the end of the second quarter of fiscal 2005.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2005 to the number open at the end of the second quarter follows (openings and closings include relocated stores):

	Pier 1 North American	International(1)	Cargokids	Total
Open at February 28, 2004	1,083	56	40	1,179
Openings	48	2	9	59
Closings	(17)	—	(1)	(18)

Open at August 28, 2004	1,114	58	48	1,220

(1)	International stores were located in Puerto Rico, the United Kingdom and Mexico.

Sales growth on the Company’s proprietary credit card continued during the second quarter with net sales increasing $17.2 million or 16.0%, to $124.5 million from last year’s second quarter proprietary credit card sales of $107.3 million. Year-to-date proprietary credit card sales of $245.6 million reflected a similar trend, with an increase of $31.7 million or 14.8%, compared to sales of $214.0 million during the same period last year. Second quarter proprietary credit card sales comprised 30.4% of U.S. store sales compared to 27.6% last year, while year-to-date proprietary credit card sales were 30.7% of U.S. store sales versus 28.3% last year. Average ticket on the proprietary credit card increased to $174 during the first half of fiscal 2005, compared to $166 last year. These increases were partially attributable to a temporary increase in the discount offered on first time purchases made by new cardholders from 10% to 15% from March through July and promotional incentives offered to encourage cardholders to make additional purchases. The Company continues to attempt to increase total sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.

Gross Profit — Gross profit, after related buying and store occupancy costs, expressed as a percentage of sales, decreased 215 basis points to 37.4% for the second quarter of fiscal 2005 and decreased 205 basis points to 38.6% for the first six months of fiscal 2005. As a percentage of sales, merchandise margins decreased 85 basis points for the second quarter and 95 basis points for the six-month period ended August 28, 2004 from the comparable periods a year ago. Decreased merchandise margins were primarily the result of a higher percentage of merchandise sold on promotion and planned increases in student discounts and proprietary credit card discounts. For the third and fourth quarters of fiscal 2005, merchandise margins are expected to decline from the same quarters last year as the Company plans to stimulate sales with additional promotional activity and permanent price reductions on selected merchandise. As a percentage of sales, store occupancy costs for the second quarter were 15.7%, an increase of 130 basis points compared to the year ago quarter. Year-to-date, store occupancy costs increased 110 basis points to 15.6% of sales compared to the same period last year. Store occupancy cost increases, as a percentage of sales, resulted primarily from relatively fixed rental costs over a lower sales base and from an increase in the percentage of sales derived from newer stores, for which occupancy costs as a percentage of total sales tend to be higher until the stores reach maturity.

Operating Expenses and Depreciation - Second quarter selling general and administrative expenses totaled $138.6 million, an increase of $10.9 million or 8.5% over the same quarter last year. Year-to-date selling, general and administrative expenses increased $25.0 million to $278.5 million. As a percentage of sales, when compared to last year’s second quarter, selling, general and administrative expenses increased more than 70 basis points. Compared to the first six months of fiscal 2004, year-to-date selling, general and administrative expenses increased 100 basis points as a percentage of sales.

Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $8.7 million and $22.0 million for the quarter and year-to-date periods, respectively. As a percentage of sales, these variable expenses increased 80 basis points for the second quarter and nearly 125 basis points year-to-date. During the second quarter of fiscal 2005, the Company increased store payroll hours to improve customer service, enhance sales associate training and facilitate the transition of new merchandise onto the sales floor. As a result, store payroll including bonus increased $5.6 million during the quarter, or 50 basis points as a percentage of sales. Year-to-date, store payroll including bonus increased $10.3 million and 35 basis points as a percentage of sales. Marketing expenses increased $3.4 million and $10.9 million for the quarter and year-to-date periods, respectively, representing an increase of 50 basis points to 5.3% of sales for the quarter and an increase of 90 basis points to 6.0% of sales year-to-date. Although the timing of marketing expenditures fluctuates between fiscal quarters, marketing costs for the second half of fiscal 2005 are expected to leverage as a result of planned decreases in television advertising, with marketing expenses for the year projected at 4.6% of sales compared to 4.8% of sales for fiscal 2004. The Company intends to reduce television advertising, as recent advertisements have not provided an adequate return on investment during the first half of the fiscal year. Other variable expenses, including supplies and equipment rental, decreased $0.3 million and 20 basis points for the quarter. Year-to-date, other variable expenses increased $0.8 million and were relatively flat as a percentage of sales.

The Company continued to monitor and control relatively fixed selling, general and administrative expenses, which resulted in a 5 basis point decrease as a percentage of sales from last year’s second quarter. In total dollars, these fixed expenses increased $2.2 million and resulted primarily from increases related to one-time moving expenses associated with the new corporate headquarters, outside consulting and contract programmers, home office and other non-store payroll, and a slight reduction in net proprietary credit card income. Such increases more than offset quarterly cost reductions during the second quarter in certain expenses such as charges related primarily to lease termination expense for lease obligations that extend beyond the closing of a particular store or the exit of a leased facility. Year-to-date, relatively fixed selling, general and administrative expenses decreased 25 basis points as a percentage of sales compared to the first six months of fiscal 2004. These expenses increased $3.0 million primarily as a result of increases in home office and other non-store payroll and one-time moving expenses associated with the new corporate headquarters. These increases were partially offset by a decrease in non-capitalized technology costs.

Depreciation and amortization expense for the second quarter of fiscal 2005 totaled $14.0 million, an increase of $1.7 million or 20 basis points as a percentage of sales over the same period a year ago. Year-to-date depreciation and amortization expense was $27.5 million, an increase of $3.1 million or 20 basis points as a percentage of sales over the comparable period last year. These increases were largely attributable to the overall increase in net new store openings, depreciation expense on information systems technology and related software applications that were implemented subsequent to the end of last year’s second quarter, and one month of depreciation expense on the new corporate headquarters. Depreciation expense for the remainder of the year will increase as a result of depreciation on the new corporate headquarters, and will be offset by a reduction in selling, general and administrative expenses due to the expiration of the lease on the old corporate headquarters at the end of the second quarter.

Operating income decreased 43.5% to $16.5 million for the second quarter of fiscal 2005 from $29.1 million for the second quarter of fiscal 2004. For the first six months of fiscal 2005, operating income decreased 41.1% to $35.0 million from $59.4 million for the same period last year. As a percentage of sales, operating income for the second quarter decreased to 3.6% from 6.8% for the same period a year ago. Year-to-date, operating income decreased to 4.0% of sales versus 7.1% of sales for the comparable period last year.

The Company’s effective income tax rate for fiscal 2005 is estimated at 37.1%.

Net income for the second quarter of fiscal 2005 was $10.4 million, or $.12 per diluted share, compared to net income of $18.4 million, or $.20 per diluted share, for the second quarter of fiscal 2004. Net income for the first six months of fiscal 2005 was $22.2 million, or $.25 per diluted share, compared to net income of $37.5 million, or $.41 per diluted share, for the first six months of fiscal 2004. Net income for the quarter and year-to-date periods decreased 43.3% and 40.8%, respectively, compared to the same periods last year.

Liquidity and Capital Resources

The Company ended the second quarter of fiscal 2005 with $99.7 million in cash and cash equivalents compared to $185.9 million a year ago. The Company’s operating activities used $4.7 million in net cash during the first half of fiscal 2005, primarily as a result of increases in inventory, accounts receivable, prepaid expenses and other current assets and a decrease in income taxes payable. Inventory levels at the end of the second quarter were $413.3 million, up $44.1 million or 11.9% over last year’s second quarter inventory balance of $369.2 million, primarily as a result of a 10.7% increase in total retail square footage during the same period. Inventory per retail square foot was $46, an increase of 1% over the end of the second quarter of last year.

During the first half of fiscal 2005, the Company spent a net $63.6 million in investing activities. Capital expenditures were $56.8 million and included $26.8 million for construction of the new corporate headquarters and $18.4 million related to expenditures for new and existing Pier 1, Cargokids and The Pier stores. The remaining $11.6 million in capital expenditures resulted primarily from information systems enhancements and expenditures for the Company’s distribution centers. Fiscal 2005 capital expenditures are projected to be in a range of $95 to $100 million. The Company currently expects to open 110 to 115 new Pier 1 stores in the United States and Canada during fiscal 2005 and close or relocate 40 stores over the same period. In addition, the Company expects to open a total of 10 to 15 new Cargokids or Pier 1 Kids stores and close or relocate two to five stores during fiscal year 2005.

Through the first half of fiscal 2005, the Company’s beneficial interest in securitized receivables increased $6.9 million to $51.2 million from the fiscal 2004 year-end balance of $44.3 million. Total proprietary credit card receivables increased $6.4 million from $142.2 million at February 28, 2004 to $148.6 million at August 28, 2004. Throughout the period, $100 million of beneficial interests were held by outside parties, and all proprietary credit card receivables were securitized throughout the first half of fiscal 2005 and the entire fiscal year 2004.

Financing activities for the first six months of fiscal 2005 used a net $57.1 million of the Company’s cash resources. During the first six months of fiscal 2005, the Company repurchased 2,400,000 shares of its common stock for $43.0 million, including fees, at a weighted average price of $17.93. Subsequent to the end of the second quarter, the Company purchased an additional 353,300 shares for $6.6 million, including fees. As of September 28, 2004, approximately $120.1 million remain authorized for repurchase under the stock buyback program approved by the Board of Directors in June 2004. Dividend payments totaled $17.5 million for the first half of fiscal 2005, and other financing activities, primarily the exercise of stock options, provided cash of $3.5 million.

The Company’s minimum operating lease commitments remaining for fiscal 2005 were $112.1 million. The present value of total existing minimum operating lease commitments discounted at 10% was $959.9 million at the fiscal 2005 second quarter-end. The Company expects to continue to fund its operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit, and sales of proprietary credit card receivables. The Company’s bank facilities include a $125 million revolving credit facility, all of which was available at the end of the second quarter of fiscal 2005. This facility expires in September 2006. The Company also has other long-term and short-term bank facilities totaling $164.5 million used principally for the issuance of letters of credit; $58.1 million of these facilities were available at August 28, 2004. The Company’s current ratio was 2.4 to 1 at the end of the second quarter of fiscal 2005 compared to 2.5 to 1 at the end of fiscal year 2004.

On September 30, 2004, the Company declared a cash dividend of $.10 per share payable on November 17, 2004 to shareholders of record on November 3, 2004. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company’s business.

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

PART I

Item 4. Controls and Procedures.

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 28, 2004, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 28, 2004, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
		Price	Part of	May Yet Be
	Total	Paid per	Publicly	Purchased
	Number of	Share	Announced	Under the
	Shares	(including	Plans or	Plans or
Period	Purchased	fees)	Programs(1)	Programs(1)
May 30, 2004 through July 3, 2004	300,000	$17.04	300,000	$150,000,000
July 4, 2004 through July 31, 2004	350,000	18.08	350,000	143,671,661
August 1, 2004 through August 28, 2004	1,045,000	16.27	1,045,000	126,670,034

	1,695,000	$16.78	1,695,000	$126,670,034

(1) On March 27, 2003, the Board of Directors authorized up to $150 million for repurchases of the Company’s common stock, replacing the previous authorization. On June 25, 2004, the Board of Directors replaced this program with a new authorization that allows up to $150 million for repurchases of the Company’s common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Item 6. Exhibits.

(a)	Exhibits	See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: October 5, 2004	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board
and Chief Executive Officer

Date: October 5, 2004	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: October 5, 2004	By:	/s/ Susan E. Barley Susan E. Barley, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certifications.