Form 10-Q
period 2004-11-27
PIER 1 IMPORTS INC/DE
filed 2005-01-06
CIK 278130

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of December 28, 2004

Common Stock, $1.00 par value	86,354,241

PIER 1 IMPORTS, INC.

PART I

Item 1. Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003
Net sales	$487,729	$482,444	$1,372,027	$1,312,987

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	296,651	274,346	839,928	767,580
Selling, general and administrative expenses	145,766	143,997	424,273	397,500
Depreciation and amortization	14,520	13,140	42,038	37,564

	456,937	431,483	1,306,239	1,202,644

Operating income	30,792	50,961	65,788	110,343

Nonoperating (income) and expenses:
Interest and investment income	(384)	(462)	(1,204)	(1,623)
Interest expense	249	322	798	1,344

	(135)	(140)	(406)	(279)

Income before income taxes	30,927	51,101	66,194	110,622

Provision for income taxes	11,452	18,907	24,536	40,930

Net income	$19,475	$32,194	$41,658	$69,692

Earnings per share:
Basic	$.23	$.36	$.48	$.78

Diluted	$.22	$.35	$.47	$.76

Dividends declared per share:	$.10	$.08	$.30	$.22

Average shares outstanding during period:
Basic	86,155	89,005	87,232	89,520

Diluted	87,845	91,588	89,129	91,803

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)
(unaudited)

	Nov. 27,	Feb. 28,	Nov. 29,
	2004	2004	2003
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $104,711, $208,984 and $164,136, respectively	$119,672	$225,101	$178,731
Beneficial interest in securitized receivables	52,717	44,331	51,237
Other accounts receivable, net	24,594	14,226	20,243
Inventories	396,972	373,870	404,152
Prepaid expenses and other current assets	44,002	40,623	38,158

Total current assets	637,957	698,151	692,521

Properties, net	323,043	290,420	272,262
Other noncurrent assets	62,157	63,602	54,105

	$1,023,157	$1,052,173	$1,018,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$6,000
Accounts payable	102,241	100,640	100,153
Gift cards and other deferred revenue	55,070	59,385	50,506
Accrued income taxes payable	8,441	25,982	14,591
Other accrued liabilities	103,494	93,881	98,923

Total current liabilities	269,246	279,888	270,173

Long-term debt	19,000	19,000	19,000
Other noncurrent liabilities	75,475	69,654	66,313

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	142,887	145,384	145,126
Retained earnings	646,528	630,997	589,785
Cumulative other comprehensive income	4,742	1,667	1,603
Less — 14,612,000, 12,473,000 and 11,559,000 common shares in treasury, at cost, respectively	(235,500)	(195,196)	(173,891)

	659,436	683,631	663,402

	1,023,157	1,052,173	1,018,888

Commitments and contingencies	—	—	—

	$1,023,157	$1,052,173	$1,018,888

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	Nov. 27,	Nov. 29,
	2004	2003

Cash flow from operating activities:
Net income	$41,658	$69,692
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	54,625	48,268
Loss (gain) on disposal of fixed assets	604	(552)
Deferred compensation	5,784	4,876
Lease termination expense	1,851	2,992
Tax benefit from options exercised by employees	2,675	4,355
Other	1,786	2,975
Changes in cash from:
Inventories	(23,102)	(70,802)
Other accounts receivable, prepaid expenses and other current assets	(19,169)	(18,477)
Accounts payable and accrued expenses	4,506	31,076
Accrued income taxes payable	(17,541)	(11,207)
Other noncurrent assets	548	(754)

Net cash provided by operating activities	54,225	62,442

Cash flow from investing activities:
Capital expenditures	(80,519)	(87,904)
Proceeds from disposition of properties	951	33,953
Net change in restricted cash	—	(500)
Beneficial interest in securitized receivables	(8,386)	(12,049)

Net cash used in investing activities	(87,954)	(66,500)

Cash flow from financing activities:
Cash dividends	(26,127)	(19,683)
Purchases of treasury stock	(54,281)	(52,292)
Proceeds from stock options exercised, stock purchase plan and other, net	8,708	13,040
Repayments of notes payable	—	(390)

Net cash used in financing activities	(71,700)	(59,325)

Change in cash and cash equivalents	(105,429)	(63,383)
Cash and cash equivalents at beginning of period	225,101	242,114

Cash and cash equivalents at end of period	$119,672	$178,731

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 27, 2004

(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance February 28, 2004	88,227	$100,779	$145,384	$630,997	$1,667	$(195,196)	$683,631

Comprehensive income:

Net income	—	—	—	41,658	—	—	41,658

Other comprehensive income:
Currency translation adjustments	—	—	—	—	3,075	—	3,075

Comprehensive income							44,733

Purchases of treasury stock	(3,012)	—	—	—	—	(54,281)	(54,281)

Exercise of stock options, stock purchase plan and other	873	—	(2,497)	—	—	13,977	11,480

Cash dividends ($.30 per share)	—	—	—	(26,127)	—	—	(26,127)

Balance November 27, 2004	86,088	$100,779	$142,887	$646,528	$4,742	$(235,500)	$659,436

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 27, 2004
AND NOVEMBER 29, 2003

(unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 2004. All adjustments that are, in the opinion of management, necessary for a fair statement of the financial position as of November 27, 2004, and the results of operations and cash flows for the three and nine months ended November 27, 2004 and November 29, 2003 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 27, 2004 and November 29, 2003 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The classification of certain amounts previously reported in the consolidated balance sheet as of November 29, 2003, and in the consolidated statement of cash flows for the nine months then ended has been modified to conform to the November 27, 2004 method of presentation.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. As of November 27, 2004, there were 5,221,750 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. As of November 29, 2003, there were no stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. Earnings per share for the three and nine months ended November 27, 2004 and November 29, 2003 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003

Net income (Basic and Diluted)	$19,475	$32,194	$41,658	$69,692

Average shares outstanding during period:
Basic	86,155	89,005	87,232	89,520
Plus assumed exercise of stock options	1,690	2,583	1,897	2,283

Diluted	87,845	91,588	89,129	91,803

Earnings per share:
Basic	$.23	$.36	$.48	$.78

Diluted	$.22	$.35	$.47	$.76

Note 2 – Comprehensive income

The components of comprehensive income for the three and nine months ended November 27, 2004 and

November 29, 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003

Net income	$19,475	$32,194	$41,658	$69,692
Currency translation adjustments	3,798	2,825	3,075	3,813

Comprehensive income	$23,273	$35,019	$44,733	$73,505

Note 3 – Stock-based compensation

The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes no compensation expense for the stock option grants.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003

Net income, as reported	$19,475	$32,194	$41,658	$69,692

Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(3,013)	(2,444)	(8,762)	(6,280)

Pro forma net income	$16,462	$29,750	$32,896	$63,412

Earnings per share:
Basic - as reported	$.23	$.36	$.48	$.78

Basic - pro forma	$.19	$.33	$.38	$.71

Diluted - as reported	$.22	$.35	$.47	$.76

Diluted - pro forma	$.19	$.33	$.37	$.69

Note 4 – Store closing provision

Although the Company’s stores typically are not closed before the end of their primary lease terms, periodically certain stores with relatively short terms remaining on their respective leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these store closings, the Company recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income for the closed stores. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to store closings are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and there has been no write-down of inventory or employee severance costs associated with these closed stores. The following table represents a reconciliation of the liability balances from February 28, 2004 to November 27, 2004 (in thousands):

Lease Termination Obligation

Balance at February 28, 2004	$1,748

Original charges	1,449
Revisions	402
Cash payments	(1,864)

Balance at November 27, 2004	$1,735

Note 5 – Benefits plans

The Company maintains supplemental retirement plans (“the Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and allocates this cost to service periods. The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The Company made no contributions to the trust during the first nine months of fiscal 2005, but expects to contribute to the trust prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three and nine months ended November 27, 2004 and November 29, 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$483	$175	$1,449	$526
Interest cost	361	354	1,082	1,060
Amortization of unrecognized prior service costs	208	216	623	647
Amortization of net actuarial loss	43	82	130	247

Net periodic benefit cost	$1,095	$827	$3,284	$2,480

Note 6 – Adoption of new accounting standards

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that SFAS 123R will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. However, the effect of SFAS 123R on the Company’s statement of operations is not expected to be materially different from the pro forma disclosures included in Note 3 of the Notes to Consolidated Financial Statements.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports proprietary merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the name Pier 1 Imports (“Pier 1”), and the names “Cargokids” and “Pier 1 kids”. Cargokids operates stores that sell children’s home furnishings and decorative accessories. During fiscal 2005, the Company tested changing the name of Cargokids stores to the Pier 1 kids name. For purposes of reporting results in this report, both Cargokids stores and Pier 1 kids stores are referred to together as “Cargokids” unless the context indicates otherwise. Retail locations operating under the name “The Pier” are primarily located in the United Kingdom. As of November 27, 2004, the Company operated 1,242 stores in the United States, Canada, Puerto Rico, the United Kingdom and Mexico.

Management reviews a number of key indicators to evaluate the Company’s financial performance. The results of operations for the three and nine months ended November 27, 2004 and November 29, 2003 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the Holiday season beginning in November and continuing through December. The following table summarizes certain key performance indicators for the three and nine months ended November 27, 2004 and November 29, 2003:

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003
Key Performance Metrics

Total sales growth	1.1%	10.0%	4.5%	6.4%
Comparable stores sales growth	(6.3%)	1.6%	(3.7%)	(2.0%)
Merchandise margins as a percentage of sales	53.9%	56.2%	54.1%	55.5%
Store occupancy costs as a percentage of sales	14.7%	13.1%	15.3%	14.0%
Selling, general and administrative expenses as a percentage of sales	29.9%	29.8%	30.9%	30.3%
Operating income as a percentage of sales	6.3%	10.6%	4.8%	8.4%
Net income as a percentage of sales	4.0%	6.7%	3.0%	5.3%
Diluted earnings per share	$.22	$.35	$.47	$.76

At period end:
Inventory per retail square foot	$42.99	$47.17	$42.99	$47.17
Total retail square footage growth from the same period last year	7.8%	11.5%	7.8%	11.5%

Although the Company’s net sales during the third quarter and first nine months of fiscal 2005 grew 1.1% and 4.5%, respectively, comparable store sales were disappointing and declined 6.3% and 3.7% during the respective periods. Net income declined for the comparable third quarter and year-to-date periods, and diluted earnings per share were $.22 and $.47 for the respective periods. Merchandise margins decreased 230 basis points during the third quarter and 140 basis points year-to-date, primarily because of increased promotional activity. Store occupancy costs as a percentage of sales increased 160 and 130 basis points for the quarter and first nine months of fiscal 2005, respectively, and as a result, gross profit declined 390 basis points for the third quarter and 270 basis points for the year-to-date period.

Declining comparable store sales performance remains a key concern of the Company, and management is implementing the following strategic marketing, merchandising and operational initiatives with the goal of improving sales performance and increasing operating margins:

Marketing

The Company named a new advertising agency in October 2004 to develop the Company’s new creative marketing campaign that is expected to launch in March 2005 and to include television, print, radio and direct mail. During the third quarter, the Company decided to stop advertising on national television while the new marketing campaign is being developed. The Company will also utilize the services of a new media planning and buying agency to help ensure optimal media placement with an expectation that the Company will receive an improved return on its advertising investment. This fall, the Company tested a mail order catalog distributed to two select markets. The Company plans to mail another catalog next spring to a broader group of customers in six markets across the United States. In addition, a “Special Finds” book located in all Pier 1 stores allows customers to order featured items, such as larger furniture, upholstered pieces, rugs, and other decorative accessories that are available and displayed only in certain larger-concept Pier 1 stores.

Merchandising

Merchandising initiatives include a 15% to 20% reduction in stock keeping units (“SKU”) count, which will enable the Company to better highlight and feature new and unique merchandise in a visually appealing manner. Prices will be reduced on certain items within the merchandise assortment to ensure customers perceive Pier 1 stores as a place to purchase unique, stylish merchandise at a reasonable price. Promotional activity this fall has accelerated the Company’s target date to achieve the 15% to 20% SKU reductions in all stores to late spring of 2005. Additional merchandising initiatives include reducing the time it takes to develop and deliver new merchandise to stores and broadening the assortment between “good, better and best” categories, so customers will be able to see and appreciate differences in style, design and selection in certain products.

Store Operations

The Company has increased store payroll hours to provide store associates with more time to focus on the customer in an effort to increase sales. Additional store payroll hours will also allow for customer service training for associates and should provide store associates with more time to prepare stores for featured merchandise in stronger visual presentations.

During fiscal 2005, the Company tested the name Pier 1 kids by converting six Cargokids stores to Pier 1 kids stores and opening two new stores using the Pier 1 kids name. The test results were encouraging and the Company now plans to convert all Cargokids stores to Pier 1 kids stores by March 2005, and plans to open 10 to 15 new Pier 1 kids stores in fiscal 2006.

Despite disappointing sales results, the Company’s balance sheet remains strong and management continues to prudently manage inventory levels and control operating expenses. Management feels that these strategic initiatives will better position the Company to take advantage of any improvements in the macroeconomic environment. These recent initiatives should assist the Company by positioning it to achieve better results in sales and earnings in fiscal 2006.

For a more detailed discussion of our financial performance during the third quarter and first nine months of fiscal 2005, please continue reading Management’s Discussion and Analysis, as well as the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Results of Operations

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 27,	Nov. 29,	Nov. 27,	Nov. 29,
	2004	2003	2004	2003

Pier 1 Imports stores	$456,564	$456,263	$1,291,028	$1,248,441
The Pier stores	20,527	17,611	48,962	40,729
Cargokids stores	6,064	4,714	18,541	13,148
Internet	2,373	2,225	7,091	5,964
Other (1)	2,201	1,631	6,405	4,705

Net Sales	$487,729	$482,444	$1,372,027	$1,312,987

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Cargokids’ contract sales. As of August 30, 2003, Cargokids no longer sells merchandise under wholesale contracts.

Net sales totaled $487.7 million for the third quarter of fiscal 2005, an increase of $5.3 million or 1.1% over last year’s third quarter net sales of $482.4 million. Year-to-date sales grew 4.5% to $1,372.0 million from $1,313.0 million a year ago. Incremental sales growth for the nine-month period was comprised of the following components (in thousands):

Net Sales

Net sales for the nine months ended November 29, 2003	$1,312,987

Incremental sales growth/decline from:
New stores opened during fiscal 2005	49,971
Stores opened during fiscal 2004	96,252
Comparable stores	(43,885)
Closed stores and other	(43,298)

Net sales for the nine months ended November 27, 2004	$1,372,027

Comparable store sales declined 6.3% and 3.7% during the quarter and year-to-date periods, respectively. The Company believes comparable store sales have suffered as a result of a challenging retail environment with weakened discretionary spending among its target consumer group. Comparable store sales were further impacted by a lack of national television advertising during the third quarter while the Company transitions to a new advertising agency to provide creative content. The Company expects soft sales results to continue into the fourth quarter and projects comparable store sales to be in the negative high-single digit range compared to the fourth quarter of fiscal 2004.

During the third quarter the Company opened 34 and relocated or closed 11 Pier 1 stores in North America, closed four Cargokids stores, opened one new The Pier store and opened two “store-within-a-store” concepts in Sears de Mexico, S.A. locations. During the first nine months of fiscal 2005, the Company opened 82 and closed or relocated 28 North American Pier 1 stores. The Company opened nine Cargokids stores, including two under the Pier 1 kids name, while closing five Cargokids stores and converting six Cargokids to Pier 1 kids stores during the year-to-date period. The Company also opened three The Pier stores and opened two “store-within-a-store” concepts in Sears de Mexico, S.A. locations during the first nine months of fiscal 2005. Net new store openings resulted in an increase in total retail square footage of 6.3% from the beginning of fiscal 2005 and 7.8% over the third quarter of fiscal 2004. Including Cargokids and all other worldwide locations, the Company’s store count totaled 1,242 at the end of the third quarter of fiscal 2005.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2005 to the number open at the end of the third quarter follows (openings and closings include relocated stores):

	Pier 1 North
	American	International (1)	Cargokids	Total
Open at February 28, 2004	1,083	56	40	1,179
Openings	82	5	9	96
Closings	(28)	—	(5)	(33)

Open at November 27, 2004	1,137	61	44	1,242

(1)	International stores were located in Puerto Rico, the United Kingdom and Mexico.

The Company’s proprietary credit card sales continued to grow during the third quarter with net sales increasing $1.2 million or 1.0%, to $119.6 million over last year’s third quarter proprietary credit card sales of $118.4 million. Proprietary credit card sales during the year-to-date period were $365.2 million, an increase of $32.9 million or 9.9%, compared to sales of $332.3 million during the same period last year. Third quarter proprietary credit card sales comprised 27.6% of U.S. store sales compared to 27.3% last year, while year-to-date proprietary credit card sales were 29.6% of U.S. store sales versus 27.9% last year. Average ticket on the proprietary credit card increased to $171 during the first nine months of fiscal 2005, compared to $167 last year. The Company continues to attempt to increase total sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.

Gross Profit - Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 390 basis points to 39.2% for the third quarter of fiscal 2005 and decreased 270 basis points to 38.8% for the first nine months of fiscal 2005. As a percentage of sales, merchandise margins decreased 230 basis points for the third quarter and 140 basis points for the nine-month period ended November 27, 2004, from the comparable periods a year ago. Merchandise margin decreases during the quarter and year-to-date periods resulted primarily from additional promotional discounts offered to customers. Merchandise margins during the third quarter were also impacted by slightly lower input margins as a result of planned price point reductions and increases in certain cost components such as fuel costs. Merchandise margins for the fourth quarter of fiscal 2005 are expected to decline from the same quarter last year as the Company plans to stimulate sales with additional promotional discounts and continue its permanent price reductions on selected merchandise items, and projects fuel costs to be higher than a year ago. As a percentage of sales, store occupancy costs for the third quarter were 14.7%, an increase of 160 basis points compared to the year ago quarter. Year-to-date, store occupancy costs increased 130 basis points to 15.3% of sales compared to the same period last year. Store occupancy cost increases, as a percentage of sales, resulted primarily from relatively fixed rental costs over a lower sales base and from an increase in the percentage of sales derived from newer stores, for which occupancy costs as a percentage of sales tend to be higher until the stores reach maturity.

Operating Expenses and Depreciation - Selling, general and administrative expenses for the third quarter of fiscal 2005 were $145.8 million, an increase of $1.8 million over last year’s $144.0 million. As a percentage of sales, third quarter selling, general and administrative expenses increased 10 basis points to 29.9%. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $2.7 million, or slightly more than 30 basis points as a percentage of sales. In an effort to generate sales by providing enhanced customer service, the Company’s management approved increased store payroll hours during the third quarter and as a result, total store payroll increased $5.8 million or 100 basis points as a percentage of sales compared to last year’s third quarter. Marketing expenditures for the third quarter were $20.6 million or 4.2% of sales, a decrease of $3.0 million or 70 basis points when expressed as a percentage of sales. Marketing cost reductions resulted primarily from decreased television advertising during the quarter and termination of the Company’s relationship with its previous advertising agency. Other variable expenses, including supplies and equipment rental, decreased $0.1 million and were flat as a percentage of sales. Relatively fixed selling, general and administrative expenses were well controlled and decreased $0.9 million and 30 basis points as a percentage of sales, primarily from decreased usage of outside consultants and contract programmers and from increased net proprietary credit card income.

For the first nine months of fiscal 2005, selling, general and administrative expenses increased 60 basis points as a percentage of sales to $424.3 million or 30.9% of sales, compared to $397.5 million or 30.3% of sales for the same period a year ago. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental increased $24.7 million and 90 basis points as a percentage of sales. Store payroll, including bonus, increased $16.1 million and 60 basis points as a percentage of sales for the year-to-date period as a result of the additional payroll hours discussed above and continued negative comparable store sales. Marketing expenditures for the first nine months of fiscal 2005 were $73.9 million or 5.4% of sales, an increase of $7.8 million and 35 basis points as a percentage of sales compared to the same period last year. Although the timing of marketing expenditures fluctuates between fiscal quarters, marketing costs for the fiscal year are expected to be comparable to slightly lower than last year and approximate 4.7% to 4.8% of sales at fiscal 2005 year-end. Other variable expenses increased $0.8 million and decreased approximately 5 basis points as a percentage of sales. Relatively fixed selling, general and administrative expenses for the year-to-date period increased $2.0 million and decreased 30 basis points when expressed as a percentage of sales. This increase was primarily the result of one-time costs associated with moving to a new corporate headquarters building as well as overlapping corporate headquarters occupancy costs during the construction of the new building. These increases were partly offset by decreased usage of outside consultants and contract programmers and increased net proprietary credit card income.

Depreciation and amortization expense for the third quarter of fiscal 2005 totaled $14.5 million, an increase of $1.4 million or 30 basis points as a percentage of sales over the same period a year ago. Year-to-date depreciation and amortization expense was $42.0 million, an increase of $4.5 million or 20 basis points as a percentage of sales over the comparable period last year. These increases were largely attributable to the overall increase in net new store openings, depreciation expense on information systems technology and related software applications that were implemented subsequent to the end of last year’s third quarter, and three months of depreciation expense on the new corporate headquarters. Depreciation expense for the remainder of the year will continue to be higher as a result of depreciation on the new corporate headquarters.

Operating income decreased 39.6% to $30.8 million for the third quarter of fiscal 2005 from $51.0 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, operating income decreased 40.4% to $65.8 million from $110.3 million for the same period last year. As a percentage of sales, operating income for the third quarter decreased to 6.3% from 10.6% for the same period a year ago. Year-to-date, operating income decreased to 4.8% of sales versus 8.4% of sales for the comparable period last year.

Net income for the third quarter of fiscal 2005 was $19.5 million, or $.22 per diluted share, compared to net income of $32.2 million, or $.35 per diluted share, for the third quarter of fiscal 2004. Net income for the first nine months of fiscal 2005 was $41.7 million, or $.47 per diluted share, compared to net income of $69.7 million, or $.76 per diluted share, for the first nine months of fiscal 2004. Net income for the quarter and year-to-date periods decreased 39.5% and 40.2%, respectively, compared to the same periods last year.

Liquidity and Capital Resources

The Company ended the third quarter of fiscal 2005 with $119.7 million in cash and cash equivalents compared to $178.7 million a year ago. The Company’s operating activities provided $54.2 million in net cash during the first nine months of fiscal 2005 compared to $62.4 million provided during the same period last year. Inventory levels at the end of the third quarter were $397.0 million, down $7.2 million or 1.8% from last year’s third quarter inventory balance of $404.2 million. Inventory per retail square foot was $43, a decrease of 9% from the end of the third quarter of last year. In light of declines in comparable store sales performance, the Company has taken steps to carefully monitor inventory levels throughout the year and the decrease in inventory per square foot is in line with the Company’s expectations regarding planned initiatives to reduce SKU counts.

During the first nine months of fiscal 2005, the Company spent a net $88.0 million in investing activities. Capital expenditures were $80.5 million and included $32.1 million for construction of the new corporate headquarters and $29.9 million related to expenditures for new and existing Pier 1, Cargokids and The Pier stores. The remaining $18.5 million in capital expenditures resulted primarily from information systems enhancements and expenditures for the Company’s distribution centers. Fiscal 2005 capital expenditures are projected to be in a range of $95 to $100 million. The Company currently expects to open approximately 110 new Pier 1 stores in the United States and Canada during fiscal 2005 and close or relocate approximately 40 stores over the same period. In addition, the Company expects to open a total of 10 to 15 new Cargokids stores and close five stores during fiscal year 2005.

Through the first nine months of fiscal 2005, the Company’s beneficial interest in securitized receivables increased $8.4 million to $52.7 million from the fiscal 2004 year-end balance of $44.3 million. Total proprietary credit card receivables increased $8.5 million from $142.2 million at February 28, 2004 to $150.8 million at November 27, 2004. Throughout the period, $100 million of beneficial interests were held by outside parties, and all proprietary credit card receivables were securitized throughout the first nine months of fiscal 2005 and the entire fiscal year 2004.

Financing activities for the first nine months of fiscal 2005 used a net $71.7 million of the Company’s cash resources. During the first nine months of fiscal 2005, the Company repurchased 3,011,600 shares of its common stock for $54.3 million, including fees, at a weighted average price of $18.02 per share. As of quarter- end, approximately $115.4 million remain authorized for repurchase under the stock buyback program approved by the Board of Directors in June 2004. Dividend payments totaled $26.1 million for the first nine months of fiscal 2005, and other financing activities, primarily the exercise of stock options, provided cash of $8.7 million.

The Company’s minimum operating lease commitments remaining for fiscal 2005 were $57.1 million. The present value of total existing minimum operating lease commitments discounted at 10% was $950.4 million at the fiscal 2005 third quarter-end. The Company expects to continue to fund its operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit, and sales of proprietary credit card receivables. The Company’s bank facilities include a $125 million revolving credit facility, all of which was available at the end of the third quarter of fiscal 2005. This facility expires in September 2006. The Company also has other long-term and short-term bank facilities totaling $164.5 million used principally for the issuance of letters of credit; $47.1 million of these facilities were available at November 27, 2004. The Company’s current ratio was 2.4 to 1 at the end of the third quarter of fiscal 2005 compared to 2.5 to 1 at the end of fiscal year 2004.

On December 9, 2004, the Company declared a cash dividend of $.10 per share payable on February 16, 2005 to shareholders of record on February 2, 2005. The Company currently expects to continue to pay cash dividends in the future but to retain most of its future earnings for expansion of the Company’s business.

Management believes the funds provided from operations, available lines of credit and sales of the Company’s proprietary credit card receivables will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2004, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 4. Controls and Procedures.

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 27, 2004, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 27, 2004, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of
			Shares	Approximate
		Average	Purchased as	Dollar Value of
		Price Paid	Part of Publicly	Shares that May
	Total Number	per Share	Announced	Yet Be Purchased
	of Shares	(including	Plans or	Under the Plans
Period	Purchased	fees)	Programs (1)	or Programs (1)

August 29, 2004 through October 2, 2004	353,300	$18.62	353,300	$120,089,956
October 3, 2004 through October 30, 2004	236,300	18.04	236,300	115,828,079
October 31, 2004 through November 27, 2004	22,000	18.29	22,000	115,425,808

	611,600	$18.38	611,600	$115,425,808

(1) On June 25, 2004, the Board of Directors authorized up to $150 million for repurchases of the Company’s common stock, replacing the previous authorization. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Item 6. Exhibits.

     (a) Exhibits                                                                                 See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: January 4, 2005	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board and Chief Executive Officer

Date: January 4, 2005	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Finance, Chief Financial Officer and Treasurer

Date: January 4, 2005	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certifications.