Form 10-K
period 2005-02-26
PIER 1 IMPORTS INC/DE
filed 2005-05-12
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-7832

PIER 1 IMPORTS, INC.

(Exact name of Company as specified in its charter)

DELAWARE	75-1729843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Pier 1 Place
Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (817) 252-8000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1.00 par value	New York Stock Exchange

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of May 9, 2005, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $1,261,000,000 using the closing sales price on that day of $15.47. It is assumed for purposes of this computation that only directors, executive officers and 10% or greater shareholders of the registrant are affiliates, but this should not be deemed to be a conclusion that any such person is an affiliate of the registrant.

     As of May 9, 2005, 86,083,400 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Annual Report to Shareholders for the fiscal year ended February 26, 2005 in Parts I and II hereof; and

2)	Registrant’s Proxy Statement for the 2005 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.
FORM 10-K ANNUAL REPORT
Fiscal Year Ended February 26, 2005

PART I

Item 1. Business.

     (a) General Development of Business.

     Throughout this document, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1” relate to the Company’s retail locations operating under the name Pier 1 Imports®. References to “The Pier” relate to the Company’s retail locations in the United Kingdom and Ireland. References to “Pier 1 Kids” relate to the Company’s retail locations formerly named Cargokids® and retail locations operating under the name Pier 1 Kids.

     In fiscal 2005, the Company expanded its specialty retail operations by opening 67 net new Pier 1 stores, five net new Pier 1 Kids stores and seven new international stores. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, Pier 1 plans to open approximately 85 new stores and close approximately 25 stores in North America during fiscal 2006. A majority of the stores expected to close in fiscal 2006 are anticipated to be replaced with more favorable locations within the same market. Pier 1 Kids expects to open approximately four new stores and close two stores. Plans for fiscal 2006 include opening approximately 16 net new international stores in the United Kingdom, Mexico and Puerto Rico, the majority of which are planned as “store within a store” formats.

     Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2005:

Alpharetta, GA	Harahan, LA	Raleigh, NC
American Fork, UT	Houston, TX (2 locations)	Rancho Cucamonga, CA
Appleton, WI	Howell, NJ	Redlands, CA
Arlington, TX	Janesville, WI	Richmond Hill, ON
Atlanta, GA	Kemah, TX	Rochester Hills, MI
Beaumont, TX	Kingston, NY	Roseburg, OR
Birmingham, AL	Kitchener, ON	Saint John, NB
Boucherville, QC	Lakewood, CO (2 locations)	San Diego, CA
Burlington, NJ	Las Vegas, NV (2 locations)	Shakopee, MN
Camp Hill, PA	London, ON	Sheboygan Falls, WI
Canton, MI	Loveland, CO	Sherbrooke, QC
Cape May, NJ	Manhattan, KS	Sherman, TX
Carmel, IN	Mankato, MN	Silver Spring, MD
Catonsville, MD	Mansfield, TX	Simpsonville, SC
Chicago, IL	Manteca, CA	St. John’s, NL
College Station, TX	Marietta, GA	St. Petersburg, FL
Collierville, TN	Marion, IA	Sturbridge, MA
Columbia, SC	Marlton, NJ	Tavernier, FL
Columbus, OH	McKinney, TX	Thunder Bay, ON
Conway, AR	Meridian, ID	Torrance, CA
Dallas, TX	Mesquite, TX	Tucson, AZ (2 locations)
Danvers, MA	Montgomery, AL	Venice, FL
Easton, PA	Mt. Laurel, NJ	Vienna, VA
El Paso, TX	Newburgh, NY	Visalia, CA
Etobicoke, ON	Newport Coast, CA	Waco, TX
Farmington Hills, MI	Oak Park Heights, MN	Waldorf, MD
Fort Gratiot, MI	Olathe, KS	Webster, TX
Gainesville, VA	Omaha, NE	West Jordan, UT
Galveston, TX	Oshawa, ON	Wilmington, NC
Gambrills, MD	Ottawa, ON	Wilsonville, OR
Gilroy, CA	Pearl City, HI	Winnipeg, MB
Grove City, OH	Philadelphia, PA	Wooster, OH
Guelph, ON	Plymouth, MA
Hadley, MA	Princeton, NJ

     Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California and Savannah, Georgia.

     Pier 1 Kids stores offer children’s furniture and decorative accessories. The Company started operating Pier 1 Kids stores in March 2001. Pier 1 Kids utilizes a web site at www.pier1kids.com to attract customers and provide information regarding placing orders, sale items and store locations.

     Set forth below is a list by city of Pier 1 Kids stores opened in North America in fiscal 2005:

Augusta, GA	Miami, FL	Vienna, VA
Baltimore, MD	Naples, FL	Wilmington, NC
Birmingham, AL	Raleigh, NC
Ft. Lauderdale, FL	Tallahassee, FL

     Pier 1 Kids maintains a distribution center facility in Fort Worth, Texas, which presently serves all its retail locations.

     The Pier, a subsidiary of the Company with locations in the United Kingdom and Ireland, operates 32 retail stores offering decorative home furnishings and related items in a setting similar to Pier 1 stores. The Pier operates a distribution facility near London, England. Additionally, The Pier has an online store, which can be accessed at www.pier.co.uk. During fiscal 2005, The Pier opened two new stores in England, and one in a “store within a store” format located in an existing Roches store in Ireland. The Pier expects to open approximately 12 new stores in fiscal 2006, nine of which are planned as “store within a store” formats, and to close three stores.

     The Company has an arrangement to supply Sears Roebuck de Mexico, S.A. de C.V. (“Sears Mexico”) with Pier 1 merchandise to be sold in a “store within a store” format in certain Sears Mexico stores. The agreement with Sears Mexico expires December 31, 2006, and substantially insulates the Company from currency fluctuations in the value of the Mexican peso. In fiscal 2005, Sears Mexico opened four new stores offering Pier 1 merchandise. As of February 26, 2005, Pier 1 merchandise was offered in 24 Sears Mexico stores. Expansion plans for fiscal 2006 include opening three new stores in Mexico.

     The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”), which allows Sears Puerto Rico to market and sell Pier 1 merchandise in a “store within a store” format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of ten stores, and as of February 26, 2005, seven of these stores offered Pier 1 merchandise. The Company is planning to open four new stores in Puerto Rico under this agreement in fiscal 2006.

     The Company owns a credit card bank in Omaha, Nebraska, operating under the name Pier 1 National Bank, N.A. (the “Bank”). The Bank holds the credit card accounts for both the Pier 1 and Pier 1 Kids proprietary credit cards. As of February 26, 2005, the Company, through the Bank, had almost 5,300,000 proprietary cardholders with approximately 1,212,000 active accounts (accounts with a purchase within the previous 12 months). The Company continues to try to increase overall sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases.

     Since June 2000, Pier 1 has operated an e-commerce web site, which can be accessed at www.pier1.com. In fiscal 2005, the site received an average of 3.1 million visitors per month, making it a significant marketing vehicle for the Company while providing customers with access to Pier 1 products and services at their convenience. Customers can shop from over 2,300 merchandise items as well as purchase gift cards, create and manage bridal and gift registries, view interactive versions of newspaper ad inserts, watch the most recent TV commercials and sign up for marketing email and direct mail. Pier 1’s Internet strategy in fiscal 2006 will continue to focus on cross-channel integration and effective utilization of the web site as a marketing vehicle to reach new and existing customers. During the fall of 2004, the Company tested a mail order catalog distributed to two select markets. In March 2005, this test was followed by another distribution of almost 600,000 catalogs to six United States markets where the Company currently has 150 stores. The Company plans to distribute approximately 2,000,000 catalogs to all United States markets during the fall of 2005, and by November 2005, the Company’s e-commerce website is expected to be fully integrated with future catalogs.

     (b) Financial Information about Industry Segments.

     In fiscal 2005, the Company conducted business as one operating segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.

     Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are incorporated by reference into Item 8 herein.

     (c) Narrative Description of Business.

     The specialty retail operations of the Company consist of retail stores operating under the names “Pier 1 Imports”, “The Pier”, and “Pier 1 Kids”, selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.

     On February 26, 2005, the Company operated 1,070 Pier 1 stores in the United States, 80 Pier 1 stores in Canada, and supported seven franchised stores in the U.S. Additionally, the Company operated 32 stores located in the United Kingdom and Ireland under the name The Pier, and 45 Pier 1 Kids stores located in the U.S. Pier 1’s growth strategy is to expand its North American store base to at least 1,500 locations. The Company expects to expand Pier 1

Kids nationally, offering value-oriented home furnishings for children and families, and plans to expand the concept to 250 to 300 stores over the next decade. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise in a “store within a store” format in 24 Sears Mexico stores and in seven Sears Puerto Rico stores. Company-operated Pier 1 stores in the United States and Canada average approximately 9,700 gross square feet, which includes an average of approximately 7,800 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2005, net sales of the Company totaled $1,897.9 million.

     Pier 1 offers a diverse selection of products consisting of approximately 3,500 items imported from over 40 countries around the world. While the broad categories of Pier 1’s merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

     FURNITURE - This product group consists of furniture, furniture pads and pillows to be used on patios and in living, dining, kitchen and bedroom areas, and in sun rooms. The product group constituted approximately 39% of Pier 1’s total North American retail sales in fiscal years 2005 and 2004, and 38% in fiscal 2003. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

     DECORATIVE ACCESSORIES - This product group constituted the broadest category of merchandise in Pier 1’s sales mix and contributed approximately 25% to Pier 1’s total North American retail sales in fiscal year 2005 and 24% in fiscal years 2004 and 2003. These items are imported from approximately 35 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.

     HOUSEWARES - This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13% of Pier 1’s total North American retail sales in fiscal years 2005, 2004 and 2003.

     BED & BATH - This product group is imported mainly from India, Germany, Thailand and China, and is also obtained from domestic sources. The group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 16% of Pier 1’s total North American retail sales in fiscal year 2005 and 18% in fiscal years 2004 and 2003.

     SEASONAL - This product group consists of merchandise for celebrating holidays and spring/summer entertaining, imported mainly from Europe, Indonesia, China, the Philippines and India, and also obtained from domestic sources. These items accounted for approximately 7% of Pier 1’s total North American retail sales in fiscal year 2005, 6% in fiscal 2004 and 7% in fiscal year 2003.

     Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors. The Company believes alternative sources of products could be procured over a relatively short period of time, if necessary. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2005, Pier 1 sold merchandise imported from over 40 different countries with 38% of its sales derived from merchandise produced in China, 13% derived from merchandise produced in the United States, 13% derived from merchandise produced in India and 29% derived from merchandise produced in Indonesia, Thailand, Brazil, the Philippines, Italy and Mexico. The remaining 7% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries.

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

     The Company is in the highly competitive specialty retail business and primarily competes with specialty sections of large department stores, home furnishing stores, small specialty import stores and discount stores. Management believes that its stores compete on the basis of price, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company also believes its Pier 1 stores remain competitive with other retailers due to name recognition, established vendor relationships and the extent and variety of the merchandise offered. The Company believes that its Pier 1 Kids operations give it the opportunity to address the children’s furniture and accessories market.

     The Company, through certain of its wholly owned subsidiaries, owns, among others, three federally registered service marks under which its Pier 1 Imports stores do business and one pending federal service mark application under which its Pier 1 Kids stores do business. Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of Pier 1 and Pier 1 Kids trademarks and service marks in the United States and in numerous foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company maintains a policy of pursuing registration of its marks and opposing any infringement of its marks.

     On February 26, 2005, the Company employed approximately 15,600 associates in North America, of which approximately 7,300 were full-time employees and 8,300 were part-time employees. Approximately 800 additional associates were employed in the United Kingdom and Ireland, of which approximately 200 were full-time employees and approximately 600 were part-time employees.

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

     Section 301 of the Trade Act of 1974 provides the U.S. government with the authority to enforce trade agreements, resolve trade disputes, and open foreign markets to U.S. goods and services. Section 301 is the principal statute under which the U.S. may impose trade sanctions on foreign countries that either violate trade agreements or maintain laws or practices that are unjustifiable and restrict U.S. commerce. If the U.S. finds that a violation of Section 301 has occurred, it may increase duties on imports into the U.S. from one or more foreign countries in order to respond to the damage to U.S. exports resulting from a country’s unfair trade practices. In this event, Pier 1 could be adversely affected by the imposition of trade sanctions.

     In addition, the U.S. maintains in effect a variety of additional international trade laws under which the Company’s ability to import may be affected from time to time, including, but not limited to, the antidumping law, the countervailing duty law, the safeguards law, and a law referred to as “Special 301,” which is designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of that dispute.

     In particular, because the Company imports merchandise from countries around the world, the Company may be affected from time to time by antidumping petitions filed with the U.S. Commerce Department and International Trade Commission by U.S. producers of competing products alleging that foreign manufacturers are selling their own products at prices in the U.S. that are less than the prices that they charge in their home country market or in third country markets or at less than their cost of production. Such petitions, if successful, could significantly increase the U.S. import duties on those products. In that event, the Company might possibly decide to pay the increased duties, thereby possibly increasing the Company’s price to consumers. Alternatively, the Company might decide to source the product or a similar product from a different country not subject to increased duties or else discontinue the importation and sale of the product.

     The purpose of the World Trade Organization is to provide a framework for expanding international trade on an equitable basis and includes a process for the resolution of trade disputes among the member countries. In recent years, the dispute resolution process of the World Trade Organization has been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances these trade disputes can lead to the threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company may seek similar products from other countries .

     (d) Financial information about geographic areas.

     Information required by this Item is incorporated by reference to “Note 1 – Summary of Significant Accounting Policies” of the section entitled “Notes to the Consolidated Financial Statements” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005.

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

Item 2. Properties.

     In March 2002, the Company purchased land in Fort Worth, Texas for construction of new headquarters and relocation of its corporate offices. The Company completed the construction and relocated to its new corporate headquarters building in August 2004. The facility contains approximately 460,000 square feet of office space, intended to accommodate the Company’s future growth. Total cost of the new headquarters, including land, was approximately $100 million, of which $34 million was spent in fiscal 2005, $53 million was spent in fiscal 2004, and $13 million was spent in fiscal 2003. The Company leases approximately 12,000 square feet of office space for its Pier 1 Kids subsidiary, also located in Fort Worth, Texas. The Pier leases approximately 12,000 square feet of office space in the U.K. for its corporate office.

     The Company leases the majority of its retail stores, its warehouses and other office space. At February 26, 2005, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $1,034 million. The Company currently owns and leases distribution space of approximately four million square feet. The Company also acquires temporary distribution space from time to time through short-term leases.

     The following table shows the distribution of Pier 1’s North American stores by state and province as of February 26, 2005:

United States (company-owned)

Alabama	17	Louisiana	16	Ohio	41
Alaska	1	Maine	1	Oklahoma	6
Arizona	21	Maryland	25	Oregon	13
Arkansas	8	Massachusetts	29	Pennsylvania	41
California	112	Michigan	41	Rhode Island	4
Colorado	25	Minnesota	20	South Carolina	18
Connecticut	21	Mississippi	7	South Dakota	2
Delaware	4	Missouri	23	Tennessee	21
Florida	75	Montana	6	Texas	82
Georgia	36	Nebraska	6	Utah	12
Hawaii	3	Nevada	9	Virginia	34
Idaho	6	New Hampshire	6	Washington	24
Illinois	46	New Jersey	34	West Virginia	5
Indiana	22	New Mexico	5	Wisconsin	21
Iowa	10	New York	47	Wyoming	1
Kansas	10	North Carolina	38
Kentucky	11	North Dakota	4

United States (franchised)

Arizona	1	Nevada	1	Texas	1

Kentucky	1	New Hampshire	1	Vermont	1
Maine	1

Canada (company-owned)

Alberta	9	New Brunswick	2	Ontario	36
British Columbia	12	New Foundland	1	Quebec	15
Manitoba	2	Nova Scotia	1	Saskatchewan	2

     The Pier’s retail operations consist of 25 stores in England, four stores in Scotland, two stores in Ireland and one store in Wales. At the end of fiscal 2005, Pier 1 Kids had 15 stores in Florida, ten stores in North Carolina, seven stores in Texas, six stores in Georgia, three stores in Virginia, two stores in Maryland, one store in Alabama and one store in Delaware.

     As of February 26, 2005, Pier 1 owned or leased the following warehouse properties in or near the following cities:

Owned/Leased
Location	Approx. Sq. Ft.	Facility
Baltimore, Maryland	634,000 sq. ft.	Leased
Chicago, Illinois	514,000 sq. ft	Owned
Columbus, Ohio	527,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Fort Worth, Texas	262,000 sq. ft.	Leased
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased

     The Company also leases approximately 147,000 square feet of warehouse space in the United Kingdom for The Pier’s operations and approximately 235,000 square feet of warehouse space in the United States for Pier 1 Kids’ operations. The Company is currently leasing additional space under short-term agreements. In support of its long-range growth plan, the Company is continuing expansion of its distribution facilities. The Company plans to construct a new distribution center under a build-to-suit arrangement and lease the facility under an operating lease. This facility will be located in the Northwest United States and is expected to begin operations in early fiscal 2007.

Item 3. Legal Proceedings.

     There are various claims, lawsuits, investigations and pending actions, against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company intends to vigorously defend itself against the claims asserted in these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s 2005 fiscal year.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Information required by this Item is incorporated by reference to the section entitled “Market Price and Dividend Information” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005. With respect to equity compensation plan information, please refer to Item 11 of this report.

     The Company’s common stock is traded on the New York Stock Exchange. As of April 27, 2005, there were approximately 40,000 shareholders of record of the Company’s common stock.

          In June 2004, the Company’s Board of Directors authorized up to $150 million for purchases of common stock, replacing the previous authorization. During fiscal 2005, the Company repurchased 3,225,000 shares of its outstanding common stock. As of April 18, 2005, approximately $108.7 million remained available for purchase. Future repurchases of common stock will be made through open market or private transactions from time to time depending on prevailing market conditions, the Company’s available cash and the Company’s consideration of any loan agreement restrictions and its corporate credit ratings.

          The following table provides information with respect to purchases of common stock of the Company made during the three months ended February 26, 2005, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of
			Shares	Approximate
		Average	Purchased as	Dollar Value of
		Price Paid	Part of Publicly	Shares that May
	Total Number	per Share	Announced	Yet Be Purchased
	of Shares	(including	Plans or	Under the Plans
Period	Purchased	fees)	Programs (1)	or Programs (1)
November 28, 2004 through January 1, 2005	—	$—	—	$115,425,808
January 2, 2005 through January 29, 2005	175,000	18.48	175,000	112,192,504
January 30, 2005 through February 26, 2005	38,400	18.12	38,400	111,496,848

	213,400	$18.41	213,400	$111,496,848

(1)	On June 25, 2004, the Board of Directors authorized up to $150 million for repurchases of the Company’s common stock, replacing the previous authorization. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

          The Company’s primary loan agreements require the Company to maintain certain financial ratios, limit certain investments, and in some instances, limit repurchases of common stock. The Company was in compliance with all debt covenants at fiscal 2005 year-end. During fiscal 2005, the Company paid cash dividends totaling approximately $34.8 million, or $.40 per share. In March 2005, the Company declared a cash dividend of $.10 per share payable on May 18, 2005. The Company’s Board of Directors may continue to pay cash dividends and repurchase its common stock in fiscal 2006, but expects to retain most of its future earnings for expansion of the Company’s business. The Company’s dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

Item 6. Selected Financial Data.

     Information required by this Item is incorporated by reference to the section entitled “Financial Summary” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Information required by this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Information required by this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk Disclosures” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005.

Item 8. Financial Statements and Supplementary Data.

     Information required by this Item is incorporated by reference to the material in the Company’s consolidated financial statements described below, notes thereto and the Report of Independent Registered Public Accounting Firm set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005:

Consolidated Statements of Operations for the Years Ended
February 26, 2005, February 28, 2004 and March 1, 2003

Consolidated Balance Sheets at February 26, 2005 and February 28, 2004

Consolidated Statements of Cash Flows for the Years Ended
February 26, 2005, February 28, 2004 and March 1, 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended
February 26, 2005, February 28, 2004 and March 1, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The unaudited quarterly information required by this Item is incorporated by reference to the section entitled “Selected Quarterly Financial Data (unaudited)” set forth in the Company’s Annual Report to Shareholders for the fiscal years ended February 26, 2005 and February 28, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Information regarding internal control over financial reporting required by this Item is incorporated by reference to “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” set forth in the Company’s Annual Report to Shareholders for the fiscal year ended February 26, 2005.

     There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 26, 2005, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART III

     Item 10. Directors and Executive Officers of the Company.

     Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors — Nominees for Directors” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

     Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

     No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Executive Officers of the Company

     MARVIN J. GIROUARD, age 65, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as Senior Vice President of Merchandising of Pier 1 Imports (U.S.), Inc.

     CHARLES H. TURNER, age 48, has served as Executive Vice President of Finance since April 2002 and has served as Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

     GREGORY S. HUMENESKY, age 53, has served as Executive Vice President of Human Resources of the Company since February 2005. Prior to joining the Company, he served as Senior Vice President of Human Resources at Zale Corporation from April 1996 to February 2005.

     JAY R. JACOBS, age 50, has served as Executive Vice President of Merchandising of the Company since April 2002. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

     J. RODNEY LAWRENCE, age 59, has served as Executive Vice President of Legal Affairs since April 2002 and has served as Secretary of the Company since November 1985. He served as Senior Vice President of Legal Affairs of the Company from June 1992 to April 2002, and served as Vice President of Legal Affairs of the Company from December 1985 to June 1992.

     PHIL E. SCHNEIDER, age 53, has served as Executive Vice President of Marketing of the Company since April 2002. He served as Senior Vice President of Marketing of the Company from May 1993 to April 2002, and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

     DAVID A. WALKER, age 54, has served as Executive Vice President of Logistics and Allocations of the Company since April 2002. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

     E. MITCHELL WEATHERLY, age 57, has served as Executive Vice President of Stores of the Company since December 2004. He served as Executive Vice President of Human Resources of the Company from April 2002 to December 2004. He served as Senior Vice President of Human Resources of the Company from June 1992 to April 2002, and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.

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

Item 11. Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” and the section entitled “Executive Compensation – Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

     Information required by this Item is incorporated by reference to the sections entitled “Other Business – Independent Auditor Fees” and “Other Business – Pre-approval of Nonaudit Fees” set forth in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.	Financial Statements

Consolidated Statements of Operations for the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003

Consolidated Balance Sheets at February 26, 2005 and February 28, 2004

Consolidated Statements of Cash Flows for the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

Date: May 4, 2005	PIER 1 IMPORTS, INC.

	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marvin J. Girouard	Chairman and	May 4, 2005
Chief Executive Officer
Marvin J. Girouard

/s/ Charles H. Turner	Executive Vice President, Finance	May 4, 2005
Chief Financial Officer and Treasurer
Charles H. Turner

/s/ Susan E. Barley	Principal Accounting Officer	May 4, 2005

Susan E. Barley

/s/ John H. Burgoyne	Director	May 4, 2005

John H. Burgoyne

/s/ Dr. Michael R. Ferrari	Director	May 4, 2005

Dr. Michael R. Ferrari

/s/ James M. Hoak, Jr.	Director	May 4, 2005

James M. Hoak, Jr.

/s/ Karen W. Katz	Director	May 4, 2005

Karen W. Katz

/s/ Terry E. London	Director	May 4, 2005

Terry E. London

/s/ Tom M. Thomas	Director	May 4, 2005

Tom M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation and Amendments thereto incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date.

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated December 4, 2003, incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2004.

10.2*	The Company’s Supplemental Executive Retirement Plan effective May 1, 1986, as amended and restated as of December 5, 2002.

10.3*	The Company’s Supplemental Retirement Plan effective September 28, 1995, as amended and restated as of December 5, 2002.

10.4.1*	The Company’s Benefit Restoration Plan as amended and restated effective July 1, 1995, incorporated herein by reference to Exhibit 10.5.1 to the Company’s Form 10-Q for the quarter ended May 27, 1995.

10.4.2*	Amendment Nos. 1, 2, 3, 4, 5 and 6 to the Company’s Benefit Restoration Plan.

10.5.1*	The Company’s Management Restricted Stock Plan, effective June 24, 1993, incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended February 25, 1995.

10.5.2*	Amendment Nos. 1 and 2 to the Company’s Management Restricted Stock Plan.

10.6.1*	The Company’s 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996.

10.6.2*	Amendment No. 1 to the Company’s 1989 Employee Stock Option Plan.

10.7*	The Company’s 1989 Non-Employee Director Stock Option Plan, as amended effective June 28, 1989, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended March 3, 1990.

10.8*	Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended February 29, 1992.

10.9*	The Company’s Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended February 26, 1994.

10.10.1	Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended March 1, 1997.

10.10.2	Amendments Nos. 1, 2 and 3 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.13.2 to the Company’s Form 10-K for the fiscal year ended February 28, 1998.

10.10.3	Amendment No. 4 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 10-K for the fiscal year ended March 3, 2001.

10.10.4	Amendment No. 5 to the Pooling and Services Agreement dated as of February 12, 1997 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., as servicer, and Wells Fargo Bank Minnesota, National Association as trustee, incorporated herein by reference to Exhibit 10.11.4 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

Exhibit No.	Description
10.11*	Senior Management Bonus Plan restated as amended April 5, 2002, incorporated herein by reference to Appendix B, page B-1, of the Company’s Proxy Statement for the fiscal year ended March 2, 2002.

10.12*	The Company’s 1999 Stock Plan, as amended and restated as of June 25, 2004, incorporated herein by reference to Appendix C, page B-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.

10.13*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.

10.14	Certificate Purchase Agreement among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the purchasers named therein and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.15	Repurchase Agreements relating to the cancellation of Series 1997-1 Class A Certificates, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.16	Revolving Credit Agreement, dated August 22, 2003, among the Company, certain of its subsidiaries, Wells Fargo Bank, NA, Bank of America, NA, JPMorgan Chase Bank and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 30, 2003.

10.17*	The Company’s Stock Purchase Plan, as amended June 25, 2004, incorporated herein by reference to Appendix C, page C-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.

10.18*	Employment Agreement between Pier 1 Imports, Inc. and Gregory S. Humenesky, dated February 28, 2005 and incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2005.

13	Annual Report to Shareholders for the fiscal year ended February 26, 2005.

21	Roster of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contracts and Compensatory Plans