Form 10-Q
period 2005-05-28
PIER 1 IMPORTS INC/DE
filed 2005-07-07
CIK 278130

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 28, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑. No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of June 27, 2005
Common Stock, $1.00 par value	86,140,527

PIER 1 IMPORTS, INC.

PART I

Item 1. Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	May 28,	May 29,
	2005	2004
Net sales	$405,709	$432,027

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	265,053	260,045
Selling, general and administrative expenses	146,698	139,903
Depreciation and amortization	14,627	13,538

	426,378	413,486

Operating income (loss)	(20,669)	18,541

Nonoperating (income) and expenses:
Interest and investment income	(1,130)	(469)
Interest expense	368	352

	(762)	(117)

Income (loss) before income taxes	(19,907)	18,658

Provision (benefit) for income taxes	(7,445)	6,921

Net income (loss)	$(12,462)	$11,737

Earnings (loss) per share:
Basic	$(0.14)	$0.13

Diluted	$(0.14)	$0.13

Dividends declared per share:	$0.10	$0.10

Average shares outstanding during period:
Basic	86,391	88,215

Diluted	86,391	90,517

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	May 28,	February 26,	May 29,
	2005	2005	2004
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $95,145, $178,289 and $144,427, respectively	$105,661	$189,081	$156,026
Beneficial interest in securitized receivables	35,992	35,690	47,749
Other accounts receivable, net	14,573	11,744	11,929
Inventories	421,480	380,730	384,179
Prepaid expenses and other current assets	61,761	43,445	42,538

Total current assets	639,467	660,690	642,421

Properties, net	335,310	337,630	302,766
Other noncurrent assets	77,189	77,429	63,132

	$1,051,966	$1,075,749	$1,008,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$114,327	$113,502	$96,004
Gift cards and other deferred revenue	58,733	61,347	53,081
Accrued income taxes payable	4,734	11,866	2,895
Other accrued liabilities	108,367	102,294	91,891

Total current liabilities	286,161	289,009	243,871

Long-term debt	19,000	19,000	19,000
Other noncurrent liabilities	106,825	103,371	71,889

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	141,615	141,850	145,596
Retained earnings	635,614	656,692	633,931
Cumulative other comprehensive (loss) income	(2,283)	(1,426)	501
Less — 14,596,000, 14,459,000 and 13,017,000 common shares in treasury, at cost, respectively	(235,745)	(233,526)	(207,248)

	639,980	664,369	673,559

	1,051,966	1,075,749	1,008,319
Commitments and contingencies	—	—	—

	$1,051,966	$1,075,749	$1,008,319

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 28,	May 29,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(12,462)	$11,737
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	18,478	17,399
Loss on disposal of fixed assets	16	63
Deferred compensation	1,901	1,939
Lease termination expense	156	609
Tax benefit from options exercised by employees	135	446
Other	18	(773)
Changes in cash from:
Inventories	(40,750)	(10,309)
Other accounts receivable, prepaid expenses and other current assets	(7,422)	(2,483)
Accounts payable and accrued expenses	5,472	(12,720)
Accrued income taxes	(23,509)	(23,087)
Other noncurrent assets	7	(22)

Net cash used in operating activities	(57,960)	(17,201)

Cash flow from investing activities:
Capital expenditures	(13,972)	(27,363)
Proceeds from disposition of properties	19	44
Beneficial interest in securitized receivables	(302)	(3,418)

Net cash used in investing activities	(14,255)	(30,737)

Cash flow from financing activities:
Cash dividends	(8,616)	(8,803)
Purchases of treasury stock	(4,047)	(14,596)
Proceeds from stock options exercised, stock purchase plan and other, net	1,458	2,262

Net cash used in financing activities	(11,205)	(21,137)

Change in cash and cash equivalents	(83,420)	(69,075)
Cash and cash equivalents at beginning of period	189,081	225,101

Cash and cash equivalents at end of period	$105,661	$156,026

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 28, 2005
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 26, 2005	86,240	$100,779	$141,850	$656,692	$(1,426)	$(233,526)	$664,369

Comprehensive income:

Net income (loss)	—	—	—	(12,462)	—	—	(12,462)

Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	(857)	—	(857)

Comprehensive income (loss)							(13,319)

Purchases of treasury stock	(250)	—	—	—	—	(4,047)	(4,047)

Exercise of stock options, stock purchase plan and other	113	—	(235)	—	—	1,828	1,593

Cash dividends ($.10 per share)	—	—	—	(8,616)	—	—	(8,616)

Balance May 28, 2005	86,103	$100,779	$141,615	$635,614	$(2,283)	$(235,745)	$639,980

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 28, 2005 AND MAY 29, 2004
(unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 26, 2005. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 28, 2005, and the results of operations and cash flows for the three months ended May 28, 2005 and May 29, 2004 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 28, 2005 and May 29, 2004 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment.

Note 1 – Earnings (loss) per share

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. All stock options were excluded from the computation of fiscal 2006 first quarter’s diluted loss per share as the effect would be antidilutive. As of May 29, 2004, there were 5,461,625 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. Earnings (loss) per share for the three months ended May 28, 2005 and May 29, 2004 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 28,	May 29,
	2005	2004
Net income (loss) basic and diluted	$(12,462)	$11,737

Average shares outstanding during period:
Basic	86,391	88,215
Plus assumed exercise of stock options	—	2,302

Diluted	86,391	90,517

Earnings (loss) per share:
Basic	$(0.14)	$0.13

Diluted	$(0.14)	$0.13

Note 2 – Comprehensive income (loss)

The components of comprehensive income (loss) for the three months ended May 28, 2005 and May 29, 2004 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	May 28,	May 29,
	2005	2004
Net income (loss)	$(12,462)	$11,737
Currency translation adjustments	(857)	(1,166)

Comprehensive income (loss)	$(13,319)	$10,571

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended May 28, 2005 and May 29, 2004 (in thousands except per share amounts):

	Three Months Ended
	May 28,	May 29,
	2005	2004
Net income (loss), as reported	$(12,462)	$11,737

Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,698)	(2,587)

Pro forma net income (loss)	$(15,160)	$9,150

Earnings (loss) per share:
Basic - as reported	$(0.14)	$0.13

Basic - pro forma	$(0.18)	$0.10

Diluted - as reported	$(0.14)	$0.13

Diluted - pro forma	$(0.18)	$0.10

Note 4 – Store closing provision

Although the Company typically does not terminate leases before the end of their primary term, occasionally certain stores or storage facilities with relatively short terms remaining on the leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and there has been no write-down of inventory and no employee severance costs associated with these closures. The following table represents a reconciliation of the liability balances for the three months ended May 28, 2005 and May 29, 2004 (in thousands):

	Three Months Ended
	May 28,	May 29,
	2005	2004
Beginning of period	$1,475	$1,748

Original charges	137	225
Revisions	19	384
Cash payments	(636)	(711)

End of period	$995	$1,646

Note 5 – Benefit plans

The Company maintains supplemental retirement plans (“the Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to respective service periods.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements as noncurrent assets and consist of investments in short-term money market funds in the amounts of $21,525,000 and $10,443,000 at May 28, 2005 and May 29, 2004, respectively. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company made no contributions to the trust during the first quarter of fiscal 2006 but expects to contribute to the trust prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three months ended May 28, 2005 and May 29, 2004 were as follows (in thousands):

	Three Months Ended
	May 28,	May 29,
	2005	2004
Components of net periodic benefit cost:
Service cost	$511	$483
Interest cost	397	361
Amortization of unrecognized prior service costs	208	208
Amortization of net actuarial loss	866	43

Net periodic benefit cost	$1,982	$1,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 – New accounting pronouncements

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

Also in March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS 123R, which for the Company is required by the beginning of its fiscal year 2007. The Company is currently evaluating the guidance provided within SAB 107 and SFAS 123R and the effect it will have on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports proprietary merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the names Pier 1 Imports (“Pier 1”) and “Pier 1 Kids”. Pier 1 Kids stores sell children’s home furnishings and decorative accessories. In the United Kingdom and Ireland, retail locations operate under the name “The Pier”. As of May 28, 2005, the Company operated 1,277 stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Mexico. The Company conducts business as one operating segment.

Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 28, 2005 and May 29, 2004:

	Three Months Ended
	May 28,	May 29,
	2005	2004
Key Performance Metrics
Total sales growth (decline)	(6.1%)	7.3%
Comparable stores sales growth (decline)	(12.0%)	(1.8%)
Merchandise margins as a percentage of sales	53.0%	55.3%
Store occupancy as a percentage of sales	18.3%	15.5%
Selling, general and administrative expenses as a percentage of sales	36.2%	32.4%
Operating income (loss) as a percentage of sales	(5.1%)	4.3%
Net income (loss) as a percentage of sales	(3.1%)	2.7%
Diluted earnings (loss) per share	($0.14)	$0.13
Inventory per retail square foot	$44.48	$43.42
Total retail square footage (in thousands)	9,477	8,835
Total retail square footage growth from the same period last year	7.3%	11.5%

Net sales during the first three months of fiscal 2006 decreased 6.1% compared to the same period a year ago and comparable store sales declined 12.0%. The Company recorded a net loss during the quarter of $12.5 million, resulting in a loss per share of $.14. This loss was the result of a decline in store traffic and sales and was further impacted by lower merchandise margins as the Company accelerated markdowns and promotions in order to clear floor space for new product offerings arriving in the stores and to stimulate traffic and sales volumes. In addition, selling, general and administrative expenses increased 380 basis points as a percentage of sales during the quarter primarily from the de-leveraging effect of sales declines on relatively fixed expenses and increased marketing expenditures to support the Company’s new advertising campaign. Included in this increase was an approximately 150 basis points increase related to store payroll as sales were insufficient to leverage certain fixed portions of store payroll costs arising from the need to maintain sufficient staffing levels to continue to provide appropriate levels of customer service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The Company’s new advertising campaign debuted in late March 2005 and the Company continues to assess the campaign’s effectiveness through customer research and feedback. The Company has made recent changes to the campaign to emphasize a stronger selling message and to enhance key elements of the campaign. In addition to television advertisements, the Company is testing different advertising media to determine which will be most effective in increasing store traffic.

The Company continues to implement the merchandising and store operations strategies announced during fiscal 2005. The first three months of fiscal 2006 have shown small incremental improvements in critical areas of the business, such as comparable store sales, customer traffic and average ticket. Although it is too early to declare success or failure of the Company’s new initiatives, management believes it will take more than one quarter to see consistency and stability in the business.

The Company is diligently monitoring controllable expenses and cash flows related to capital expenditures and inventories and has begun to defer and cancel discretionary expenditures to ensure that projects and store openings generate a positive return on investment.

Results of Operations

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears de Mexico, S.A. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 28,	May 29,
	2005	2004
Pier 1 Imports stores	$377,871	$407,772
The Pier stores	15,395	14,160
Pier 1 Kids stores	8,141	5,675
Internet	2,632	2,304
Other (1)	1,670	2,116

Net sales	$405,709	$432,027

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A.

Net sales for the first quarter of fiscal 2006 were $405.7 million, down 6.1% or $26.3 million from last year’s first quarter net sales of $432.0 million. Comparable store sales for the quarter declined 12.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales
Net sales for the three months ended May 29, 2004	$432,027

Incremental sales growth (decline) from:
New stores opened during fiscal 2006	4,107
Stores opened during fiscal 2005	30,096
Comparable stores	(48,658)
Closed stores and other	(11,863)

Net sales for the three months ended May 28, 2005	$405,709

The Company believes sales declines during the first quarter of fiscal 2006 were the result of decreased customer traffic and competitive pressures in the home furnishings sector. Conversion rates during the quarter were down slightly compared to last year, while average ticket amounts increased slightly from $55 last year to $57 this year. During fiscal 2005, the Company announced new marketing, merchandising and store operations strategies that were developed to increase store traffic, improve sales performance and achieve earnings growth. These strategies, including the implementation of a new marketing campaign in late March of fiscal 2006, have been slow to generate increased sales and customer traffic trends, and the Company acknowledges more time is needed before the anticipated results of the new strategies will be realized. In addition, certain home furnishings retailers have experienced difficulty the last few months as macroeconomic factors and inflationary pressures, including rising fuel costs, have had a dampening effect on middle-income consumers’ discretionary spending. The Company currently expects soft sales results to continue into the second quarter and projects second quarter comparable stores sales in the negative middle to high single digit range.

During the first quarter of fiscal 2006, the Company opened 17 and closed or relocated four North American Pier 1 stores, opened two and closed two Pier 1 Kids stores and opened six locations with “store within a store” formats at The Pier. As a result of new store openings, total retail square footage increased 1.4% during the first quarter and 7.3% over the same quarter last year. The North American Pier 1 store count totaled 1,163 at the end of the first quarter compared to 1,097 stores a year ago. Including Pier 1 Kids and all other worldwide locations, the Company’s store count totaled 1,277 at the end of the first quarter of fiscal 2006.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2006 to the number open at the end of the first quarter follows (openings and closings include relocated stores):

	Pier 1 North
	American	International (1)	Pier 1 Kids	Total
Open at February 26, 2005	1,150	63	45	1,258
Openings	17	6	2	25
Closings	(4)	—	(2)	(6)

Open at May 28, 2005	1,163	69	45	1,277

(1)	International stores were located in Puerto Rico, the United Kingdom, Ireland and Mexico.

Net sales on the Company’s proprietary credit card totaled $99.5 million for the first quarter of fiscal 2006, representing a decrease of 17.9% compared to proprietary credit card sales of $121.1 million for the same period of fiscal 2005. First quarter proprietary credit card sales comprised 27.4% of U.S. store sales versus 30.9% in the same period last fiscal year, and average sale per transaction on the card during the first quarter was comparable at $172 versus $171 for last year’s first quarter. Proprietary credit card sales during

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

the first quarter of fiscal 2005 benefited from a temporary increase in the discount offered to new card holders which was not offered during the first quarter of fiscal 2006. The Company continues to try to increase total sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.

Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 510 basis points to 34.7% for the first quarter of fiscal 2006 from 39.8% last year. Merchandise margins for the first quarter decreased 230 basis points to 53.0% of sales from last year’s 55.3% of sales primarily as a result of increased promotional activity. During the quarter, the Company aggressively promoted many items in an effort to clear floor space for new products and to stimulate traffic and sales volume. Store occupancy costs for the quarter were $74.3 million or 18.3% of sales, an increase of $7.4 million or 280 basis points as a percentage of sales compared to last year’s first quarter store occupancy expense of $66.9 million. This increase as a percentage of sales resulted from relatively fixed rental costs spread over a lower sales base and from an increase in the percentage of total sales from newer and slightly larger stores, for which occupancy costs as a percentage of sales tend to be higher until the stores reach maturity.

Operating Expenses and Depreciation – Selling, general and administrative expenses for the first quarter of fiscal 2006 were $146.7 million, an increase over the same quarter last year of $6.8 million or 380 basis points as a percentage of sales. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $6.2 million and approximately 300 basis points as a percentage of sales. Store payroll increased $2.6 million or approximately 150 basis points as sales were insufficient to leverage certain fixed portions of store payroll costs arising from the need to maintain sufficient staffing levels to ensure appropriate levels of customer service and strong visual presentation. Marketing expenditures were $32.3 million or 8.0% of sales for the quarter, an increase of 120 basis points over the same quarter last year, primarily as a result of planned expenditure increases related to the launch of the Company’s new marketing campaign and the de-leveraging effects of decreased comparable store sales. Although the timing of the Company’s marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for fiscal 2006 to be approximately 5% of sales, based upon current sales projections. Other variable expenses, including supplies and equipment rental increased $0.7 million and 30 basis points as a percentage of sales, largely as a result of newly designed shopping bags that correspond with the Company’s newest advertising campaign. Relatively fixed selling, general and administrative expenses increased $0.6 million and were nearly 80 basis points higher as a percentage of sales due to the de-leveraging of these expenses over a lower sales base and from planned non-store payroll and payroll-related increases, including annual merit increases and retirement plan expenses.

Depreciation and amortization expense for the first quarter was $14.6 million compared to $13.5 million for the same period last year. The $1.1 million increase was largely attributable to an overall increase in the number of stores open at the end of the first quarter of fiscal 2006 compared to the end of the first quarter of fiscal 2005, depreciation expense on information systems technology and related software applications that were implemented subsequent to the end of last year’s first quarter, and depreciation expense on the new corporate headquarters that began in August 2004.

Operating loss for the quarter was $20.7 million compared to operating income of $18.5 million for last year’s first quarter.

The Company’s effective income tax rate is estimated at 37.4% for fiscal 2006. The Company continues to evaluate whether it will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Income - Net loss for the first quarter of fiscal 2006 was $12.5 million, or $.14 per share, compared to net income of $11.7 million, or $.13 per diluted share, for the first quarter of fiscal 2005.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2006 with $105.7 million of cash and temporary investments compared to $156.0 million a year ago. Operating activities in the first quarter of fiscal 2006 used $58.0 million of cash, primarily as a result of the Company recording a net loss, an increase in inventory levels and a decrease in income taxes payable. Inventory levels at the end of the first quarter of fiscal 2006 were $421.5 million, up $37.3 million or 9.7%, over inventory levels at the end of last year’s first quarter. At the end of the first quarter of fiscal 2005, retail square footage increased 7.3% compared to the same period last year, and inventory per retail square foot was $44, an increase of 2.4% over the prior year. The Company continues to carefully monitor inventory levels, including delaying or canceling purchase orders when necessary, to ensure inventories are aligned with current sales projections.

During the first three months of fiscal 2006, investing activities used a net $14.3 million of the Company’s resources. Capital expenditures were $14.0 million and included $7.8 million for fixtures, equipment, and leasehold improvements for new and existing stores, $5.9 million for information systems’ enhancements and $0.3 million related to the Company’s distribution centers. Capital expenditures for fiscal 2006 are expected to be in the range of $55 to $65 million, a reduction from previous projections of $65 to $75 million. The Company also revised its plans for net new Pier 1 store openings in the United States and Canada during fiscal year 2006 and now plans to open a net 55 stores, down from 60 net new store openings projected at fiscal 2005 year-end During fiscal 2006, the Company expects to open approximately four new Pier 1 Kids stores and close approximately two stores. Additionally, fiscal 2006 plans for The Pier include opening a total of approximately 12 (ten of which are planned as “store-within-a-store” formats) and closing approximately two stores. Fiscal 2006 plans for Mexico and Puerto Rico include opening approximately three and four stores, respectively, as “store-within-a-store” formats.

The Company’s beneficial interest in securitized receivables was $36.0 million at the end of the first quarter, a $0.3 million increase from the fiscal 2005 year-end balance of $35.7 million. Although total proprietary credit card receivables decreased $1.0 million from $134.3 million at February 26, 2005 to $133.3 million at May 28, 2005, an increase of $1.3 million in cash held at the Pier 1 Imports Credit Card Master Trust at the first quarter-end versus fiscal 2005 year-end more than offset this decline. The Company has continued to have $100 million of beneficial interests held by outside parties and all proprietary credit card receivables were securitized throughout the first quarter of fiscal 2006 and the entire fiscal year 2005.

Financing activities for the first three months of fiscal 2006 used a net $11.2 million of the Company’s cash. During the quarter, the Company paid $4.0 million, including fees, to repurchase 250,000 shares of its common stock under the Board of Directors-approved stock buyback program at a weighted average price of $16.19 per share, leaving $107.4 million available for repurchase under the program. Dividend payments totaled $8.6 million for the first quarter of fiscal 2006, and other financing activities, primarily the exercise of stock options, provided net cash of $1.4 million.

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2006 were $177.3 million. The present value of total existing minimum operating lease commitments discounted at 10% was $1,032.3 million at the fiscal 2006 first quarter-end. The Company expects to continue to fund all operating lease commitments from operating cash flow.

Working capital requirements are expected to continue to be funded through cash flow from operations, bank lines of credit and sales of proprietary credit card receivables. The Company’s bank facilities include a $125 million revolving credit facility, all of which was available at the end of the first quarter. This facility expires in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

September 2006. The Company may need to borrow up to $30 million against its $125 million credit facility in the August to October 2005 timeframe to finance the buildup of inventory in preparation for the holiday selling season. During this time, the Company expects to continue to hold at least $25 million in cash from unrepatriated foreign earnings. By fiscal 2006 year-end, after holiday sales have been realized, the Company estimates that its cash and cash equivalents balance will be approximately $150 million.

The Company also has other short-term bank facilities totaling $168.5 million, used principally for the issuance of letters of credit. At the end of the first quarter of fiscal 2006, approximately $137.1 million had been utilized, leaving $31.4 million available. The Company’s current ratio was 2.2 to 1 at the end of the first quarter of fiscal 2006 compared to 2.3 to 1 at the end of fiscal year 2005.

On June 30, 2005, the Company declared a quarterly cash dividend of $.10 per share payable on August 17, 2005 to shareholders of record on August 3, 2005. The Company currently expects to continue to pay cash dividends but to retain most of its future earnings for expansion of the Company’s business.

The Company believes the funds provided from operations, available lines of credit and sales of the Company’s proprietary credit card receivables will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2005, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 4. Controls and Procedures.

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 28, 2005, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 28, 2005, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
		Average	Part of	May Yet Be
	Total	Price Paid	Publicly	Purchased
	Number of	per Share	Announced	Under the
	Shares	(including	Plans or	Plans or
Period	Purchased	fees)	Programs (1)	Programs(1)
February 27, 2005 through April 2, 2005	—	$—	—	$111,496,848
April 3, 2005 through April 30, 2005	250,000	16.19	250,000	107,449,628
May 1, 2005 through May 28, 2005	—	—	—	107,449,628

	250,000	$16.19	250,000	$107,449,628

(1)      On June 24, 2004, the Board of Directors authorized up to $150 million for repurchases of the Company’s common stock, replacing the previous authorization. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 30, 2005, for the purpose of electing seven (7) Directors to hold office until the next Annual Meeting of Shareholders. The results of the election follows:

Director	For	Withheld
Marvin J. Girouard	79,808,371	430,033
James M. Hoak, Jr.	77,810,011	2,428,393
Tom M. Thomas	78,257,608	1,980,796
John H. Burgoyne	78,266,525	1,971,879
Michael R. Ferrari	79,588,462	649,942
Karen W. Katz	75,395,917	4,842,487
Terry E. London	79,582,019	656,385

Item 5. Other Information.

On July 1, 2005, the Company granted awards to executive officers under the Company’s Management Restricted Stock Plan as amended and restated on June 30, 2005 (the “Plan”). As permitted by the Securities and Exchange Commission, because the date of grant of the awards was within four business days of the date of this filing, the Company elected to report the grants on this quarterly report rather than on a separate Form 8-K. The following table sets forth information regarding the recipients of the awards and the number of shares of restricted stock granted to them.

Recipient	Title	Shares
Gregory S. Humenesky	Executive Vice President, Human Resources	18,000
Jay R. Jacobs	Executive Vice President, Merchandising	18,000
Phil E. Schneider	Executive Vice President, Marketing	18,000
Charles H. Turner	Executive Vice President, Finance, Chief Financial Officer and Treasurer	18,000
David A. Walker	Executive Vice President, Logistics and Allocations	18,000
E. Mitchell Weatherly	Executive Vice President, Stores	18,000
Susan E. Barley	Senior Vice President, Controller	9,000

All grants listed above were made pursuant to the Plan and on the terms set forth in the form of award agreement, copies of which are included as Exhibits 10.5.1 and 10.5.2, respectively, to this quarterly report.

Item 6. Exhibits.

          (a) Exhibits                                                                                           See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: July 5, 2005	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board and Chief Executive Officer

Date: July 5, 2005	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: July 5, 2005	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.5.1	The Company’s Management Restricted Stock Plan as amended and restated effective June 30, 2005.

10.5.2	Form of Restricted Stock Agreement.

10.16.2	Amendment No. 1 to the Revolving Credit Agreement, dated May 3, 2005, among the Company, certain of its subsidiaries, Wells Fargo Bank, NA, Bank of America, NA, JPMorgan Chase Bank and others.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.