Form 10-Q
period 2005-08-27
PIER 1 IMPORTS INC/DE
filed 2005-10-05
CIK 278130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 27, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of September 29, 2005
Common Stock, $1.00 par value	86,695,600

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug. 27,	Aug. 28,	Aug. 27,	Aug. 28,
	2005	2004	2005	2004
Net sales	$438,592	$452,271	$844,301	$884,298

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	300,624	283,232	565,677	543,277
Selling, general and administrative expenses	140,985	138,604	287,683	278,507
Depreciation and amortization	14,803	13,980	29,430	27,518

	456,412	435,816	882,790	849,302

Operating income (loss)	(17,820)	16,455	(38,489)	34,996

Nonoperating (income) and expenses:
Interest and investment income	(646)	(351)	(1,776)	(820)
Interest expense	414	197	782	549

	(232)	(154)	(994)	(271)

Income (loss) before income taxes	(17,588)	16,609	(37,495)	35,267

Provision (benefit) for income taxes	(7,403)	6,163	(14,848)	13,084

Net income (loss)	$(10,185)	$10,446	$(22,647)	$22,183

Earnings (loss) per share:
Basic	$(.12)	$.12	$(.26)	$.25

Diluted	$(.12)	$.12	$(.26)	$.25

Dividends declared per share:	$.10	$.10	$.20	$.20

Average shares outstanding during period:
Basic	86,495	87,326	86,443	87,770

Diluted	86,495	89,027	86,443	89,772

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	August 27,	February 26,	August 28,
	2005	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $31,346, $178,289 and $65,939	$40,585	$189,081	$74,720
Trading securities — auction rate securities	—	—	25,000
Beneficial interest in securitized receivables	41,966	35,690	51,226
Other accounts receivable, net	16,437	11,744	15,481
Inventories	489,372	380,730	413,273
Income tax benefit	24,292	—	—
Prepaid expenses and other current assets	47,497	43,445	41,028

Total current assets	660,149	660,690	620,728

Properties, net	332,430	337,630	317,030
Other noncurrent assets	77,288	77,429	62,961

	$1,069,867	$1,075,749	$1,000,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$20,000	$—	$—
Accounts payable	121,149	113,502	109,229
Gift cards and other deferred revenue	57,037	61,347	54,796
Accrued income taxes payable	3,267	11,866	129
Other accrued liabilities	113,639	102,294	95,195

Total current liabilities	315,092	289,009	259,349

Long-term debt	19,000	19,000	19,000
Other noncurrent liabilities	110,278	103,371	73,905

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	139,552	141,850	145,253
Retained earnings	616,758	656,692	635,657
Cumulative other comprehensive (loss) income	(1,940)	(1,426)	944
Less — 14,041,000, 14,459,000 and 14,616,000 common shares in treasury, at cost, respectively	(226,784)	(233,526)	(234,168)
Less unearned compensation	(2,868)	—	—

	625,497	664,369	648,465

	1,069,867	1,075,749	1,000,719
Commitments and contingencies	—	—	—

	$1,069,867	$1,075,749	$1,000,719

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	August 27,	August 28,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(22,647)	$22,183
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	37,882	35,753
Loss on disposal of fixed assets	1,378	350
Deferred compensation	4,692	3,896
Lease termination expense	1,522	1,319
Tax benefit from options exercised by employees	784	350
Other	217	(372)
Changes in cash from:
Trading securities - auction rate securities	—	(25,000)
Inventories	(108,642)	(39,403)
Other accounts receivable, prepaid expenses and other current assets	(14,863)	(7,898)
Income tax benefit	(24,292)	—
Accounts payable and accrued expenses	15,144	5,127
Income taxes payable	(8,599)	(25,853)
Other noncurrent assets	(144)	(174)

Net cash used in operating activities	(117,568)	(29,722)

Cash flow from investing activities:
Capital expenditures	(28,048)	(56,839)
Proceeds from disposition of properties	179	150
Beneficial interest in securitized receivables	(6,276)	(6,895)

Net cash used in investing activities	(34,145)	(63,584)

Cash flow from financing activities:
Cash dividends	(17,287)	(17,523)
Purchases of treasury stock	(4,047)	(43,037)
Proceeds from stock options exercised, stock purchase plan and other, net	4,551	3,485
Notes payable borrowings	23,000	—
Repayments of notes payable	(3,000)	—

Net cash provided by (used in) financing activities	3,217	(57,075)

Change in cash and cash equivalents	(148,496)	(150,381)
Cash and cash equivalents at beginning of period	189,081	225,101

Cash and cash equivalents at end of period	$40,585	$74,720

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 27, 2005
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Compensation	Equity
Balance February 26, 2005	86,240	$100,779	$141,850	$656,692	$(1,426)	$(233,526)	$—	$664,369

Comprehensive income:

Net income (loss)	—	—	—	(22,647)	—	—	—	(22,647)

Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	(514)	—	—	(514)

Comprehensive income (loss)								(23,161)

Purchases of treasury stock	(250)	—	—	—	—	(4,047)	—	(4,047)

Restricted stock grant and amortization	213	—	(405)	—	—	3,440	(2,868)	167

Exercise of stock options, stock purchase plan and other	455	—	(1,893)	—	—	7,349	—	5,456

Cash dividends
($.20 per share)	—	—	—	(17,287)	—	—	—	(17,287)

Balance August 27, 2005	86,658	$100,779	$139,552	$616,758	$(1,940)	$(226,784)	$(2,868)	$625,497

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 27, 2005
AND AUGUST 28, 2004
(unaudited)
The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 26, 2005. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of August 27, 2005, and the results of operations and cash flows for the three and six months ended August 27, 2005 and August 28, 2004 have been made and consist only of normal recurring adjustments. The results of operations for the three and six months ended August 27, 2005 and August 28, 2004 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. The classification of certain amounts, previously reported in the consolidated balance sheet as of August 28, 2004, and in the consolidated statement of cash flows for the six months ended August 28, 2004, has been modified to conform to the August 27, 2005 method of presentation.
Note 1 — Earnings (loss) per share
Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and unvested restricted stock. All stock options and unvested restricted stock were excluded from the computation of the fiscal 2006 second quarter and year-to-date diluted loss per share as the effect would be antidilutive. As of August 28, 2004, there were 8,596,250 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares that were accordingly excluded from the diluted per share calculation. Earnings (loss) per share for the three and six months ended August 27, 2005 and August 28, 2004 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	Aug. 27,	Aug. 28,	Aug. 27,	Aug. 28,
	2005	2004	2005	2004
Net income (loss) basic and diluted	$(10,185)	$10,446	$(22,647)	$22,183

Average shares outstanding during period:
Basic	86,495	87,326	86,443	87,770
Plus assumed exercise of stock options	—	1,701	—	2,002

Diluted	86,495	89,027	86,443	89,772

Earnings (loss) per share:
Basic	$(.12)	$.12	$(.26)	$.25

Diluted	$(.12)	$.12	$(.26)	$.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Comprehensive income (loss)
The components of comprehensive income (loss) for the three and six months ended August 27, 2005 and August 28, 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 27,	Aug. 28,	Aug. 27,	Aug. 28,
	2005	2004	2005	2004
Net income (loss)	$(10,185)	$10,446	$(22,647)	$22,183
Currency translation adjustments	343	443	(514)	(723)

Comprehensive income (loss)	$(9,842)	$10,889	$(23,161)	$21,460

Note 3 — Stock-based compensation
The Company grants stock options to employees for a fixed number of shares with stock option exercise prices equal to the fair market value of the shares on the date of grant. On July 1, 2005, the Company granted restricted stock awards to executive officers which will vest over a three year period, and stock options to various employees and officers which vest over a four year period. The Company accounts for stock-based awards under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes no compensation expense for the stock option grants.
The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	Aug. 27,	Aug. 28,	Aug. 27,	Aug. 28,
	2005	2004	2005	2004
Net income (loss), as reported	$(10,185)	$10,446	$(22,647)	$22,183
Add stock-based employee compensation expense included in reported net income (loss), net of related tax effects	101	—	101	—
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,785)	(3,162)	(5,483)	(5,749)

Pro forma net income (loss)	$(12,869)	$7,284	$(28,029)	$16,434

Earnings (loss) per share:
Basic — as reported	$(.12)	$.12	$(.26)	$.25

Basic — pro forma	$(.15)	$.08	$(.32)	$.19

Diluted — as reported	$(.12)	$.12	$(.26)	$.25

Diluted — pro forma	$(.15)	$.08	$(.32)	$.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4 — Store closing provision
Although the Company typically does not terminate leases before the end of their primary terms, occasionally certain stores or storage facilities with relatively short terms remaining on the leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease terminations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and there has been no write-down of inventory and no employee severance costs associated with these closures. The following table represents a rollforward of the liability balances for the six months ended August 27, 2005 and August 28, 2004 (in thousands):

	Six Months Ended
	August 27,	August 28,
	2005	2004
Beginning of period	$1,475	$1,748

Original charges	1,384	857
Revisions	138	462
Cash payments	(1,315)	(1,399)

End of period	$1,682	$1,668

Note 5 — Notes payable
In August 2005, the Company borrowed $23,000,000 on its $125,000,000 revolving credit facility, which expires in August 2006, and repaid $3,000,000 within the same month. The Company expects to repay these and any subsequent short-term borrowings during the third quarter of fiscal 2006. In addition, the Company plans to enter into a new secured credit facility replacing the revolving credit facility and other long-term and short-term facilities well in advance of their expiration. The Company believes this new facility will be secured by its merchandise inventory.
Note 6 — Benefits plans
The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to respective service periods.
The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements as noncurrent assets and consist of investments in short-term money market funds in the amounts of $21,694,000 and $10,474,000 at August 27, 2005 and August 28, 2004, respectively. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company made no contributions to the trust during the first six months of fiscal 2006, but expects to contribute $3,000,000 to $4,000,000 to the trust prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three and six months ended August 27, 2005 and August 28, 2004 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$511	$483	$1,022	$966
Interest cost	397	361	795	721
Amortization of unrecognized prior service costs	208	208	415	415
Amortization of net actuarial loss	866	43	1,731	87

Net periodic benefit cost	$1,982	$1,095	$3,963	$2,189

Note 7 — New accounting pronouncements
In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The Company does not anticipate that the adoption of EITF 05-6 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8 — Subsequent events
Hurricanes Katrina and Rita — In the fiscal month of September 2005, hurricanes Katrina and Rita hit the gulf coast states of Florida, Louisiana, Mississippi, Alabama and Texas. Katrina caused the temporary closure of 26 Pier 1 stores and two Pier 1 Kids stores in the area. As of October 3, 2005, four of those Pier 1 stores remain closed and two or three with more serious damage may remain closed for an extended period of time. Rita resulted in the temporary closure of 36 Pier 1 stores and three Pier 1 Kids stores. As of October 3, 2005, two Pier 1 stores were closed and may remain closed for an extended period of time. Combined losses not covered by insurance for both hurricanes are estimated between $1,000,000 and $2,000,000, and primarily relate to property damage and inventory. The Company continues to assess costs related to property loss, clean up efforts and lost sales.
Securitized Proprietary Credit Card Receivables — In September 2005, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Pier 1 Funding for the benefit and protection of Class A Certificate holders from approximately $9,000,000 to approximately $13,000,000 if the Company’s credit ratings fall below certain required minimums.
Repatriation of Foreign Subsidiary Earnings — On September 29, 2005, the Company finalized its evaluation of and the Board of Directors approved the repatriation of $25,000,000 of foreign subsidiary earnings under the provisions of the American Jobs Creation Act of 2004. The Company subsequently repatriated these earnings during fiscal September 2005. Any additional U. S. Federal tax expense resulting from the repatriation will be partially offset by foreign tax credits and is not anticipated to have a significant impact on the Company’s annual effective tax rate.
Early Vesting of Stock Options — On September 29, 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options awarded to employees under the Company’s stock option plans that had exercise prices exceeding the closing market price of $11.20 at September 27, 2005, by more than 50% and were granted more than one year ago. These options were granted between September 26, 2002, and June 28, 2004, and had exercise prices ranging from $17.25 to $20.38 per share. Of the approximately 3,800,000 options that became exercisable immediately as a result of the vesting acceleration, 1,900,000 were scheduled to vest over the next 12 months. The effect of the vesting acceleration will be the recognition of $15,000,000, net of tax, of additional stock-based employee compensation in the Company’s pro forma footnote disclosure for the third quarter of fiscal 2006 and a corresponding elimination of $12,000,000, net of tax, of future compensation expense that the Company would otherwise recognize in its income statement with respect to these stock options after adoption of SFAS 123R. Because these stock options have exercise prices significantly in excess of the Company’s current stock price, the Company believes that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options is not an accurate reflection of the economic value to the employees holding them and that the options are not fully achieving their original objectives of employee retention and satisfaction. The Company also believes that the reduction in the Company’s stock option compensation expense for fiscal years 2007 and 2008 will enhance comparability of the Company’s financial statements with those of prior and subsequent years, since stock options are expected to represent a smaller portion of total compensation for the foreseeable future. SFAS 123R is effective for the Company at the beginning of its fiscal year 2007.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports proprietary merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the names Pier 1 Imports (“Pier 1”) and “Pier 1 Kids.” Pier 1 Kids operate stores that sell children’s home furnishings and decorative accessories. Retail locations operating under the name “The Pier” are located in the United Kingdom and Ireland. As of August 27, 2005, the Company operated 1,288 stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Mexico. The Company conducts business as one operating segment.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The results of operations for the three and six months ended August 27, 2005 and August 28, 2004 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The following table summarizes certain key performance indicators for the three and six months ended August 27, 2005 and August 28, 2004:

	Three Months Ended		Six Months Ended
	Aug. 27,	Aug. 28,	Aug. 27,	Aug. 28,
	2005	2004	2005	2004
Key Performance Metrics

Total sales growth (decline)	(3.0%)	5.7%	(4.5%)	6.5%
Comparable stores sales growth (decline)	(7.7%)	(3.0%)	(9.8%)	(2.4%)
Merchandise margins as a percentage of sales	49.1%	53.0%	51.0%	54.1%
Store occupancy as a percentage of sales	17.6%	15.7%	18.0%	15.6%
Selling, general and administrative expenses as a percentage of sales	32.1%	30.6%	34.1%	31.5%
Operating income (loss) as a percentage of sales	(4.1%)	3.6%	(4.6%)	4.0%
Net income (loss) as a percentage of sales	(2.3%)	2.3%	(2.7%)	2.5%
Diluted earnings (loss) per share	($.12)	$.12	($.26)	$.25

At period end:
Inventory per retail square foot	$51.15	$45.77	$51.15	$45.77
Total retail square footage (in thousands)	9,568	9,017	9,568	9,017
Total retail square footage growth from the same period last year	6.1%	10.7%	6.1%	10.7%
The Company’s net sales during the second quarter and first six months of fiscal 2006 declined 3.0% and 4.5%, respectively, and comparable store sales declined 7.7% and 9.8% during the respective periods. The Company recorded a net loss during the second quarter and year-to-date periods of $10.2 million and $22.6 million, respectively. Losses per share were $.12 and $.26 for the respective periods. The decline in sales was primarily driven by a decrease in customer traffic and net income was further impacted by a significant decrease in gross profit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Merchandise margins declined more than 390 basis points during the second quarter and more than 310 basis points year-to-date, primarily because of increased promotional discounts and clearance markdowns in an effort to sell through merchandise to make room for new products arriving in the stores. Store occupancy costs as a percentage of sales were unable to leverage over the lower sales base and increased more than 190 and 240 basis points for the quarter and first six months of fiscal 2006, respectively. As a result, gross profit declined 590 basis points for the second quarter and 560 basis points for the year-to-date period.
The Company’s challenge this year has been to increase customer traffic and differentiate itself from other retailers in the home furnishings industry. For the first half of fiscal 2006, the Company’s advertising campaign was not as effective as management had hoped at driving customer traffic to its stores. This fall, the Company began a number of new marketing initiatives including the distribution of a nationwide catalog to over three million customers throughout North America. Since the catalog is used by customers to formulate decorating ideas, management anticipates that the catalogs will stay in customers’ homes longer than other print media. In addition, the Company has plans to change the creative direction of its television advertising by developing new television commercials that will begin airing in October 2005. The intent of the new commercials is to have a compelling message to bring shoppers into stores. Also, the Company plans to introduce a new customer loyalty program designed to reward its most loyal customers, regardless of payment type.
Additionally, the Company is refocusing its unique product offerings with new merchandise geared toward meeting customers’ style preferences. The Company will ensure prices stay competitive while reinforcing value to the customer. New merchandise introductions will have a more modern and contemporary style. The Company has gathered significant customer research throughout the year in order to ensure that the Company makes customer-focused decisions that will reflect positive changes for the future.
The Company continues to prudently manage cash, control expenses and require a return on all investments. Although customers have taken longer than expected to respond to recent marketing, merchandising, and store operations initiatives, the Company remains committed to continuing to make changes in all aspects of the business in order to improve sales and profitability.
Results of Operations
Net Sales — Net sales consisted almost entirely of sales to retail customers net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Pier 1 Imports stores	$409,964	$426,692	$787,835	$834,464
The Pier stores	14,918	14,275	30,313	28,435
Pier 1 Kids stores	8,991	6,802	17,132	12,477
Internet	2,634	2,414	5,266	4,718
Other (1)	2,085	2,088	3,755	4,204

Net sales	$438,592	$452,271	$844,301	$884,298

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears Roebuck de Mexico, S.A. de C.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Net sales for the second quarter of fiscal 2006 totaled $438.6 million, down $13.7 million or 3.0% from last year’s second quarter net sales of $452.3 million. Net sales declined from $884.3 million to $844.3 million, down $40.0 million or 4.5%, during the six-month period ended August 27, 2005 when compared to the same period last year. Sales for the six-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 28, 2004	$884,298

Incremental sales growth/(decline) from:
New stores opened during fiscal 2006	12,776
Stores opened during fiscal 2005	50,053
Comparable stores	(80,325)
Closed stores and other	(22,501)

Net sales for the six months ended August 27, 2005	$844,301

The Company continues to implement new merchandising, marketing and store operations strategies in an effort to increase customer traffic and customer conversion. However, the Company had a slower than expected initial response to these initiatives and comparable store sales declined 7.7% and 9.8% during the quarter and year-to-date periods, respectively. The Company believes sales declines for the quarter and year-to-date periods were largely the result of decreased customer traffic. Conversion rates during the first half of the year were down slightly from the prior year, while average ticket amounts increased slightly. In addition, severe weather, higher gas prices and other macroeconomic uncertainties have put pressure on middle-income consumers and have hampered the Company’s progress this year. It continues to be a difficult selling environment for discretionary categories in the home furnishings sector and the Company was especially affected while implementing its inventory transitions in the first half of the year.
During the second quarter, the Company opened 16 and relocated or closed seven Pier 1 stores in North America, opened one and closed one Pier 1 Kids store and opened two “store-within-a-store” locations at The Pier. During the first half of fiscal 2006, the Company opened 33 and closed or relocated 11 North American Pier 1 stores, opened three and closed three Pier 1 Kids stores and opened eight “store-within-a-store” locations at The Pier. Net new store openings resulted in an increase in total retail square footage of 2.4% from the beginning of fiscal 2006 and 6.1% over the second quarter of fiscal 2005. The Company’s store count totaled 1,288 worldwide locations at the end of the second quarter of fiscal 2006.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2006 to the number open at the end of the second quarter follows (openings and closings include relocated stores):

	Pier 1 North
	American	International (1)	Pier 1 Kids	Total
Open at February 26, 2005	1,150	63	45	1,258
Openings	33	8	3	44
Closings	(11)	—	(3)	(14)

Open at August 27, 2005	1,172	71	45	1,288

(1)	International stores were located in Puerto Rico, the United Kingdom, Ireland and Mexico.
Sales on the Company’s proprietary credit card declined during the second quarter with net sales down $18.5 million or 14.9%, to $106.0 million from last year’s second quarter proprietary credit card sales of $124.5 million. Year-to-date proprietary credit card sales of $205.5 million reflected a similar trend, with a decline of $40.1 million or 16.3%, compared to sales of $245.6 million during the same period last year. Second quarter proprietary credit card sales comprised 27.1% of U.S. store sales compared to 30.4% last year, while year-to-date proprietary credit card sales were 27.2% of U.S. store sales versus 30.7% last year. Average ticket on the proprietary credit card remained

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
consistent with last year at $173 during the first half of fiscal 2006. The Company continues to attempt to increase total sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.
Gross Profit — Gross profit after related buying and store occupancy costs decreased 590 basis points to 31.5% of sales for the second quarter of fiscal 2006, and decreased 560 basis points to 33.0% of sales for the first six months of fiscal 2006. As a percentage of sales, merchandise margins decreased more than 390 basis points for the second quarter and more than 310 basis points for the six-month period ended August 27, 2005, from the comparable periods a year ago. Decreased merchandise margins were primarily the result of higher promotional activity and clearance markdowns offered in an effort to sell through merchandise to make room for new inventory arriving in stores. As a percentage of sales, store occupancy costs for the second quarter were 17.6%, an increase of more than 190 basis points compared to the year ago quarter. Year-to-date, store occupancy costs increased 240 basis points to 18.0% of sales compared to the same period last year. Store occupancy cost increases, as a percentage of sales, resulted primarily from relatively fixed rental costs over a lower sales base and from an increase in the percentage of total sales from newer and slightly larger stores, for which occupancy costs as a percentage of sales tend to be higher until the stores reach maturity.
Operating Expenses and Depreciation — Selling, general and administrative expenses for the second quarter of fiscal 2006 were $141.0 million, an increase over the same quarter last year of $2.4 million or 150 basis points as a percentage of sales. Year-to-date selling, general and administrative expenses were $287.7 million, an increase of $9.2 million or 260 basis points as a percentage of sales.
Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $3.5 million and $9.7 million for the quarter and year-to-date periods, respectively. As a percentage of sales, these variable expenses increased nearly 150 basis points for the second quarter and 220 basis points year-to-date. Store salaries during the second quarter increased $4.9 million and 150 basis points as a percentage of sales. This increase was partially offset by a $0.3 million or 10 basis point decrease in store bonuses, which are primarily awarded based upon sales gains from the comparative prior year period. Store salaries including bonus for the first six months of fiscal 2006 increased $7.0 million and 150 basis points as a percentage of sales. Comparable store sales during the quarter and year-to-date periods continued to be insufficient to leverage certain fixed portions of store payroll costs that resulted from the need to maintain adequate staffing levels for transitioning merchandise and providing appropriate levels of customer service. Marketing expenses during the second quarter were $22.2 million or 5.1% of sales. Year-to-date marketing expenses totaled $54.5 million or 6.5% of sales, an increase of $1.2 million and 40 basis points as a percentage of sales over last year. Although the timing of the Company’s marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for fiscal 2006 to be in a range of 5.3% to 5.5% of sales. Other variable expenses, primarily supplies and equipment rental, increased $0.8 million and nearly 30 basis points as a percentage of sales during the second quarter of fiscal 2006. For the first half of fiscal 2006, other variable expenses increased almost $1.6 million or 30 basis points as a percentage of sales, primarily as a result of deleveraged costs over a lower sales base.
Relatively fixed selling, general and administrative expenses during the second quarter of fiscal 2006 were well-controlled and decreased $1.1 million and were flat as a percentage of sales when compared to the same period last year. The decrease in total dollars resulted primarily from a $1.4 million increase in finance charge income related to the Company’s proprietary credit card as a result of an increase in late fees and a reduction in the related grace period. Additionally, the Company’s efforts to closely monitor expenses resulted in cost savings of $0.7 million realized in outside consulting and other general expenses. Partially offsetting these savings was a $1.0 million planned increase in non-store payroll and payroll-related expenses such as annual merit increases for associates and retirement plan expense for officers. Year-to-date relatively fixed selling, general and administrative expenses decreased $0.6 million, primarily for the same general reasons as the net quarterly decrease discussed above. As a percentage of sales, these relatively fixed expenses for the year-to-date period increased 40 basis points as a result

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
of the deleveraging effect of the decreased sales base.
On September 29, 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options which had exercise prices exceeding the closing market price of $11.20 at September 27, 2005, by more than 50% and were granted more than one year ago. As a result, approximately 3.8 million stock options became exercisable immediately. The effect of the vesting acceleration will be the recognition of $15.0 million net of tax, of additional stock-based employee compensation in the Company’s pro forma footnote disclosure for the third quarter of fiscal 2006 and a corresponding elimination of $12.0 million, net of tax, of future compensation expense that the Company would otherwise recognize in its income statement with respect to these stock options after adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment”. See Note 8 of the Notes to Consolidated Financial Statements for further discussion.
Depreciation and amortization expense for the second quarter of fiscal 2006 was $14.8 million, an increase of $0.8 million over last year’s second quarter depreciation and amortization expense. For the first half of fiscal 2006, depreciation and amortization expense increased $1.9 million to $29.4 million over the same period last year. These increases were largely attributable to an overall increase in the number of stores open at the end of the second quarter of fiscal 2006 compared to the end of the second quarter of fiscal 2005, to depreciation expense on information systems technology and related software applications that were implemented subsequent to last year’s second quarter, and to depreciation expense on the new corporate headquarters that began in August 2004.
Operating loss for the second quarter of fiscal 2006 was $17.8 million compared to operating income of $16.5 million for the second quarter of fiscal 2005. For the first half of fiscal 2006, operating loss totaled $38.5 million compared to operating income of $35.0 million for the same period last year.
The Company’s effective income tax rate for fiscal 2006 is estimated at 39.6%, an increase from the effective tax rate of 37.6% recorded in fiscal 2005 and from the estimated annual effective tax rate of 37.4% at the end of the first quarter of fiscal 2006. The effective tax rate increased as a result of lower projected taxable income for fiscal 2006 combined with relatively fixed non-deductible losses and state taxes. The Company does not anticipate that the repatriation of foreign subsidiary earnings under the repatriation provisions of the American Jobs Creation Act of 2004 will have a significant impact on the effective tax rate.
Net Loss — During the second quarter of fiscal 2006, the Company recorded a net loss of $10.2 million, or $.12 per share, compared to net income of $10.5 million, or $.12 per diluted share, for the same period a year ago. Net loss for the first six months of fiscal 2006 was $22.6 million, or $.26 per share, compared to net income of $22.2 million or $.25 per diluted share for the first half of fiscal 2005.
Liquidity and Capital Resources
The Company ended the second quarter of fiscal 2006 with $40.6 million in cash and cash equivalents, a portion of which relates to unrepatriated foreign subsidiary earnings, compared to $74.7 million a year ago. The Company’s operating activities used $117.6 million in net cash during the first half of fiscal 2006, primarily as a result of the Company recording a net loss, an increase in inventory, and an increase in the income tax benefit. Inventory levels at the end of the second quarter were $489.4 million, up $76.1 million or 18.4% over last year’s second quarter inventory balance of $413.3 million. The increase was the result of the Company’s intention to provide a better overall stock position and an increase in merchandise in transit from vendors. This additional inventory will be held at the distribution centers in order to maintain a “clean” appearance at the stores. In addition, retail square footage increased approximately 6% since the end of the second quarter last year.
During the first half of fiscal 2006, the Company spent a net $34.1 million in investing activities. Capital expenditures were $28.0 million and included $16.2 million related to expenditures for new and existing stores, $10.4 million for information systems’ enhancements and $1.4 million primarily related to the Company’s distribution centers. Fiscal 2006 capital expenditures are projected to be in a range of $55 to $60 million, a reduction from previous projections of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
$55 million to $65 million. The Company also revised its plans for net new Pier 1 store openings in the United States and Canada during fiscal year 2006 and now plans to open a net 40 stores, down from 55 net new store openings projected at the end of the first quarter of fiscal 2006. Plans for fiscal 2007 include $45 to $50 million in capital expenditures and opening 45 new Pier 1 stores and closing 15, for a net of 30 Pier 1 stores.
Prior to the end of the fiscal year, the Company plans to contribute $3 to $4 million to a consolidated trust that was established for the purpose of setting aside funds to be used to settle pension obligations upon the retirement or death of certain of the Company’s executive officers. In the future, the assets of the trust may be invested in financial instruments other than the short-term money market funds currently held.
Through the first half of fiscal 2006, the Company’s beneficial interest in securitized receivables increased $6.3 million to $42.0 million from the fiscal 2005 year-end balance of $35.7 million. This increase was the result of an increase in total proprietary credit card receivables of $4.8 million from $134.3 million at February 26, 2005 to $139.1 million at August 27, 2005 and an increase of $1.5 million in cash held at the Pier 1 Imports Credit Card Master Trust at the second quarter-end versus fiscal 2005 year-end. In September 2005, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Pier 1 Funding for the benefit and protection of Class A Certificate holders from approximately $9.0 million to approximately $13.0 million if the Company’s credit ratings fall below certain required minimums.
Financing activities for the first six months of fiscal 2006 provided net cash of $3.2 million. During the first six months of fiscal 2006, the Company received financing proceeds of $23.0 million upon borrowing on its revolving credit facility. Of this amount, the Company repaid $3.0 million and expects to repay these and any subsequent borrowings during the third quarter of fiscal 2006. In the first quarter, the Company repurchased 250,000 shares of its common stock for $4.0 million, including fees, at a weighted average price of $16.19. No stock repurchases were made during the Company’s second quarter. At the end of the second quarter of fiscal 2006, approximately $107.4 million remains authorized for repurchase under the approved Board of Directors stock buyback program. Dividend payments totaled $17.3 million for the first half of fiscal 2006. Other financing activities, primarily the exercise of stock options, provided cash of $4.6 million.
The Company’s minimum operating lease commitments remaining for fiscal 2006 are $121.5 million. The present value of total existing minimum operating lease commitments discounted at 10% was $1,014.5 million at the fiscal 2006 second quarter-end.
Working capital requirements and operating lease commitments are expected to continue to be funded through cash flows from operations, bank lines of credit, and sales of proprietary credit card receivables. The Company’s bank facilities include a $125 million revolving credit facility, which expires in August 2006. As of August 27, 2005, the Company’s available resources on its revolving credit facility were $105.0 million. The Company also has other long-term and short-term bank facilities totaling $168.5 million used principally for the issuance of letters of credit, $64.2 million of which were available at August 27, 2005. The Company plans to enter into a new secured credit facility to replace both the revolving credit facility and the other bank facilities discussed above well in advance of their expiration. The Company believes this new facility will be secured by its merchandise inventory.
In the fiscal month of September 2005, hurricanes Katrina and Rita hit the gulf coast states of Florida, Louisiana, Mississippi, Alabama and Texas. Katrina caused the temporary closure of 26 Pier 1 stores and two Pier 1 Kids stores in the area. As of October 3, 2005, four of those Pier 1 stores remain closed and two or three with more serious damage may remain closed for an extended period of time. Rita resulted in the temporary closure of 36 Pier 1 stores and three Pier 1 Kids stores. As of October 3, 2005, two Pier 1 stores were closed and may remain closed for an extended period of time. Combined losses not covered by insurance for both hurricanes are estimated between $1.0 million and $2.0 million, and primarily relate to property damage and inventory. The Company continues to assess costs related to property loss, clean up efforts and lost sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
On September 29, 2005, the Company finalized its evaluation of and the Board of Directors approved the repatriation of $25.0 million of foreign subsidiary earnings under the provisions of the American Jobs Creation Act of 2004. The Company subsequently repatriated these earnings during fiscal September 2005. Any additional U.S. Federal tax expense resulting from the repatriation will be partially offset by foreign tax credits and is not anticipated to have a significant impact on the Company’s annual effective tax rate.
On September 29, 2005, the Company declared a cash dividend of $.10 per share payable on November 16, 2005 to shareholders of record on November 2, 2005. The Company currently expects to continue to pay cash dividends in the future but may determine to retain its future earnings for expansion of the Company’s business.
Management believes the funds provided from operations, available lines of credit and sales of the Company’s proprietary credit card receivables will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.
Forward-looking Statements
Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters that may affect sales, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the strength of new home construction and sales of existing homes, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2005, as filed with the Securities and Exchange Commission.
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 4. Controls and Procedures.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 27, 2005. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
PIER 1 IMPORTS, INC. (Registrant)

Date: October 4, 2005	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board
and Chief Executive Officer

Date: October 4, 2005	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: October 4, 2005	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
3(i)	Certificate of Incorporation and Amendments thereto incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1	Fifth Amendment Agreement (Purchase Agreement) dated as of September 7, 2005 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the Class A Purchasers and J.P. Morgan Chase Bank, N.A., as agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2005.

10.2	Fifth Amendment Agreement (Supplement) dated as of September 7, 2005 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank, Minnesota, National Association, as trustee, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2005.

10.3	Sixth Amendment Agreement (Purchase Agreement) dated as of September 19, 2005 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the Class A Purchasers and J.P. Morgan Chase Bank, N.A., as agent.

10.4	Sixth Amendment Agreement (Supplement) dated as of September 19, 2005 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank, Minnesota, National Association, as trustee.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Section 1350 Certifications.