Form 10-Q
period 2005-11-26
PIER 1 IMPORTS INC/DE
filed 2006-01-05
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 26, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period form ___to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of January 3, 2006

Common Stock, $1.00 par value	86,812,032

PIER 1 IMPORTS, INC.

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
	2005	2004	2005	2004
Net sales	$476,243	$487,729	$1,320,544	$1,372,027

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	302,875	296,651	868,552	839,928
Selling, general and administrative expenses	162,310	145,766	449,993	424,273
Depreciation and amortization	14,747	14,520	44,177	42,038

	479,932	456,937	1,362,722	1,306,239

Operating income (loss)	(3,689)	30,792	(42,178)	65,788

Nonoperating (income) and expenses:
Interest and investment income	(472)	(384)	(2,248)	(1,204)
Interest expense	891	249	1,673	798

	419	(135)	(575)	(406)

Income (loss) before income taxes	(4,108)	30,927	(41,603)	66,194

Provision (benefit) for income taxes	3,073	11,452	(11,775)	24,536

Net income (loss)	$(7,181)	$19,475	$(29,828)	$41,658

Earnings (loss) per share:
Basic	($.08)	$.23	($.34)	$.48

Diluted	($.08)	$.22	($.34)	$.47

Dividends declared per share:	$.10	$.10	$.30	$.30

Average shares outstanding during period:
Basic	86,747	86,155	86,544	87,232

Diluted	86,747	87,845	86,544	89,129

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	Nov. 26,	Feb. 26,	Nov. 27,
	2005	2005	2004
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $6,545, $178,289 and $79,711, respectively	$21,291	$189,081	$94,672
Trading securities — auction rate securities	—	—	25,000
Beneficial interest in securitized receivables	59,567	35,690	52,717
Other accounts receivable, net	32,252	11,744	24,594
Inventories	455,283	380,730	396,972
Income tax benefit	22,810	—	—
Prepaid expenses and other current assets	43,224	43,445	44,002

Total current assets	634,427	660,690	637,957

Properties, net	327,811	337,630	323,043
Other noncurrent assets	79,062	77,429	62,157

	$1,041,300	$1,075,749	$1,023,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,500	$—	$—
Accounts payable	106,166	113,502	102,241
Gift cards and other deferred revenue	58,014	61,347	55,070
Accrued income taxes payable	3,892	11,866	8,441
Other accrued liabilities	120,039	102,294	103,494

Total current liabilities	297,611	289,009	269,246

Long-term debt	19,000	19,000	19,000
Other noncurrent liabilities	113,724	103,371	75,475

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	138,863	141,850	142,887
Retained earnings	600,892	656,692	646,528
Cumulative other comprehensive (loss) income	(2,147)	(1,426)	4,742
Less — 13,919,000, 14,459,000 and 14,612,000 common shares in treasury, at cost, respectively	(224,804)	(233,526)	(235,500)
Less — unearned compensation	(2,618)	—	—

	610,965	664,369	659,436

	1,041,300	1,075,749	1,023,157

Commitments and contingencies	—	—	—

	$1,041,300	$1,075,749	$1,023,157

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Nov. 26,	Nov. 27,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(29,828)	$41,658
Adjustments to reconcile to net cash used in (provided by) operating activities:
Depreciation and amortization	58,433	54,625
Loss on disposal of fixed assets	1,324	604
Deferred compensation	7,181	5,784
Lease termination expense	2,148	1,851
Tax benefit from options exercised by employees	748	2,675
Other	706	1,786
Changes in cash from:
Trading securities — auction rate securities	—	(25,000)
Inventories	(74,553)	(23,102)
Other accounts receivable, prepaid expenses and other current assets	(31,386)	(19,169)
Income taxes benefit	(22,810)	—
Accounts payable and accrued expenses	7,799	4,506
Income taxes payable	(7,974)	(17,541)
Other noncurrent assets	(1,094)	548

Net cash (used in) provided by operating activities	(89,306)	29,225

Cash flow from investing activities:
Capital expenditures	(40,180)	(80,519)
Proceeds from disposition of properties	1,369	951
Beneficial interest in securitized receivables	(23,877)	(8,386)

Net cash used in investing activities	(62,688)	(87,954)

Cash flow from financing activities:
Cash dividends	(25,972)	(26,127)
Purchases of treasury stock	(4,047)	(54,281)
Proceeds from stock options exercised, stock purchase plan and other, net	5,999	8,805
Notes payable borrowings	86,500	—
Repayments of notes payable	(77,000)	—
Debt issuance costs	(1,276)	(97)

Net cash used in financing activities	(15,796)	(71,700)

Change in cash and cash equivalents	(167,790)	(130,429)
Cash and cash equivalents at beginning of period	189,081	225,101

Cash and cash equivalents at end of period	$21,291	$94,672

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 26, 2005
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Compensation	Equity
Balance February 26, 2005	86,240	$100,779	$141,850	$656,692	$(1,426)	$(233,526)	$—	$664,369

Comprehensive income (loss):

Net income (loss)	—	—	—	(29,828)	—	—	—	(29,828)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(721)	—	—	(721)

Comprehensive income (loss)								(30,549)

Purchases of treasury stock	(250)	—	—	—	—	(4,047)	—	(4,047)

Restricted stock grant and amortization	213	—	(405)	—	—	3,440	(2,618)	417

Exercise of stock options, stock purchase plan and other	578	—	(2,582)	—	—	9,329	—	6,747

Cash dividends ($.30 per share)	—	—	—	(25,972)	—	—	—	(25,972)

Balance November 26, 2005	86,781	$100,779	$138,863	$600,892	$(2,147)	$(224,804)	$(2,618)	$610,965

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 26, 2005
AND NOVEMBER 27, 2004
(unaudited)
The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 26, 2005. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of November 26, 2005, and the results of operations and cash flows for the three and nine months ended November 26, 2005, and November 27, 2004 have been made and consist only of normal recurring adjustments. The results of operations for the three and nine months ended November 26, 2005, and November 27, 2004, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. The classification of certain amounts, previously reported in the consolidated balance sheet as of November 27, 2004, and in the consolidated statement of cash flows for the nine months ended November 27, 2004, has been modified to conform to the November 26, 2005 method of presentation.
Note 1 — Earnings (loss) per share
Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and unvested restricted stock. As the effect would have been antidilutive, all 13,139,850 stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2006 third quarter and year-to-date loss per share. As of November 27, 2004, there were 5,221,750 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares that were accordingly excluded from the diluted per share calculation. Earnings (loss) per share for the three and nine months ended November 26, 2005, and November 27, 2004, were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
	2005	2004	2005	2004
Net income (loss) basic and diluted	$(7,181)	$19,475	$(29,828)	$41,658

Average shares outstanding during period:
Basic	86,747	86,155	86,544	87,232
Plus assumed exercise of stock options	—	1,690	—	1,897

Diluted	86,747	87,845	86,544	89,129

Earnings (loss) per share:
Basic	($.08)	$.23	($.34)	$.48

Diluted	($.08)	$.22	($.34)	$.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Comprehensive income (loss)
The components of comprehensive income (loss) for the three and nine months ended November 26, 2005, and November 27, 2004, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
	2005	2004	2005	2004
Net income (loss)	$(7,181)	$19,475	$(29,828)	$41,658
Currency translation adjustments	(207)	3,798	(721)	3,075

Comprehensive income (loss)	$(7,388)	$23,273	$(30,549)	$44,733

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
The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
	2005	2004	2005	2004
Net income (loss), as reported	$(7,181)	$19,475	$(29,828)	$41,658

Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	198	—	299	—

Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(22,020)	(3,013)	(27,503)	(8,762)

Pro forma net income (loss)	$(29,003)	$16,462	$(57,032)	$32,896

Earnings (loss) per share:
Basic — as reported	($.08)	$.23	($.34)	$.48

Basic — pro forma	($.33)	$.19	($.66)	$.38

Diluted — as reported	($.08)	$.22	($.34)	$.47

Diluted — pro forma	($.33)	$.19	($.66)	$.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On September 29, 2005, the Company’s Board of Directors approved the accelerated vesting of approximately 3,800,000 unvested stock options awarded to employees under the Company’s stock option plans that had exercise prices exceeding the closing market price of $11.20 at September 27, 2005, by more than 50% and were granted more than one year ago. These options were granted between September 26, 2002, and June 28, 2004, and had exercise prices ranging from $17.25 to $20.38 per share. The approximate effect of the vesting acceleration was an additional $17,800,000, net of tax, of additional pro forma stock-based employee compensation expense in the third quarter of fiscal 2006 and a corresponding elimination of approximately $15,000,000, net of tax at the current effective rate, of future compensation expense that the Company would otherwise recognize in its income statement with respect to these stock options after adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Because these stock options had exercise prices significantly in excess of the Company’s current stock price, the Company believed that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options was not an accurate reflection of the economic value to the employees holding the options and that the options were not fully achieving their original objectives of employee retention and satisfaction. The Company also believed that the reduction in the Company’s stock option compensation expense for fiscal years 2007 and 2008 would enhance comparability of the Company’s financial statements with those of prior and subsequent years, since stock options are expected to represent a smaller portion of total compensation for the foreseeable future. SFAS 123R is effective for the Company at the beginning of its fiscal year 2007.
Note 4 — Securitized proprietary credit card receivables
In September 2005, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Pier 1 Funding for the benefit and protection of Class A Certificate holders from approximately $9,000,000 to approximately $13,000,000 if the Company’s credit ratings fall below certain required minimums.
Note 5 — Store closing provision
Although the Company typically does not terminate leases before the end of their primary terms, occasionally certain stores or storage facilities with relatively short terms remaining on the leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease terminations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and there has been no write-down of inventory and no employee severance costs associated with these closures. The following table represents a rollforward of the liability balances for the nine months ended November 26, 2005, and November 27, 2004 (in thousands):

	Nine Months Ended
	November 26,	November 27,
	2005	2004
Beginning of period	$1,475	$1,748

Original charges	2,022	1,449
Revisions	126	402
Cash payments	(2,112)	(1,864)

End of period	$1,511	$1,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6 — Notes payable
In November 2005, the Company entered into a new $325,000,000 secured credit facility which matures in November 2010. This facility is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. It replaced the Company’s previous unsecured bank facilities, including the $125,000,000 revolving credit facility, which would have expired in August 2006, the $120,000,000 uncommitted letter of credit facility, and other credit lines used for special-purpose letters of credit. The new facility initially bears interest at LIBOR plus 1.0% for cash borrowings. The Company will not be required to comply with financial covenants under the new facility unless the facility is more than 90% utilized. As of November 26, 2005, the Company had $9,500,000 net borrowings outstanding and approximately $110,800,000 in letters of credit utilized against the new secured credit facility. The Company repaid the $9,500,000 of outstanding borrowings in early fiscal December 2005.
Note 7 — Benefits plans
The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers, and this cost is allocated to respective service periods.
The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements as noncurrent assets and consist of investments in short-term money market funds in the amounts of $21,892,000 and $10,517,000 at November 26, 2005, and November 27, 2004, respectively. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company made no contributions to the trust during the first nine months of fiscal 2006, but expects to contribute approximately $3,500,000 to the trust prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three and nine months ended November 26, 2005, and November 27, 2004, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 27,	Nov. 27,
	2005	2004	2004	2004
Components of net periodic benefit cost:
Service cost	$511	$483	$1,532	$1,449
Interest cost	397	361	1,193	1,082
Amortization of unrecognized prior service costs	208	208	623	623
Amortization of net actuarial loss	866	43	2,597	130

Net periodic benefit cost	$1,982	$1,095	$5,945	$3,284

Note 8 — Income taxes
As of the end of the third quarter of fiscal 2006, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting fourth quarter profits. Therefore, the actual effective tax rate for the nine-month period ended November 26, 2005, was utilized to determine the Company’s tax provision. The calculation resulted in an income tax benefit of $11,800,000 and an effective tax rate of 28.3% for the nine-month period, and an income tax expense of $3,100,000, on a pre-tax loss of $4,100,000 in the third quarter. Income tax expense in the third quarter of fiscal 2006 was the result of a change from the estimated effective tax rate of 39.6% used during the first six months of fiscal 2006. This change resulted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
in a year-to-date reduction in the income tax benefit of $4,700,000 or $.05 per share.
In September 2005, the Company finalized its evaluation of and the Company’s Board of Directors approved the repatriation of $25,000,000 of foreign earnings under the provisions of the American Jobs Creation Act of 2004 which allowed for a temporary deduction equal to 85% of dividends received. The Company repatriated these earnings on September 30, 2005, and anticipates satisfying the requirements to qualify for this reduced rate of taxation. This repatriation of earnings had an insignificant effect on the Company’s effective tax rate during the three and nine months ended November 26, 2005.
Note 9 – New accounting pronouncements
In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
Also in March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS 123R, which the Company is required to implement by the beginning of its fiscal year 2007. The Company is currently evaluating the guidance provided within SAB 107 and SFAS 123R and the effect it will have on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows unless at a future date the Company has an accounting change or correction of an error.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance was effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company currently complies with this guidance and, therefore, the application of FSP 13-1 is not expected to have a material effect on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports proprietary merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the name Pier 1 Imports (“Pier 1”), and “Pier 1 Kids”. Pier 1 Kids operates stores that sell children’s home furnishings and decorative accessories. Retail locations operating under the name “The Pier” are located in the United Kingdom and Ireland. As of November 26, 2005, the Company operated 1,317 stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Mexico. The Company operates as one operating segment.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The results of operations for the three and nine months ended November 26, 2005, and November 27, 2004, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The following table summarizes certain key performance indicators for the three and nine months ended November 26, 2005, and November 27, 2004:

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
	2005	2004	2005	2004
Key Performance Metrics
Total sales growth (decline)	(2.4%)	1.1%	(3.8%)	4.5%
Comparable stores sales growth (decline)	(6.5%)	(6.3%)	(8.7%)	(3.7%)
Merchandise margins as a percentage of sales	52.6%	53.9%	51.5%	54.1%
Store occupancy costs as a percentage of sales	16.2%	14.7%	17.3%	15.3%
Selling, general and administrative expenses as a percentage of sales	34.1%	29.9%	34.1%	30.9%
Operating income (loss) as a percentage of sales	(0.8%)	6.3%	(3.2%)	4.8%
Net income (loss) as a percentage of sales	(1.5%)	4.0%	(2.3%)	3.0%
Diluted earnings (loss) per share	($.08)	$.22	($.34)	$.47

At period end:
Inventory per retail square foot	$46.52	$43.05	$46.52	$43.05
Total retail square footage (in thousands)	9,787	9,222	9,787	9,222
Total retail square footage growth from the same period last year	6.1%	7.6%	6.1%	7.6%
The Company’s net sales during the third quarter and first nine months of fiscal 2006 decreased 2.4% and 3.8%, respectively, and comparable store sales declined 6.5% and 8.7% during the respective periods. The Company recorded a net loss for the third quarter and year-to-date periods of $7.2 million and $29.8 million, respectively. Loss per share was $.08 and $.34 for the respective periods. The decline in sales was primarily driven by a decrease in customer traffic. Merchandise margins were also negatively impacted during the third quarter and year-to-date period

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
as a result of increased promotional activity to stimulate sales. Store occupancy costs as a percentage of sales increased for the quarter and first nine months of fiscal 2006, as a result of relatively fixed occupancy costs and declining sales. Consequently, gross profit declined for the third quarter and the year-to-date period.
The Company’s continuing challenge this year has been to increase customer traffic and differentiate itself from other retailers through the development of more effective marketing and merchandising programs. During the third quarter, the Company focused its marketing efforts on television advertising and catalog distribution. The Company distributed two nationwide catalogs this fall and plans to distribute a new spring catalog to approximately 10 million customers in March 2006. The Company believes that catalogs have a longer shelf life than newspaper inserts and other print media and show customers, through lifestyle settings and vignettes, how merchandise can actually look in their homes. The catalog continues to play an important role in the overall marketing plan for the future combined with a strong television, magazine and internet program.
In early spring, a new merchandise selection will arrive in stores. The merchandise has clean, simple lines representing a “less is more” strategy and is consistent with messages received through market research. This new merchandise will continue to exhibit the uniqueness, quality and value that customers attribute to Pier 1 while satisfying their ever-changing style preferences. The Company will continue to offer promotional categories of merchandise at strategic times to enhance sales, but hopes to emphasize the value of regular-priced merchandise and reinforce selling at full price.
The Company continues to manage the business prudently by reducing capital expenditures and controllable costs, but realizes that sales will determine the Company’s success. The new marketing and merchandising initiatives discussed above are anticipated to help bring customers back to the stores.
For a more detailed discussion of our financial performance during the third quarter and first nine months of fiscal 2006, please continue reading Management’s Discussion and Analysis, as well as the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Results of Operations
Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included wholesale sales and royalties received from franchise stores and joint ventures, and delivery service revenues. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
	2005	2004	2005	2004
Pier 1 Imports stores	$442,703	$456,564	$1,230,538	$1,291,028
The Pier stores	19,552	20,527	49,865	48,962
Pier 1 Kids stores	8,407	6,064	25,539	18,541
Internet	3,676	2,373	8,942	7,091
Other (1)	1,905	2,201	5,660	6,405

Net Sales	$476,243	$487,729	$1,320,544	$1,372,027

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., de C.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Net sales totaled $476.2 million for the third quarter of fiscal 2006, a decrease of $11.5 million or 2.4% from last year’s third quarter net sales of $487.7 million. Year-to-date sales declined 3.8% to $1,320.5 million from $1,372.0 million a year ago. Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 27, 2004	$1,372,027

Incremental sales growth (decline) from:
New stores opened during fiscal 2006	29,404
Stores opened during fiscal 2005	60,439
Comparable stores	(107,907)
Closed stores and other	(33,419)

Net sales for the nine months ended November 26, 2005	$1,320,544

Comparable store sales declined 6.5% and 8.7% during the quarter and year-to-date periods, respectively, as a result of decreased store traffic and increased competition from other retailers. The Company continues to implement new merchandising and marketing initiatives in an effort to increase customer traffic and conversion rates.
During the third quarter, the Company opened 29 and relocated or closed four Pier 1 stores in North America; closed two Pier 1 Kids stores; opened two stores, closed one store and opened five new “store-within-a-store” locations at The Pier; and opened one “store-within-a-store” in Mexico. During the first nine months of fiscal 2006, the Company opened 62 and closed or relocated 15 North American Pier 1 stores. The Company opened three and closed five Pier 1 Kids stores during the year-to-date period. The Company also opened three and closed two stores and opened 12 “store-within-a-store” locations at The Pier and opened one “store-within-a-store” in Mexico during the first nine months of fiscal 2006. Net new store openings resulted in an increase in total retail square footage of 4.7% from the beginning of fiscal 2006 and 6.1% over the third quarter of fiscal 2005. The Company’s store count totaled 1,317 worldwide at the end of the third quarter of fiscal 2006.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2006 to the number open at the end of the third quarter follows (openings and closings include relocated stores):

	Pier 1 North
	American	International(1)	Pier 1 Kids	Total
Open at February 26, 2005	1,150	63	45	1,258
Openings	62	16	3	81
Closings	(15)	(2)	(5)	(22)

Open at November 26, 2005	1,197	77	43	1,317

(1)	International stores were located in Puerto Rico, the United Kingdom, Ireland and Mexico.
The Company’s proprietary credit card sales increased during the third quarter with net sales up $5.6 million or 4.6%, to $125.1 million over last year’s third quarter proprietary credit card sales of $119.6 million. Proprietary credit card sales during the year-to-date period were $330.6 million, a decrease of $34.6 million or 9.5%, when compared to sales of $365.2 million during the same period last year. Third quarter proprietary credit card sales comprised 29.7% of U.S. store sales compared to 27.6% last year, while year-to-date proprietary credit card sales were 28.1% of U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
store sales versus 29.6% last year. Average ticket on the proprietary credit card increased to $189 during the third quarter of fiscal 2006, compared to $164 last year. For the first nine months of fiscal 2006, average ticket on the proprietary card increased to $178 compared to $171 last year. Compared to the year earlier period, sales on the proprietary card increased during the quarter as a result of the Company’s 12-month, no interest promotion, which was offered during the entire third quarter of fiscal 2006, as well as special incentives offered to store associates to encourage customers to open new credit card accounts. Although the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.
Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 280 basis points to 36.4% for the third quarter of fiscal 2006 and decreased 460 basis points to 34.2% for the first nine months of fiscal 2006. As a percentage of sales, merchandise margins decreased 130 basis points for the third quarter and 260 basis points for the nine-month period ended November 26, 2005, from the comparable periods a year ago. Merchandise margin decreases during the quarter and year-to-date periods resulted primarily from a continuation of increased promotional discounts and clearance markdowns. The Company has continued to discount items to make way for new and unique merchandise arriving in stores as well as to stimulate sales. As a percentage of sales, store occupancy costs for the third quarter were 16.2%, an increase of 150 basis points compared to the year ago quarter. Year-to-date, store occupancy costs increased 200 basis points to 17.3% of sales compared to the same period last year. Store occupancy cost increases, as a percentage of sales, resulted primarily from relatively fixed rental costs over a lower sales base.
Operating Expenses and Depreciation – Selling, general and administrative expenses for the third quarter of fiscal 2006 were $162.3 million, an increase of $16.5 million over last year’s $145.8 million. As a percentage of sales, third quarter selling, general and administrative expenses increased 420 basis points to 34.1% of sales. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $13.8 million, or 340 basis points as a percentage of sales. Store payroll, including bonus, increased $4.1 million or 120 basis points as a percentage of sales, primarily as a result of setting minimum staffing levels which allowed stores time needed to transition merchandise and to ensure good customer service, and lower sales resulted in an inability to leverage certain fixed portions of payroll costs. Marketing expenditures for the third quarter increased $10.6 million, or 230 basis points when expressed as a percentage of sales. The increase in marketing expenditures was primarily the result of a planned increase in television advertising this year, compared to last year during which television advertising was suspended in October 2004. In addition, the Company distributed two nationwide catalogs during the third quarter of fiscal 2006. Other variable expenses, including supplies and equipment rental, decreased $0.9 million and 10 basis points. Relatively fixed selling, general and administrative expenses increased $2.7 million over the same period last year, primarily due to planned non-store payroll and compensation related increases such as annual merit increases for associates and retirement plan expense.
For the first nine months of fiscal 2006, selling, general and administrative expenses increased 320 basis points as a percentage of sales to $450.0 million or 34.1% of sales, compared to $424.3 million or 30.9% of sales for the same period a year ago. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental increased $23.5 million and 260 basis points as a percentage of sales. Store payroll, including bonus, increased $11.1 million and 140 basis points as a percentage of sales for the year-to-date period as a result of the additional payroll hours discussed above and continued negative comparable store sales. Marketing expenditures for the first nine months of fiscal 2006 were $85.8 million or 6.5% of sales, an increase of $11.8 million and 110 basis points as a percentage of sales compared to the same period last year primarily as a result of the marketing initiatives in the third quarter of fiscal 2006. Although the timing of the Company’s marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for fiscal 2006 to be approximately $106.0 million compared to $91.4 million in fiscal 2005. Other variable expenses increased $0.6 million and increased approximately 10 basis points as a percentage of sales. Relatively fixed selling, general and administrative expenses for the year-to-date period increased $2.2 million. The increase in these

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
expenses was primarily due to non-store payroll and compensation related increases as discussed above and increases in expenses related primarily to an increase in general insurance expense, the result of self-insured losses from hurricanes, and increases in freight and postage expense. These costs were partially offset by a decrease in revaluation expense as a result of no Canadian currency forward contracts utilized in the current year compared to the prior year and as a result of higher net proprietary credit card fee income.
Depreciation and amortization expense for the third quarter of fiscal 2006 totaled $14.7 million, an increase of $0.2 million. Year-to-date depreciation and amortization expense was $44.2 million, an increase of $2.1 million over the comparable period last year. These increases were largely attributable to the overall increase in net new store openings, depreciation expense on software applications that were implemented subsequent to the end of last year’s third quarter, and depreciation expense on the new home office facility and were partially offset by a reduction in depreciation expense for certain assets becoming fully depreciated since the end of the third quarter of fiscal 2005.
Operating loss for the third quarter of fiscal 2006 was $3.7 million compared to operating income of $30.8 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, operating loss totaled $42.2 million compared to operating income of $65.8 million for the same period last year.
As of the end of the third quarter of fiscal 2006, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting fourth quarter profits. Therefore, the actual effective tax rate for the nine-month period ended November 26, 2005, was utilized to determine the Company’s tax provision. The calculation resulted in an income tax benefit of $11.8 million and an effective tax rate of 28.3% for the nine-month period, and an income tax expense of $3.1 million, on a pre-tax loss of $4.1 million in the third quarter. Income tax expense in the third quarter of fiscal 2006 was the result of a change from the estimated effective tax rate of 39.6% used during the first six months of fiscal 2006. The repatriation of foreign earnings had an insignificant effect on the Company’s tax provision for the third quarter and year-to-date periods of fiscal 2006, as discussed in Note 8 of the Notes to Consolidated Financial Statements.
Net Loss – Net loss for the third quarter of fiscal 2006 was $7.2 million, or $.08 per share, compared to net income of $19.5 million, or $.22 per diluted share, for the third quarter of fiscal 2005. Net loss for the first nine months of fiscal 2006 was $29.8 million, or $.34 per share, compared to net income of $41.7 million, or $.47 per diluted share, for the first nine months of fiscal 2005.
Liquidity and Capital Resources
The Company ended the third quarter of fiscal 2006 with $21.3 million in cash and cash equivalents compared to $94.7 million a year ago. The Company’s operating activities used $89.3 million in net cash during the first nine months of fiscal 2006, primarily the result of the recorded net loss, the increased inventory, the increased third-party credit card receivables and the recorded income tax benefit. Inventory levels at the end of the third quarter were $455.3 million, an increase of $58.3 million or 14.7% from last year’s third quarter inventory balance of $397.0 million. Inventory per retail square foot was $46.52, an increase of 8% from $43.05 at the end of the third quarter last year. The increase was primarily the result of prior year inventory levels being lower than optimal. Inventory per retail square foot for the current year was slightly lower than the same period two years ago.
During the first nine months of fiscal 2006, the Company spent a net $62.7 million in investing activities. Capital expenditures were $40.2 million and included $25.4 million related to expenditures for new and existing stores, $12.2 million for information systems’ expenditures and $2.6 million related primarily to the Company’s distribution centers. Fiscal 2006 capital expenditures are projected to be $55 million, consistent with previous projections. The Company currently expects to open 66 new Pier 1 stores in the United States and Canada during fiscal 2006 and close or relocate 32 stores over the same period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Prior to the end of the fiscal year, the Company plans to contribute approximately $3.5 million to a consolidated trust that was established for the purpose of setting aside funds to be used to settle pension obligations upon the retirement or death of certain of the Company’s executive officers. In the future, the assets of the trust may be invested in financial instruments other than the short-term money market funds currently held.
Through the first nine months of fiscal 2006, the Company’s beneficial interest in securitized receivables increased $23.9 million to $59.6 million from the fiscal 2005 year-end balance of $35.7 million. Total proprietary credit card receivables increased $23.9 million from $134.3 million at February 26, 2005, to $158.3 million at November 26, 2005. In September 2005, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Pier 1 Funding for the benefit and protection of Class A Certificate holders from approximately $9.0 million to approximately $13.0 million if the Company’s credit ratings fall below certain required minimums.
Financing activities for the first nine months of fiscal 2006 used a net $15.8 million of the Company’s cash resources. The Company utilized its revolving credit facilities from August 2005 to November 2005. During the third quarter, $38.5 million was the greatest amount of borrowings outstanding at any one time under the credit facilities. At November 26, 2005, the Company had $9.5 million of borrowings outstanding, which was repaid in early fiscal December 2005.
During the first quarter of fiscal 2006, the Company repurchased 250,000 shares of its common stock for $4.0 million, including fees, at a weighted average price of $16.19 per share. No stock repurchases were made during the second or third quarters. At the end of the third quarter of fiscal 2006, approximately $107.4 million remain authorized for repurchase under the stock buyback program approved by the Company’s Board of Directors in June 2004. Dividend payments totaled $26.0 million for the first nine months of fiscal 2006, and other financing activities, primarily the exercise of stock options, provided cash of $6.0 million.
The Company’s minimum operating lease commitments remaining for fiscal 2006 were $61.4 million. The present value of total existing minimum operating lease commitments discounted at 10% was $980.1 million at the fiscal 2006 third quarter-end.
Working capital requirements and operating lease commitments are expected to continue to be funded through cash flow from operations, bank lines of credit, and sales of proprietary credit card receivables. In November 2005, the Company entered into a new $325.0 million five-year secured credit facility. This facility is secured by a borrowing base of the Company’s merchandise inventory and third-party credit card receivables. Availability under this facility is determined in part by the amount of the borrowing base, up to a maximum of $325.0 million. It replaced the Company’s previous unsecured bank facilities, including the $125.0 million revolving credit facility, which would have expired in August 2006, the $120.0 million uncommitted letter of credit facility, and other credit lines used for special-purpose letters of credit. The new facility initially bears interest at LIBOR plus 1.0% for cash borrowings. The Company will not be required to comply with financial covenants under the new facility unless the facility is more than 90% utilized. At November 2005, the Company had $9.5 million net borrowings outstanding, approximately $110.8 million in letters of credit utilized against the new secured credit facility, and $143.6 million remained available under the facility. The Company repaid the $9.5 million of outstanding borrowings in early fiscal December 2005 and had $93.9 million in letters of credit outstanding under the facility on December 30, 2005.
In September 2005, the Company finalized its evaluation of and the Company’s Board of Directors approved the repatriation of $25.0 million of foreign earnings under the provisions of the American Jobs Creation Act of 2004. The Company repatriated these earnings on September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
On December 8, 2005, the Company declared a cash dividend of $.10 per share payable on February 15, 2006, to shareholders of record on February 1, 2006. The Company currently expects to continue to pay cash dividends in the future but may determine to retain its future earnings for expansion of the Company’s business. Under the Company’s new credit facility, the Company would not be restricted from paying dividends unless the facility is more than 80% utilized.
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

PART I
Item 4. Controls and Procedures.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 26, 2005, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PIER 1 IMPORTS, INC. (Registrant)

Date:	January 4, 2006	By:	/s/ Marvin J. Girouard
Marvin J. Girouard, Chairman of the Board and Chief Executive Officer

Date:	January 4, 2006	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Finance, Chief Financial Officer and Treasurer

Date:	January 4, 2006	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1	Secured Credit Agreement, dated November 22, 2005, among the Company, certain of its subsidiaries, Bank of America, N.A., Wells Fargo Retail Finance, LLC, Wachovia Bank, National Association, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and others incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2005.

10.2	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.

10.3	Amendment No. 1 to Pier 1 Imports, Inc. Supplemental Retirement Plan dated effective January 1, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2005.

*31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

*31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

*32.1	Section 1350 Certifications.

*	Filed herewithin