Form 10-K
period 2006-02-25
PIER 1 IMPORTS INC/DE
filed 2006-05-01
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-7832
PIER 1 IMPORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-1729843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pier 1 Place Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)
Company’s telephone number, including area code:
(817) 252-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
      As of August 27, 2005, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $938,000,000 using the closing sales price on that day of $12.90. It is assumed for purposes of this computation that only directors, executive officers and 10% or greater shareholders of the registrant are affiliates, but this should not be deemed to be a conclusion that any such person is an affiliate of the registrant.
      As of April 24, 2006, 87,083,398 shares of the registrant’s common stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the following documents have been incorporated herein by reference:

1) Registrant’s Proxy Statement for the 2006 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.
FORM 10-K ANNUAL REPORT
Fiscal Year Ended February 25, 2006

PART I

Item 1.	Business.

(a)	General Development of Business.
      Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1” relate to the Company’s retail locations operating under the name Pier 1 Imports®. References to “Pier 1 Kids” relate to the Company’s retail locations operating under the name Pier 1 Kids® and formerly named Cargokids®.
      On March 20, 2006, the Company announced the sale of its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). At fiscal 2006 year end, The Pier was classified as held for sale and included in discontinued operations for all years presented in the Company’s financial statements; therefore, all discussions in this report relate to continuing operations, unless stated otherwise.
      In fiscal 2006, the Company expanded its specialty retail operations by opening 65 new Pier 1 stores, four new Pier 1 Kids stores and two new international stores. The Company closed 32 Pier 1 stores and six Pier 1 Kids stores. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, the Company plans to open approximately 40 new Pier 1 stores and close approximately 30 Pier 1 and five Pier 1 Kids stores during fiscal 2007. Plans for fiscal 2007 also include opening approximately seven new international stores in Mexico and Puerto Rico, primarily in a “store within a store” format.
      Set forth below is a list by city of Pier 1 stores opened in North America in fiscal 2006:

Alabaster, AL
Allen Park, MI
Arden, NC
Atlanta, GA
Aurora, CO
Bee Cave, TX
Bellevue, WA
Bloomfield Hills, MI
Bluffton, SC
Bohemia, NY
Calgary, AB
Castle Rock, CO
Centerville, UT
Cheshire, CT
Chula Vista, CA
Colonial Heights, VA
Corona, CA
Cypress, TX
Danville, VA
Durango, CO
Feasterville, PA
Fontana, CA	Garland, TX
Georgetown, TX
Gilbert, AZ
Glenwood Springs, CO
Houston, TX (2 locations)
Jacksonville, FL
Kalamazoo, MI
Kingsport, TN
Kissimmee, FL
Lady Lake, FL
Lethbridge, AB
Machesney Park, IL
Mesa, AZ
Monroe, NC
Morristown, TN
Mundelein, IL
Newport News, VA
Newtown, PA
North Andover, MA
Ocean, NJ
Owasso, OK
Petaluma, CA	Phoenix, AZ
Pitt Meadows, BC
Pompano Beach, FL
Raleigh, NC
Rockaway, NJ
South Lake Tahoe, CA
Scarborough, ON
Seattle, WA
Shreveport, LA
Southhaven, MS
St. Joseph, MO
St. Louis Park, MN
Stafford, VA
Streamwood, IL
Studio City, CA
Tamarac, FL
Thornton, CO
Union Gap, WA
Westminster, CO
Williamsburg, VA
      Presently, Pier 1 maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington.
      Pier 1 Kids stores offer children’s furniture and decorative accessories. The Company started operating Pier 1 Kids stores in March 2001. Pier 1 Kids utilizes an e-commerce site which can be accessed at www.pier1kids.com to attract customers and provide information regarding placing orders, sale items and store locations.

      Set forth below is a list by city of Pier 1 Kids stores opened in North America in fiscal 2006:

Fort Worth, TX Houston, TX	Jacksonville, FL Rockaway, NJ
      Pier 1 Kids maintains a distribution center facility in Fort Worth, Texas, which presently serves all its retail locations. The Company plans to complete the relocation of its Pier 1 Kids distribution center facility from its current location in Fort Worth, Texas to Pier 1’s Savannah, Georgia distribution center facility by September 2006. In connection with this scheduled relocation, the Company will close Pier 1 Kids’ Fort Worth, Texas distribution center facility at the end of its lease term.
      The Company has an arrangement to supply Sears Roebuck de Mexico, S.A. de C.V. (“Sears Mexico”) with Pier 1 merchandise to be sold primarily in a “store within a store” format in certain Sears Mexico stores. The agreement with Sears Mexico expires December 31, 2006, but is expected to be renewed under similar terms. This agreement is structured in a manner which substantially insulates the Company from currency fluctuations in the value of the Mexican peso. In fiscal 2006, Sears Mexico opened two new stores offering Pier 1 merchandise. As of February 25, 2006, Pier 1 merchandise was offered in 26 Sears Mexico stores. Expansion plans for fiscal 2007 include opening five new stores in Mexico.
      The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”), which allows Sears Puerto Rico to market and sell Pier 1 merchandise in a “store within a store” format in certain Sears Puerto Rico stores. Sears Puerto Rico operates a total of ten stores, and as of February 25, 2006, seven of these stores offered Pier 1 merchandise. The Company is planning to open two new stores in Puerto Rico in fiscal 2007.
      The Company owns a credit card bank in Omaha, Nebraska, operating under the name Pier 1 National Bank, N.A. (the “Bank”). The Bank holds the credit card accounts for both Pier 1 and Pier 1 Kids proprietary credit cards. As of February 25, 2006, the Company, through the Bank, had approximately 5,864,000 proprietary cardholders with approximately 1,033,000 active accounts (accounts with a purchase within the previous 12 months). Proprietary cardholders are among the Company’s most loyal customers. Marketing and promotions targeted to cardholders take place throughout the year and may include deferred payment or no-interest options on larger purchases from time to time. The proprietary card offers a convenient method for observing the buying behavior of the Company’s most active customers.
      Since June 2000, Pier 1 has operated an e-commerce web site which received an average of 4.3 million visits per month in fiscal 2006, and can be accessed at www.pier1.com. This site is a significant marketing vehicle for the Company while providing customers with access to Pier 1 products and services at their convenience as well as access to investor relations information. Customers can shop substantially all of Pier 1’s merchandise assortment, as well as purchase gift cards, create and manage bridal and gift registries, view interactive catalogs, watch the most recent TV commercials and sign up for marketing email and direct mail. As part of Pier 1’s continuing strategy of cross-channel integration, a new feature was implemented in March 2006 that allows web shoppers to check the availability of any item in their local stores. This feature sets Pier 1 apart from its competitors in the decorative home furnishings industry and leverages the Company’s significant store base.
      During the fall of 2005, the Company distributed its first two nation-wide catalogs, fall and holiday editions, of approximately two million copies each. In March 2006, ten million copies of a spring catalog were distributed to customers, followed by a five million copy distribution in late spring. The Company has plans for approximately nine direct mail catalogs in fiscal 2007. Full integration between the Company’s e-commerce web site and direct mail catalogs was achieved during fiscal 2006.
      The Pier, which was classified as held for sale at fiscal 2006 year end and included in discontinued operations for all periods presented, was a subsidiary of the Company as of February 25, 2006, with locations in the United Kingdom and Ireland. The Pier operates 45 retail stores offering decorative home furnishings and related items in a setting similar to Pier 1 stores. The Pier operates a distribution facility near London, England. Additionally, The Pier has an online store, which can be accessed at www.pier.co.uk. During fiscal 2006, The Pier opened 15 new stores, most of which operated in a “store within a store” format located in existing Debenhams stores in England, and closed two stores. The Pier’s retail operations consist of 38 stores in England, four stores in Scotland, two stores in Ireland and one store in Wales. The Pier leases approximately 11,000 square feet of office space in the United Kingdom for its corporate office. The Pier also leases approximately 147,000 square feet of warehouse space in the United Kingdom for its operations. Approximately 900 associates were employed in the United Kingdom and Ireland, of which approximately 300 were full-time employees and approximately 600 were part-time employees. The sale of The Pier was completed on March 20, 2006. (See Note 15 of the Notes to Consolidated Financial Statements set forth in Item 8 herein for additional information regarding subsequent events.)

(b)	Financial Information about Industry Segments.
      In fiscal 2006, the Company conducted business as one operating segment consisting of the retail sale of imported decorative home furnishings, gifts and related items.
      Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c)	Narrative Description of Business.
      The specialty retail operations of the Company consist of retail stores operating under the names “Pier 1 Imports” and “Pier 1 Kids”, selling a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories and other specialty items for the home.
      On February 25, 2006, the Company operated 1,100 Pier 1 stores in the United States, 83 Pier 1 stores in Canada, and supported five franchised stores in the United States. All five franchise agreements expire in fiscal 2008. Additionally, the Company operated 43 Pier 1 Kids stores located in the United States. The Company expects to expand Pier 1 Kids nationally, offering value-oriented home furnishings for children and families. Growth plans include a catalog and direct-to-consumer business as well as expanding the concept to approximately 250 stores over the next decade. The Company supplies merchandise and licenses the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sell Pier 1 merchandise primarily in a “store within a store” format in 26 Sears Mexico stores and in seven Sears Puerto Rico stores. Company-operated Pier 1 stores in the United States and Canada average approximately 9,800 gross square feet, which includes an average of approximately 7,800 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 operates in all major United States metropolitan areas and many of the primary smaller markets. Pier 1 stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2006, net sales of the Company totaled $1,776.7 million.
      Pier 1 offers a diverse selection of products consisting of approximately 3,000 items imported from over 40 countries around the world. While the broad categories of Pier 1’s merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:
      FURNITURE — This product group consists of furniture, furniture pads and pillows to be used on patios and in living, dining, kitchen and bedroom areas, and in sun rooms. This product group constituted approximately 40% of Pier 1’s total North American retail sales in fiscal year 2006 and 39% in fiscal years 2005 and 2004. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

      DECORATIVE ACCESSORIES — This product group constitutes the broadest category of merchandise in Pier 1’s sales mix and contributed approximately 26% to Pier 1’s total North American retail sales in fiscal year 2006, 25% in fiscal year 2005 and 24% in fiscal year 2004. These items are imported from approximately 35 countries and include brass, marble and wood items, as well as lamps, vases, dried and silk flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.
      HOUSEWARES — This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 13% of Pier 1’s total North American retail sales in fiscal years 2006, 2005 and 2004.
      BED & BATH — This product group is imported mainly from India, Germany, Thailand and China, and is also obtained from domestic sources. This group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 15% of Pier 1’s total North American retail sales in fiscal year 2006, 16% in fiscal year 2005 and 18% in fiscal year 2004.
      SEASONAL — This product group consists of merchandise for celebrating holidays and spring/summer entertaining, imported mainly from Europe, Indonesia, China, the Philippines and India, and also obtained from domestic sources. These items accounted for approximately 6% of Pier 1’s total North American retail sales in fiscal year 2006, 7% in fiscal year 2005 and 6% in fiscal year 2004.
      Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors and agents. The Company believes alternative sources of products could be procured over a relatively short period of time, if necessary. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2006, Pier 1 sold merchandise imported from over 40 different countries with 35% of its sales derived from merchandise produced in China, 14% derived from merchandise produced in India, 13% derived from merchandise produced in the United States and 33% derived from merchandise produced in Indonesia, Brazil, Italy, Thailand, the Philippines, Vietnam and Mexico. The remaining 5% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries.
      Imported merchandise and a portion of domestic purchases are delivered to the Pier 1 distribution centers, unpacked and made available for shipment to the various stores in each distribution center’s region. Due to the time delays involved in procuring merchandise from foreign suppliers, Pier 1 maintains a substantial inventory to assure a sufficient supply of products to its stores.
      The Company, through certain of its wholly owned subsidiaries, owns a number of federally registered service marks under which Pier 1 Imports and Pier 1 Kids stores do business. Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of certain other Pier 1 and Pier 1 Kids trademarks and service marks in the United States and in numerous foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company maintains a policy of pursuing registration of its marks and opposing any infringement of its marks.
      The Company is in the highly competitive specialty retail business and competes primarily with specialty sections of large department stores, furniture and decorative home furnishings retailers, small specialty stores, discount stores, and catalog and Internet retailers. Management believes that the Company competes on the basis of price, value, rapidly changing merchandise assortments, visual presentations of its merchandise, customer service, and fashion sense. The Company also believes it remains competitive with other retailers because of its name recognition and established vendor relationships. The Company believes that its Pier 1 Kids business offers an opportunity to take advantage of the growing demand for children’s furniture and accessories.
      The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The

Company monitors the level of and stated reasons for returns and maintains a reserve for future returns based on historical experience and other known factors.
      On February 25, 2006, the Company employed approximately 18,200 associates in North America, of which approximately 8,500 were full-time employees and 9,700 were part-time employees.

(d)	Financial Information about Geographic Areas.
      Information required by this Item is found in “Note 1 — Summary of Significant Accounting Policies” of the section entitled “Notes to the Consolidated Financial Statements” set forth in Item 8 herein.

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
      Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its United States distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.
Item 1A.     Risk Factors.
      The following information describes certain significant risks and uncertainties inherent in the Company’s business that should be carefully considered, along with other information contained elsewhere in this report and in other filings, when making an investment decision with respect to the Company. If one or more of these risks actually occurs, the impact on the Company’s operations, financial position, or liquidity could be material and the business could be harmed substantially.

Strategic Risks and Strategy Execution Risks

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home furnishings.
      The success of the Company’s specialty retail business depends upon its ability to predict trends in home furnishings consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and is typically ordered well in advance of the applicable selling season. Extended lead times of four to twelve months may make it difficult to respond rapidly to changes in consumer demand and as a result the Company may be unable to react quickly and source needed merchandise. Also, the Company’s vendors may not have the ability to handle its increased demand for product. The seasonal nature of the specialty home furnishing business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to changes in evolving home furnishing trends, customer preferences, pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing home furnishing trends could lead to lower sales and additional promotional discounts and clearance markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and in turn the results of operations.

Failure to control merchandise returns could negatively impact the business.
      The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional sales returns could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, merchandise quality issues, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and operating results.

The success of the business is dependent on factors affecting consumer spending that are not controllable by the Company.
      Consumer spending, including spending for the home and home-related furnishings, are dependent upon factors that include but are not limited to general economic conditions, levels of employment, disposable consumer income, prevailing interest rates, consumer debt, costs of fuel, recession and fears of recession, war and fears of war, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products and therefore lower sales and negatively impact the business and its operating results.

The Company intends to expand its direct to consumer business in an effort to continue to grow and may face challenges that may cause these expansion plans to fail.
      The Company currently operates an e-commerce web site which serves as a marketing vehicle for the business and provides consumers access to its products and services at their convenience. The Company believes its introduction of the catalog business has allowed it to focus on cross-channel integration and to more effectively utilize its web site to reach new and existing customers. The Company plans to fully integrate its direct to consumer business by the end of fiscal 2007 with the introduction of delivery of products direct to the customer’s home or to their local Pier 1 store, at their request. The newest channel of direct to consumer business is expected to play a more critical role to the growth of the business and will complement the Company’s current retail locations, e-commerce web site and catalog business.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on the business.
      The continued success and growth of the Company has become dependent on improving customer traffic in order to gain sales momentum in its stores and on its e-commerce web site. Historically, the Company has utilized various media to reach the consumer and it has experienced varying levels of favorable response to its marketing efforts. Often media placement decisions are made months in advance and the Company’s inability to accurately predict its consumers preferred method of communication may negatively impact the business and operating results.
Risks Related to Profitable Growth

The Company’s success depends, in part, on its ability to find desirable new locations at reasonable rental rates and close underperforming stores at or before the conclusion of their lease terms.
      Historically, the continued growth of the business has been highly dependent on opening and operating new stores at a reasonable profit. While management is currently executing a very disciplined growth strategy, the Company will continue to pursue new store locations. The ability to continue to open additional stores successfully will depend upon a number of factors, many of which are beyond the Company’s control, including identification and availability of suitable store locations; negotiation of favorable lease terms; securing required governmental permits and approvals; availability of construction materials and labor at reasonable prices; obtaining financing on acceptable terms; and general economic conditions.
      For a majority of the Company’s current store base, a large portion of a stores’ operating expense is its costs associated with leasing the location. Management actively monitors individual store performance to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics may adversely change and we may choose to close an underperforming store before its lease expires. If management chooses to close an existing store before its lease expiration, the Company could suffer operating losses until the lease term expires or until the lease arrangement has been restructured or the lease obligation has been settled.

Failure to attract and retain an effective management team or changes in the costs or availability of a suitable workforce to manage and support the Company’s stores and distribution facilities could adversely affect the business.
      The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and employees. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in our stores and distribution facilities, which could have an adverse effect on the business. Management will continue to assess the Company’s compensation structure in an effort to attract future qualified candidates or retain current experienced management team members.
      Occasionally the Company experiences union organizing activities in its non-unionized distribution facilities. These types of activities may result in work slowdowns or stoppages and higher labor costs. Any increase in costs associated with labor organization at our distribution facilities could result in higher costs to distribute inventory and could negatively impact merchandise margins.

Factors affecting the general strength of the economy, should they decline, could result in reduced consumer demand for the Company’s products.
      The Company’s successful execution relies on customer demand for its merchandise, which is affected by factors that are impacted by prevailing economic conditions. A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending which in turn could result in lower sales and unfavorable operating results. A prolonged economic downturn could have a material adverse effect on the business, and its financial condition and results of operations.

The Company operates in a highly competitive retail environment with companies offering similar merchandise to ours, and if customers are lost to our competitors, sales could decline.
      The Company’s retail locations, e-commerce web site and direct mail catalog business operate in the highly competitive specialty retail business competing with specialty sections of large department stores, home furnishing stores, small specialty stores, discount stores and catalog and Internet retailers. Management believes that in addition to competing for sales, it competes on the basis of pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company also believes its Pier 1 operations are competitive with other retailers due to brand awareness and name recognition, established vendor relationships and the extent and variety of the merchandise offered. The level of competition is not anticipated to decrease and if the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices which in turn could result in reduced merchandise margins and operating results.

Increases in certain operating costs that are not entirely controllable by the Company may have a significant impact on the Company’s profitability.
      The Company needs to manage its operating costs effectively and continue to look for opportunities to reduce these costs. Such costs include; rent, fuel and utility costs, delivery expenses, postage, advertising media and production costs (including the cost of paper and printing), and costs of obtaining commercial insurance.

The Company’s business is subject to seasonal variations, with a significant portion of its sales and earnings occurring during two months of the year.
      Approximately 25% of the Company’s sales generally occur during the November-December holiday selling season. Failure to predict consumer demand correctly during these months could result in lost sales or gross margin erosion if merchandise must be marked down to clear inventory.

The Company’s business may be harmed by adverse weather conditions and natural disasters.
      Extreme or undesirable weather can affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could adversely affect any of the Company’s retail locations, distribution centers, administrative facilities, ports, or locations of its suppliers domestically and in foreign countries.
Risks Associated with Dependence on Technology

The Company is heavily dependent on various kinds of technology in the operation of its business.
      Failure of any critical software applications, technology infrastructure, telecommunications, data communications, or networks could have a material adverse effect on the Company’s ability to manage the merchandise supply chain, sell products, accomplish payment functions or report financial data. Some business processes that are dependent on technology are outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, catalog and e-commerce fulfillment, insurance claims processing, processing and payment of payroll outside the United States, and record keeping for retirement plans. The Company makes a diligent effort to insure that all providers of outsourced services observe proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on the Company’s results of operations, liquidity, or ability to accomplish its financial and management reporting.

Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements may result in additional costs to the Company, including the costs of compliance as well as potential penalties for non-compliance.
      The Company operates in many local, state, and federal taxing jurisdictions, including foreign countries. In most of these jurisdictions the Company is required to collect state and local sales taxes at the point of sale and remit them to the appropriate taxing authority. The Company is also subject to income taxes, excise taxes, franchise taxes, and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a material impact on the Company’s profitability. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties or business interruptions.
      Local, state, and federal legislation also has a potential material effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental agencies in the course of operating its business because of its numerous locations, large number of employees, contact with consumers, granting of credit, and importation and exportation of product. Insuring compliance with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also cause additional costs in the form of penalties.
Risks Associated with International Trade

As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.
      The Company usually orders merchandise from four to twelve months in advance of delivery and generally pays for the merchandise at the time it is loaded for transport to designated United States destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports, could affect the Company’s ability to import merchandise from certain countries. Fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import products from certain countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with United States laws and Company standards, including quality standards, is more difficult than monitoring of domestic vendors.
      The United States government has the authority to enforce trade agreements, resolve trade disputes, and open foreign markets to United States goods and services. The United States government may also impose trade sanctions on foreign countries that are deemed to violate trade agreements or maintain laws or practices that are unjustifiable and restrict United States commerce. In these situations the United States government may increase duties on imports into the United States from one or more foreign countries. In this event, Pier 1 could be adversely affected by the imposition of trade sanctions.
      In addition, the United States maintains in effect a variety of additional international trade laws under which the Company’s ability to import may be affected from time to time, including, but not limited to, the antidumping law, the countervailing duty law, the safeguards law, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of that dispute.
      In particular, because the Company imports merchandise from countries around the world, the Company may be affected from time to time by antidumping petitions filed with the United States Commerce Department and International Trade Commission by United States producers of competing products alleging that foreign manufacturers are selling their own products at prices in the United States that are less than the prices that they charge in their home country market or in third country markets or at less than their cost of production. Such petitions, if successful, could significantly increase the United States import duties on those products. In that event, the Company might possibly decide to pay the increased duties, thereby possibly increasing the Company’s price to consumers. Alternatively, the Company might decide to source the product or a similar product from a different country not subject to increased duties or else discontinue the importation and sale of the product.
      In recent years, dispute resolution processes have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances these trade disputes can lead to the threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company may be required to seek similar products from other countries.
Risks Relating to Liquidity

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured credit facility which may impose certain financial covenants.
      The Company maintains a secured credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as occasionally to fund working capital requirements. Borrowings under the credit facility are subject to a borrowing base calculation consisting of a percentage of eligible inventory and third party credit card receivables. Substantial utilization of the availability under the borrowing base will result in various restrictions on the Company including: restricting the ability of the Company to repurchase its common stock or pay dividends, dominion over the Company’s cash accounts, and requiring compliance with a minimum fixed charge coverage ratio. While the Company does not anticipate the use of the facility for working capital purposes in the next twelve months, significant decreases in cash flow from operations and investing could result in the Company’s borrowing increased amounts under the credit facility to fund operational needs and potentially being subjected to these limitations.

Changes in the Company’s credit rating may result in a significant decrease in cash available for the Company’s use.
      The Company’s credit card securitization program, which is more fully described in the Notes to the Consolidated Financial Statements included in Item 8 of this report, requires that the Company maintain a minimum credit rating. Should the Company have its credit rating fall more than one notch, or have its rating withdrawn, the certificate holders (as described in the Notes to Consolidated Financial Statements set forth in Item 8 herein) would be entitled to retain funds collected on the outstanding credit card receivables until the certificate holders have been repaid amounts owed. To avoid such an event, the Company’s non-consolidated subsidiary would endeavor to amend the securitization agreement to lower the minimum acceptable credit rating or eliminate the rating requirement. In the past, the Company’s non-consolidated subsidiary has been able to amend its securitization agreement as needed; however, there are no assurances that future amendments will be obtainable. If such an event were not avoided, it could negatively impact the Company’s liquidity position as it would reduce the non-consolidated subsidiary’s funds available to purchase newly generated proprietary credit card receivables from the Company and could further result in defaults under other agreements, including the Company’s secured credit facility. A default under the secured credit facility that remains uncured or that was not waived by the lenders would cause severe limitations on the Company’s ability to issue letters of credit or borrow funds to cover operational needs, which would negatively impact the business.
Item 1B.     Unresolved Staff Comments.
      None.

Item 2.	Properties.
      In March 2002, the Company purchased land in Fort Worth, Texas for construction of its new headquarters and relocation of its corporate offices. The Company completed the construction and relocated to its new corporate headquarters building in August 2004. The facility contains approximately 460,000 square feet of office space, which is intended to accommodate the Company’s future growth. Total cost of the new headquarters, including land, was approximately $100 million, of which $34 million was spent in fiscal 2005, $53 million was spent in fiscal 2004, and $13 million was spent in fiscal 2003. The Company leases approximately 21,000 square feet of office space for its Pier 1 Kids subsidiary, also located in Fort Worth, Texas. The Company plans to transition Pier 1 Kids’ administrative offices to its corporate headquarters during fiscal 2007 upon or prior to expiration of that lease in September.
      The Company leases the majority of its retail stores, its warehouses and other office space. At February 25, 2006, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $979 million. The Company currently owns and leases distribution space of approximately five million square feet. The Company also acquires temporary distribution space from time to time through short-term leases.
      The following table sets forth the distribution of Pier 1’s North American stores by state and province as of February 25, 2006:
United States (company-operated)

Alabama	18
Alaska	1
Arizona	24
Arkansas	8
California	116
Colorado	29
Connecticut	21
Delaware	4
Florida	77
Georgia	36
Hawaii	3
Idaho	6
Illinois	48
Indiana	22
Iowa	9
Kansas	9
Kentucky	11
Louisiana	16
Maine	1
Maryland	25
Massachusetts	29
Michigan	41
Minnesota	20
Mississippi	8
Missouri	23
Montana	6
Nebraska	6
Nevada	9
New Hampshire	6
New Jersey	34
New Mexico	5
New York	47
North Carolina	39
North Dakota	4
Ohio	40
Oklahoma	7
Oregon	13
Pennsylvania	42
Rhode Island	4
South Carolina	19
South Dakota	2
Tennessee	23
Texas	86
Utah	13
Virginia	37
Washington	26
West Virginia	5
Wisconsin	21
Wyoming	1

United States (franchised)

Arizona	1
Kentucky	1
Nevada	1
New Hampshire	1
Texas	1
Canada (company-operated)

Alberta	11
British Columbia	13
Manitoba	2
New Brunswick	2
Newfoundland	1
Nova Scotia	1
Ontario	36
Quebec	15
Saskatchewan	2
      At the end of fiscal 2006, Pier 1 Kids had fifteen stores in Florida, nine stores in North Carolina, eight stores in Texas, three stores in Georgia, three stores in Virginia, two stores in Maryland, one store in Alabama, one store in Delaware and one store in New Jersey.
      As of February 25, 2006, the Company owned or leased the following warehouse properties in or near the following cities:

Owned/Leased
Location	Approx. Sq. Ft.	Facility

Pier 1
Baltimore, Maryland	981,000 sq. ft.	Leased
Chicago, Illinois	514,000 sq. ft.	Owned
Columbus, Ohio	527,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Fort Worth, Texas	315,000 sq. ft.	Leased
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased
Pier 1 Kids
Fort Worth, Texas	373,000 sq. ft.	Leased
      In support of its long-range growth plans, the Company began expanding its distribution facilities in fiscal 2006. A new distribution facility was constructed under a build-to-suit arrangement and the resulting lease qualified for operating lease treatment. This facility is located near Tacoma, Washington and began operations in March 2006. The Company is currently utilizing approximately 451,000 square feet in the facility which is expandable to 692,000 square feet. During fiscal 2007, the Company plans to transition Pier 1 Kids distribution facilities from Fort Worth to Savannah, closer to its store base, upon expiration of the lease on that facility.

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
      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s 2006 fiscal year.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”). As of April 24, 2006, there were approximately 9,600 shareholders of record of the Company’s common stock.
      The following tables show the high and low closing sale prices on the NYSE, as reported in the consolidated transaction reporting system, and the dividends paid per share, for each quarter of fiscal 2006 and 2005.

	Market Price
			Cash Dividends
Fiscal 2006	High	Low	per Share

First quarter	$19.42	$14.35	$.10
Second quarter	16.79	12.90	.10
Third quarter	13.37	9.96	.10
Fourth quarter	13.36	8.56	.10
Fiscal 2005

First quarter	$25.00	$18.30	$.10
Second quarter	18.80	15.43	.10
Third quarter	19.74	17.10	.10
Fourth quarter	19.78	17.61	.10
      Information required with respect to equity compensation plan information can be found in Item 11 of this report.
      In June 2004, the Company’s Board of Directors authorized up to $150 million for purchases of common stock, replacing the previous authorization. During fiscal 2006, the Company repurchased 250,000 shares of its outstanding common stock. As of April 24, 2006, approximately $107.4 million of the authorization remains available. Future repurchases of common stock may be made in open market or private transactions from time to time depending on prevailing market conditions, the Company’s available cash and the Company’s consideration of any loan agreement restrictions and its corporate credit ratings.
      There were no purchases of common stock of the Company made during the three months ended February 25, 2006, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934.
      The Company is not required to comply with financial covenants under its new secured credit facility unless the availability under such agreement is less than $32.5 million. The Company had no cash borrowings outstanding under its credit facility, and the Company was in compliance with all material debt covenants at fiscal 2006 year-end. The Company was granted a waiver by the lenders subsequent to year-end in connection with the restatement of the Company’s consolidated statements of cash flows for fiscal 2005 and 2004. During fiscal 2006, the Company paid cash dividends totaling approximately $34.7 million, or $0.40 per share. In March 2006, the Company declared a cash dividend of $0.10 per share payable on May 17, 2006, to shareholders of record on May 3, 2006. The Company may continue to pay cash dividends and repurchase its common stock in fiscal 2007, but expects to retain most of its future earnings for support and expansion of the Company’s business. The Company’s dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors. Dividend payments are not restricted by the new secured credit facility unless the availability under the credit facility is less than 30% of the Company’s borrowing base calculation. Such borrowing base calculation consists of a percentage of eligible inventory and third party credit card receivables and varies according to the levels of the underlying collateral.

Item 6.	Selected Financial Data.
FINANCIAL SUMMARY

	Year Ended

	2006	2005	2004	2003	2002

	($ in millions except per share amounts)
SUMMARY OF OPERATIONS*:
Net sales	$1,776.7	1,825.3	1,806.1	1,703.4	1,505.1
Gross profit	$601.7	703.6	760.9	736.4	636.9
Selling, general and administrative expenses	$588.3	549.6	526.1	487.0	435.7
Depreciation and amortization	$56.2	55.8	48.9	44.7	41.2
Operating income (loss)	$(42.8)	98.2	186.0	204.8	160.0
Nonoperating (income) and expenses, net	$(0.9)	(0.9)	(1.0)	(0.6)	(0.1)
Income (loss) from continuing operations before income taxes	$(41.9)	99.1	187.0	205.6	160.1
Income (loss) from continuing operations, net of tax	$(27.5)	62.8	117.7	129.6	101.3
Income (loss) from discontinued operations, net of tax	$(12.3)	(2.3)	0.3	(0.3)	(1.1)
Net income (loss)	$(39.8)	60.5	118.0	129.4	100.2
PER SHARE AMOUNTS:
Basic earnings (loss) from continuing operations	$(.32)	.72	1.32	1.40	1.07
Diluted earnings (loss) from continuing operations	$(.32)	.71	1.29	1.36	1.05
Basic earnings (loss) from discontinued operations	$(.14)	(.03)	.00	(.00)	(.01)
Diluted earnings (loss) from discontinued operations	$(.14)	(.03)	.00	(.00)	(.01)
Basic earnings (loss) consolidated	$(.46)	.69	1.32	1.39	1.06
Diluted earnings (loss) consolidated	$(.46)	.68	1.29	1.36	1.04
Cash dividends declared	$.40	.40	.30	.21	.16
Shareholders’ equity	$6.81	7.63	7.66	6.93	6.20
OTHER FINANCIAL DATA:
Working capital	$486.1	387.4	433.0	432.3	408.6
Current ratio	2.7	2.3	2.5	2.8	3.0
Total assets	$1,169.9	1,075.7	1,052.2	972.7	867.3
Long-term debt	$184.0	19.0	19.0	25.0	25.4
Shareholders’ equity	$590.0	664.4	683.6	643.9	585.7
Weighted average diluted shares outstanding (millions)	86.6	88.8	91.6	95.3	96.2
Effective tax rate	34.5%	36.7	37.1	37.0	36.7
Return on average shareholders’ equity	(4.4%)	9.3	17.7	21.1	18.1
Return on average total assets	(2.4%)	5.9	11.6	14.1	12.6
Pre-tax return on sales	(2.4%)	5.4	10.4	12.1	10.6

*	Amounts are from continuing operations unless otherwise specified.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT OVERVIEW
Introduction
      Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company imports merchandise directly from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. During fiscal year 2006, the Company opened 86 new stores and closed 40 stores, increasing retail square footage 3.6% over the prior year. The Company operates stores in the United States and Canada under the names “Pier 1 Imports” (“Pier 1”), and “Pier 1 Kids.” Pier 1 Kids stores sell children’s home furnishings and decorative accessories. In the United Kingdom and Ireland, retail locations have operated under the name “The Pier.” As of February 25, 2006, the Company operated 1,304 stores in the United States, Canada, Puerto Rico, the United Kingdom, Ireland and Mexico.
      During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier stores and concessions located in the United Kingdom and Ireland. The Company met the criteria of Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that allowed it to classify The Pier as held for sale and present its results of operations as discontinued at year-end, with prior periods reclassified accordingly. On March 20, 2006, the Company sold The Pier to Palli Limited for approximately $15.0 million. Palli Limited is a wholly owned subsidiary of Lagerinn ehf, an Iceland corporation owned by Jakup a Dul Jacobsen. According to Mr. Jacobsen’s Schedule 13D filing, collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock on March 20, 2006.
      The following discussion and analysis of financial condition, results of operations, liquidity and capital resources relates to continuing operations, unless otherwise stated, and should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto which can be found in Item 8 of this report.
Overview of Business
      Net sales from continuing operations decreased 2.7% to $1,776.7 million in fiscal 2006 compared to $1,825.3 million in fiscal 2005, and comparable store sales declined 7.1%. The Company’s net loss from continuing operations was $27.5 million during fiscal 2006, or $0.32 per share compared with diluted earnings per share of $0.71 for the prior fiscal year. The Company ended the year with $246.1 million in cash and cash equivalents. Throughout the year, the Company continued to pay cash dividends to shareholders.

      The Company’s key financial and operational metrics used by management to evaluate the performance of the business include the following (trends for these metrics are explained in the comparative sections of this section):

Key Performance Metrics	2006	2005	2004

Continuing operations:
Total sales growth	(2.7)%	1.1%	6.0%
Comparable stores sales growth	(7.1)%	(6.1)%	(2.6)%
Sales per average retail square foot	$189	$205	$222
Merchandise margins as a % of sales	50.2%	53.1%	55.3%
Gross profit as a % of sales	33.9%	38.5%	42.1%
Selling, general and administrative expenses as a % of sales	33.1%	30.1%	29.1%
Operating income (loss) from continuing operations as a % of sales	(2.4)%	5.4%	10.3%
Income (loss) from continuing operations as a % of sales	(1.5)%	3.4%	6.5%
Diluted earnings (loss) per share from continuing operations	$(0.32)	$0.71	$1.29
Inventory per retail square foot	$38.88	$39.78	$42.17
Total retail square footage (in thousands)	9,491	9,194	8,548
Total retail square footage growth	3.2%	7.5%	10.3%
      Stores included in the comparable store sales calculation are those stores that were opened prior to the beginning of the preceding fiscal year and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Stores that are expanded or renovated are excluded from the comparable store sales calculation during the period they are closed for such remodeling. When these stores re-open for business, they are included in the comparable store sales calculation in the first full month after the re-opening if there is no significant change in store size. If there is a significant change in store size, the store continues to be excluded from the calculation until it meets the Company’s established definition of a comparable store. Sales over the Internet (which includes direct sales from catalog) are also included.
      Throughout fiscal 2006, the Company continued to struggle with declining sales performance. Challenged with how to increase customer traffic and differentiate itself from the growing competition, the Company implemented several key initiatives. To regain its position as a unique specialty retailer, the Company is focusing on merchandising and marketing strategies as well as prudent management of the business through cost reductions and other restructuring plans throughout the organization.
      Through market research and customer feedback, the Company determined that the stores needed an updated look; complete with new merchandise lines and a redesigned store format. Market research showed that customers are looking for a “less is more” style of home furnishings, with more efficient and convenient shopping options. As a result, the Company has introduced a new line of merchandise with more contemporary designs, updated color palettes and a modern look. In addition to shelf displays, customers entering Pier 1 stores will now find merchandise arrangements designed to fit into particular areas of the home such as the living room, dining room, bedroom or patio. The new merchandise is displayed in a manner that allows the customers to imagine what it would look like in their own homes, as well as showing them how to incorporate different accessories into their living areas. This simplified, less cluttered visual presentation was partially achieved by reducing the total number of SKUs at the stores. In addition, the Company recently implemented a new rapid replenishment process in its stores where more merchandise is now held at the distribution centers rather than in stores and is restocked as merchandise sells. This new process has removed at least a week from the restocking time in stores and helped to maintain the clean, contemporary look of the stores. Also, during the fourth quarter the Company doubled its number of outlet stores to help with the flow of merchandise and to keep the stores from appearing cluttered as the Company transitions merchandise throughout the year.
      In addition to the new merchandise initiatives, the Company has implemented new marketing strategies including new television advertisements, catalog mailings, magazine advertisements, and direct mail and Internet marketing. The Company has returned to television advertising after discontinuing this form of advertising in the latter half of fiscal 2005 and has discontinued the use of newspaper inserts for now.
      The Company began test marketing its catalog through limited mailings late in fiscal 2005 and again in early fiscal 2006 and decided to expand the mailings of catalogs with two nation-wide distributions during the fall and holiday season of fiscal 2006. Customer response was positive and the Company has decided to continue to expand this form of marketing and discontinue the use of newspaper inserts. The catalog offers an opportunity to show product to its best advantage, to suggest its use in home settings and to demonstrate the value proposition. In March 2006, the Company circulated ten million copies of the spring catalog. In April, the Company circulated a late spring edition of the catalog and will follow it with a summer catalog in May. In all, the Company plans to distribute nine direct mail catalogs throughout fiscal 2007. The Company’s management feels that the catalogs will play an increasingly important role in the overall marketing plan as well as provide the Company with future business opportunities. Almost all items available through catalogs and Internet shopping are also available in stores.
      In an effort to reduce costs and focus on the core business, the Company has made several key changes throughout the year, as follows:

The Company’s management reviewed and identified key areas of the Company where cost reduction and cost restructuring would be beneficial. As a result, the Company made the decision to integrate Pier 1 Kids operations within Pier 1 more fully by moving its administrative functions to Pier 1’s corporate headquarters and utilizing the Savannah distribution center for distribution to Pier 1 Kids stores. In addition, the Company centralized the field administration function, reduced the number of regions and districts and eliminated associated support functions, and reduced the staffing of the real estate function. Also, overall information technology spending was reduced where practical and a number of corporate administrative positions were eliminated.

During the fourth quarter of fiscal 2006, the Company’s management began a comprehensive evaluation of its real estate portfolio of Pier 1 and Pier 1 Kids stores. As a result of this evaluation, the Company’s management decided to close 38 stores in fiscal 2006, compared to the original plan to close 27, and expects to close 35 in fiscal 2007. The increase in closures is an effort to focus on the stores in the higher performing markets and not continue to invest resources in marginal or underperforming stores.

Lastly, management decided to sell The Pier stores located in the United Kingdom and Ireland. Managing operations in distant locations was a management distraction, and the Company has chosen to focus on operations in North America. Additionally, the stores opened in North America have historically provided a higher return on investment than those opened in the United Kingdom, and the Company determined that it would be a better use of its capital to focus its expansion efforts in North America.
      Despite a difficult year, the Company’s management continues to focus on managing inventory levels and controlling operating expenses prudently. The Company plans to continue to monitor customer preferences as they shift each season, and to adjust the Company’s marketing and merchandising strategies to meet the needs of its customers. Customers have responded favorably to the new merchandising and marketing strategies and management believes that the steps it is taking will help to increase customer traffic and sales.

FISCAL YEARS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005
     Net Sales
      Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during fiscal years 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Pier 1 Imports stores	$1,720,899	$1,782,351	$1,771,644
Pier 1 Kids stores	34,251	25,705	19,320
Internet (including direct sales from catalog)	14,129	9,793	8,635
Other(1)	7,422	7,494	6,493

Net sales	$1,776,701	$1,825,343	$1,806,092

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Pier 1 Kids’ contract sales. As of August 2003, Pier 1 Kids discontinued sales of merchandise under wholesale contracts.
      Net sales during fiscal 2006 were $1,776.7 million, a decrease of $48.6 million, or 2.7%, from $1,825.3 million for the prior fiscal year. The decrease in sales for the fiscal year was comprised of the following components (in thousands):

2006

New stores opened during fiscal 2006	$45,734
Stores opened during fiscal 2005	58,975
Comparable stores	(114,771)
Closed stores and other	(38,580)

Net decrease in sales	$(48,642)

      Comparable store sales for fiscal 2006 decreased 7.1% primarily as a result of decreased store traffic and increased competition from other retailers. Throughout the year, the Company has struggled to maintain and increase customer traffic, which the Company believes was the result of its inability to differentiate its merchandise from competitors through its marketing campaign. In an effort to encourage customers to return to the stores, the Company distributed its first two nation-wide catalogs. The first catalog was mailed in the fall and the second in the holiday season. The Company’s net sales from Canada were subject to fluctuations in currency conversion rates. These fluctuations had an immaterial favorable impact on both total net sales and comparable store sales calculations in fiscal 2006 compared to fiscal 2005.
      The Company opened 65 and closed 32 North American Pier 1 stores during fiscal 2006, bringing the Pier 1 store count to 1,183 at year end, compared to 1,150 last year. The Company also opened four and closed six Pier 1 Kids stores and opened one store and one “store within a store” in Mexico. Including all worldwide locations the Company’s store count for continuing operations totaled 1,259 at the end of fiscal 2006, which represents an increase of 3.2% in total retail square footage compared to the end of last fiscal year. During fiscal 2007, the Company expects to open 40 new Pier 1 stores and close approximately 30 stores, close five Pier 1 Kids stores and open five stores in Mexico and two in Puerto Rico. A summary reconciliation of the Company’s stores open at the beginning of fiscal 2006, 2005 and 2004 to the number open at the end of each period follows (openings and closings include relocated stores):

	Pier 1 North			Continuing	Discontinued
	American	International(1)	Pier 1 Kids	Operations	Operations(2)	Total

Open at March 1, 2003	1,000	24	25	1,049	25	1,074
Openings	120	3	22	145	4	149
Closings	(37)	—	(7)	(44)	—	(44)

Open at February 28, 2004	1,083	27	40	1,150	29	1,179
Openings	104	4	10	118	3	121
Closings	(37)	—	(5)	(42)	—	(42)

Open at February 26, 2005	1,150	31	45	1,226	32	1,258
Openings	65	2	4	71	15	86
Closings	(32)	—	(6)	(38)	(2)	(40)

Open at February 25, 2006	1,183	33	43	1,259	45	1,304

(1)	International stores were located in Puerto Rico and Mexico.

(2)	Discontinued operations relate to The Pier (fiscal 2006 openings included 12 “store within a store” formats.)
      The Company’s proprietary credit card generated net sales of $422.5 million, a decrease of $38.7 million or 8.4% from last year’s proprietary credit card sales of $461.2 million. Sales on the proprietary credit card totaled 25.7% of United States store sales compared to 27.1% last year. Average ticket on the Company’s proprietary credit card increased to $163 during fiscal 2006 from $159 during fiscal 2005. At the end of the second quarter of fiscal 2006, in an effort to stimulate sales on the proprietary credit card, the Company began offering a 12-month, no interest promotion on larger purchases as well as supporting special incentives for store associates to encourage customers to open new credit card accounts. While the proprietary credit card generates modest income, it primarily serves as a tool for marketing and communication to the Company’s most loyal customers.
Gross Profit
      Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 33.9% in fiscal 2006 compared to 38.5% a year ago. Merchandise margins, as a percentage of sales, declined from 53.1% in fiscal 2005 to 50.2% in fiscal 2006, a decrease of 290 basis points. The decline in merchandise margin rates resulted primarily from the Company’s continued use of promotional discounts and clearance markdowns in an effort to stimulate sales as well as make way for new and unique merchandise lines. Store occupancy costs during fiscal 2006 were $290.4 million or 16.3% of sales, an increase of $24.1 million and 170 basis points over store occupancy costs of $266.3 million or 14.6% of sales during fiscal 2005. This increase was primarily due to an inability to leverage relatively fixed rental costs over a lower sales base.
Operating Expenses, Depreciation and Income Taxes
      Selling, general and administrative expenses, including marketing, comprised 33.1% of sales in fiscal 2006, an increase of 300 basis points over last year’s 30.1% of sales. In total dollars, selling, general and administrative expenses increased $38.6 million in fiscal 2006 over fiscal 2005, with $34.1 million of the increase attributable to expenses that normally vary with sales and number of new stores, such as marketing, store payroll, supplies, and equipment rental. These variable expenses increased 250 basis points as a percentage of sales for fiscal 2006 compared to fiscal 2005. Despite the negative comparable store sales for the year, the Company intentionally did not decrease store payroll hours in an effort to maintain minimum staffing levels and continue to provide good customer service. In addition, the Company was unable to leverage certain fixed portions of store payroll costs over the lower sales base. In an effort to increase customer traffic to its stores, marketing expenditures during fiscal 2006 were planned to increase over fiscal 2005 and were up $16.0 million to 5.8% of sales, an increase over fiscal 2005 of 105 basis points expressed as a percentage of sales. The Company had discontinued its television advertising campaign last year when viewed by management as ineffective at increasing customer traffic and driving sales. From October 2004 through February 2005, the Company had no television advertising. During fiscal 2006, the Company re-launched a national television advertising campaign and distributed two nation-wide catalogs while discontinuing its newspaper insert programs. The Company continually reassesses its advertising campaign’s effectiveness and revises its plans based upon customer research and feedback. Store supplies and equipment rental increased $2.6 million and 20 basis points as a percentage of sales.
      Relatively fixed selling, general and administrative expenses increased $4.6 million in fiscal 2006, or 50 basis points as a percentage of sales over last year. Other occupancy expenses (excluding store and distribution center occupancy expenses) increased $4.9 million or 30 basis points, primarily as a result of impairment charges of $5.8 million recognized on long-lived store-level assets, which related largely to the approximate 35 stores expected to close in fiscal 2007, compared to impairment charges in fiscal 2005 of $0.4 million. In addition, the Company had a $1.0 million write-off of the remaining balance of fixed assets and intangibles associated with early store closures in the current fiscal year. These non-cash charges were partially offset by a $2.3 million savings in home office rental expense as the corporate headquarters were rented for a portion of fiscal 2005 but were owned for all of fiscal 2006. Lease accounting adjustments decreased $6.6 million or 40 basis points as a percentage of sales from the prior year, primarily as a result of a cumulative correction of $6.3 million recognized in the prior year related to pre-opening store rental expense for leases entered into in years prior to fiscal 2005. The Company’s lease termination expense increased $1.8 million or 10 basis points as a percentage of sales, primarily as a result of closing stores this year with longer remaining lease terms than those of the stores closed in the prior year. Typically, the Company closes stores upon lease expiration; however, due to the Company’s thorough re-evaluation of individual store performance, more stores were closed prior to the lease expiration in an effort to improve the Company’s overall real estate portfolio. Net proprietary credit card income increased $4.0 million to $7.2 million, representing a 20 basis point decrease in relatively fixed selling, general and administrative expenses as a percentage of sales. This increase in income was primarily the result of increased finance charge income, a decrease in processing charges and a decrease in bad debt expense. The increase in finance charge income was primarily a result of a modest increase in late payment fees and a reduction of the number of days in the grace period before interest charges are imposed. Non-store payroll increased $8.9 million or 60 basis points as a percentage of sales for the year primarily as a result of a $4.6 million increase in officers’ retirement as well as planned payroll increases related to annual merit increases and long-term incentives. An additional $0.7 million of severance costs related to field and home-office restructurings also contributed to the increase in non-store payroll. All other relatively fixed selling, general and administrative expenses decreased $0.4 million and increased 10 basis points as a percentage of sales.
      Depreciation and amortization for fiscal 2006 was $56.2 million, representing an increase of approximately $0.5 million over last year’s depreciation and amortization expense of $55.8 million. This increase was primarily the result of an increase in net new store openings, depreciation on software applications that were launched subsequent to the end of fiscal 2005 and a full year of depreciation on the Company’s corporate headquarters in the current year versus a partial year last year. These increases were partially offset by a slight reduction in depreciation expense for certain assets that were fully depreciated during the year.
      In fiscal 2006, the Company had an operating loss of $42.8 million, a decline of $141.1 million from the prior years’ operating income of $98.2 million.
      The Company’s effective tax rate was 34.5% of pretax income (loss) from continuing operations, compared to 36.7% in fiscal 2005 and 29.9% of pretax loss from discontinued operations. The decrease in the Company’s effective tax rate from continuing operations was primarily the result of state tax liabilities.

Net Loss
      Net loss from continuing operations in fiscal 2006 was $27.5 million or $0.32 per share, a decrease of $90.2 million as compared to fiscal 2005’s net income from continuing operations of $62.8 million, or $0.71 per share on a diluted basis.
      Net losses from discontinued operations were $12.3 million or $0.14 per share in fiscal 2006 and $2.3 million or $0.03 per share in fiscal 2005. The pre-tax loss of $17.6 million was the result of The Pier’s loss from operations of $10.1 million and a $7.4 million impairment charge to write the assets down to fair value less reasonable costs to sell. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.
      Total net loss in fiscal 2006 was $39.8 million, or $0.46 per share, a decrease in earnings of $100.3 million as compared to fiscal 2005’s net income of $60.5 million, or $0.68 per share on a diluted basis.

FISCAL YEARS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004
     Net Sales
      Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during fiscal years 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Pier 1 Imports stores	$1,782,351	$1,771,644	$1,677,050
Pier 1 Kids stores	25,705	19,320	12,199
Internet	9,793	8,635	6,380
Other(1)	7,494	6,493	7,768

Net sales	$1,825,343	$1,806,092	$1,703,397

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears de Mexico S.A., and Pier 1 Kids’ contract sales. Also included in amounts from fiscal 2003 were Pier 1 Kids’ dealer sales, which were discontinued in fiscal 2003. As of August 2003, Pier 1 Kids discontinued sales of merchandise under wholesale contracts.
      During fiscal 2005, the Company recorded net sales of $1,825.3 million, an increase of $19.3 million or 1.1%, over net sales of $1,806.1 million for fiscal year 2004. Incremental sales growth for fiscal 2005 was comprised of the following components (in thousands):

2005

New stores opened during fiscal 2005	$89,044
Stores opened during fiscal 2004	86,050
Comparable stores	(96,322)
Closed stores and other	(59,521)

Net incremental sales	$19,251

      Comparable store sales for fiscal 2005 decreased 6.1%. The Company believed that comparable store sales suffered as a result of a challenging retail environment with weakened discretionary spending among its target consumer group and increased competition from discount retailers. In addition to these external factors, the Company recognized the weak sales performance in fiscal 2005 was also attributable to an ineffective marketing campaign, merchandise assortment that lacked uniqueness and value, and stores that had become cluttered and difficult to shop. As a result of the above factors, the Company experienced decreased customer traffic and conversion rates (transactions divided by traffic counts.) Management began to address these issues mid-way through fiscal 2005 by conducting a complete reassessment of the business and began to initiate strategic initiatives to focus on marketing, merchandising and store operations. The Company’s net sales from Canada were subject to fluctuations in currency conversion rates. These fluctuations had an immaterial favorable impact on both total net sales and comparable store sales calculations during fiscal 2005.
      Total net sales growth benefited from new store openings during fiscal 2005. The Company opened 104 and closed or relocated 37 North American Pier 1 stores during fiscal 2005, bringing the Pier 1 store count to 1,150 at year-end compared to 1,083 for fiscal 2004. The Company also opened 10 and closed five Pier 1 Kids stores and opened four locations with a “store within a store” format in Sears Roebuck de Mexico S.A. de C.V. Including all worldwide locations, the Company’s store count for continuing operations totaled 1,226 at the end of fiscal 2005, which represented an increase of approximately 7.5% in total retail square footage compared to the end of fiscal 2004. A summary reconciliation of the Company’s stores open at the beginning of fiscal 2005, 2004 and 2003 to the number open at the end of each period follows (openings and closings include relocated stores):

	Pier 1 North			Continuing	Discontinued
	American	International(1)	Pier 1 Kids	Operations	Operations(2)	Total

Open at March 2, 2002	910	23	18	951	23	974
Openings	114	1	8	123	2	125
Closings	(24)	—	(1)	(25)	—	(25)

Open at March 1, 2003	1,000	24	25	1,049	25	1,074
Openings	120	3	22	145	4	149
Closings	(37)	—	(7)	(44)	—	(44)

Open at February 28, 2004	1,083	27	40	1,150	29	1,179
Openings	104	4	10	118	3	121
Closings	(37)	—	(5)	(42)	—	(42)

Open at February 26, 2005	1,150	31	45	1,226	32	1,258

(1)	International stores were located in Puerto Rico and Mexico.

(2)	Discontinued operations relate to The Pier.
      The Company’s proprietary credit card generated net sales of $461.2 million for fiscal 2005, an increase of $24.4 million or 5.6% over fiscal 2004 proprietary credit card sales of $436.8 million. Sales on the proprietary credit card were 27.1% for fiscal 2005 of United States store sales compared to 25.9% for fiscal 2004. Average ticket on the Company’s proprietary credit card increased slightly to $159 during fiscal 2005 from $158 during fiscal 2004. The Company continued to try to increase total sales on its proprietary credit card by developing customer loyalty through marketing promotions targeted to cardholders, including deferred payment options on larger purchases. Although the proprietary credit card generated modest income, it primarily served as a tool for marketing and communication to the Company’s most loyal customers.
Gross Profit
      Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 38.5% during fiscal 2005, a decrease of 360 basis points compared to 42.1% in fiscal 2004. Merchandise margins as a percentage of sales declined 220 basis points from 55.3% in fiscal 2004 to 53.1% in fiscal 2005. Decreased merchandise margins were primarily the result of additional promotional discounts offered to customers in an attempt to stimulate sales. The Company also offered increased promotional discounts to reduce inventory levels in connection with planned efforts to reduce overall SKU counts and eliminate merchandise items that had been in the sales mix longer than a year. Store occupancy costs during fiscal

2005 increased 150 basis points to 14.6% of sales over 13.1% in fiscal 2004, primarily as a result of relatively fixed rental costs on a lower sales base and from an increase in the percentage of sales derived from newer and slightly larger stores for which occupancy costs as a percentage of sales tend to be higher until the stores reach maturity.
Operating Expenses, Depreciation and Income Taxes
      As a percentage of sales, selling, general and administrative expenses, including marketing, increased 100 basis points to 30.1% during fiscal 2005 over 29.1% of sales during fiscal 2004. In total dollars, selling, general and administrative expenses increased $23.6 million in fiscal 2005 over fiscal 2004. During the fourth quarter of fiscal 2005, the Company revised its accounting practices for operating leases and leasehold improvements to reflect guidance expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005. As a result, the Company recorded a pre-tax charge of $7.5 million (“lease accounting charge”) to selling, general and administrative expenses for rent expense attributable to time periods prior to the opening of certain stores. Under this revision, these periods were deemed to constitute a free rent period that was considered in the straight-line rent expense calculation. Related rent should be charged to the income statement during the free rent period. This lease accounting charge included $1.2 million related to leases entered into in fiscal 2005 and a cumulative charge of $6.3 million for leases entered into in years prior to fiscal 2005, which was not material to the consolidated financial statements for any previously reported fiscal year. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s lease accounting policies.
      Expenses that normally increase proportionately with sales and number of stores, such as marketing, store payroll, supplies and equipment rental, increased $17.6 million and 80 basis points during fiscal 2005 as a percentage of sales over fiscal 2004. Store payroll including bonus increased $17.1 million and 80 basis points as a percentage of sales as comparable store sales were insufficient to leverage store payroll costs arising from the need to maintain sufficient staffing levels to continue to provide an appropriate level of customer service, while transitioning inventories and changing store visual presentations. The Company’s decision to discontinue television advertising and terminate its relationship with its previous agency reduced marketing expenses as a percentage of sales for the latter half of fiscal 2005, almost entirely offsetting higher expense as a percentage of sales through the second quarter of fiscal 2005. Compared to fiscal 2004, marketing expenses during fiscal 2005 decreased $0.3 million and less than 10 basis points as a percentage of sales and represented 4.8% of sales for fiscal 2005 compared to 4.9% of sales for fiscal 2004. Other variable expenses, including supplies and equipment rental, increased $0.8 million and were flat as a percentage of sales.
      Relatively fixed selling, general and administrative expenses during fiscal 2005 increased $6.0 million, or 25 basis points as a percentage of sales over fiscal 2004. The $6.3 million cumulative impact of the lease accounting charge discussed above increased these expenses by 35 basis points as a percentage of sales. The fiscal 2005 effect of the lease accounting charge was $1.2 million, increasing relatively fixed selling, general and administrative expenses by 10 basis points as a percentage of sales. Home office payroll increased $4.6 million or 20 basis points as a percentage of sales, primarily as a result of annual merit increases and increases in the Company’s expense related to retirement plans for officers and other employees. Partially offsetting these increases was a decrease of $3.6 million or 20 basis points in settlements and bad debts primarily as a result of a non-recurring settlement in fiscal 2004 of a class action lawsuit regarding compensation matters for which the Company recorded a $2.6 million charge. All other relatively fixed selling, general and administrative expenses decreased $2.5 million or approximately 20 basis points as a percentage of sales.
      Depreciation and amortization for fiscal 2005 was $55.8 million, representing an increase of $6.9 million over fiscal 2004 depreciation and amortization expense of $48.9 million. This increase was primarily the result of net new store openings, depreciation on software applications that were launched subsequent to the end of fiscal 2004, and depreciation on the new corporate headquarters that began in

August 2004. These increases were partially offset by a reduction in depreciation expense for certain assets that were fully depreciated during fiscal 2005.
      In fiscal 2005, operating income declined to $98.2 million or 5.4% of sales from $186.0 million or 10.3% of sales in fiscal 2004, a decrease of 47.2% or $87.7 million.
      The Company’s effective tax rate for fiscal 2005 was 36.7% of income from continuing operations, a decrease from the fiscal 2004 effective tax rate of 37.1%.
Net Income
      Net income from continuing operations in fiscal 2005 was $62.8 million or $0.71 per share on a diluted basis, a decrease of $54.9 million as compared to fiscal 2004’s net income from continuing operations of $117.7 million, or $1.29 per share on a diluted basis.
      Net loss from discontinued operations was $2.3 million or $0.03 per share, a decrease of $2.6 million as compared to fiscal 2004’s net income from discontinued operations of $0.3 million or $0.00 per share on a diluted basis.
      Total net income in fiscal 2005 was $60.5 million, or $0.68 per share on a diluted basis, a decrease of $57.5 million or 48.8% as compared to fiscal 2004’s net income of $118.0 million, or $1.29 per share on a diluted basis. Net income decreased to 3.3% of sales in fiscal 2005 from 6.5% of sales in fiscal 2004.
LIQUIDITY AND CAPITAL RESOURCES
      For the purposes of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results. The Company’s cash and cash equivalents including those from discontinued operations totaled $253.2 million at the end of fiscal 2006, an increase of $64.1 million over the fiscal 2005 year-end balance of $189.1 million. Operating activities used $64.3 million of cash primarily due to the exchange of proprietary credit card receivables for retained interests in securitized receivables which are non-monetary transactions in the operating section of the consolidated statements of cash flows. This exchange resulted in a decrease in cash provided by operating activities of $74.6 million. Income tax receivable increased to $18.0 million as a result of recording a federal income tax benefit related to the Company’s net loss for the year and federal refund claims previously made. In addition, the Company’s income tax payable (primarily related to state taxes and foreign taxes) decreased, using $7.0 million during the year. Write-downs of assets held for sale related to the sale of The Pier resulted in a non-cash charge of $7.4 million. Losses on impairment of fixed assets, also non-cash charges, were $6.0 million, primarily attributable to the decision made by management to accelerate the closing of certain stores with weaker sales.
      During fiscal 2006, investing activities by the Company provided a net $10.4 million. Capital expenditures were $51.0 million and consisted primarily of $31.5 million for fixtures and leasehold improvements related to new and existing stores for Pier 1, The Pier, and Pier 1 Kids, $15.8 million for information systems enhancements, and $3.5 million in expenditures for the Company’s distribution centers and infrastructure. The Company received $1.4 million from the disposition of properties, primarily from the sale of one Company-owned store. Fiscal 2007 capital expenditures are projected to be approximately $40 million.
      A contribution of $3.5 million was made during fiscal 2006 to the consolidated trust that was established for the purpose of setting aside funds to be used to settle pension obligations upon the retirement or death of certain of the Company’s executive officers. The assets held by the trust are classified as restricted investments. The Company sold $3.2 million of these restricted investments to settle pension obligations during fiscal 2006. At year end, the trust had a balance of $22.4 million that may be used to pay future benefit payments. Future contributions to the trust may be made in the form of cash or other assets such as Company-owned life insurance policies. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the restricted assets and pension obligations.

      During fiscal 2006, the Company’s collection of principal on beneficial interests in securitized receivables was $60.2 million. The Company’s beneficial interest in securitized receivables increased $14.3 million to $50.0 million from $35.7 million at the end of fiscal 2005. This increase resulted primarily from an increase in the total proprietary credit card receivables portfolio of $12.9 million from $134.3 million at fiscal 2005 year-end to $147.3 million at February 25, 2006. In addition to the increase in receivables was a $1.4 million increase in cash held at the Master Trust at year-end over last year. The Company continued to have $100 million of these beneficial interests held by outside parties, and all proprietary credit card receivables were securitized throughout fiscal 2006 and fiscal 2005. In prior years, the Company had classified the net change in its beneficial interest in the securitized receivables in the investing section of the consolidated statements of cash flows. In the fourth quarter of fiscal 2006, the Company concluded that it had not appropriately reflected the exchange of its proprietary credit card receivables for its retained interest in the securitized receivables as a non-monetary transaction. As a result, both cash provided by operating activities and cash used in investing activities were overstated in the consolidated statements of cash flows in each of the two years ended February 26, 2005. Accordingly, the Company has restated the fiscal 2005 and fiscal 2004 consolidated statements of cash flows. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the beneficial interest in securitized receivables and Note 2 for discussion of the restatement of the consolidated statements of cash flows.
      Fiscal 2006 financing activities provided a net $118.0 million of the Company’s cash. In February 2006, the Company issued $165.0 million of 6.375% convertible senior notes due 2036 (the “Notes”) in a private placement, and intends to register the Notes with the Securities and Exchange Commission by June 2006. The Company issued the Notes in order to maintain flexibility and provide additional liquidity and plans to utilize the proceeds for general corporate purposes. The Notes bear interest at a rate of 6.375% per year until February 15, 2011 and at a rate of 6.125% per year thereafter. Interest is payable semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. The Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $15.19 per share representing a 40% conversion premium). Holders of the Notes may convert their Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after May 27, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price per share of common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if the Company has called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. In general, upon conversion of a Note, a holder will receive cash equal to the lesser of the principal amount of the Note or the conversion value of the Note and common stock of the Company for any conversion value in excess of the principal amount. The Company may redeem the Notes at its option on or after February 15, 2011 for cash at 100% of the principal amount. Additionally, the holders of the Notes may require the Company to purchase all or a portion of their Notes under certain circumstances, in each case at a repurchase price in cash equal to 100% of the principal amount of the repurchased Notes at February 15, 2011, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031, or if certain fundamental changes occur. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries. As a result of the issuance of the Notes, the Company anticipates interest expense in fiscal 2007 to increase approximately $6.0 million, net of forecasted interest income on the investment of the proceeds of the Notes. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding the guarantors.
      In connection with the issuance of the Notes, the Company purchased a call option with respect to its common stock. If the call option, which expires February 15, 2011, is exercised by the Company, it must be net share settled and in all cases the Company would receive shares. This transaction has no effect on the terms of the Notes, but is intended to reduce the potential dilution upon future conversion of the Notes by effectively increasing the initial conversion price to $17.09 per share, representing a 57.5% conversion premium. The call option is exercisable under the same circumstances which can trigger conversion under the Notes. The net cost of $9.1 million of the purchased call option was included in shareholders’ equity, along with the partially offsetting $3.4 million tax benefit of the call option.
      In November 2005, the Company entered into a new $325.0 million secured credit facility which matures in November 2010. This facility is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. It replaced the Company’s previous unsecured bank facilities, including the three-year $125.0 million revolving credit facility, the $120.0 million uncommitted letter of credit facility, and other credit lines used for special-purpose letters of credit. The new facility initially bears interest at LIBOR plus 1.0% for cash borrowings. The Company will not be required to comply with financial covenants under the new facility unless the facility has less than $32.5 million available under the borrowing base as defined in the agreement. As of February 25, 2006, the Company’s borrowing base was $221.5 million, of which $127.1 million was available for cash borrowings. The Company pays a fee of 1.0% for standby letters of credit, 0.5% for trade letters of credit and a commitment fee of 0.25% for any unused amounts. The Company utilized its revolving credit facilities for cash borrowings from August 2005 to December 2005. The greatest amount of cash borrowings outstanding on the credit facilities at any one time was $38.5 million. As of February 25, 2006, the Company had no outstanding cash borrowings and approximately $94.5 million in letters of credit utilized against the new secured credit facility. Of the outstanding balance, approximately $43.6 million related to trade letters of credit for merchandise purchases, $29.0 million related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $19.4 million related to standby letters of credit for the Company’s industrial revenue bonds, and $2.4 million related to other miscellaneous standby letters of credit.
      The Company paid dividends totaling $34.7 million during fiscal 2006. Subsequent to the end of fiscal 2006, the Company declared a quarterly cash dividend of $0.10 per share payable on May 17, 2006, to shareholders of record on May 3, 2006. The Company may continue to pay cash dividends and repurchase its common stock in fiscal 2007, but expects to retain most of its future earnings for support and expansion of the Company’s business. The Company’s dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors. Under the Company’s new credit facility, the Company would not be restricted from paying dividends unless the availability under the credit facility is less than 30% of the Company’s borrowing base calculation.
      During fiscal year 2006, the Company paid $4.0 million to repurchase 250,000 shares of its common stock under the Board of Directors-approved stock buyback program at a weighted average price of $16.19, including fees. As of April 24, 2006, approximately $107.4 million remains available for share repurchases, which may be made in open market or private transactions from time to time depending on prevailing market conditions, the Company’s available cash, and the Company’s consideration of any loan agreement restrictions and its corporate credit ratings. The Company paid $6.7 million in debt issuance costs and $9.1 million related to the call option purchased in conjunction with the convertible debt offering discussed above. Other financing activities, primarily the exercise of stock options by employees, provided cash of $7.6 million during fiscal 2006.
      The Company’s sources of working capital for fiscal 2006 were cash flows from investing activities, bank lines of credit and the issuance of convertible debt. The Company’s secured credit facility may limit certain investments, and in some instances, limit the payment of dividends and repurchases of the Company’s common stock. The Company was in compliance with all material debt covenants at fiscal 2006 year-end. The Company was granted a waiver by the lenders subsequent to year-end in connection with the restatement of the Company’s consolidated statements of cash flows for fiscal 2005 and 2004.
      From time to time, the Company purchases auction rate securities with the intention to hold them for short periods of time and considers them to be trading securities. Therefore, the cash flows from the purchases and sales of these securities are reported net in cash provided by operating activities. The Company had no auction rate securities outstanding at either February 25, 2006 or February 26, 2005.
      The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, included a provision that encourages companies to reinvest foreign earnings in the United States by temporarily permitting certain dividends received from controlled foreign subsidiaries to be eligible for an 85% dividends-received deduction. Numerous requirements must be satisfied for the repatriated earnings to qualify for the reduced rate of taxation. The one-year period during which the Company could make qualifying distributions was fiscal 2006. In September 2005, the Company finalized its evaluation of and the Company’s Board of Directors approved the repatriation of $25 million of foreign earnings under the provisions of the Jobs Act. The Company repatriated these earnings on September 30, 2005 with no material impact on the Company’s effective tax rate.
      A summary of the Company’s contractual obligations and other commercial commitments as of February 25, 2006 is listed below (in thousands):

		Amount of Commitment Per Period

		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases	$1,415,357	$235,947	$424,141	$343,431	$411,838
Purchase obligations(1)	285,290	285,290	—	—	—
Convertible debt(2)	165,000	—	—	165,000	—
Standby letters of credit(3)	31,432	31,432	—	—	—
Industrial revenue bonds	19,000	—	—	—	19,000
Interest on convertible debt(2)	52,594	10,519	21,038	21,037	—
Interest on industrial revenue bonds (4)	12,695	612	1,224	1,223	9,636
Interest and related fees on secured credit facility(5)	6,188	1,303	2,605	2,280	—
Other long-term obligations(6)	93,741	1,685	37,789	2,398	51,869

Total(7)	$2,081,297	$566,788	$486,797	$535,369	$492,343

Liabilities recorded on the balance sheet			$294,019
Commitments not recorded on the balance sheet			1,787,278

Total			$2,081,297

(1)	As of February 25, 2006, the Company had approximately $285.3 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain immaterial executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year and includes $43.6 million in merchandise letters of credit.

(2)	The Company’s convertible debt is subject to redemption in part or full on February 15, 2011, and the above amounts assume the Notes will be repaid at that time. If all Notes remain outstanding until maturity, the total interest paid would be $305.3 million. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s convertible senior notes.

(3)	The Company also has outstanding standby letters of credit totaling $19.4 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(4)	The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2006 year-end.

(5)	Represents estimated commitment fees for trade and standby letters of credit, and unused fees on the Company’s $325 million secured credit facility, which expires in November 2010 and were calculated based upon balances and rates in effect at fiscal 2006 year-end.

(6)	Other long-term obligations represent the Company’s liability under various unfunded retirement plans and certain deferred compensation agreements. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(7)	The above amounts do not include payments that may be due under post-employment consulting agreements with certain employees. The terms and amounts under such agreements are disclosed in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.
      The present value of total existing minimum operating lease commitments discounted at 10% was $978.6 million at fiscal 2006 year-end. The Company plans to fund these commitments from cash generated from the operations of the Company and from borrowings against lines of credit.
      During fiscal 2007, the Company plans to open 40 new Pier 1 stores and close approximately 30 stores as leases expire or are otherwise ended. In addition, the Company plans to close five Pier 1 Kids stores. New store locations will be financed primarily through operating leases. Additionally, the Company began operating its new distribution center in Tacoma, Washington in March, 2006, which is leased under an operating lease. Total capital expenditures for fiscal 2007 are expected to be approximately $40 million. Of this amount, the Company expects to spend approximately $16 million on store development, $16 million on information systems enhancements and approximately $8 million primarily related to the Company’s distribution centers.
      In summary, the Company’s primary uses of cash in fiscal 2006 were to fund operating expenses; provide for new and existing store development; fund capital additions related to distribution centers and information systems development; and pay dividends and repurchase common stock of the Company. Historically, the Company has financed its operations primarily from internally generated funds and borrowings under the Company’s credit facilities. In recent months the Company has also received proceeds from a convertible debt offering and from the sale of its subsidiary, The Pier, and may also consider other strategic alternatives such as the sale of its credit card business. The Company believes that the funds provided from operations, available lines of credit, proceeds from the issuance of convertible debt and sales of its proprietary credit card receivables will be sufficient to finance working capital and capital expenditure requirements throughout fiscal year 2007.
OFF-BALANCE SHEET ARRANGEMENTS
      Other than the operating leases and letters of credit discussed above, the Company’s only other off-balance sheet arrangement relates to the securitization of the Company’s proprietary credit card receivables. On a daily basis, the Company sells its proprietary credit card receivables that meet certain eligibility criteria to a special-purpose, wholly owned subsidiary, Pier 1 Funding, LLC (“Funding”), which transfers the receivables to Pier 1 Imports Credit Card Master Trust (the “Master Trust”). The Master Trust has issued $100 million face amount of debt securities (the Class A Certificates) to a third party. This securitization of receivables provides the Company with a portion of its funding. However, neither Funding nor the Master Trust is consolidated in the Company’s financial statements, and the Company has no obligation to reimburse Funding, the Master Trust or purchasers of Class A Certificates for credit losses from the receivables. During fiscal 2006, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Funding for the benefit and protection of Class A Certificate holders from approximately $9.3 million to approximately $13.6 million if the Company’s credit ratings fall below certain required minimums. The Company’s credit rating fell below this minimum and in February, 2006, the Class B Certificates were increased to $13.6 million raising the minimum amount of receivables necessary to avoid repayment of the Class A Certificates. Should the balance of the underlying credit card receivables held by the Master Trust decline to a level that the Class A Certificates become insufficiently collateralized, the Master Trust would be contractually required to repay a portion of the Class A Certificates from daily collections, thereby reducing funds available for purchases of newly generated proprietary credit card receivables. At the end of fiscal 2006, the underlying credit card receivables held by the Master Trust were $147.3 million and would have had to fall below $122.2 million before a repayment would have been required. This repayment would only be to the extent necessary to maintain the required ratio of receivables to the Class A Certificates as set forth in the securitization agreement. In addition, the failure of the Master Trust to comply with its required performance measures, such as payment rate, dilution rate, portfolio yield and minimum transferor’s interest; the failure of the Company to meet the minimum credit rating requirement; or other material adverse changes in the Company’s credit quality, would trigger an early amortization event. Such an event would eliminate the securitization as a source of funding for the Company. The performance measures would have to deteriorate significantly from their current levels, or the credit rating would have to fall more than one notch to result in such an early amortization event. If either an early amortization event had occurred, or the Company had been required to consolidate the Master Trust due to a change in accounting rules, the Company’s statement of operations for fiscal 2006 would not have been materially different from its reported results. An early amortization event would require the repayment of the Class A Certificates by the Master Trust, thereby reducing funds available for purchases of newly generated proprietary credit card receivables. The consolidation of the Master Trust would result in an increase of approximately $100 million in both the Company’s assets and liabilities as of February 25, 2006. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding the beneficial interest in securitized receivables.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates, with the exception of impairments as discussed below, and the Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies are subject to market risk exposure that would be considered material and as a result, has not provided a sensitivity analysis. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:
      Revenue recognition — The Company recognizes revenue from retail sales, net of sales tax, upon customer receipt or delivery of merchandise, including sales under deferred payment promotions on its proprietary credit card. Typically, credit card receivable deferral programs offer deferred payments for up to 90 days or monthly installment payments over 12 months. Historically these payment deferral programs have not resulted in significant increases in bad debt losses arising from such receivables. The Company records an allowance for estimated merchandise returns based on historical experience and other known factors. Should actual returns differ from the Company’s estimates and current provision for merchandise returns, revisions to the estimated merchandise returns may be required.
      Gift cards — Revenue associated with gift cards is deferred until redemption of the gift card. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded.
      Beneficial interest in securitized receivables — The Company securitizes its entire portfolio of proprietary credit card receivables. During fiscal 2006, 2005 and 2004, the Company sold all of its proprietary credit card receivables, except an immaterial amount of those that failed certain eligibility requirements, to a special-purpose wholly owned subsidiary, Pier 1 Funding, LLC (“Funding”), which transferred the receivables to the Pier 1 Imports Credit Card Master Trust (the “Master Trust”). Neither Funding nor the Master Trust is consolidated by the Company, and the Master Trust meets the requirements of a qualifying special-purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Master Trust issues beneficial interests that represent undivided interests in the assets of the Master Trust consisting of the transferred receivables and all cash flows from collections of such receivables. The beneficial interests include certain interests retained by Funding, which are represented by Class B Certificates, and the residual interest in the Master Trust (the excess of the principal amount of receivables held in the Master Trust over the portion represented by the certificates sold to third-party investors and the Class B Certificates). Gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.
      The beneficial interest in the Master Trust is accounted for as an available-for-sale security and is recorded at fair value. The Company estimates fair value of its beneficial interest in the Master Trust, both upon initial securitization and thereafter, based on the present value of future expected cash flows using management’s best estimates of key assumptions including credit losses and payment rates. As of February 25, 2006 and February 26, 2005, the Company’s assumptions used to calculate the present value of the future cash flows included estimated credit losses of 4.75% and 5%, respectively, of the outstanding balance, expected payment within a six-month period and a discount rate representing the average market rate the Company would expect to pay if it sold securities representing ownership in the excess receivables not required to collateralize the Class A Certificates. A sensitivity analysis performed assuming a hypothetical 20% adverse change in both interest rates and credit losses resulted in an immaterial impact on the fair value of the Company’s beneficial interest. Although not anticipated by the Company, a significant deterioration in the financial condition of the Company’s credit card holders, interest rates or other economic conditions could result in other than temporary losses on the beneficial interest in future periods.
      Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of average cost or market, cost being determined on a weighted average inventory method. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s warehouse using actual vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing products. Carrying values of inventory are analyzed and to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns are recorded to reduce the retail price of such slow-moving merchandise as needed. Since the determination of carrying values of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset.
      The Company recognizes known inventory losses, shortages and damages when incurred and makes a provision for estimated shrinkage. The amount of the provision is estimated based on historical experience from the results of its physical inventories. Inventory is physically counted at substantially all locations at least once in each 12-month period, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution centers during fiscal 2006. Although inventory shrink rates have not fluctuated significantly in recent years, should actual rates differ from the Company’s estimates, revisions to the inventory shrink expense may be required. Most inventory purchases and commitments are made in United States dollars.
      Impairment of long-lived assets — Long-lived assets such as buildings, equipment, furniture and fixtures, and leasehold improvements are reviewed at the store level for impairment at least annually and whenever an event or change in circumstances indicates that its carrying value may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the asset is impaired.

Expected cash flows are estimated based on management’s estimate of changes in sales, merchandise margins, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred and the Company recorded $5.6 million in impairment charges in fiscal 2006. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.
      Insurance provision — The Company is self-insured with respect to medical coverage offered to eligible employees except that claims in excess of $150,000 per occurrence per year are covered by a purchased insurance policy. The Company records a provision for estimated claims that have been incurred but not reported. Such claim amounts are estimated based on historical average claims per covered individual per month and on the average historical lag time between the covered event and the time it is paid by the Company. The liability for estimated medical claims incurred but not reported at February 25, 2006 was $3.6 million.
      During fiscal 2006, the Company maintained insurance for workers’ compensation and general liability claims with a deductible of $1,000,000 and $750,000, respectively, per claim. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims development factors as well as information obtained from and projections made by the Company’s insurance carrier and underwriters. The recorded liabilities for workers’ compensation and general liability claims at February 25, 2006 were $14.5 million and $4.9 million, respectively.
      The assumptions made in determining the above estimates are reviewed continually and the liability adjusted accordingly as new facts are revealed. Changes in circumstances and conditions affecting the assumptions used in determining the liabilities could cause actual results to differ from the Company’s recorded amounts.
      Pension costs — The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs.
      Income taxes — The Company records income tax expense using the liability method for taxes. The Company is subject to income tax in many jurisdictions, including the United States, various states and localities, and foreign countries. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of probable tax exposures of foreign and domestic tax audits. The results and timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The process of determining tax expense by jurisdiction involves the calculation of actual current tax expense or benefit, together with the assessment of deferred tax expense resulting from differing treatment of items for tax and financial accounting purposes. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. The Company is relying on future taxable income to utilize the majority of the net deferred tax asset of $24,715,000. Based upon the Company’s earnings history, its earnings projections and length of time within which to utilize the asset (the tax loss carryforward period of 20 years,) management believes it is more likely than not that the tax benefits of the asset will be realized. Accordingly, no valuation allowance has been provided on deferred taxes related to continuing operations.
IMPACT OF INFLATION AND CHANGING PRICES
      Inflation has not had a significant impact on the operations of the Company during the preceding three years.
IMPACT OF NEW ACCOUNTING STANDARDS
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2007. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS 123R. The Company will adopt SFAS 123R using the modified prospective method and is currently evaluating the effect that SFAS 123R and SAB 107 will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. The Company estimates equity compensation costs to be in the range of $2.5 million to $5.6 million for fiscal 2007 depending on the timing and number of stock options and restricted shares granted during fiscal 2007. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amounts of operating cash flows recognized for such excess tax deductions for the years ended February 25, 2006, February 26, 2005 and February 28, 2004 were not material.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows unless at a future date the Company has a change in accounting principle or correction of an error.
      In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance was effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 26, 2005.
Foreign Currency Risk
      The Company periodically enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company also uses contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales. Contracts which hedge the repatriation of Canadian funds have maturities not exceeding 18 months and changes in the fair value and settlement of these contracts are included in selling, general and administrative expenses. At February 25, 2006, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.
Interest Rate Risk
      The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The interest rate exposure on the Company’s secured credit facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 25, 2006, the Company had $19.0 million in borrowings outstanding on its industrial revenue bonds and no cash borrowings outstanding on its secured credit facility. A hypothetical 10% adverse change in the interest rates applicable to either or both of these variable rate instruments would have a negligible impact on the Company’s earnings and cash flows.
      Additionally, the Company has $165.0 million in convertible senior notes, which mature in February 2036. The notes pay a fixed annual rate of 6.375% for the first five years and a fixed rate of 6.125% thereafter. Changes in market interest rates generally affect the fair value of fixed rate debt instruments, but would not affect the Company’s financial position, results of operations or cash flows related to these notes.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Pier 1 Imports, Inc.
      We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 25, 2006 and February 26, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 25, 2006 and February 26, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 25, 2006, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company corrected its classification of non-monetary transactions related to its beneficial interest in securitized receivables on the consolidated statements of cash flows. The prior periods presented have been restated for this correction.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pier 1 Imports, Inc.’s internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Fort Worth, Texas
April 25, 2006

Pier 1 Imports, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Year Ended

	2006	2005	2004

Net sales	$1,776,701	$1,825,343	$1,806,092
Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	1,175,011	1,121,697	1,045,180
Selling, general and administrative expenses	588,273	549,635	526,060
Depreciation and amortization	56,229	55,762	48,869

	1,819,513	1,727,094	1,620,109

Operating income (loss)	(42,812)	98,249	185,983
Nonoperating (income) and expenses:
Interest and investment income	(3,510)	(2,635)	(2,724)
Interest expense	2,610	1,735	1,688

	(900)	(900)	(1,036)

Income (loss) from continuing operations before income taxes	(41,912)	99,149	187,019
Provision (benefit) for income taxes	(14,441)	36,384	69,315

Income (loss) from continuing operations	(27,471)	62,765	117,704

Discontinued operations:
Income (loss) from discontinued operations (including write down of assets held for sale of $7,441 in 2006)	(17,583)	(2,308)	297
Income tax benefit	(5,250)	—	—

Income (loss) from discontinued operations	(12,333)	(2,308)	297

Net income (loss)	$(39,804)	$60,457	$118,001

Earnings (loss) per share from continuing operations:
Basic	$(.32)	$.72	$1.32

Diluted	$(.32)	$.71	$1.29

Earnings (loss) per share from discontinued operations:
Basic	$(.14)	$(.03)	$.00

Diluted	$(.14)	$(.03)	$.00

Earnings (loss) per share:
Basic	$(.46)	$.69	$1.32

Diluted	$(.46)	$.68	$1.29

Dividends declared per share:	$.40	$.40	$.30

Average shares outstanding during period:
Basic	86,629	87,037	89,294

Diluted	86,629	88,838	91,624

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $238,463 and $178,289, respectively	$246,115	$185,722
Beneficial interest in securitized receivables	50,000	35,690
Other accounts receivable, net of allowance for doubtful accounts of $1,119 and $82, respectively	13,916	11,089
Inventories	368,978	365,767
Income tax receivable	18,011	—
Assets held for sale	32,359	39,815
Prepaid expenses and other current assets	45,544	40,864

Total current assets	774,923	678,947
Properties, net	298,922	320,138
Other noncurrent assets	96,016	76,664

	$1,169,861	$1,075,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,916	$108,132
Gift cards and other deferred revenue	63,835	60,844
Accrued income taxes payable	4,763	11,716
Liabilities related to assets held for sale	16,841	15,163
Other accrued liabilities	97,493	95,723

Total current liabilities	288,848	291,578
Long-term debt	184,000	19,000
Other noncurrent liabilities	107,031	100,802
Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779
Paid-in capital	132,075	141,850
Retained earnings	582,221	656,692
Cumulative other comprehensive loss	(583)	(1,426)
Less — 13,761,000 and 14,459,000 common shares in treasury, at cost, respectively	(222,254)	(233,526)
Less — unearned compensation	(2,256)	—

	589,982	664,369
Commitments and contingencies	—	—

	$1,169,861	$1,075,749

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended

	2006	2005	2004

		(As restated,	(As restated,
		See Note 2)	See Note 2)
Cash flow from operating activities:
Net income (loss)	$(39,804)	$60,457	$118,001
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	78,781	75,624	64,606
Loss (gain) on disposal of fixed assets	1,781	315	(316)
Loss on impairment of fixed assets	6,024	741	459
Write-down of assets held for sale	7,441	—	—
Deferred compensation	11,402	7,710	6,573
Lease termination expense	4,176	2,243	3,258
Deferred income taxes	(14,496)	2,035	184
Sale of receivables in exchange for beneficial interest in securitized receivables	(74,550)	(91,071)	(83,931)
Tax benefit from options exercised by employees	760	3,668	4,897
Other	(524)	(222)	4,894
Change in cash from:
Inventories	882	(6,860)	(40,520)
Other accounts receivable, prepaid expenses and other current assets	(22,778)	(11,302)	(16,927)
Income tax receivable	(18,011)	—	—
Accounts payable and accrued expenses	7,369	21,572	34,410
Income taxes payable	(6,966)	(14,116)	184
Other noncurrent assets	(2,558)	336	(2,027)
Other noncurrent liabilities	(3,226)	—	—

Net cash (used in) provided by operating activities	(64,297)	51,130	93,745

Cash flow from investing activities:
Capital expenditures	(50,979)	(99,239)	(121,190)
Proceeds from disposition of properties	1,401	3,852	34,450
Proceeds from sale of restricted investments	3,226	—	—
Purchase of restricted investments	(3,500)	(10,807)	(8,752)
Collections of principal on beneficial interest in securitized receivables	60,240	99,712	78,788

Net cash provided by (used in) investing activities	10,388	(6,482)	(16,704)

Cash flow from financing activities:
Cash dividends	(34,667)	(34,762)	(26,780)
Purchases of treasury stock	(4,047)	(58,210)	(76,009)
Proceeds from stock options exercised, stock purchase plan and other, net	7,641	12,473	15,709
Issuance of long-term debt	165,000	—	—
Notes payable borrowings	86,500	—	—
Repayment of notes payable	(86,500)	—	(6,390)
Debt issuance costs	(6,739)	(169)	(584)
Purchase of call option	(9,145)	—	—

Net cash provided by (used in) financing activities	118,043	(80,668)	(94,054)

Change in cash and cash equivalents	64,134	(36,020)	(17,013)
Cash and cash equivalents at beginning period (including cash held for sale of $3,359, $6,148 and $6,506, respectively)	189,081	225,101	242,114

Cash and cash equivalents at end of period (including cash held for sale of $7,100, $3,359 and $6,148, respectively)	$253,215	$189,081	$225,101

Supplemental cash flow information:
Interest paid	$8,136	$868	$1,791

Income taxes paid	$21,342	$45,655	$63,788

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except per share amounts)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Compensation	Equity

Balance March 1, 2003	90,685	$100,779	$144,247	$539,776	$(2,210)	$(138,656)	$—	$643,936
Comprehensive income:
Net income	—	—	—	118,001	—	—	—	118,001
Other comprehensive income:
Minimum pension liability adjustments, net of tax	—	—	—	—	(1,033)	—	—	(1,033)
Currency translation adjustments	—	—	—	—	4,910	—	—	4,910

Comprehensive income								121,878

Purchases of treasury stock	(3,758)	—	—	—	—	(76,009)	—	(76,009)
Exercise of stock options, stock purchase plan and other	1,300	—	1,137	—	—	19,469	—	20,606
Cash dividends ($.30 per share)	—	—	—	(26,780)	—	—	—	(26,780)

Balance February 28, 2004	88,227	100,779	145,384	630,997	1,667	(195,196)	—	683,631

Comprehensive income:
Net income	—	—	—	60,457	—	—	—	60,457
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	—	—	—	—	(4,780)	—	—	(4,780)
Currency translation adjustments	—	—	—	—	1,687	—	—	1,687

Comprehensive income								57,364

Purchases of treasury stock	(3,225)	—	—	—	—	(58,210)	—	(58,210)
Exercise of stock options, stock purchase plan and other	1,238	—	(3,534)	—	—	19,880	—	16,346
Cash dividends ($.40 per share)	—	—	—	(34,762)	—	—	—	(34,762)

Balance February 26, 2005	86,240	100,779	141,850	656,692	(1,426)	(233,526)	—	664,369

Comprehensive income (loss):
Net loss	—	—	—	(39,804)	—	—	—	(39,804)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	—	—	—	—	1,149	—	—	1,149
Currency translation adjustments	—	—	—	—	(306)	—	—	(306)

Comprehensive loss								(38,961)

Purchases of treasury stock	(250)	—	—	—	—	(4,047)	—	(4,047)
Restricted stock grant and amortization	203	—	(386)	—	—	3,278	(2,256)	636
Exercise of stock options, stock purchase plan and other	746	—	(3,640)	—	—	12,041	—	8,401
Cash dividends ($.40 per share)	—	—	—	(34,667)	—	—	—	(34,667)
Purchase of call option, net of tax	—	—	(5,749)	—	—	—	—	(5,749)

Balance February 25, 2006	86,939	$100,779	$132,075	$582,221	$(583)	$(222,254)	$(2,256)	$589,982

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Organization — Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings, gifts and related items, with retail stores located primarily in the United States, Canada, Puerto Rico and Mexico. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). At fiscal 2006 year end, The Pier was classified as held for sale and included in discontinued operations for all years presented. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $7,441,000 to write goodwill and long-lived assets related to The Pier down by $918,000 and $6,523,000, respectively, to fair value less selling costs. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.
      Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiary companies except Pier 1 Funding, LLC, which is a non-consolidated, bankruptcy remote, securitization subsidiary. See Note 4 of the Notes to Consolidated Financial Statements. Material intercompany transactions and balances have been eliminated.
      Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and conducts business as one operating segment. The Company’s domestic operations provided 93.0%, 93.7% and 94.1% of its net sales, with 6.7%, 6.0% and 5.7% provided by stores in Canada, and the remainder from royalties received from Sears Roebuck de Mexico S.A. de C.V. during fiscal 2006, 2005 and 2004, respectively. As of February 25, 2006 and February 26, 2005, $8,765,000 and $8,888,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico during either period.
      Use of estimates — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Reclassifications — Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the fiscal 2006 presentation. These reclassifications had no effect on net income and shareholders’ equity with minimal effects on total assets and total liabilities. During the fourth quarter of fiscal 2006, the Company determined that a reclassification within its consolidated statements of cash flows was required to properly reflect the exchanges of securitized receivables as non-monetary transactions in the operating activities section of the Company’s consolidated statements of cash flows. This reclass required a restatement for fiscal years 2005 and 2004. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.
      Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 2006 ended February 25, 2006, fiscal 2005 ended February 26, 2005 and fiscal 2004 ended February 28, 2004, all of which contained 52 weeks.
      Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy pension obligations. As of February 25, 2006 and February 26, 2005, the Company’s short-term investments classified as cash equivalents included investments in money market mutual funds totaling $238,463,000 and $178,289,000, respectively. The effect of foreign currency exchange rate fluctuations on cash is not material.
      Translation of foreign currencies — Assets and liabilities of foreign operations are translated into United States dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of February 25, 2006, February 26, 2005 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
February 28, 2004, the Company had cumulative other comprehensive income balances of $4,990,000, $5,296,000, and $3,609,000, respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2006, 2005 and 2004 resulted in other comprehensive income (loss) of ($306,000), $1,687,000, and $4,910,000, respectively. During fiscal 2006 and 2005, the Company provided deferred taxes of $531,000 and $703,000, respectively, on the portion of its cumulative currency translation adjustment considered not to be permanently reinvested abroad. Taxes on this portion of cumulative currency translation adjustments were insignificant in fiscal 2004.
      Concentrations of risk — The Company has some degree of risk concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative sources of products could be procured over a relatively short period of time. Pier 1 sells merchandise imported from over 40 different countries, with 35% of its sales derived from merchandise produced in China, 14% derived from merchandise produced in India, 13% derived from merchandise produced in the United States and 33% derived from merchandise produced in Indonesia, Brazil, Italy, Thailand, the Philippines, Vietnam and Mexico. The remaining 5% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries.
      Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of February 25, 2006 and February 26, 2005.
      From time to time, the Company purchases auction rate securities with the intention to hold them for short periods of time and considers them to be trading securities. The cash flows from the purchases and sales of these securities are reported in cash provided by operating activities. The Company had no auction rate securities outstanding at either February 25, 2006 or February 26, 2005.
      Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.
      The Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale. The Company also uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At February 25, 2006, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. Both the changes in fair value and settlement of these contracts are included in cost of sales for forwards related to merchandise purchases and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.
      The Company enters into forward foreign currency exchange contracts with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to such financial instruments. The Company does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material.
      Beneficial interest in securitized receivables — The Company securitizes its entire portfolio of proprietary credit card receivables. During fiscal 2006, 2005 and 2004, the Company sold all of its proprietary credit card receivables, except those that failed certain eligibility requirements, to a special-purpose wholly owned subsidiary, Pier 1 Funding, LLC (“Funding”), which transferred the receivables to the Pier 1 Imports Credit Card Master Trust (the “Master Trust”). Neither Funding nor the Master Trust is consolidated by the Company and the Master Trust meets the requirements of a qualifying special-purpose entity under Statement of Financial Accounting Standards (“SFAS”) No. 140. The Master Trust issues beneficial interests that represent undivided interests in the assets of the Master Trust consisting of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the transferred receivables and all cash flows from collections of such receivables. The beneficial interests include certain interests retained by Funding, which are represented by Class B Certificates, and the residual interest in the Master Trust (the excess of the principal amount of receivables held in the Master Trust over the portion represented by the certificates sold to a third-party investor and the Class B Certificates). Gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.
      The beneficial interest in the Master Trust is accounted for as an available-for-sale security and is recorded at fair value. The Company estimates fair value of its beneficial interest in the Master Trust, both upon initial securitization and thereafter, based on the present value of future expected cash flows using management’s best estimates of key assumptions including credit losses and payment rates. As of February 25, 2006 and February 26, 2005, the Company’s assumptions used to calculate the present value of the future cash flows included estimated credit losses of 4.75% and 5%, respectively, of the outstanding balance, expected payment within a six-month period and a discount rate representing the average market rate the Company would expect to pay if it sold securities representing ownership in the excess receivables not required to collateralize the Class A Certificates. A sensitivity analysis performed assuming a hypothetical 20% adverse change in both interest rates and credit losses resulted in an immaterial impact on the fair value of the Company’s beneficial interest. Although not anticipated by the Company, a significant deterioration in the financial condition of the Company’s credit card holders, interest rates, or other economic conditions could result in other than temporary losses on the beneficial interest in future periods. See Note 4 of the Notes to Consolidated Financial Statements for further discussion.
      Inventories — Inventories are comprised of finished merchandise and are stated at the lower of average cost or market, cost being determined on a weighted average inventory method. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s warehouse using actual vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing products.
      The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrink was recorded. The reserves for estimated shrink at the end of fiscal years 2006 and 2005 were $8,218,000 and $4,711,000, respectively. The increase was a result of timing of physical counts and not of an increase in rates of shrink.
      Properties, maintenance and repairs — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally thirty years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution centers is included in cost of sales. All other depreciation costs are included in depreciation and amortization. Depreciation costs were $54,870,000, $54,404,000 and $47,514,000 in fiscal 2006, 2005 and 2004, respectively.
      Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.
      Long-lived assets are reviewed at the store level for impairment at least annually and whenever an event or change in circumstances indicates that its carrying value may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the asset is impaired. Expected cash flows are estimated based on management’s estimate of changes in sales, merchandise margins, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. Impairment charges were $5,601,000, $370,000 and $459,000 in fiscal 2006, 2005 and 2004, respectively, and included in selling, general and administrative expenses.
      Goodwill and intangible assets — The Company applies the provisions of SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. In accordance with SFAS No. 142, the Company’s reporting units were identified as components, and the goodwill assigned to each represents the excess of the original purchase price over the fair value of the net identifiable assets acquired for that component. The Company completed the annual impairment tests as of February 25, 2006 and February 26, 2005 for fiscal 2006 and 2005, respectively. The impairment tests were conducted by performing analyses of discounted future cash flows for the applicable reporting units. The analysis resulted in a write-down of intangible assets of $239,000, included in selling, general and administrative expenses, in fiscal 2006. No impairment loss was recognized in fiscal 2005 or fiscal 2004. See Note 6 of the Notes to Consolidated Financial Statements for additional discussion of goodwill and intangible assets.
      Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales, net of sales tax, including sales under deferred payment promotions on the Company’s proprietary credit card. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal years 2006 and 2005 were $3,060,000 and $3,330,000, respectively. The Company’s revenues are reported net of discounts and returns, and include wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales and the costs incurred by the Company for these items are recorded in cost of sales.
      Gift cards — Revenue associated with gift cards is recognized upon redemption of the gift card. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote.
      Leases — The Company leases certain property consisting principally of retail stores, warehouses, and material handling and office equipment under leases expiring through fiscal 2021. Most retail store locations are leased for primary terms of 10 to 15 years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over this lease term. Prior to fiscal 2005, the Company recognized straight-line rent expense for store leases beginning on the earlier of the rent commencement date or the store opening date, which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent. During the fourth quarter of fiscal 2005, the Company revised its accounting practices to extend the lease term to include this free rent period prior to the opening of its stores. This revision in practice resulted in a cumulative pre-tax charge of $6,264,000 for leases entered into prior to fiscal 2005, which was not material to any previously reported fiscal year. This cumulative adjustment had no effect on historical or future cash flows from operations or the timing of payments under the related leases. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term. The Company’s lease obligations are considered operating leases under SFAS No. 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising costs — Advertising production costs are expensed the first time the advertising takes place. Advertising costs were $92,245,000, $79,115,000 and $79,908,000 in fiscal 2006, 2005 and 2004, respectively. Prepaid advertising at the end of fiscal years 2006 and 2005 was $5,413,000 and $2,853,000, respectively.
      Pension costs — The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. See Note 11 of the Notes to Consolidated Financial Statements for further discussion.
      Income taxes — The Company records income tax expense using the liability method for taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of probable tax exposures of foreign and domestic tax audits. The results and timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues.
      Earnings per share — Basic earnings (loss) per share amounts were determined by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and unvested restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2006	2005	2004

Income (loss) from continuing operations, basic and diluted	$(27,471)	$62,765	$117,704
Income (loss) from discontinued operations, basic and diluted	(12,333)	(2,308)	297

Net income (loss), basic and diluted	$(39,804)	$60,457	$118,001

Average shares outstanding:
Basic	86,629	87,037	89,294
Plus assumed exercise of stock options	—	1,801	2,330

Diluted	86,629	88,838	91,624

Earnings (loss) per share from continuing operations:
Basic	$(.32)	$.72	$1.32

Diluted	$(.32)	$.71	$1.29

Earnings (loss) per share from discontinued operations:
Basic	$(.14)	$(.03)	$.00

Diluted	$(.14)	$(.03)	$.00

Net earnings (loss) per share:
Basic	$(.46)	$.69	$1.32

Diluted	$(.46)	$.68	$1.29

      Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. All 12,941,025 outstanding shares of stock options and unvested restricted stock were excluded from the computation of the fiscal 2006 loss per share as the effect would be antidilutive. At the end of fiscal years 2005 and 2004, there were 5,210,600 and zero, respectively, stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. In addition, incremental net shares for the conversion feature of the Company’s 6.375% senior convertible notes will be included in the Company’s future diluted earnings per share calculations for those periods in which the average common stock price exceeds the initial conversion price of $15.19 per share.
      Stock-based compensation — The Company grants stock options and restricted stock for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants and restricted stock grants under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes no compensation expense for the stock option grants.
      During the third quarter of fiscal 2006, the Company’s Board of Directors approved the accelerated vesting of certain stock options where the exercise price was in excess of the market price. This acceleration resulted in pro forma expense of approximately $16,300,000, net of tax, for options that would have vested in future periods. See Note 12 of the Notes to Consolidated Financial Statements for additional discussion related to the accounting for stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income (loss) and earnings (loss) per share from continuing operations if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	2006	2005	2004

Income (loss) from continuing operations, as reported	$(27,471)	$62,765	$117,704
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	417	—	—
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(25,519)	(11,645)	(8,899)

Pro forma income (loss) from continuing operations	$(52,573)	$51,120	$108,805

Earnings (loss) per share from continuing operations:
Basic — as reported	$(.32)	$.72	$1.32

Basic — pro forma	$(.61)	$.59	$1.22

Diluted — as reported	$(.32)	$.71	$1.29

Diluted — pro forma	$(.61)	$.57	$1.19

      Adoption of new accounting standards — In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2007. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS 123R. The Company will adopt SFAS 123R using the modified prospective method and is currently evaluating the effect that SFAS 123R and SAB 107 will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. However, the Company estimates equity compensation costs to be in the range of $2,500,000 to $5,600,000 for fiscal 2007 depending on the timing and number of stock options and restricted shares granted during fiscal 2007. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended February 25, 2006, February 26, 2005 and February 28, 2004 was not material.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance was effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
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
NOTE 2 — RESTATED STATEMENTS OF CASH FLOWS
      In the fourth quarter of fiscal 2006, the Company reevaluated its classification within the consolidated statements of cash flows of cash received from its retained interest in the securitized proprietary credit card receivables. Based on this reevaluation, management determined that the classification related to the line item “Beneficial interest in securitized receivables” netted within the investing section of the consolidated statements of cash flows was not in compliance with U.S. generally accepted accounting principles. The Company had not appropriately reflected the exchange of its proprietary credit card receivables for its retained interest in the securitized receivables as a non-monetary transaction. As a result, both cash provided by operating activities and cash used in investing activities were overstated in the consolidated statements of cash flows in each of the two years ended February 26, 2005. Accordingly, the Company has restated the fiscal 2005 and fiscal 2004 statements of cash flows.
      As a result of the restatement, operating cash flow decreased by $91,071,000 and $83,931,000 and investing cash flow increased by $91,071,000 and $83,931,000 for the years ended February 26, 2005 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
February 28, 2004, respectively. These restatements, which have no effect on total cash flows, are disclosed in the following tables (in thousands):

	As Presented	Adjustment	As Restated

For the fiscal year ended February 26, 2005:
Net cash provided by operating activities	$142,201	$(91,071)	$51,130
Net cash used in investing activities	(97,553)	91,071	(6,482)
Net cash used in financing activities	(80,668)	—	(80,668)

Change in cash and cash equivalents	(36,020)	—	(36,020)
Cash and cash equivalents at beginning of period (including cash held for sale of $6,148)	225,101	—	225,101

Cash and cash equivalents at end of period (including cash held for sale of $3,359)	$189,081	$—	$189,081

For the fiscal year ended February 28, 2004:
Net cash provided by operating activities	$177,676	$(83,931)	$93,745
Net cash used in investing activities	(100,635)	83,931	(16,704)
Net cash used in financing activities	(94,054)	—	(94,054)

Change in cash and cash equivalents	(17,013)	—	(17,013)
Cash and cash equivalents at beginning of period (including cash held for sale of $6,506)	242,114	—	242,114

Cash and cash equivalents at end of period (including cash held for sale of $6,148)	$225,101	$—	$225,101

NOTE 3 — DISCONTINUED OPERATIONS
      During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier Retail Group Limited (“The Pier”) with stores located in the United Kingdom and Ireland. The Company met the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that allowed it to classify The Pier as held for sale and present its results of operations as discontinued for all years presented. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $7,441,000 to write down $918,000 of goodwill and $6,523,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to properties to the fair value less costs to sell. Assets held for sale and liabilities related to assets held for sale were comprised of the following components (in thousands):

	2006	2005

Cash and cash equivalents	$7,100	$3,359
Accounts receivable	1,441	654
Inventory	10,870	14,963
Prepaid expenses and other current assets	2,270	2,429
Properties, net	10,678	17,492
Goodwill	—	918

Assets held for sale	$32,359	$39,815

Accounts payable	$5,728	$5,370
Deferred revenue	415	503
Accrued income taxes payable	137	151
Other accrued liabilities	7,210	6,570
Other noncurrent liabilities	3,351	2,569

Liabilities related to assets held for sale	$16,841	$15,163

	2006	2005	2004

Net sales from discontinued operations	$74,196	$72,510	$62,151

      Also, included in assets held for sale are deferred tax assets of $8,096,000 and $5,619,000 at February 25, 2006 and February 26, 2005, respectively, both of which were fully reserved through a valuation allowance.
      See Note 15 of the Notes to Consolidated Financial Statements for discussion of the sale of The Pier subsequent to year end.
NOTE 4 — PROPRIETARY CREDIT CARD INFORMATION
      The Company’s proprietary credit card receivables were generated under open-ended revolving credit accounts issued by its subsidiary, Pier 1 National Bank, to finance purchases of merchandise and services offered by the Company. These accounts have various billing and payment structures, including varying minimum payment levels. The Company has an agreement with a third party to provide certain credit card processing and related credit services, while the Company maintains control over credit policy decisions and customer service standards.
      As of fiscal 2006 year-end, the Company had approximately 5,900,000 proprietary cardholders and approximately 1,033,000 customer credit accounts considered active (accounts with a purchase within the previous 12 months). Net proprietary credit card income was included in selling, general and administrative expenses on the Company’s statements of operations. The following information presents a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summary of the Company’s proprietary credit card results for each of the last three fiscal years on a managed basis (in thousands):

	2006	2005	2004

Income:
Finance charge income, net of debt service costs	$27,351	$25,118	$25,396
Other income	189	114	105

	27,540	25,232	25,501

Costs:
Processing fees	13,907	14,982	14,540
Bad debts	6,457	7,026	8,200

	20,364	22,008	22,740

Net proprietary credit card income	$7,176	$3,224	$2,761

Proprietary credit card sales	$422,525	$461,191	$436,809

Costs as a percent of proprietary credit card sales	4.82%	4.77%	5.21%

Gross proprietary credit card receivables at year-end	$147,271	$134,326	$142,228

Proprietary credit card sales as a percent of total U.S. store sales	25.7%	27.1%	25.9%

      The Company began securitizing its entire portfolio of proprietary credit card receivables (the “Receivables”) in fiscal 1997. On a daily basis during all periods presented above, the Company sold all of its proprietary credit card receivables, except an immaterial amount of those that failed certain eligibility criteria, to a special-purpose wholly owned subsidiary, Pier 1 Funding, LLC (“Funding”). The Receivables were then transferred from Funding to the Pier 1 Imports Credit Card Master Trust (the “Master Trust”). In exchange for the Receivables, the Company received cash and retained a residual interest in the Master Trust. These cash payments were funded from undistributed principal collections on the Receivables that were previously sold to the Master Trust.
      Funding was capitalized by the Company as a special-purpose wholly owned subsidiary and is subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in receivables. The Master Trust issues beneficial interests that represent undivided interests in the assets of the Master Trust. Neither Funding nor the Master Trust is consolidated in the Company’s financial statements. Under U.S. generally accepted accounting principles, if the structure of a securitization meets certain requirements, such transactions are accounted for as sales of receivables. As the Company’s securitizations met such requirements, they were accounted for as sales. Gains or losses resulting from the sales of Receivables were not material during fiscal 2006, 2005 or 2004. The Company’s exposure to deterioration in the performance of the Receivables is limited to its retained beneficial interest in the Master Trust. As such, the Company has no corporate obligation to reimburse Funding, the Master Trust or purchasers of any certificates issued by the Master Trust for credit losses from the Receivables.
      As a result of the securitization, the Master Trust has $100,000,000 of outstanding 2001-1 Class A Certificates issued to a third party. The 2001-1 Class A Certificates bear interest at a floating rate equal to the rate on commercial paper issued by the third party plus a credit spread. As of February 25, 2006 and February 26, 2005, these rates were 5.1% and 3.0%, respectively. Funding continues to retain the residual interest in the Master Trust and held $13,636,000 and $9,290,000 in 2001-1 Class B Certificates at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
February 25, 2006 and February 26, 2005, respectively, which are subordinated to the 2001-1 Class A Certificates and do not bear interest.
      The 2001-1 Class A Certificates have a revolving period of 364 days, which can be extended by mutual consent of Funding and the third-party holder, and expire in August 2006. The Company does not provide recourse to the third-party investor that purchased these debt securities issued by the Master Trust. During fiscal 2006, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Funding for the benefit and protection of Class A Certificate holders from $9,290,000 to $13,636,000 if the Company’s credit ratings fall below certain required minimums. During fiscal 2006, the Company’s credit rating fell below this minimum and in February 2006, the Class B Certificates were increased to $13,636,000 raising the minimum amount of receivables necessary to avoid repayment of the Class A Certificates. Should the balance of the underlying Receivables held by the Master Trust decline to a level that the Class A Certificates were insufficiently collateralized, the Master Trust would be contractually required to repay a portion of the Class A Certificates from daily collections, thereby reducing funds available for purchases of newly generated Receivables. At the end of fiscal 2006, the underlying Receivables held by the Master Trust were $147,271,000 and would have had to fall below $122,190,000 before a repayment would have been required. This repayment would only be to the extent necessary to maintain the required ratio of receivables to the Class A Certificates as set forth in the securitization agreement. In addition, the failure of the Master Trust to comply with its required performance measures, such as payment rate, dilution rate, portfolio yield and minimum transferor’s interest; the failure of the Company to meet the minimum credit rating requirement; or other material adverse changes in the Company’s credit quality, would trigger an early amortization event. Such an event would require the Master Trust to repay the Class A Certificates, thereby reducing funds available for purchases of newly generated Receivables. These performance measures would have to deteriorate significantly to result in such an early amortization event.
      Cash flows received by the Company from the Master Trust for each of the last three fiscal years are as follows (in thousands):

	2006	2005	2004

		(as restated,	(as restated,
		See Note 2)	See Note 2)
Proceeds from collections reinvested in revolving securitizations	$436,034	$494,580	$454,444

Servicing fees received	$2,189	$2,186	$2,186

Cash flows received on retained interests	$95,444	$109,172	$101,203

      As of February 25, 2006 and February 26, 2005, the Company had $50,000,000 and $35,690,000, respectively, in beneficial interests (comprised primarily of principal and interest related to the underlying Receivables) in the Master Trust. Cash flows received on retained interests were restated from $170,671,000 and $145,325,000 in fiscal 2005 and 2004, respectively, as part of the restatement discussed in Note 2 of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 — PROPERTIES
      Properties are summarized as follows at February 25, 2006 and February 26, 2005 (in thousands):

	2006	2005

Land	$18,778	$19,627
Buildings	95,056	98,184
Equipment, furniture and fixtures	271,702	297,034
Leasehold improvements	217,795	218,006
Computer software	60,208	63,515
Projects in progress	5,673	6,394

	669,212	702,760
Less accumulated depreciation and amortization	370,290	382,622

Properties, net	$298,922	$320,138

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
      The Company’s intangible assets at February 25, 2006 and February 26, 2005 included the right to do business within certain geographical markets where franchise stores were previously granted exclusive rights to operate, favorable operating leases acquired from a third party and goodwill related primarily to the acquisition of Pier 1 Kids. These intangible assets were included in other noncurrent assets in the Company’s consolidated balance sheets. Amortization expense for fiscal 2006, 2005 and 2004 was $1,654,000, $1,656,000 and $1,493,000, respectively. The following is a summary of the Company’s intangible assets at February 25, 2006 and February 26, 2005 (in thousands):

	2006	2005

Geographic market rights, gross	$14,926	$15,023
Accumulated amortization	(13,088)	(11,639)

Geographic market rights, net	$1,838	$3,384

Acquired operating leases, gross	$1,615	$1,975
Accumulated amortization	(463)	(257)

Acquired operating leases, net	$1,152	$1,718

Goodwill, not amortized	$4,088	$4,088

      Estimated future amortization expense related to intangible assets at February 25, 2006 is as follows (in thousands):

Amortization
Fiscal Year	Expense

2007	$1,530
2008	617
2009	155
2010	153
2011	129
Thereafter	406

Total future amortization expense	$2,990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES
      The following is a summary of other accrued liabilities and noncurrent liabilities at February 25, 2006 and February 26, 2005 (in thousands):

	2006	2005

Accrued payroll and other employee-related liabilities	$39,448	$37,034
Accrued taxes, other than income	24,652	22,929
Other	33,393	35,760

Other accrued liabilities	$97,493	$95,723

Rent-related liabilities	$40,254	$40,018
Retirement benefits	56,404	51,994
Other	10,373	8,790

Other noncurrent liabilities	$107,031	$100,802

NOTE 8 — LEASE TERMINATION OBLIGATION
      Although the Company typically does not terminate leases prior to their expiration, periodically certain stores or storage facilities with relatively short terms remaining on the leases are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these lease terminations, the Company recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets and associated intangible assets related to store closures was approximately $1,500,000 in fiscal 2006 and was not material in prior years. The write-down of inventory or employee severance costs associated with these closures was not significant in fiscal 2006; and, there were no write-downs for inventory or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee severance costs in fiscal 2005 or 2004. The following table represents a rollforward of the liability balances for the three fiscal years ended February 25, 2006 (in thousands):

Lease
Termination
Obligation

Balance at March 1, 2003	$782
Original charges	2,971
Revisions	287
Cash payments	(2,292)

Balance at February 28, 2004	1,748
Original charges	1,480
Revisions	763
Cash payments	(2,516)

Balance at February 26, 2005	1,475
Original charges	3,689
Revisions	487
Cash payments	(2,792)

Balance at February 25, 2006	$2,859

NOTE 9 — LONG-TERM DEBT AND AVAILABLE CREDIT
      Long-term debt is summarized as follows at February 25, 2006 and February 26, 2005 (in thousands):

	2006	2005

Industrial revenue bonds	$19,000	$19,000
6.375% convertible senior notes	165,000	—

	184,000	19,000
Less — portion due within one year	—	—

Long-term debt	$184,000	$19,000

      In fiscal 1987, the Company entered into industrial revenue bond loan agreements aggregating $25,000,000. Proceeds were used to construct three warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. Subsequent to the sale of the old distribution center located in Savannah, Georgia, the Company repaid the related $6,000,000 outstanding balance in industrial revenue bonds on December 1, 2003. The extinguishment of these bonds did not have a material impact on the Company’s consolidated statement of operations. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rates, including commitment fees of 1.0%, were 4.1% and 2.9% for fiscal 2006 and 2005, respectively.
      In February 2006, the Company issued $165,000,000 of 6.375% convertible senior notes due 2036 (the “Notes”) in a private placement, and intends to register the Notes with the Securities and Exchange Commission by June 2006. The Notes bear interest at a rate of 6.375% per year until February 15, 2011 and at a rate of 6.125% per year thereafter. Interest is payable semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. The Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $15.19 per share representing a 40% conversion premium). Holders of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Notes may convert their Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after May 27, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price per share of common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if the Company has called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. In general, upon conversion of a Note, a holder will receive cash equal to the lesser of the principal amount of the Note or the conversion value of the Note and common stock of the Company for any conversion value in excess of the principal amount. As of February 25, 2006, the maximum number of shares that could be required to be issued to net share settle the conversion of the Notes is 10,862,412 shares. The Company may redeem the Notes at its option on or after February 15, 2011 for cash at 100% of the principal amount. Additionally, the holders of the Notes may require the Company to purchase all or a portion of their Notes under certain circumstances, in each case at a repurchase price in cash equal to 100% of the principal amount of the repurchased Notes at February 15, 2011, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031, or if certain fundamental changes occur. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries.
      In connection with the issuance of the Notes, the Company purchased a call option with respect to its common stock. If the call option, which expires February 15, 2011, is exercised by the Company, it must be net share settled and in all cases, the Company would receive shares. This transaction has no effect on the terms of the Notes, but is intended to reduce the potential dilution upon future conversion of the Notes by effectively increasing the initial conversion price to $17.09 per share, representing a 57.5% conversion premium. The call option is exercisable under the same circumstances which can trigger conversion under the Notes. The cost of $9,145,000 of the purchased call option was included in shareholders’ equity, along with the partially offsetting tax benefit of the call option of $3,396,000.
      EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides guidance for distinguishing between when a financial instrument should be accounted for permanently in equity, temporarily in equity or as an asset or liability. The conversion feature of the Notes and the call option each meet the requirements of EITF 00-19 to be accounted for as equity instruments. Therefore, the conversion feature has not been accounted for as a derivative, which would require a mark-to-market adjustment each period. In the event the debt is exchanged, the transaction will be accounted for with the cash payment of principal reducing the recorded liability and the issuance of common shares recorded in shareholders’ equity. In addition, the premium paid for the call option has been recorded as additional paid-in capital in the accompanying consolidated balance sheet and is not accounted for as a derivative. Incremental net shares for the Note conversion feature will be included in the Company’s future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $15.19 per share.
      As a result of the offsetting call and put features of the Notes in five years, the Company anticipates the entire $165,000,000 in Notes will be repaid on February 15, 2011. Therefore, the Notes are included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2011 long-term debt maturities in the table below. Long-term debt matures as follows (in thousands):

Long-term
Fiscal Year	Debt

2007	$—
2008	—
2009	—
2010	—
2011	165,000
Thereafter	19,000

Total long-term debt	$184,000

      In August 2003, the Company replaced its five-year $125,000,000 revolving credit facility with a comparable three-year $125,000,000 revolving credit facility, all of which was available at fiscal 2005 year-end. Proceeds of borrowings under the credit facility were available for working capital of the Company and for general corporate purposes. This agreement had a scheduled maturity date of August 2006 and had certain restrictive covenants which required, among other things, the maintenance of certain financial ratios including debt to net cash flow, fixed charge coverage and minimum tangible net worth. At the time this credit facility was repaid, it bore a floating interest rate (LIBOR plus 1.25%) based on the Company’s corporate debt rating and required a commitment fee of 0.25% on unused amounts. The Company had no borrowings under either facility during fiscal 2005 and 2004.
      In November 2005, the Company entered into a new $325,000,000 secured credit facility which matures in November 2010. This facility is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. It replaced the Company’s previous unsecured bank facilities, including the three-year $125,000,000 revolving credit facility discussed above, the $120,000,000 uncommitted letter of credit facility, and other credit lines used for special-purpose letters of credit. The new facility initially bears interest at LIBOR plus 1.0% for cash borrowings. The Company will not be required to comply with restrictive covenants under the new facility unless the facility has less than $32,500,000 available under the borrowing base as defined in the agreement. As of February 25, 2006, the Company’s borrowing base was $221,547,000, of which $127,082,000 was available for cash borrowings. The Company pays a fee of 1.0% for standby letters of credit, 0.5% for trade letters of credit and a commitment fee of 0.25% for any unused amounts. As of February 25, 2006, the Company had no outstanding cash borrowings and approximately $94,465,000 in letters of credit utilized against the new secured credit facility. Of the outstanding balance, approximately $43,635,000 related to trade letters of credit for merchandise purchases, $29,000,000 related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $19,430,000 related to standby letters of credit on the Company’s industrial revenue bonds, and $2,400,000 related to other miscellaneous standby letters of credit. This facility may limit certain investments and, in some instances, limit payment of dividends and repurchases of the Company’s common stock. Under this new credit facility, the Company will not be restricted from paying dividends unless the availability under the facility is less than 30% of the Company’s borrowing base calculation. The Company was in compliance with all material debt covenants at fiscal 2006 year-end. The Company was granted a waiver by the lenders subsequent to year-end in connection with the restatement of the Company’s consolidated statements of cash flows for fiscal year 2005 and 2004.
NOTE 10 — CONDENSED FINANCIAL STATEMENTS
      The Company’s 6.375% convertible senior notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such notes are comprised of the Company’s foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. The Company intends to register these Notes with the Securities and Exchange Commission by June 2006; therefore, in lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Year Ended February 25, 2006
(In thousands)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,770,323	$59,734	$(53,356)	$1,776,701
Cost of sales (including buying and store occupancy costs)	—	1,174,228	55,161	(54,378)	1,175,011
Selling, general and administrative (including depreciation and amortization)	1,163	641,833	1,506	—	644,502

Operating income (loss)	(1,163)	(45,738)	3,067	1,022	(42,812)
Nonoperating (income) expenses	711	(2,288)	677	—	(900)

Income (loss) from continuing operations before income taxes	(1,874)	(43,450)	2,390	1,022	(41,912)
Provision (benefit) for income taxes	—	(14,842)	401	—	(14,441)

Net income (loss) from continuing operations	(1,874)	(28,608)	1,989	1,022	(27,471)
Net income (loss) from subsidiaries	(38,952)	(10,344)	—	49,296	—
Discontinued operations:
Loss from discontinued operations	—	—	(17,583)	—	(17,583)
Benefit for income taxes	—	—	(5,250)	—	(5,250)

Net loss from discontinued operations	—	—	(12,333)	—	(12,333)

Net income (loss)	$(40,826)	$(38,952)	$(10,344)	$50,318	$(39,804)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Year Ended February 26, 2005
(In thousands)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,820,003	$61,934	$(56,594)	$1,825,343
Cost of sales (including buying and store occupancy costs)	—	1,124,380	53,808	(56,491)	1,121,697
Selling, general and administrative (including depreciation and amortization)	1,332	602,667	1,398	—	605,397

Operating income (loss)	(1,332)	92,956	6,728	(103)	98,249
Nonoperating (income) expenses	446	(1,828)	482	—	(900)

Income (loss) from continuing operations before income taxes	(1,778)	94,784	6,246	(103)	99,149
Provision for income taxes	—	35,313	1,071	—	36,384

Net income (loss) from continuing operations	(1,778)	59,471	5,175	(103)	62,765
Net income (loss) from subsidiaries	62,338	2,867	—	(65,205)	—
Discontinued operations:
Loss from discontinued operations	—	—	(2,308)	—	(2,308)
Benefit for income taxes	—	—	—	—	—

Net loss from discontinued operations	—	—	(2,308)	—	(2,308)

Net income (loss)	$60,560	$62,338	$2,867	$(65,308)	$60,457

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Year Ended February 28, 2004
(In thousands)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,802,056	$60,122	$(56,086)	$1,806,092
Costs of sales (including buying and store occupancy costs)	—	1,049,065	51,976	(55,861)	1,045,180
Selling, general and administrative (including depreciation and amortization)	1,437	571,797	1,695	—	574,929

Operating income (loss)	(1,437)	181,194	6,451	(225)	185,983
Nonoperating (income) expenses	401	(2,514)	1,077	—	(1,036)

Income (loss) from continuing operations before income taxes	(1,838)	183,708	5,374	(225)	187,019
Provision for income taxes	—	68,259	1,056	—	69,315

Net income (loss) from continuing operations	(1,838)	115,449	4,318	(225)	117,704
Net income (loss) from subsidiaries	120,064	4,615	—	(124,679)	—
Discontinued operations:
Income from discontinued operations	—	—	297	—	297
Provision for income taxes	—	—	—	—	—

Net income from discontinued operations	—	—	297	—	297

Net income (loss)	$118,226	$120,064	$4,615	$(124,904)	$118,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
February 25, 2006
(In thousands)

	Pier 1
	Imports,	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$130,779	$100,769	$14,567	$—	$246,115
Beneficial interest in securitized receivables	—	50,000	—	—	50,000
Other accounts receivable, net	279	12,444	1,193	—	13,916
Inventories	—	368,978	—	—	368,978
Income tax receivable	—	17,927	84	—	18,011
Assets held for sale	—	—	32,359	—	32,359
Prepaid expenses and other current assets	—	45,547	(3)	—	45,544

Total current assets	131,058	595,665	48,200	—	774,923
Properties, net	—	292,027	6,895	—	298,922
Investment in subsidiaries	475,698	25,074	—	(500,772)	—
Other noncurrent assets	9,588	86,349	79	—	96,016

	$616,344	$999,115	$55,174	$(500,772)	$1,169,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201	$103,700	$2,015	$—	$105,916
Intercompany payable (receivable)	(142,171)	125,165	17,006	—	—
Gift cards and other deferred revenue	—	63,835	—	—	63,835
Accrued income taxes payable (receivable)	—	10,563	(5,800)	—	4,763
Liabilities related to assets held for sale	—	—	16,841	—	16,841
Other accrued liabilities	885	96,570	38	—	97,493

Total current liabilities	(141,085)	399,833	30,100	—	288,848
Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	2,447	104,584	—	—	107,031
Shareholders’ equity	589,982	475,698	25,074	(500,772)	589,982

	$616,344	$999,115	$55,174	$(500,772)	$1,169,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
February 26, 2005
(In thousands)

	Pier 1
	Imports,	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$482	$157,542	$27,698	$—	$185,722
Beneficial interest in securitized receivables	—	35,690	—	—	35,690
Other accounts receivable, net	1	10,555	533	—	11,089
Inventories	—	365,767	—	—	365,767
Assets held for sale	—	—	39,815	—	39,815
Prepaid expenses and other current assets	—	40,856	8	—	40,864

Total current assets	483	610,410	68,054	—	678,947
Properties, net	—	312,123	8,015	—	320,138
Investment in subsidiaries	512,836	43,055	—	(555,891)	—
Other noncurrent assets	932	75,653	79	—	76,664

	$514,251	$1,041,241	$76,148	$(555,891)	$1,075,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3	$105,767	$2,362	$—	$108,132
Intercompany payable (receivable)	(152,453)	137,016	15,437	—	—
Gift cards and other deferred revenue	—	60,844	—	—	60,844
Accrued income taxes payable	—	11,626	90	—	11,716
Liabilities related to assets held for sale	—	—	15,163	—	15,163
Other accrued liabilities	351	95,331	41	—	95,723

Total current liabilities	(152,099)	410,584	33,093	—	291,578
Long-term debt	—	19,000	—	—	19,000
Other noncurrent liabilities	1,981	98,821	—	—	100,802
Shareholders’ equity	664,369	512,836	43,055	(555,891)	664,369

	$514,251	$1,041,241	$76,148	$(555,891)	$1,075,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended February 25, 2006
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$3,029	$(60,152)	$16,443	$(23,617)	$(64,297)
Cash flow from investing activities:
Capital expenditures	—	(46,229)	(4,750)	—	(50,979)
Proceeds from disposition of properties	—	1,401	—	—	1,401
Proceeds from the sale of restricted investments	—	3,226	—	—	3,226
Purchase of restricted investments	—	(3,500)	—	—	(3,500)
Collections of principal on beneficial interest in securitized receivables	—	60,240	—	—	60,240
Investment in subsidiaries	—	(9,889)	—	9,889	—

Net cash provided by (used in) investing activities	—	5,249	(4,750)	9,889	10,388
Cash flow from financing activities:
Cash dividends	(34,667)	(50)	(23,567)	23,617	(34,667)
Purchases of treasury stock	(4,047)	—	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	7,641	—	—	—	7,641
Issuance of long-term debt	165,000	—	—	—	165,000
Notes payable borrowings	—	86,500	—	—	86,500
Repayments of notes payable	—	(86,500)	—	—	(86,500)
Debt issuance costs	(5,369)	(1,370)	—	—	(6,739)
Purchase of call option	(9,145)	—	—	—	(9,145)
Contributions from parent	—	—	9,889	(9,889)	—
Advances from (to) subsidiaries	7,855	(450)	(7,405)	—	—

Net cash provided by (used in) financing activities	127,268	(1,870)	(21,083)	13,728	118,043
Change in cash and cash equivalents	130,297	(56,773)	(9,390)	—	64,134
Cash and cash equivalents at beginning of period	482	157,542	31,057	—	189,081

Cash and cash equivalents at end of period	$130,779	$100,769	$21,667	$—	$253,215

(1)	Includes cash held for sale of $3,359 at beginning of period and $7,100 at end of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended February 26, 2005
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by operating activities	$2,660	$43,761	$4,709	$—	$51,130
Cash flow from investing activities:
Capital expenditures	—	(95,491)	(3,748)	—	(99,239)
Proceeds from disposition of properties	—	3,852	—	—	3,852
Purchase of restricted investments	—	(10,807)	—	—	(10,807)
Collections of principal on beneficial interest in securitized receivables	—	99,712	—	—	99,712

Net cash used in investing activities	—	(2,734)	(3,748)	—	(6,482)
Cash flow from financing activities:
Cash dividends	(34,762)	—	—	—	(34,762)
Purchases of treasury stock	(58,210)	—	—	—	(58,210)
Proceeds from stock options exercised, stock purchase plan and other, net	12,473	—	—	—	12,473
Debt issuance costs	(40)	(129)	—	—	(169)
Advances from (to) subsidiaries	74,116	(70,589)	(3,527)	—	—

Net cash used in financing activities	(6,423)	(70,718)	(3,527)	—	(80,668)
Change in cash and cash equivalents	(3,763)	(29,691)	(2,566)	—	(36,020)
Cash and cash equivalents at beginning of period	4,245	187,233	33,623	—	225,101

Cash and cash equivalents at end of period	$482	$157,542	$31,057	$—	$189,081

(1)	Includes cash held for sale of $6,148 at beginning of period and $3,359 at end of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended February 28, 2004
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$57,028	$59,072	$32,655	$(55,010)	$93,745
Cash flow from investing activities:
Capital expenditures	—	(118,590)	(2,600)	—	(121,190)
Proceeds from disposition of properties	—	34,450	—	—	34,450
Purchase of restricted investments	—	(8,752)	—	—	(8,752)
Collections of principal on beneficial interest in securitized receivables	—	78,788	—	—	78,788
Investment in subsidiaries	—	(83)	—	83	—

Net cash provided by (used in) investing activities	—	(14,187)	(2,600)	83	(16,704)
Cash flow from financing activities:
Cash dividends	(26,780)	(55,010)	—	55,010	(26,780)
Purchases of treasury stock	(76,009)	—	—	—	(76,009)
Proceeds from stock options exercised, stock purchase plan and other, net	15,709	—	—	—	15,709
Repayments of notes payable	—	(6,000)	(390)	—	(6,390)
Debt issuance costs	(411)	(173)	—	—	(584)
Contributions from parent	—	—	83	(83)	—
Advances from (to) subsidiaries	34,578	(29,385)	(5,193)	—	—

Net cash provided by (used in) financing activities	(52,913)	(90,568)	(5,500)	54,927	(94,054)
Change in cash and cash equivalents	4,115	(45,683)	24,555	—	(17,013)
Cash and cash equivalents at beginning of period	130	232,916	9,068	—	242,114

Cash and cash equivalents at end of period	$4,245	$187,233	$33,623	$—	$225,101

(1)	Includes cash held for sale of $6,506 at beginning of period and $6,148 at end of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — EMPLOYEE BENEFIT PLANS
      The Company offers a qualified, defined contribution employee retirement plan to all its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. Employees contributing 1% to 5% of their compensation receive a matching Company contribution of up to 3%. Company contributions to the plan were $2,815,000, $2,729,000 and $2,349,000 in fiscal 2006, 2005, and 2004, respectively.
      In addition, the Company offers non-qualified retirement savings plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $1,594,000, $1,498,000 and $1,356,000 for fiscal 2006, 2005 and 2004, respectively.
      The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, a participant will receive benefits based on highest compensation and years of service. The Company recorded expenses related to the Plans of $8,934,000, $4,378,000 and $3,306,000 in fiscal 2006, 2005 and 2004, respectively.
      The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest yielding investments in the amounts of $22,379,000 and $21,386,000 at February 25, 2006 and February 26, 2005, respectively, and earned average rates of return of 3.4%, 1.4% and 0.9% in fiscal 2006, 2005 and 2004, respectively. These investments are restricted and may be used only to satisfy retirement obligations to certain participants and are classified in the financial statements as noncurrent assets. The Company has accounted for these restricted investments as available-for-sale securities. A cash contribution of $3,500,000 was made to the trust in fiscal 2006. Any future contributions will be made at the discretion of the Compensation Committee of the Board of Directors and may be made in the form of cash or other assets such as life insurance policies. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and past key executives. At February 25, 2006, the cash surrender value of these policies was $19,656,000 and the death benefit was $37,968,000. Restricted investments from the trust were sold to fund retirement benefits of $3,226,000 in fiscal 2006. Funds from the trust will also be used to fund benefit payments through fiscal year 2016 that are expected to total approximately $35,934,000. Of this amount, the Company expects to pay $650,000 during fiscal 2007, $29,225,000 during fiscal 2008, $223,000 during fiscal 2009, $238,000 during fiscal 2010, $1,024,000 during fiscal 2011 and $4,574,000 during fiscal years 2012 through 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Measurement of obligations for the Plans is calculated as of each fiscal year-end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of February 25, 2006 and February 26, 2005 (in thousands):

	2006	2005

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$36,342	$23,073
Service cost	2,043	1,932
Interest cost	1,590	1,442
Actuarial loss	1,179	9,895
Settlement charge	1,008	—
Benefits paid	(3,226)	—

Projected benefit obligation, end of year	$38,936	$36,342

Reconciliation of funded status:
Funded status	$(38,936)	$(36,342)
Unrecognized net loss	11,806	13,997
Unrecognized prior service cost	3,609	4,532

Accrued pension cost	(23,521)	(17,813)
Additional minimum liability	(12,473)	(15,222)

Accrued benefit liability/accumulated benefit obligation	$(35,994)	$(33,035)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(35,994)	$(33,035)
Intangible asset	3,609	4,531
Accumulated other comprehensive loss, pre-tax	8,864	10,691

Net amount recognized	$(23,521)	$(17,813)

(Decrease) increase in minimum liability included in comprehensive income, net of tax	$(1,149)	$4,780

Minimum liability included in cumulative comprehensive income, net of taxes of $3,291 and $3,970, respectively	$5,573	$6,721

      Weighted average assumptions used to determine:

	2006	2005

Benefit obligation, end of year:
Discount rate	5.00%	4.50%
Lump-sum conversion discount rate	2.75%	3.00%
Rate of compensation increase	3.50%	5.00%
Net periodic benefit cost for years ended:
Discount rate	4.50%	6.25%
Lump-sum conversion discount rate	3.00%	3.25%
Rate of compensation increase	5.00%	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit cost included the following actuarially determined components during fiscal 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Service cost	$2,043	$1,932	$701
Interest cost	1,590	1,442	1,414
Amortization of unrecognized prior service cost	830	830	862
Amortization of net actuarial loss	3,463	174	329
Other — settlement charge	1,008	—	—

Net periodic benefit cost	$8,934	$4,378	$3,306

NOTE 12 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY
      Stock purchase plan — Substantially all employees are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each participant may contribute up to 10% of the eligible portions of compensation. The Company contributes from 10% to 100% of the participants’ contributions, depending upon length of participation and date of entry into the plan. Company contributions to the plan were $1,267,000, $1,266,000 and $1,174,000 in fiscal years 2006, 2005 and 2004, respectively.
      Restricted stock grant plan — In fiscal 2006, the Company granted 218,000 shares of restricted stock awards to executive officers pursuant to the Pier 1 Imports, Inc. Management Restricted Stock Plan of which 203,000 remain outstanding. The fiscal 2006 stock grant will vest over a three year period of continued employment. The fair value at the date of grant of these restricted stock shares will be expensed over the aforementioned vesting period. Compensation expense for the restricted stock grant plan was $636,000 in fiscal 2006. There was no compensation expense related to this plan for fiscal 2005 or 2004. As of fiscal 2006 year-end, 65,592 shares were available for future grants.
      Stock plans — In June 1999, the Company adopted the Pier 1 Imports, Inc. 1999 Stock Plan (the “Plan”). The Plan will replace the Company’s two previous stock option plans, which were the 1989 Employee Stock Option Plan (the “Employee Plan”) and the 1989 Non-Employee Director Stock Option Plan (the “Director Plan”).
      The Plan provides for the granting of options to directors and employees with an exercise price not less than the fair market value of the common stock on the date of the grant. Options may be either Incentive Stock Options authorized under Section 422 of the Internal Revenue Code or nonqualified options, which do not qualify as Incentive Stock Options. Current director compensation provides for nonqualified options covering 6,000 shares to be granted once each year to each non-employee director. Additionally, the Plan authorizes a Director Deferred Stock Program. As the program is currently implemented by the Board of Directors, each director must defer a minimum of 50% and may defer up to 100% of the director’s cash fees into a deferred stock account. The amount deferred receives a 50% matching contribution from the Company. The Plan provides that a maximum of 14,500,000 shares of common stock may be issued under the Plan, of which not more than 250,000 shares may be issued under the Directors Deferred Stock Program. Options issued to employees vest equally over a period of four years while non-employee directors’ options are fully vested at the date of issuance. Both have a contractual life of ten years. Employee options will fully vest upon retirement or, under certain conditions, such as a change in control of the Company. The Company will continue to accelerate the vesting of employee options at the time of retirement until the adoption of SFAS 123R. Subsequent to adoption, options will be vested over the period of time from grant date to retirement eligibility. As of February 25, 2006 and February 26, 2005, respectively, there were 490,202 and 1,451,504 shares available for grant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the Plan, of which 68,497 and 106,049 may be used for deferred stock issuance. Additionally, outstanding options covering 9,689,650 and 4,321,225 shares were exercisable under the Plan and 175,327 and 137,774 shares were issuable under the Directors Deferred Stock Program at fiscal years ended 2006 and 2005, respectively. The Plan will expire in June 2009, and the Board of Directors may at any time suspend or terminate the Plan or amend the Plan, subject to certain limitations.
      Under the Employee Plan, options may be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as nonqualified options. Most options issued under the Employee Plan vest over a period of four to five years and have a contractual life of ten years. As of February 25, 2006 and February 26, 2005, outstanding options covering 1,728,125 and 1,398,225 shares were exercisable, respectively. As a result of the expiration of the Employee Plan during fiscal 2005, no shares are available for future grant. The Director Plan expired in fiscal 2000. As of February 25, 2006 and February 26, 2005, outstanding options covering 20,250 and 27,000 shares, respectively, were exercisable under the Director Plan. As a result of the expiration of the Director Plan during fiscal 2000, no shares are available for future grants. Both plans were subject to adjustments for stock dividends and certain other changes to the Company’s capitalization.
      During fiscal 2006, the Company’s Board of Directors approved the accelerated vesting of approximately 3,806,375 unvested stock options awarded to employees under the Company’s stock option plans that had exercise prices exceeding the closing market price of $11.20 at September 27, 2005, by more than 50% and were granted more than one year earlier. These options were granted between September 26, 2002, and June 28, 2004, and had exercise prices ranging from $17.25 to $20.38 per share. Of the 3,806,375 options that became exercisable immediately as a result of the vesting acceleration, 1,859,000 were scheduled to vest over the next 12 months. Because these stock options had exercise prices significantly in excess of the Company’s current stock price, the Company believed that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options was not an accurate reflection of the economic value to the employees holding the options and that the options were not fully achieving their original objectives of employee retention and satisfaction. The Company also believed that the reduction in the Company’s stock option compensation expense for fiscal years 2007 and 2008 would enhance comparability of the Company’s financial statements with those of prior and subsequent years, since stock options are expected to represent a smaller portion of total compensation for the foreseeable future. SFAS 123R is effective for the Company at the beginning of its fiscal year 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option transactions related to the stock option plans during the three fiscal years ended February 25, 2006 is as follows:

			Weighted	Exercisable Shares
		Weighted	Average
		Average	Fair Value		Weighted
		Exercise	at Date	Number of	Average
	Shares	Price	of Grant	Shares	Exercise Price

Outstanding at March 1, 2003	9,246,037	$12.27		3,472,387	$8.96
Options granted	2,984,000	19.41	$8.67
Options exercised	(1,033,370)	9.73
Options cancelled or expired	(235,550)	16.32

Outstanding at February 28, 2004	10,961,117	14.37		4,568,117	10.46
Options granted	3,030,000	17.25	6.16
Options exercised	(994,517)	7.86
Options cancelled or expired	(723,275)	17.84

Outstanding at February 26, 2005	12,273,325	15.40		5,746,450	12.76
Options granted	1,477,000	14.26	4.75
Options exercised	(397,100)	7.92
Options cancelled or expired	(615,200)	17.36

Outstanding at February 25, 2006	12,738,025	15.41		11,438,025	15.54

For shares outstanding at February 25, 2006:

					Weighted
		Weighted	Weighted		Average
		Average	Average	Shares	Exercise Price -
	Total	Exercise	Remaining	Currently	Exercisable
Ranges of Exercise Prices	Shares	Price	Contractual Life	Exercisable	Shares

$5.81 — $14.25	5,136,625	$10.21	5.39	3,846,625	$8.87
$15.42 — $19.40	5,321,400	18.29	7.82	5,311,400	18.29
$20.35 — $21.00	2,280,000	20.39	6.59	2,280,000	20.39
      The Company accounts for its stock options using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, but is required to disclose the pro forma effect on net income and earnings per share as if the options were accounted for using a fair value-based method of accounting. For purposes of computing pro forma net income and earnings per share, the fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The fair values for options issued in fiscal 2006, 2005 and 2004 have been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Weighted average fair value of options granted	$4.75	$6.16	$8.67
Risk-free interest rates	3.84%	3.95%	3.00%
Expected stock price volatility	40.00%	40.00%	55.03%
Expected dividend yields	2.2%	1.5%	1.5%
Weighted average expected lives	5 years	5 years	5 years
      Option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Share purchase rights plan — On December 9, 1994, the Board of Directors adopted a Share Purchase Rights Plan and declared a dividend of one common stock purchase right (a “Right”) payable on each outstanding share of the Company’s common stock on December 21, 1994, and authorized the issuance of Rights for subsequently issued shares of common stock. The Rights expired on December 21, 2004. Prior to its expiration, the Company’s Board of Directors decided not to renew or extend the Share Purchase Rights Plan.
      Shares reserved for future issuances — As of February 25, 2006, the Company had approximately 13,469,000 shares reserved for future issuances under the stock plans.
NOTE 13 — INCOME TAXES
      The provision (benefit) for income taxes for each of the last three fiscal years consists of (in thousands):

	2006	2005	2004

Federal:
Current	$(2,402)	$24,615	$60,995
Deferred	(13,972)	2,414	152
State:
Current	1,880	3,958	6,871
Deferred	(510)	(383)	9
Foreign:
Current	577	5,776	1,265
Deferred	(14)	4	23

Provision (benefit) for income taxes from continuing operations	(14,441)	36,384	69,315
Provision (benefit) for income taxes from discontinued operations	(5,250)	—	—

Total provision (benefit) for income taxes	$(19,691)	$36,384	$69,315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities from continuing operations at February 25, 2006 and February 26, 2005 were comprised of the following (in thousands):

	2006	2005

Deferred tax assets:
Deferred compensation	$21,033	$17,760
Accrued average rent	14,785	13,351
Self insurance reserves	7,177	6,679
Minimum pension liability adjustment	3,291	3,970
Cumulative translation adjustment	1,234	703
Deferred revenue and revenue reserves	2,871	2,932
Purchased call option	3,377	—
Other	3,609	2,760

Total deferred tax assets	57,377	48,155

Deferred tax liabilities:
Fixed assets, net	(7,693)	(13,038)
Inventory	(21,429)	(24,440)
Other	(3,541)	(3,545)

Total deferred tax liabilities	(32,663)	(41,023)

Net deferred tax assets	$24,714	$7,132

      The Company has settled and closed all Internal Revenue Service (“IRS”) examinations of the Company’s tax returns for all years through fiscal 1999. The IRS is currently auditing fiscal years 2000, 2001 and 2002.
      The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 2006, 2005 and 2004, and income tax reported in continuing operations in the consolidated statements of operations is as follows (in thousands):

	2006	2005	2004

Tax at statutory federal income tax rate	$(14,669)	$34,702	$65,457
State income taxes, net of federal benefit	880	2,172	3,849
Net foreign income taxed at lower rates, net of foreign tax credits	(687)	(1,206)	(703)
Other, net	35	716	712

Provision (benefit) for income taxes from continuing operations	$(14,441)	$36,384	$69,315

      The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain foreign subsidiary earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on the repatriated earnings. There were numerous requirements that had to be satisfied for the repatriated earnings to qualify for the reduced rate of taxation. In September 2005, the Company finalized its evaluation of and the Company’s Board of Directors approved the repatriation of $25,000,000 of foreign earnings under the provisions of the Jobs Act. The Company repatriated these earnings on September 30, 2005 and believes it has satisfied the requirements to qualify for the reduced rate of taxation. This repatriation of earnings had an insignificant effect on the Company’s effective tax rate during the twelve months ended February 25, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — COMMITMENTS AND CONTINGENCIES
      Leases — At February 25, 2006, the Company had the following minimum lease commitments and future subtenant receipts from continuing operations in the years indicated (in thousands):

	Operating	Subtenant
Fiscal Year	Leases	Income

2007	$235,947	$305
2008	221,853	179
2009	202,287	94
2010	183,051	19
2011	160,381	6
Thereafter	411,838	12

Total lease commitments	$1,415,357	$615

      Rental expense incurred was $249,294,000, $238,875,000 and $209,217,000, including contingent rentals of $260,000, $391,000 and $801,000, based upon a percentage of sales, and net of sublease incomes totaling $311,000, $262,000 and $348,000 in fiscal 2006, 2005 and 2004, respectively.
      During fiscal 2004, the Company completed a sale-leaseback transaction related to its distribution facility located in Savannah, Georgia. The resulting 15-year lease qualified for operating lease treatment. The Company received $23,470,000 in proceeds in fiscal 2004, which approximated the net book value of the facility at the time of the sale.
      Legal matters — There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. While certain of the lawsuits involve substantial amounts, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. During fiscal 2004, the Company recorded a pre-tax charge of $2,619,000 in a settlement of and legal fees related to a class action lawsuit in California regarding compensation matters. Cash outlays related to the settlement were completed in fiscal 2005.
NOTE 15 — SUBSEQUENT EVENTS
      On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited, to Palli Limited for approximately $15,000,000. Palli Limited is a wholly owned subsidiary of Lagerinn ehf, an Iceland corporation owned by Jakup a Dul Jacobsen. Collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock on March 20, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      In accordance with SFAS No. 144, the results of operations related to the assets held for sale as of February 25, 2006, have been reclassified to discontinued operations in all periods presented. Summarized quarterly financial data for the years ended February 25, 2006 and February 26, 2005 are set forth below (in thousands except per share amounts):

	Three Months Ended

Fiscal 2006	5/28/2005	8/27/2005	11/26/2005	2/25/2006

Net sales	$390,314	$423,675	$456,690	$506,022
Gross profit	137,485	135,102	167,316	161,787
Net income (loss) from continuing operations(1)	(8,456)	(6,373)	(5,657)	(6,985)
Net income (loss) from discontinued operations	(4,006)	(3,812)	(1,524)	(2,991)
Net income (loss)	(12,462)	(10,185)	(7,181)	(9,976)
Basic earnings (loss) per share from continuing operations	(.10)	(.07)	(.06)	(.08)
Diluted earnings (loss) per share from continuing operations	(.10)	(.07)	(.06)	(.08)
Basic earnings (loss) per share from discontinued operations	(.04)	(.05)	(.02)	(.03)
Diluted earnings (loss) per share from discontinued operations	(.04)	(.05)	(.02)	(.03)
Basic earnings (loss) per share	(.14)	(.12)	(.08)	(.11)
Diluted earnings (loss) per share	(.14)	(.12)	(.08)	(.11)

	Three Months Ended

Fiscal 2005	5/29/2004	8/28/2004	11/27/2004	2/26/2005

Net sales	$417,867	$437,996	$467,202	$502,278
Gross profit	168,330	165,635	183,411	186,270
Net income (loss) from continuing operations(2)	13,984	12,858	18,583	17,340
Net income (loss) from discontinued operations	(2,247)	(2,412)	892	1,459
Net income (loss)	11,737	10,446	19,475	18,799
Basic earnings (loss) per share from continuing operations	.16	.15	.22	.20
Diluted earnings (loss) per share from continuing operations	.15	.15	.21	.20
Basic earnings (loss) per share from discontinued operations	(.03)	(.03)	.01	.02
Diluted earnings (loss) per share from discontinued operations	(.02)	(.03)	.01	.01
Basic earnings (loss) per share	.13	.12	.23	.22
Diluted earnings (loss) per share	.13	.12	.22	.21

(1)	Net income for the fourth quarter ended February 25, 2006 included the pre-tax effect of a $4.8 million impairment charge on long-lived store-level assets. Total impairment charges for fiscal year 2006 were $5.8 million. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of this charge.

(2)	Net income for the fourth quarter and fiscal year ended February 26, 2005 included the pre-tax effect of a $6.3 million charge related to operating leases for years prior to fiscal 2005. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of this charge.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 25, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
/s/ Marvin J. Girouard

Marvin J. Girouard
Chairman of the Board and
Chief Executive Officer
/s/ Charles H. Turner

Charles H. Turner
Executive Vice President, Finance,
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Pier 1 Imports, Inc.
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Pier 1 Imports, Inc. maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Pier 1 Imports, Inc. maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 25, 2006 and February 26, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2006 and our report dated April 25, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 25, 2006

      During the fourth quarter of fiscal 2006, the Company added additional controls related to its procedures for gathering cash flow information related to its securitization of proprietary credit card receivables. There has been no other change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 25, 2006, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Company.
Directors of the Company
      Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors — Nominees for Directors” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
      Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
      No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.
Executive Officers of the Company
      MARVIN J. GIROUARD, age 66, has served as Chairman and Chief Executive Officer of the Company since March 1999 and has been a member of the Executive Committee since December 1998. He has been a Director of the Company since August 1988. From June 1998 to February 1999, Mr. Girouard served as President and Chief Executive Officer of the Company and from August 1988 to June 1998 he served as President and Chief Operating Officer of the Company. From May 1985 until August 1988, he served as Senior Vice President of Merchandising of Pier 1 Imports (U.S.), Inc.
      CHARLES H. TURNER, age 49, has served as Executive Vice President of Finance since April 2002 and has served as Chief Financial Officer and Treasurer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.
      GREGORY S. HUMENESKY, age 54, has served as Executive Vice President of Human Resources of the Company since February 2005. Prior to joining the Company, he served as Senior Vice President of Human Resources at Zale Corporation from April 1996 to February 2005.
      JAY R. JACOBS, age 51, has served as Executive Vice President of Merchandising of the Company since April 2002. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.
      PHIL E. SCHNEIDER, age 54, has served as Executive Vice President of Marketing of the Company since April 2002. He served as Senior Vice President of Marketing of the Company from May 1993 to April 2002, and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

      DAVID A. WALKER, age 55, has served as Executive Vice President of Logistics and Allocations of the Company since April 2002. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.
      E. MITCHELL WEATHERLY, age 58, has served as Executive Vice President of Stores of the Company since December 2004. He served as Executive Vice President of Human Resources of the Company from April 2002 to December 2004. He served as Senior Vice President of Human Resources of the Company from June 1992 to April 2002, and served as Vice President of Human Resources of the Company from June 1989 to June 1992 and of Pier 1 Imports (U.S.), Inc. from August 1985 to June 1992.
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
      The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Fees Paid to Directors” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Management” and the section entitled “Executive Compensation — Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.
      Information required by this Item is incorporated by reference to the sections entitled “Other Business — Independent Auditor Fees” and “Other Business — Pre-approval of Nonaudit Fees” set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended February 25, 2006, February 26, 2005 and February 28, 2004

Consolidated Balance Sheets at February 25, 2006 and February 26, 2005

Consolidated Statements of Cash Flows for the Years Ended February 25, 2006, February 26, 2005 and February 28, 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended February 25, 2006, February 26, 2005 and February 28, 2004

Notes to Consolidated Financial Statements

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
Date: April 24, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin J. Girouard Marvin J. Girouard	Chairman and Chief Executive Officer	April 24, 2006

/s/ Charles H. Turner Charles H. Turner	Executive Vice President, Finance Chief Financial Officer and Treasurer	April 24, 2006

/s/ Susan E. Barley Susan E. Barley	Principal Accounting Officer	April 24, 2006

/s/ John H. Burgoyne John H. Burgoyne	Director	April 24, 2006

/s/ Dr. Michael R. Ferrari Dr. Michael R. Ferrari	Director	April 24, 2006

/s/ James M. Hoak, Jr. James M. Hoak, Jr.	Director	April 24, 2006

/s/ Karen W. Katz Karen W. Katz	Director	April 24, 2006

/s/ Terry E. London Terry E. London	Director	April 24, 2006

/s/ Tom M. Thomas Tom M. Thomas	Director	April 24, 2006

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

4.1	Indenture dated February 14, 2006 and Form of 6.375% Convertible Senior Notes due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and JPMorgan Chase Bank, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 16, 2006.

4.1.2	Registration Rights Agreement dated February 14, 2006, among Pier 1 Imports, Inc., the Guarantors parties thereto and the Initial Purchaser named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed February 16, 2006.

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated December 4, 2003, incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2004.

10.2*	The Company’s Supplemental Executive Retirement Plan effective May 1, 1986, as amended and restated as of December 5, 2002, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.

10.3*	The Company’s Supplemental Retirement Plan effective September 28, 1995, as amended and restated as of December 5, 2002, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.

10.3.1*	Amendment No. 1 to the Company’s Supplemental Retirement Plan dated effective January 1, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2005.

10.4.1*	The Company’s Benefit Restoration Plan as amended and restated effective July 1, 1995, incorporated herein by reference to Exhibit 10.5.1 to the Company’s Form 10-Q for the quarter ended May 27, 1995.

10.4.2*	Amendment Nos. 1, 2, 3, 4, 5 and 6 to the Company’s Benefit Restoration Plan, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.

10.5.1*	The Company’s Management Restricted Stock Plan, as amended and restated effective June 30, 2005, incorporated herein by reference to Exhibit 10.5.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005.

10.5.2*	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 28, 2005.

10.6.1*	The Company’s 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.

10.6.2*	Amendment No. 1 to the Company’s 1989 Employee Stock Option Plan, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.

10.7*	The Company’s 1989 Non-Employee Director Stock Option Plan, as amended effective June 28, 1989, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended March 3, 1990.

10.8*	Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended February 29, 1992.

10.9*	The Company’s Management Medical and Tax Benefit Plans, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended February 26, 1994.

10.10.1	Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended March 1, 1997.

Exhibit No.	Description

10.10.2	Amendments Nos. 1, 2 and 3 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.13.2 to the Company’s Form 10-K for the fiscal year ended February 28, 1998.

10.10.3	Amendment No. 4 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 10-K for the fiscal year ended March 3, 2001.

10.10.4	Amendment No. 5 to the Pooling and Servicing Agreement dated as of February 12, 1997 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., as servicer, and Wells Fargo Bank Minnesota, National Association as trustee, incorporated herein by reference to Exhibit 10.11.4 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.11*	Senior Management Bonus Plan restated as amended April 5, 2002, incorporated herein by reference to Appendix B, page B-1, of the Company’s Proxy Statement for the fiscal year ended March 2, 2002.

10.12*	The Company’s 1999 Stock Plan, as amended and restated as of June 25, 2004, incorporated herein by reference to Appendix C, page B-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.

10.13*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.

10.14.1	Certificate Purchase Agreement among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the purchasers named therein and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.14.2	Amendment Nos. 1, 2, 3 and 4 to the Certificate Purchase Agreement.

10.14.3	Fifth Amendment Agreement (Purchase Agreement) dated as of September 7, 2005 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the Class A Purchasers and J.P. Morgan Chase Bank, N.A., as agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2005.

10.14.4	Sixth Amendment Agreement (Purchase Agreement) dated as of September 19, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the Class A Purchasers and J.P. Morgan Chase Bank, N.A., as agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 27, 2005.

10.15	Repurchase Agreements relating to the cancellation of Series 1997-1 Class A Certificates, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

10.16*	The Company’s Stock Purchase Plan, as amended June 25, 2004, incorporated herein by reference to Appendix C, page C-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.

10.17*	Employment Agreement between Pier 1 Imports, Inc. and Gregory S. Humenesky, dated February 28, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2005.

10.18.1	Series 2001-1 Supplement, dated as of September 4, 2001, as amended September 3, 2002, June 17, 2003, August 31, 2004, and February 22, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank Minnesota, National Association as trustee.

10.18.2	Fifth Amendment Agreement (Supplement) dated as of September 7, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank, Minnesota, National Association, as trustee, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2005.

10.18.3	Sixth Amendment Agreement (Supplement) dated as of September 19, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank, Minnesota, National Association, as trustee, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended August 27, 2005.

10.18.4	Seventh Amendment Agreement dated as of February 6, 2006, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2006.

Exhibit No.	Description

10.18.5	Consent to Extension, effective as of March 9, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 15, 2006.

10.18.6	Eighth Amendment Agreement dated as of March 13, 2006, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 15, 2006.

10.19	Secured Credit Agreement, dated November 22, 2005, among the Company, certain of its subsidiaries, Bank of America, N.A., Wells Fargo Retail Finance, LLC, Wachovia Bank, National Association, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2005.

10.20	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.

10.21	Agreement for the Sale and Purchase of the Entire Issued Share Capital of The Pier Retail Group Limited dated March 20, 2006, by and among PIR Trading, Inc., Pier 1 Imports (U.S.), Inc., Palli Limited and Lagerinn ehf., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 24, 2006.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contracts and Compensatory Plans