Form 10-Q
period 2006-05-27
PIER 1 IMPORTS INC/DE
filed 2006-07-06
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 27, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 3, 2006

Common Stock, $1.00 par value	87,507,174

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	May 27,	May 28,
	2006	2005
Net sales	$376,092	$390,314

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	248,840	252,829
Selling, general and administrative expenses	147,583	140,189
Depreciation and amortization	13,624	13,954

	410,047	406,972

Operating loss	(33,955)	(16,658)

Nonoperating (income) and expenses:
Interest and investment income	(2,913)	(1,122)
Interest expense	3,451	365

	538	(757)

Loss from continuing operations before income taxes	(34,493)	(15,901)
Income tax benefit	(11,728)	(7,445)

Loss from continuing operations	(22,765)	(8,456)

Discontinued operations:
Loss from discontinued operations	(638)	(4,006)
Income tax benefit	(231)	—

Loss from discontinued operations	(407)	(4,006)

Net loss	$(23,172)	$(12,462)

Loss per share from continuing operations:
Basic	$(0.26)	$(0.10)

Diluted	$(0.26)	$(0.10)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

Loss per share:
Basic	$(0.27)	$(0.14)

Diluted	$(0.27)	$(0.14)

Dividends declared per share:	$0.10	$0.10

Average shares outstanding during period:
Basic	87,095	86,391

Diluted	87,095	86,391

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	May 27,	February 25,	May 28,
	2006	2006	2005
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $224,326, $238,463 and $95,145, respectively	$235,187	$246,115	$105,661
Beneficial interest in securitized receivables	46,695	50,000	35,992
Other accounts receivable, net	17,718	13,916	13,260
Inventories	357,260	368,978	408,311
Income tax receivable	30,593	18,011	16,377
Assets of discontinued operations	—	32,359	37,806
Prepaid expenses and other current assets	42,353	45,544	40,218

Total current assets	729,806	774,923	657,625

Properties, net	294,290	298,922	317,925
Other noncurrent assets	95,358	96,016	76,416

	$1,119,454	$1,169,861	$1,051,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$97,978	$105,916	$107,878
Gift cards and other deferred revenue	62,639	63,835	58,248
Accrued income taxes payable	4,141	4,763	4,591
Liabilities related to discontinued operations	—	16,841	16,040
Other accrued liabilities	102,911	97,493	102,030

Total current liabilities	267,669	288,848	288,787

Long-term debt	184,000	184,000	19,000
Other noncurrent liabilities	109,038	107,031	104,199

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	129,357	132,075	141,615
Retained earnings	550,329	582,221	635,614
Cumulative other comprehensive loss	(2,432)	(583)	(2,283)
Less — 13,577,000, 13,761,000 and 14,596,000 common shares in treasury, at cost, respectively	(219,286)	(222,254)	(235,745)
Less unearned compensation	—	(2,256)	—

	558,747	589,982	639,980

Commitments and contingencies	—	—	—

	$1,119,454	$1,169,861	$1,051,966

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 27,	May 28,
	2006	2005
Cash flow from operating activities:
Net loss	$(23,172)	$(12,462)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	16,133	18,478
Loss on impairment of fixed assets	1,965	—
Stock-based compensation expense	610	—
Deferred compensation	2,134	1,901
Lease termination expense	485	156
Sale of receivables in exchange for beneficial interest in securitized receivables	(7,658)	(17,878)
Other	(2,172)	169
Changes in cash from:
Inventories	12,560	(40,750)
Other accounts receivable, prepaid expenses and other current assets	(5,309)	(7,422)
Income tax receivable	(12,486)	(16,377)
Accounts payable and accrued expenses	(4,794)	5,472
Accrued income taxes payable	(759)	(7,132)
Other noncurrent assets	300	7

Net cash used in operating activities	(22,163)	(75,838)

Cash flow from investing activities:
Capital expenditures	(11,611)	(13,972)
Proceeds from disposition of properties	45	19
Proceeds from sale of discontinued operations (net of $3,397 cash included in sale of discontinued operations)	11,601	—
Collections of principal on beneficial interest in securitized receivables	10,963	17,576

Net cash provided by investing activities	10,998	3,623

Cash flow from financing activities:
Cash dividends	(8,720)	(8,616)
Purchases of treasury stock	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	1,800	1,458
Excess tax benefits from stock-based compensation	96	—
Debt issuance costs	(39)	—

Net cash used in financing activities	(6,863)	(11,205)

Change in cash and cash equivalents	(18,028)	(83,420)
Cash and cash equivalents at beginning of period (including cash held for sale of $7,100 and $3,358, respectively)	253,215	189,081

Cash and cash equivalents at end of period	$235,187	$105,661

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 27, 2006
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Stock	Amount	Capital	Earnings	Loss	Stock	Compensation	Equity
Balance February 25, 2006	86,939	$100,779	$132,075	$582,221	($583)	($222,254)	($2,256)	$589,982

Comprehensive loss:

Net loss	—	—	—	(23,172)	—	—	—	(23,172)

Other comprehensive loss:

Currency translation adjustments	—	—	—	—	(1,849)	—	—	(1,849)

Comprehensive loss								(25,021)

Restricted stock compensation	—	—	(2,018)	—	—	—	2,256	238

Exercise of stock options, stock purchase plan and other	263	—	(1,072)	—	—	2,968	—	1,896

Stock option compensation	—	—	372	—	—	—	—	372

Cash dividends ($.10 per share)	—	—	—	(8,720)	—	—	—	(8,720)

Balance May 27, 2006	87,202	$100,779	$129,357	$550,329	$(2,432)	$(219,286)	$—	$558,747

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 27, 2006 AND MAY 28, 2005
(unaudited)
The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 25, 2006. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 27, 2006, and the results of operations and cash flows for the three months ended May 27, 2006 and May 28, 2005 have been made and consist only of normal recurring adjustments. The results of operations for the three months ended May 27, 2006 and May 28, 2005 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). For all periods presented, The Pier has been classified as discontinued operations. The classification of certain amounts, previously reported in the consolidated statement of cash flows for the three months ended May 28, 2005, has been modified to conform to the May 27, 2006 method of presentation.
Note 1 — Earnings (loss) per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding. As the effect would have been antidilutive, all 12,516,450 and 12,114,825 stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2007 and fiscal 2006, respectively, first quarter loss per share. Loss per share for the three months ended May 27, 2006 and May 28, 2005 was calculated as follows (in thousands except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	May 27,	May 28,
	2006	2005
Loss from continuing operations, basic and diluted	$(22,765)	$(8,456)
Loss from discontinued operations, basic and diluted	(407)	(4,006)

Net loss, basic and diluted	$(23,172)	$(12,462)

Average shares outstanding:
Basic	87,095	86,391
Plus assumed exercise of stock options	—	—

Diluted	87,095	86,391

Loss per share from continuing operations:
Basic	$(0.26)	$(0.10)

Diluted	$(0.26)	$(0.10)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

Net loss per share:
Basic	$(0.27)	$(0.14)

Diluted	$(0.27)	$(0.14)

Note 2 — Discontinued operations
During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier with stores located in the United Kingdom and Ireland. The Company met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that allowed it to classify The Pier as held for sale and present its results of operations as discontinued for all periods presented. During the first quarter of 2007, the Company sold The Pier to Palli Limited for approximately $15,000,000. Palli Limited is a wholly owned subsidiary of Lagerinn ehf, an Iceland corporation owned by Jakup a Dul Jacobsen. Collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock as of the date of the sale. Net sales for The Pier were $3,323,000 for the period ended March 20, 2006, compared to $15,395,000 for the three months ended May 28, 2005. Expenses incurred by the Company in the first quarter of fiscal 2007 related to The Pier were $407,000, net of taxes.
Note 3 — Comprehensive income (loss)
The components of comprehensive loss for the three months ended May 27, 2006 and May 28, 2005 were as follows (in thousands):

	Three Months Ended
	May 27,	May 28,
	2006	2005
Net loss	$(23,172)	$(12,462)
Currency translation adjustments	(1,849)	(857)

Comprehensive loss	$(25,021)	$(13,319)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4 — Stock-based compensation
On February 26, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to February 26, 2006, the Company accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Accordingly, prior period amounts have not been restated. Currently, the Company’s stock-based compensation relates to stock options and restricted stock awards. Compensation expense is recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. For the three months ended May 27, 2006, the Company’s compensation expense related to stock option grants was approximately $372,000, or $246,000 net of tax. At May 27, 2006, there was approximately $3,863,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.6 years. In addition, SFAS 123R requires that the benefits associated with tax deductions in excess of recognized compensation costs be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced operating cash flows and increased net financing cash flows by approximately $96,000 for the quarter ended May 27, 2006.
SFAS 123R requires disclosure of pro forma information for periods prior to adoption. The following table details the effect on net loss and loss per share from continuing operations for the three months ended May 28, 2005, illustrating the effect of applying the fair value recognition provisions of SFAS 123R (in thousands except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended
May 28,
2005
Net loss from continuing operations, as reported	$(8,456)

Stock-based employee compensation expense included in reported net loss, net of related tax effects	—

Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,292)

Pro forma net income (loss)	$(10,748)

Loss per share from continuing operations:
Basic — as reported	$(0.10)

Basic — pro forma	$(0.12)

Diluted — as reported	$(0.10)

Diluted — pro forma	$(0.12)

The Company’s stock incentive plans provide for the granting of stock options to certain employees of the Company to purchase shares of common stock. Options are granted at exercise prices equal to the market value of the Company’s common stock at the date of grant. Most options issued under the employee plan vest over a period of four to five years and have a contractual life of ten years. A summary of stock option transactions related to the stock option plan for the three months ended May 27, 2006 is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(In
	Options	Price	Life	thousands)
Stock Options
Outstanding at beginning of period	12,738,025	$15.41	6.6

Granted	—	—

Exercised	(83,700)	8.07

Cancelled	(340,875)	18.24

Outstanding at end of period	12,313,450	$15.38	6.3	$2,378

Exercisable at end of period	11,041,950	$15.51	6.1	$2,378

The total intrinsic value of options exercised for the three months ended May 27, 2006 and May 28, 2005 was approximately $357,000 and $363,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the Company’s nonvested options as of and for the three months ended May 27, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested at beginning of period	1,300,000	$4.75
Granted	—	—
Vested	(2,500)	4.75
Cancelled	(26,000)	4.75

Nonvested at end of period	1,271,500	$4.75

At May 27, 2006, the Company had 203,000 unvested shares of restricted stock awards outstanding to executive officers that were granted July 1, 2005 pursuant to the Pier 1 Imports, Inc. Management Restricted Stock Plan. There were no grants or cancellations for the three months ended May 27, 2006, nor did any grants vest. The stock grant vests ratably over a three year period of continued employment. The fair value at the date of grant of these restricted stock shares of $14.25 is being expensed over the vesting period. Compensation expense for restricted stock was approximately $238,000, or $157,000 net of tax, and $0 for the three months ended May 27, 2006 and May 28, 2005, respectively. As of May 27, 2006, there was approximately $2,018,000 of total unrecognized compensation expense related to restricted stock and 65,592 shares were available for future grants.
Note 5 — Lease termination obligation
Although the Company typically does not terminate a significant number of leases prior to their expiration, periodically certain stores or storage facilities are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and the write-down of inventory and employee severance cost associated with these closures was not significant. The following table represents a rollforward of the liability balances for the three months ended May 27, 2006 and May 28, 2005 (in thousands):

	Three Months Ended
	May 27,	May 28,
	2006	2005
Beginning of period	$2,859	$1,475

Original Charges	397	137
Revisions	88	19
Cash Payment	(1,294)	(636)

End of period	$2,050	$995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6 — Condensed financial statements
The Company’s 6.375% convertible senior notes (the ”Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. On June 13, 2006, subsequent to the fiscal 2007 first quarter-end, the Company registered these Notes with the Securities and Exchange Commission. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended May 27, 2006
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$373,706	$9,091	$(6,705)	$376,092
Cost of sales (including buying and store occupancy costs)	—	247,573	8,240	(6,973)	248,840
Selling, general and administrative (including depreciation and amortization)	550	160,358	299	—	161,207

Operating income (loss)	(550)	(34,225)	552	268	(33,955)

Nonoperating (income) expenses	(725)	1,422	(159)	—	538

Income (loss) from continuing operations before income taxes	175	(35,647)	711	268	(34,493)
Provision (benefit) for income taxes	—	(11,816)	88	—	(11,728)

Net income (loss) from continuing operations	175	(23,831)	623	268	(22,765)

Net income (loss) from subsidiaries	(23,615)	216	—	23,399	—

Discontinued operations:
Loss from discontinued operations	—	—	(638)	—	(638)
Income tax benefit	—	—	(231)	—	(231)

Net loss from discontinued operations	—	—	(407)	—	(407)

Net income (loss)	$(23,440)	$(23,615)	$216	$23,667	$(23,172)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended May 28, 2005
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$388,980	$14,869	$(13,535)	$390,314
Cost of sales (including buying and store occupancy costs)	—	253,512	12,963	(13,646)	252,829
Selling, general and administrative (including depreciation and amortization)	414	153,494	235	—	154,143

Operating income (loss)	(414)	(18,026)	1,671	111	(16,658)

Nonoperating (income) expenses	101	(989)	131	—	(757)

Income (loss) from continuing operations before income taxes	(515)	(17,037)	1,540	111	(15,901)
Provision (benefit) for income taxes	—	(7,545)	100	—	(7,445)

Net income (loss) from continuing operations	(515)	(9,492)	1,440	111	(8,456)

Net income (loss) from subsidiaries	(12,058)	(2,566)	—	14,624	—

Discontinued operations:
Loss from discontinued operations	—	—	(4,006)	—	(4,006)
Income tax benefit	—	—	—	—	—

Net loss from discontinued operations	—	—	(4,006)	—	(4,006)

Net income (loss)	$(12,573)	$(12,058)	$(2,566)	$14,735	$(12,462)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET
May 27, 2006
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$122,361	$98,078	$14,748	$—	$235,187
Beneficial interest in securitized receivables	—	46,695	—	—	46,695
Other accounts receivable, net	499	15,181	2,038	—	17,718
Inventories	—	357,260	—	—	357,260
Income tax receivable	—	30,608	(15)	—	30,593
Prepaid expenses and other current assets	—	42,344	9	—	42,353

Total current assets	122,860	590,166	16,780	—	729,806

Properties, net	—	287,440	6,850	—	294,290
Investment in subsidiaries	450,485	40,930	—	(491,415)	—
Other noncurrent assets	9,308	85,971	79	—	95,358

	$582,653	$1,004,507	$23,709	$(491,415)	$1,119,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72	$96,535	$1,371	$—	$97,978
Intercompany payable (receivable)	(147,214)	165,044	(17,830)	—	—
Gift cards and other deferred revenue	—	62,639	—	—	62,639
Accrued income taxes payable (receivable)	—	4,955	(814)	—	4,141
Other accrued liabilities	3,373	99,486	52	—	102,911

Total current liabilities	(143,769)	428,659	(17,221)	—	267,669

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	2,675	106,363	—	—	109,038
Shareholders’ equity	558,747	450,485	40,930	(491,415)	558,747

	$582,653	$1,004,507	$23,709	$(491,415)	$1,119,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
February 25, 2006
(in thousands)
(audited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$130,779	$100,769	$14,567	$—	$246,115
Beneficial interest in securitized receivables	—	50,000	—	—	50,000
Other accounts receivable, net	279	12,444	1,193	—	13,916
Inventories	—	368,978	—	—	368,978
Income tax receivable	—	17,927	84	—	18,011
Assets of discontinued operations	—	—	32,359	—	32,359
Prepaid expenses and other current assets	—	45,547	(3)	—	45,544

Total current assets	131,058	595,665	48,200	—	774,923

Properties, net	—	292,027	6,895	—	298,922
Investment in subsidiaries	475,698	25,074	—	(500,772)	—
Other noncurrent assets	9,588	86,349	79	—	96,016

	$616,344	$999,115	$55,174	$(500,772)	$1,169,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$201	$103,700	$2,015	$—	$105,916
Intercompany payable (receivable)	(142,171)	125,165	17,006	—	—
Gift cards and other deferred revenue	—	63,835	—	—	63,835
Accrued income taxes payable (receivable)	—	10,563	(5,800)	—	4,763
Liabilities related to discontinued operations	—	—	16,841	—	16,841
Other accrued liabilities	885	96,570	38	—	97,493

Total current liabilities	(141,085)	399,833	30,100	—	288,848

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	2,447	104,584	—	—	107,031
Shareholders’ equity	589,982	475,698	25,074	(500,772)	589,982

	$616,344	$999,115	$55,174	$(500,772)	$1,169,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
May 28, 2005
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$781	$76,969	$27,911	$—	$105,661
Beneficial interest in securitized receivables	—	35,992	—	—	35,992
Other accounts receivable, net	2	13,945	(687)	—	13,260
Inventories	—	408,311	—	—	408,311
Income tax receivable	—	16,377	—	—	16,377
Assets of discontinued operations	—	—	37,806	—	37,806
Prepaid expenses and other current assets	—	40,209	9	—	40,218

Total current assets	783	591,803	65,039	—	657,625

Properties, net	—	309,965	7,960	—	317,925
Investment in subsidiaries	500,032	39,830	—	(539,862)	—
Other noncurrent assets	1,063	75,274	79	—	76,416

	$501,878	$1,016,872	$73,078	$(539,862)	$1,051,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$148	$105,381	$2,349	$—	$107,878
Intercompany payable (receivable)	(140,705)	125,761	14,944	—	—
Gift cards and other deferred revenue	—	58,248	—	—	58,248
Accrued income taxes payable (receivable)	—	4,730	(139)	—	4,591
Liabilities related to discontinued operations	—	—	16,040	—	16,040
Other accrued liabilities	358	101,618	54	—	102,030

Total current liabilities	(140,199)	395,738	33,248	—	288,787

Long-term debt	—	19,000	—	—	19,000
Other noncurrent liabilities	2,097	102,102	—	—	104,199
Shareholders’ equity	639,980	500,032	39,830	(539,862)	639,980

	$501,878	$1,016,872	$73,078	$(539,862)	$1,051,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Three Months Ended May 27, 2006
(in thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries (1)	Eliminations	Total (1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$3,308	$(18,224)	$(7,229)	$(18)	$(22,163)

Cash flow from investing activities:
Capital expenditures	—	(11,611)	—	—	(11,611)
Proceeds from disposition of properties	—	45	—	—	45
Proceeds from sale of discontinued operations	—	11,601	—	—	11,601
Collections of principal on beneficial interest in securitized receivables	—	10,963	—	—	10,963

Net cash provided by investing activities	—	10,998	—	—	10,998

Cash flow from financing activities:
Cash dividends	(8,720)	(18)	—	18	(8,720)
Proceeds from stock options exercised, stock purchase plan and other, net	1,800	—	—	—	1,800
Excess tax benefits from stock- based compensation	—	96	—	—	96
Debt issuance costs	—	(39)	—	—	(39)
Advances from (to) subsidiaries	(4,806)	4,496	310	—	—

Net cash provided by (used in) financing activities	(11,726)	4,535	310	18	(6,863)

Change in cash and cash equivalents	(8,418)	(2,691)	(6,919)	—	(18,028)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$122,361	$98,078	$14,748	$—	$235,187

(1)	Includes cash related to discontinued operations of $7,100 at beginning of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Three Months Ended May 28, 2005
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries (1)	Eliminations	Total (1)
Cash flow from operating activities:
Net cash used in operating activities	$(72)	$(73,443)	$(2,323)	$—	$(75,838)

Cash flow from investing activities:
Capital expenditures	—	(12,484)	(1,488)	—	(13,972)
Proceeds from disposition of properties	—	19	—	—	19
Collections of principal on beneficial interest in securitized receivables	—	17,576	—	—	17,576

Net cash provided by (used in) investing activities	—	5,111	(1,488)	—	3,623

Cash flow from financing activities:
Cash dividends	(8,616)	—	—	—	(8,616)
Purchases of treasury stock	(4,047)	—	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	1,458	—	—	—	1,458
Advances from (to) subsidiaries	11,576	(12,241)	665	—	—

Net cash provided by (used in) financing activities	371	(12,241)	665	—	(11,205)

Change in cash and cash equivalents	299	(80,573)	(3,146)	—	(83,420)
Cash and cash equivalents at beginning of period	482	157,542	31,057	—	189,081

Cash and cash equivalents at end of period	$781	$76,969	$27,911	$—	$105,661

(1)	Includes cash related to discontinued operations of $3,358 at beginning of period and $0 at end of period.
Note 7 — Benefit plans
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
The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
noncurrent assets and consist of interest yielding investments in the amounts of $22,629,000 and $21,525,000 at May 27, 2006 and May 28, 2005, respectively. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company made no contributions to the trust during the first quarter of fiscal 2007. Additional contributions to the trust may be made during the remainder of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three months ended May 27, 2006 and May 28, 2005 were as follows (in thousands):

	Three Months Ended
	May 27,	May 28,
	2006	2005
Components of net periodic benefit cost:
Service cost	$601	$511
Interest cost	483	397
Amortization of unrecognized prior service costs	201	208
Amortization of net actuarial loss	809	866

Net periodic benefit cost	$2,094	$1,982

Note 8 — Income taxes
As of the end of the first quarter of fiscal 2007, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting future profits. Therefore, the actual effective tax rate for the three-month period ended May 27, 2006, was utilized to determine the Company’s tax provision. The calculation resulted in an income tax benefit of $11,728,000 and an effective tax rate of 34.0% for continuing operations, and an income tax benefit of $231,000 and an effective tax rate of 36.2% for discontinued operations for the three-month period then ended.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in North America under the names Pier 1 Imports (“Pier 1”) and “Pier 1 Kids”. Pier 1 Kids stores sell children’s home furnishings and decorative accessories. As of May 27, 2006, the Company operated 1,266 stores in the United States, Canada, Puerto Rico and Mexico. The Company conducts business as one operating segment.
Discontinued Operations — During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in the United Kingdom. The sale of The Pier was completed in March 2006. As a result, The Pier’s prior period operations are considered discontinued and have been reclassified accordingly. Expenses incurred during the quarter by the Company related to The Pier were $0.4 million, net of taxes. Discussions below relate to continuing operations, unless stated otherwise.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 27, 2006 and May 28, 2005:

	Three Months Ended
	May 27,	May 28,
	2006	2005
Key Performance Metrics
Total sales growth	(3.6%)	(6.6%)
Comparable stores sales growth	(6.6%)	(12.3%)
Merchandise margins as a % of sales	53.8%	53.2%
Store occupancy as a % of sales	20.0%	17.9%
Selling, general and administrative expenses as a % of sales	39.2%	35.9%
Operating loss as a % of sales	(9.0%)	(4.3%)
Loss from continuing operations as a % of sales	(6.1%)	(2.2%)
Loss from continuing operations per share	($0.26)	($0.10)
Inventory per retail square foot	$37.44	$43.89
Total retail square footage (in thousands)	9,542	9,304
Total retail square footage growth from the same period last year	2.6%	7.1%
Net sales during the first three months of fiscal 2007 declined 3.6% compared to the same period a year ago and comparable store sales declined 6.6%. The Company recorded a loss from continuing operations during the quarter of $22.8 million, resulting in a loss of $0.26 per share.
The Company has continued to experience disappointing sales during the first quarter of fiscal 2007 due primarily to macroeconomic pressures on consumers and an overall increase in competition within the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
home furnishings sector. Consumers are experiencing significant overlap in similar products available at multiple retailers making purchasing decisions more complicated. In addition, the Company has seen its niche as a specialty retailer shrink as mass merchandisers and luxury retailers both move into the middle-price market. All of these factors, as well as a lack of awareness of the new merchandise the Company introduced, have resulted in a decrease in customer traffic in the Company’s stores. The Company’s next step in increasing sales and improving performance is to increase the overall awareness of the new merchandise among both new and old customers through advertising and direct marketing.
During the first quarter of fiscal 2007, the Company continued to reposition itself to compete with higher-end home furnishings retailers, while maintaining the Company’s known value and uniqueness. In a significant repositioning of merchandise, the Company hallmarked its place in the market with new, contemporary and eclectic collections that offer better quality. The Company will continue to redefine its image by showcasing a unique blend of natural woods, textures and metals mixed with sleek, beautiful finishes that represent offerings that are exclusive to the Company.
It is too early to determine the success of the Company’s repositioning strategy and the impact on comparable store sales, but the Company has seen an increase in purchases by interior designers through its Design Concepts program. As designers often influence home fashion and trends, the Company believes that the initial acceptance of the new merchandise by designers is a positive indicator of the future of the merchandise.
The Company plans to continue monitoring consumer response to catalog mailings and television advertising, adjusting to various markets as they are identified. In addition, the Company plans to launch a new magazine advertising campaign, focusing on magazines that are geared toward home decorating and design. The focus of the Company’s marketing initiatives is to create and reinforce a new brand position for its products. The Company realizes that the product lines and marketing initiatives must continue to evolve and change to meet the needs of loyal customers while attracting a significant number of new customers.
It is evident that it takes time to inform customers of the Company’s new direction and improved merchandise offerings. Management believes that through its marketing efforts the Company will be able to persuade customers to return to its stores to see for themselves the repositioning of the brand and evolution of the merchandise. In the meantime, the Company will continue to focus on managing inventory levels and prudently controlling operating expenses.
Results of Operations
Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during the period were as follows (in thousands):

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended
	May 27,	May 28,
	2006	2005
Pier 1 Imports stores	$359,506	$377,871
Pier 1 Kids stores	8,781	8,141
Direct to consumer	4,152	2,632
Other (1)	3,653	1,670

Net sales	$376,092	$390,314

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears Roebuck de Mexico, S.A. de C.V.
Net sales for the first quarter of fiscal 2007 were $376.1 million, down 3.6% or $14.2 million from last year’s first quarter net sales of $390.3 million. Comparable store sales for the quarter declined 6.6%. Sales for the three month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the three months ended May 28, 2005	$390,314

Incremental sales growth (decline) from:
New stores opened during fiscal 2007	3,398
Stores opened during fiscal 2006	12,459
Comparable stores	(24,865)
Closed stores and other	(5,214)

Net sales for the three months ended May 27, 2006	$376,092

Sales declines during the first quarter of fiscal 2007 were the result of decreased customer traffic and competitive pressures in the home furnishings sector. Conversion rates during the quarter were down compared to last year, while average ticket amounts increased.
During the first quarter of fiscal 2007, the Company opened 14 and closed or relocated nine Pier 1 stores in the United States and Canada and opened two “store within a store” locations in Mexico. As a result of new store openings, total retail square footage increased 0.5% during the first quarter and 2.6% over the same quarter last year. The Pier 1 store count totaled 1,188 in the United States and Canada at the end of the first quarter compared to 1,163 stores a year ago. Including Pier 1 Kids, Mexico and Puerto Rico, the Company’s store count totaled 1,266 at the end of the first quarter of fiscal 2007.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2007 to the number open at the end of the first quarter follows (openings and closings include relocated stores):

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	United States	Mexico and		Continuing	Discontinued
	and Canada	Puerto Rico	Pier 1 Kids	Operations	Operations(1)	Total
Open at February 25, 2006	1,183	33	43	1,259	45	1,304
Openings	14	2	—	16	—	16
Closings	(9)	—	—	(9)	—	(9)
Other	—	—	—	—	(45)	(45)

Open at May 27, 2006	1,188	35	43	1,266	—	1,266

(1)	Discontinued operations relate to The Pier’s operations located in the United Kingdom and Ireland which were sold in March 2006.
Net sales on the Company’s proprietary credit card totaled $92.9 million for the first quarter of fiscal 2007, representing a decrease of 6.6% compared to proprietary credit card sales of $99.5 million for the same period of fiscal 2006. First quarter proprietary credit card sales comprised 26.9% of U.S. store sales versus 27.4% in the same period last fiscal year, and average sales per transaction on the card during the first quarter increased to $191 versus $172 for last year’s first quarter.
Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 140 basis points to 33.8% for the first quarter of fiscal 2007 from 35.2% last year. Merchandise margins for the first quarter increased 60 basis points to 53.8% of sales from last year’s 53.2% of sales primarily as a result of improvements in input margins. The trend in increased input margins is expected to continue through the year. Store occupancy costs for the quarter were $75.1 million or 20.0% of sales, an increase of $5.1 million or 210 basis points as a percentage of sales compared to last year’s first quarter store occupancy expense of $70.0 million. This increase as a percentage of sales resulted from relatively fixed rental costs spread over a lower sales base.
Operating Expenses, Depreciation and Income Taxes — Selling, general and administrative expenses for the first quarter of fiscal 2007 were $147.6 million or 39.2% of sales, an increase over the same quarter last year of $7.4 million or 330 basis points as a percentage of sales. Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $2.2 million and approximately 160 basis points as a percentage of sales. Store payroll increased $2.6 million or approximately 130 basis points as sales were insufficient to leverage certain fixed portions of store payroll costs incurred to maintain sufficient staffing for appropriate levels of customer service and strong visual presentations. Marketing expenditures were $29.9 million or 8.0% of sales for the quarter, a decrease of $1.0 million from the same quarter last year, remaining relatively flat as a percentage of sales. Although the timing of the Company’s marketing expenditures fluctuates between fiscal quarters, the Company anticipates total expenditures for fiscal 2007 to be approximately $100 million. Relatively fixed selling, general and administrative expenses increased $5.2 million and 180 basis points as a percentage of sales. The increase was primarily a result of impairment charges of $2.0 million recognized on long-lived store-level assets.
Depreciation and amortization expense for the first quarter was $13.6 million compared to $14.0 million for the same period last year. While depreciation expense increased as a result of an overall increase in the number of stores opened during the current year over the prior year and additional depreciation on software applications that were launched subsequent to the end of the fiscal 2006 first quarter, these increases were more than offset by a reduction in depreciation expense for certain assets becoming fully depreciated and the impairment of certain long-lived store assets since the end of the first quarter of fiscal 2006.
The operating loss for the quarter was $34.0 million compared to $16.7 million for last year’s first quarter.
As of the end of the first quarter of fiscal 2007, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting whether there will be a pre-tax profit or loss from

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
continuing operations for the entire year. Therefore, the actual effective tax rate for the three-month period ended May 27, 2006, was utilized to determine the Company’s tax provision. The calculation resulted in an income tax benefit of $11.7 million and an effective tax rate of 34.0% for continuing operations for the three-month period.
Net Loss — Net loss, including discontinued operations, for the first quarter of fiscal 2007 was $23.2 million, or $0.27 per share, compared to $12.5 million, or $0.14 per share, for the first quarter of fiscal 2006.
Liquidity and Capital Resources
For the purposes of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results. The Company ended the first quarter of fiscal 2007 with $235.2 million in cash and temporary investments compared to $105.7 million a year ago. Operating activities in the first quarter of fiscal 2007 used $22.2 million of cash, primarily as a result of the Company’s net loss. Inventory levels at the end of the first quarter of fiscal 2007 were $357.3 million, down $51.1 million or 12.5%, from inventory levels at the end of last year’s first quarter. At the end of the first quarter of fiscal 2007, retail square footage increased 2.6% compared to the same period last year, and inventory per retail square foot was $37, a decrease from $44 per retail square foot in the prior year. While inventory levels at the distribution centers remained relatively flat with last year, store-level inventories have declined significantly as a result of the Company’s efforts to create a cleaner and less cluttered shopping environment in the stores. In addition, the Company recently implemented a new rapid replenishment process in its stores where more merchandise is now held at the distribution centers rather than in stores and is restocked quickly as merchandise sells. This new process has removed at least a week from the restocking time in stores and helped to maintain the clean, contemporary look of the stores.
During the first three months of fiscal 2007, investing activities provided $11.0 million compared to $3.6 million during the same period last year. Proceeds from the sale of The Pier provided $15.0 million, partially offset by $3.4 million in cash held by The Pier on the date of the sale. Collections of principal on beneficial interest in securitized receivables provided $11.0 million compared to $17.6 million for the first quarter of fiscal 2006. Capital expenditures were $11.6 million in fiscal 2007 compared to $14.0 million in fiscal 2006, consisting primarily of $4.2 million for fixtures, equipment, and leasehold improvements for new and existing stores, $5.0 million for information systems’ enhancements and $2.4 million related to the Company’s distribution centers. Capital expenditures for fiscal 2007 are expected to be $38 million to $40 million. The Company has revised its previous store opening and closing projections and now plans to open approximately 35 new Pier 1 stores in the United States and Canada during fiscal 2007 and plans to close or relocate 45 to 50 Pier 1 stores and five Pier 1 Kids stores over the same period. In addition, the Company expects to open approximately seven “store within a store” locations in Mexico and Puerto Rico. In March 2006, the Company began operating its new distribution center in Tacoma, Washington, which is leased under an operating lease.
Financing activities for the first three months of fiscal 2007 used a net $6.9 million of the Company’s cash. Dividend payments totaled $8.7 million for the first quarter of fiscal 2007, and other financing activities, primarily the exercise of stock options, provided net cash of $1.8 million.
At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2007 were $177.7 million. The present value of total existing minimum operating lease commitments discounted at 10% was $934.7 million at the fiscal 2007 first quarter-end.
Working capital requirements are expected to be funded from cash generated from the operations of the Company, from funds received in the prior year related to the issuance of convertible debt and from borrowings against lines of credit. The Company’s bank facilities include a $325 million credit facility, which

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. This facility expires in November 2010. As of May 27, 2006, the Company had no outstanding cash borrowings and approximately $115.7 million in letters of credit utilized against the new secured credit facility, and the borrowing base was $222.1 million, of which $106.4 million was available for cash borrowings.
On June 22, 2006 the Company declared a quarterly cash dividend of $0.10 per share payable on August 16, 2006 to shareholders of record on August 2, 2006. The Company may continue to pay cash dividends but expects to retain most of its future earnings for support of the Company’s business. Under the Company’s secured credit facility, the Company would not be restricted from paying dividends unless the availability under the credit facility is less than 30% of the Company’s borrowing base calculation. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32.5 million. The Company was in compliance with all debt covenants at the fiscal 2007 first quarter-end.
The Company believes the funds provided from operations, cash on hand, available lines of credit and sales of the Company’s proprietary credit card receivables will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.
The Company is exploring the potential sale of its proprietary card business and may not renew its securitization agreement which expires in September 2006. In the event that the securitization is not renewed, payments on the receivables or the proceeds from the sale of the credit card business would be available to replace the cash flows from the daily sales of the receivables through the securitization. In addition, in the event that the securitization is not renewed the Company may attempt to negotiate an amendment to its secured credit facility to include the proprietary credit card receivables in its borrowing base calculation which will provide additional liquidity to the Company until such time as the credit card business is sold.
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
Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006, as filed with the Securities and Exchange Commission.
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 25, 2006.
Item 4. Controls and Procedures.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 27, 2006, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors.
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under the Company’s secured credit facility, the Company would not be restricted from paying dividends unless the availability under the credit facility is less than 30% of the Company’s borrowing base calculation. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32.5 million.
Item 3. Defaults upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of the Company was held June 22, 2006, for the purpose of electing seven Directors to hold office until the next Annual Meeting of Shareholders, and to vote on the proposed Pier 1 Imports, Inc. 2006 Stock Incentive Plan. The results of the election and the vote on the proposal follow:
Director Election:

Director	For	Withheld
Marvin J. Girouard	74,446,725	5,660,981
James M. Hoak, Jr.	68,056,910	12,050,796
Tom M. Thomas	66,331,198	13,776,508
John H. Burgoyne	68,654,756	11,452,950
Michael R. Ferrari	68,331,136	11,776,570
Karen W. Katz	68,643,486	11,464,220
Terry E. London	68,331,308	11,776,398
Proposed Pier 1 Imports, Inc. 2006 Stock Incentive Plan

For	Against	Abstain
57,247,223	7,098,416	938,252
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PIER 1 IMPORTS, INC. (Registrant)

Date: July 5, 2006	By:	/s/ Marvin J. Girouard
Marvin J. Girouard, Chairman of the Board
and Chief Executive Officer

Date: July 5, 2006	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: July 5, 2006	By:	/s/ Susan E. Barley
Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1.1	Pier 1 Imports, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to Appendix A, page A-1, of the Company’s Proxy Statement for the fiscal year ended February 25, 2006.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewithin