Form 10-Q
period 2006-08-26
PIER 1 IMPORTS INC/DE
filed 2006-10-05
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 26, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of September 27, 2006
Common Stock, $1.00 par value	87,608,305

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER I IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
Net sales	$370,698	$423,675	$746,790	$813,989

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	265,201	288,573	514,041	541,402
Selling, general and administrative expenses	153,145	134,964	300,728	275,153
Depreciation and amortization	13,604	14,140	27,228	28,094

	431,950	437,677	841,997	844,649

Operating loss	(61,252)	(14,002)	(95,207)	(30,660)

Nonoperating (income) and expenses:
Interest and investment income	(2,795)	(640)	(5,708)	(1,762)
Interest expense	3,444	414	6,895	779

	649	(226)	1,187	(983)

Loss from continuing operations before income taxes	(61,901)	(13,776)	(96,394)	(29,677)
Income tax expense (benefit)	11,158	(7,403)	(570)	(14,848)

Loss from continuing operations	(73,059)	(6,373)	(95,824)	(14,829)

Discontinued operations:
Loss from discontinued operations	—	(3,812)	(638)	(7,818)
Income tax benefit	—	—	(231)	—

Loss from discontinued operations	—	(3,812)	(407)	(7,818)

Net loss	($73,059)	($10,185)	($96,231)	($22,647)

Loss per share from continuing operations:
Basic	($0.84)	($0.07)	($1.09)	($0.17)

Diluted	($0.84)	($0.07)	($1.09)	($0.17)

Loss per share from discontinued operations:
Basic	—	($0.05)	($0.01)	($0.09)

Diluted	—	($0.05)	($0.01)	($0.09)

Loss per share:
Basic	($0.84)	($0.12)	($1.10)	($0.26)

Diluted	($0.84)	($0.12)	($1.10)	($0.26)

Dividends declared per share:	$0.10	$0.10	$0.20	$0.20

Average shares outstanding during period:
Basic	87,307	86,495	87,201	86,443

Diluted	87,307	86,495	87,201	86,443

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	August 26,	February 25,	August 27,
	2006	2006	2005
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $140,708, $238,463 and $31,346, respectively	$150,253	$246,115	$38,764
Beneficial interest in securitized receivables	44,928	50,000	41,966
Other accounts receivable, net	16,246	13,916	14,650
Inventories	404,117	368,978	474,915
Income tax receivable	43,344	18,011	24,292
Assets of discontinued operations	—	32,359	41,405
Prepaid expenses and other current assets	78,115	45,544	42,934

Total current assets	737,003	774,923	678,926

Properties, net	282,938	298,922	314,428
Other noncurrent assets	41,165	96,016	76,513

	$1,061,106	$1,169,861	$1,069,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$—	$—	$20,000
Accounts payable	125,404	105,916	114,719
Gift cards and other deferred revenue	63,482	63,835	56,521
Accrued income taxes payable	2,106	4,763	3,126
Liabilities related to discontinued operations	—	16,841	18,365
Other accrued liabilities	129,631	97,493	105,729

Total current liabilities	320,623	288,848	318,460

Long-term debt	184,000	184,000	19,000
Other noncurrent liabilities	75,950	107,031	106,910

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	127,276	132,075	139,552
Retained earnings	468,515	582,221	616,758
Cumulative other comprehensive loss	(2,473)	(583)	(1,940)
Less — 13,223,000, 13,761,000 and 14,041,000 common shares in treasury, at cost, respectively	(213,564)	(222,254)	(226,784)
Less — unearned compensation	—	(2,256)	(2,868)

	480,533	589,982	625,497
Commitments and contingencies	—	—	—

	$1,061,106	$1,169,861	$1,069,867

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	August 26,	August 27,
	2006	2005
Cash flow from operating activities:
Net loss	$(96,231)	$(22,647)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	32,519	37,882
Loss on disposal of fixed assets	200	1,091
Loss on impairment of fixed assets	5,063	287
Stock-based compensation expense	3,270	167
Deferred compensation	3,423	4,525
Lease termination expense	2,005	1,522
Deferred income taxes	24,613	—
Other	(2,154)	1,001
Changes in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivables	(14,900)	(40,370)
Inventories	(34,297)	(108,642)
Other accounts receivable, prepaid expenses and other current assets	(15,701)	(14,863)
Income tax receivable	(25,237)	(24,292)
Accounts payable and accrued expenses	20,751	15,144
Accrued income taxes payable	(2,794)	(8,599)
Other noncurrent assets	469	(144)
Other noncurrent liabilities	(217)	—

Net cash used in operating activities	(99,218)	(157,938)

Cash flow from investing activities:
Capital expenditures	(18,711)	(28,048)
Proceeds from disposition of properties	58	179
Proceeds from sale of discontinued operations (net of $3,397 cash included in sale of discontinued operations)	11,601	—
Proceeds from sale of restricted investments	217	—
Purchase of restricted investments	(2,000)	—
Collections of principal on beneficial interest in securitized receivables	19,972	34,094

Net cash provided by investing activities	11,137	6,225

Cash flow from financing activities:
Cash dividends	(17,475)	(17,287)
Purchases of treasury stock	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	2,877	4,672
Notes payable borrowings	—	23,000
Repayments of notes payable	—	(3,000)
Debt issuance costs	(283)	(121)

Net cash (used in) provided by financing activities	(14,881)	3,217

Change in cash and cash equivalents	(102,962)	(148,496)
Cash and cash equivalents at beginning of period (including cash held for sale of $7,100 and $3,358, respectively)	253,215	189,081

Cash and cash equivalents at end of period (including cash held for sale of $0 and $1,821, respectively)	$150,253	$40,585

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 26, 2006
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Stock	Amount	Capital	Earnings	Loss	Stock	Compensation	Equity
Balance February 25, 2006	86,939	$100,779	$132,075	$582,221	$(583)	$(222,254)	$(2,256)	$589,982

Comprehensive loss:

Net loss	—	—	—	(96,231)	—	—	—	(96,231)

Other comprehensive loss:
Currency translation adjustments	—	—	—	—	(1,890)	—	—	(1,890)

Comprehensive loss								(98,121)

Restricted stock compensation	226	—	(5,417)	—	—	3,644	2,256	483

Stock option compensation	—	—	2,787	—	—	—	—	2,787

Exercise of stock options, stock purchase plan and other	392	—	(2,169)	—	—	5,046	—	2,877

Cash dividends ($ .20 per share)	—	—	—	(17,475)	—	—	—	(17,475)

Balance August 26, 2006	87,557	$100,779	$127,276	$468,515	$(2,473)	$(213,564)	$—	$480,533

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 26, 2006
AND AUGUST 27, 2005
(unaudited)
Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 25, 2006. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of August 26, 2006, and the results of operations and cash flows for the three and six months ended August 26, 2006 and August 27, 2005 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the three and six months ended August 26, 2006 and August 27, 2005 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). For all periods presented, The Pier has been classified as discontinued operations. The classification of certain amounts previously reported in the consolidated statement of cash flows for the six months ended August 27, 2005, has been modified to conform to the August 26, 2006 method of presentation.
Note 1 — Loss per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options and unvested restricted stock outstanding. As the effect would have been antidilutive, all 14,236,780 and 13,275,075 stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2007 and fiscal 2006, respectively, second quarter and year-to-date loss per share. Loss per share for the three and six months ended August 26, 2006 and August 27, 2005 was calculated as follows (in thousands except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
Loss from continuing operations, basic and diluted	($73,059)	($6,373)	($95,824)	($14,829)
Loss from discontinued operations, basic and diluted	—	(3,812)	(407)	(7,818)

Net loss, basic and diluted	($73,059)	($10,185)	($96,231)	($22,647)

Average shares outstanding:
Basic and diluted	87,307	86,495	87,201	86,443

Loss per share from continuing operations:
Basic and diluted	($0.84)	($0.07)	($1.09)	($0.17)

Loss per share from discontinued operations:
Basic and diluted	$0.00	($0.05)	($0.01)	($0.09)

Net loss per share:
Basic and diluted	($0.84)	($0.12)	($1.10)	($0.26)

Note 2 — Discontinued operations
During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier with stores located in the United Kingdom and Ireland. The Company met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that required it to classify The Pier as held for sale and present its results of operations as discontinued for all periods presented. During the first quarter of 2007, the Company sold The Pier to Palli Limited for approximately $15,000,000. Palli Limited is a wholly owned subsidiary of Lagerinn ehf, an Iceland corporation owned by Jakup a Dul Jacobsen. Collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock as of the date of the sale. Net sales for The Pier were $3,323,000 for the period ended March 20, 2006, compared to $15,395,000 for the three months ended May 28, 2005. Expenses incurred by the Company in March related to The Pier were $407,000, net of taxes, which includes an insignificant gain on the sale.
Note 3 — Comprehensive loss
The components of comprehensive loss for the three and six months ended August 26, 2006 and August 27, 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
Net loss	($73,059)	($10,185)	($96,231)	($22,647)
Currency translation adjustments	(41)	343	(1,890)	(514)

Comprehensive loss	($73,100)	($9,842)	($98,121)	($23,161)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4 — Stock-based compensation
On February 26, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to February 26, 2006, the Company accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Accordingly, prior period amounts have not been restated. Currently, the Company’s stock-based compensation relates to stock options and restricted stock awards. Compensation expense is recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model.
On March 23, 2006, the board of directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1999 Stock Plan and the 1993 Restricted Stock Plan. The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available at the inception of the 2006 Plan included the new authorization of 1,500,000 shares, plus 560,794 shares that remained available for grant under the 1999 Stock Plan and the 1993 Restricted Stock Plan on March 23, 2006. Any shares forfeited under these plans are returned to the 2006 Plan and become eligible for grant. A total of 2,000,600 shares were granted under the new plan as of June 23, 2006. At August 26, 2006, there were a total of 500,827 shares available for grant under the 2006 Plan.
Stock Options
For the three and six months ended August 26, 2006, the Company’s compensation expense related to stock option grants was approximately $2,415,000, or $0.03 per share, and $2,787,000, or $0.03 per share, respectively. At August 26, 2006, there was approximately $8,573,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.1 years.
SFAS 123R requires that forfeitures are estimated at the time of grant. The Company estimates forfeitures based on its historical forfeiture experience. For periods prior to fiscal 2006, the Company recognized forfeitures as they occurred. In accordance with SFAS 123R, the Company adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments for the second quarter ended August 26, 2006 was insignificant.
SFAS 123R requires disclosure of pro forma information for periods prior to adoption. The following table details the effect on net loss and loss per share from continuing operations for the three and six months ended August 27, 2005, illustrating the effect of applying the fair value recognition provisions of SFAS 123R (in thousands except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Six Months
	Ended	Ended
	August 27,	August 27,
	2005	2005
Net loss from continuing operations, as reported	($6,373)	($14,829)

Stock-based employee compensation expense included in reported net loss, net of related tax effects	84	84

Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,247)	(4,539)

Pro forma net loss	($8,536)	($19,284)

Loss per share from continuing operations:
Basic and diluted — as reported	($0.07)	($0.17)

Basic and diluted — pro forma	($0.10)	($0.22)

The Company’s stock incentive plans provide for the granting of stock options to certain employees of the Company to purchase shares of common stock. Options are granted at exercise prices equal to the market value of the Company’s common stock at the date of grant. Options issued under employee plans vest over a period of four years and have a contractual life of ten years. A summary of stock option transactions related to the stock option plans for the six months ended August 26, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Stock Options	Price	Life	(in thousands)
Outstanding at beginning of period	12,738,025	$15.41
Granted	1,740,500	7.55
Exercised	(90,450)	7.96
Cancelled	(514,625)	16.84

Outstanding at end of period	13,873,450	$14.42	6.6	$—

Exercisable at end of period	11,306,700	$15.44	5.9	$—

The total intrinsic value of options exercised for the six months ended August 26, 2006 and August 27, 2005 was approximately $357,000 and $1,809,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The fair value of the options granted during the respective quarter were estimated on the date of grant using the Black-Scholes pricing model based on the following weighted average assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	August 26,	August 27,
	2006	2005
Weighted average fair value of options granted	$3.58	$4.75
Risk-free interest rate	5.21%	3.84%
Expected stock price volatility	49.50%	40.00%
Expected dividend yields	0.5%	2.2%
Weighted average expected lives	5 years	5 years
A summary of the Company’s nonvested options as of and for the six months ended August 26, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested at beginning of period	1,300,000	$4.75
Granted	1,740,500	3.58
Vested	(349,000)	4.75
Cancelled	(124,750)	4.27

Nonvested at end of period	2,566,750	$3.98

Restricted Stock Awards
At August 26, 2006, the Company had 363,330 unvested shares of restricted stock awards outstanding to executive officers. During the six months ended August 26, 2006, 65,340 restricted stock awards vested, 34,430 restricted stock awards were cancelled and 260,100 restricted stock awards were granted. A portion of the stock grant vests ratably over a three year period of continued employment and the remainder of the grant vests if certain defined earnings targets are met at the end of three years. The fair value at the date of grant of the restricted stock shares granted during fiscal 2006 pursuant to the Management Restricted Stock Plan was $14.25 and is being expensed over the vesting period. The fair value at the date of grant of the restricted stock shares granted during fiscal 2007 pursuant to the 2006 Plan was $7.55 and is being expensed over the requisite vesting period.
Compensation expense for restricted stock was approximately $483,000, or $0.01 per share, and $167,000, or less than $0.01 per share, for the six months ended August 26, 2006 and August 27, 2005, respectively. As of August 26, 2006, there was approximately $3,358,000 of total unrecognized compensation expense related to restricted stock.
Note 5 — Impairment of long-lived assets
Impairment charges were $3,100,000 and $5,065,000 for the three and six months ended August 26, 2006, respectively, and included in selling, general and administrative expenses. These impairment charges related to long-lived assets at underperforming stores based on cash flow projections for those stores. These cash flows were estimated based on management’s estimate of changes in sales, merchandise margins, and expenses over the remaining expected terms of the leases. In the event that actual future results are less than management’s estimates, an additional charge for asset impairments may be recorded in the future and such charges could have an impact on the Company’s balance sheet and statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6 — Lease termination obligation
Although the Company typically does not terminate a significant number of leases prior to their expiration, periodically certain stores or storage facilities are closed or relocated to more favorable locations within the same market. These decisions are based on lease renewal obligations, relocation space availability, general economic conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets has not been material and the write-down of inventory and employee severance cost associated with these closures was not significant. The following table represents a rollforward of the liability balances for the six months ended August 26, 2006 and August 27, 2005 (in thousands):

	Six Months Ended
	August 26,	August 27,
	2006	2005
Beginning of period	$2,859	$1,475

Original charges	1,794	1,384
Revisions	211	138
Cash payments	(2,010)	(1,315)

End of period	$2,854	$1,682

Note 7 — Condensed financial statements
The Company’s 6.375% convertible senior notes (the ”Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. On June 13, 2006, the Company registered these Notes with the Securities and Exchange Commission. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended August 26, 2006
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$368,837	$11,475	$(9,614)	$370,698
Cost of sales (including buying and store occupancy costs)	—	264,237	10,556	(9,592)	265,201
Selling, general and administrative (including depreciation and amortization)	483	166,043	223	—	166,749

Operating income (loss)	(483)	(61,443)	696	(22)	(61,252)
Nonoperating (income) expenses	(742)	1,574	(183)	—	649

Income (loss) from continuing operations before income taxes	259	(63,017)	879	(22)	(61,901)
Income tax provision	—	11,015	143	—	11,158

Net income (loss) from continuing operations	259	(74,032)	736	(22)	(73,059)
Net income (loss) from subsidiaries	(73,296)	736	—	72,560	—
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—
Income tax benefit	—	—	—	—	—

Net loss from discontinued operations	—	—	—	—	—

Net income (loss)	$(73,037)	$(73,296)	$736	$72,538	$(73,059)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended August 27, 2005
(in thousands)
(unaudited)

	Pier 1
	Imports,	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$421,805	$19,103	$(17,233)	$423,675
Cost of sales (including buying and store occupancy costs)	—	288,941	16,677	(17,045)	288,573
Selling, general and administrative (including depreciation and amortization)	286	148,515	303	—	149,104

Operating income (loss)	(286)	(15,651)	2,123	(188)	(14,002)
Nonoperating (income) expenses	139	(518)	153	—	(226)

Income (loss) from continuing operations before income taxes	(425)	(15,133)	1,970	(188)	(13,776)
Income tax (benefit) provision	—	(7,525)	122	—	(7,403)

Net income (loss) from continuing operations	(425)	(7,608)	1,848	(188)	(6,373)
Net income (loss) from subsidiaries	(9,572)	(1,964)	—	11,536	—
Discontinued operations:
Loss from discontinued operations	—	—	(3,812)	—	(3,812)
Income tax benefit	—	—	—	—	—

Net loss from discontinued operations	—	—	(3,812)	—	(3,812)

Net income (loss)	$(9,997)	$(9,572)	$(1,964)	$11,348	$(10,185)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Six Months Ended August 26, 2006
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$742,543	$20,566	$(16,319)	$746,790
Cost of sales (including buying and store occupancy costs)	—	511,810	18,796	(16,565)	514,041
Selling, general and administrative (including depreciation and amortization)	1,033	326,401	522	—	327,956

Operating income (loss)	(1,033)	(95,668)	1,248	246	(95,207)
Nonoperating (income) expenses	(1,467)	2,996	(342)	—	1,187

Income (loss) from continuing operations before income taxes	434	(98,664)	1,590	246	(96,394)
Income tax (benefit) provision	—	(801)	231	—	(570)

Net income (loss) from continuing operations	434	(97,863)	1,359	246	(95,824)
Net income (loss) from subsidiaries	(96,911)	952	—	95,959	—
Discontinued operations:
Loss from discontinued operations	—	—	(638)	—	(638)
Income tax benefit	—	—	(231)	—	(231)

Net loss from discontinued operations	—	—	(407)	—	(407)

Net income (loss)	$(96,477)	$(96,911)	$952	$96,205	$(96,231)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Six Months Ended August 27, 2005
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$810,785	$33,972	$(30,768)	$813,989
Cost of sales (including buying and store occupancy costs)	—	542,453	29,640	(30,691)	541,402
Selling, general and administrative (including depreciation and amortization)	700	302,009	538	—	303,247

Operating income (loss)	(700)	(33,677)	3,794	(77)	(30,660)
Nonoperating (income) expenses	240	(1,507)	284	—	(983)

Income (loss) from continuing operations before income taxes	(940)	(32,170)	3,510	(77)	(29,677)
Income tax (benefit) provision	—	(15,070)	222	—	(14,848)

Net income (loss) from continuing operations	(940)	(17,100)	3,288	(77)	(14,829)
Net income (loss) from subsidiaries	(21,630)	(4,530)	—	26,160	—
Discontinued operations:
Loss from discontinued operations	—	—	(7,818)	—	(7,818)
Income tax benefit	—	—	—	—	—

Net loss from discontinued operations	—	—	(7,818)	—	(7,818)

Net income (loss)	$(22,570)	$(21,630)	$(4,530)	$26,083	$(22,647)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
August 26, 2006
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$114,960	$20,310	$14,983	$—	$150,253
Beneficial interest in securitized receivables	—	44,928	—	—	44,928
Other accounts receivable, net	518	14,115	1,613	—	16,246
Inventories	—	404,117	—	—	404,117
Income tax receivable	—	43,468	(124)	—	43,344
Prepaid expenses and other current assets	—	78,108	7	—	78,115

Total current assets	115,478	605,046	16,479	—	737,003

Properties, net	—	276,815	6,123	—	282,938
Investment in subsidiaries	377,079	41,643	—	(418,722)	—
Other noncurrent assets	8,181	32,905	79	—	41,165

	$500,738	$956,409	$22,681	$(418,722)	$1,061,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28	$123,868	$1,508	$—	$125,404
Intercompany payable (receivable)	(148,288)	168,025	(19,737)	—	—
Gift cards and other deferred revenue	—	63,482	—	—	63,482
Accrued income taxes payable (receivable)	—	2,910	(804)	—	2,106
Other accrued liabilities	672	128,888	71	—	129,631

Total current liabilities	(147,588)	487,173	(18,962)	—	320,623

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	2,793	73,157	—	—	75,950
Shareholders’ equity	480,533	377,079	41,643	(418,722)	480,533

	$500,738	$956,409	$22,681	$(418,722)	$1,061,106

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
August 27, 2005
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$531	$10,528	$27,705	$—	$38,764
Beneficial interest in securitized receivables	—	41,966	—	—	41,966
Other accounts receivable, net	204	12,974	1,472	—	14,650
Inventories	—	474,915	—	—	474,915
Income tax receivable	—	24,386	(94)	—	24,292
Assets of discontinued operations	—	—	41,405	—	41,405
Prepaid expenses and other current assets	—	42,925	9	—	42,934

Total current assets	735	607,694	70,497	—	678,926

Properties, net	—	306,522	7,906	—	314,428
Investment in subsidiaries	490,564	37,333	—	(527,897)	—
Other noncurrent assets	889	75,545	79	—	76,513

	$492,188	$1,027,094	$78,482	$(527,897)	$1,069,867

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$—	$20,000	$—	$—	$20,000
Accounts payable	9	111,336	3,374	—	114,719
Intercompany payable (receivable)	(135,856)	116,363	19,493	—	—
Gift cards and other deferred revenue	—	56,521	—	—	56,521
Accrued income taxes payable (receivable)	—	3,268	(142)	—	3,126
Liabilities related to discontinued operations	—	—	18,365	—	18,365
Other accrued liabilities	330	105,340	59	—	105,729

Total current liabilities	(135,517)	412,828	41,149	—	318,460

Long-term debt	—	19,000	—	—	19,000
Other noncurrent liabilities	2,208	104,702	—	—	106,910
Shareholders’ equity	625,497	490,564	37,333	(527,897)	625,497

	$492,188	$1,027,094	$78,482	$(527,897)	$1,069,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended August 26, 2006
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries (1)	Eliminations	Total (1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$5,187	$(98,595)	$(5,792)	$(18)	$(99,218)

Cash flow from investing activities:
Capital expenditures	—	(18,711)	—	—	(18,711)
Proceeds from disposition of properties	—	58	—	—	58
Proceeds from sale of discontinued operations	—	11,601	—	—	11,601
Proceeds from sale of restricted investments	—	217	—	—	217
Purchase of restricted investments	—	(2,000)	—	—	(2,000)
Collections of principal on beneficial interest in securitized receivables	—	19,972	—	—	19,972

Net cash provided by investing activities	—	11,137	—	—	11,137

Cash flow from financing activities:
Cash dividends	(17,475)	(18)	—	18	(17,475)
Proceeds from stock options exercised, stock purchase plan and other, net	2,781	96	—	—	2,877
Debt issuance costs	—	(283)	—	—	(283)
Advances (to) from subsidiaries	(6,312)	7,204	(892)	—	—

Net cash (used in) provided by financing activities	(21,006)	6,999	(892)	18	(14,881)

Change in cash and cash equivalents	(15,819)	(80,459)	(6,684)	—	(102,962)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667		253,215

Cash and cash equivalents at end of period	$114,960	$20,310	$14,983	$—	$150,253

(1)	Includes cash related to discontinued operations of $7,100 at beginning of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended August 27, 2005
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries (1)	Eliminations	Total (1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$3,021	$(166,293)	$5,452	$(118)	$(157,938)

Cash flow from investing activities:
Capital expenditures	—	(24,968)	(3,080)	—	(28,048)
Proceeds from disposition of properties	—	179	—	—	179
Collections of principal on beneficial interest in securitized receivables	—	34,094	—	—	34,094

Net cash provided by (used in) investing activities	—	9,305	(3,080)	—	6,225

Cash flow from financing activities:
Cash dividends	(17,287)	(51)	(67)	118	(17,287)
Purchases of treasury stock	(4,047)	—	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	4,672	—	—	—	4,672
Borrowings under short-term debt	—	23,000	—	—	23,000
Repayments of notes payable	—	(3,000)	—	—	(3,000)
Debt issuance costs	(40)	(81)	—	—	(121)
Advances (to) from subsidiaries	13,730	(9,894)	(3,836)	—	—

Net cash (used in) provided by financing activities	(2,972)	9,974	(3,903)	118	3,217

Change in cash and cash equivalents	49	(147,014)	(1,531)	—	(148,496)
Cash and cash equivalents at beginning of period	482	157,542	31,057	—	189,081

Cash and cash equivalents at end of period	$531	$10,528	$29,526	$—	$40,585

(1)	Includes cash related to discontinued operations of $3,358 at beginning of period and $1,821 at end of period.
Note 8 — Benefit plans
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest yielding investments in the amounts of $24,728,000 included in other current assets and $21,694,000 included in other noncurrent assets at August 26, 2006 and August 27, 2005, respectively. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company contributed $2,000,000 to the trust during the second quarter of fiscal 2007. Additional contributions to the trust may be made during the remainder of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three and six months ended August 26, 2006 and August 27, 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$601	$511	$1,202	$1,022
Interest cost	483	397	966	795
Amortization of unrecognized prior service costs	201	208	402	415
Amortization of net actuarial loss	810	866	1,619	1,731

Net periodic benefit cost	$2,095	$1,982	$4,189	$3,963

Note 9 — Income taxes
For the second quarter, the Company recorded income tax expense of $11,158,000 which was primarily the result of establishing a $24,613,000, or ($0.28) per share, valuation allowance against net deferred tax assets that arose in prior years. Partially offsetting this valuation allowance was a $13,455,000 income tax benefit provided on losses for the current year to the extent such losses are expected to be carried back to offset taxable income in a previous year. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in SFAS No. 109 “Accounting for Income Taxes”.
In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded at the end of the second quarter. As these deferred tax assets were established and fully reserved during the second quarter, there was no net impact on income tax expense.
Note 10 — Legal matters
During the second quarter of fiscal 2007, the Company recorded a charge of $4,567,000, or ($0.05) per share, for the settlement of and legal fees related to a class action lawsuit regarding compensation matters.
Note 11 — Notes payable
In anticipation of the expiration of the Company’s securitization agreement, the Company amended its secured credit facility agreement to add eligible accounts receivable from the Company’s proprietary credit card to the credit facility’s borrowing base. This allows the Company to borrow against the related receivables balances subsequent to the expiration of the securitization agreement and prior to the sale of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the credit card business. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of the expiration of the securitization agreement and sale of the credit card business.
Note 12 — Subsequent events
Subsequent to the quarter-end, the Company entered into an agreement to sell its proprietary credit card operations to Chase Bank USA, N.A. (“Chase”). In addition, the Company and Chase have entered into a long-term marketing and servicing agreement, which will become effective upon closing of the agreement discussed in the preceding sentence. The transaction has been approved by both companies and is expected to close in the fiscal third quarter, subject to regulatory approvals and other customary closing conditions. The Company estimates net cash proceeds at closing will be approximately $155,000,000 and the majority of the gain associated with this sale will be deferred over the ten-year life of the marketing and servicing agreement.
Also subsequent to quarter-end, the Company allowed the agreement to securitize its proprietary credit card receivables to expire. At the time of expiration and upon approval from Class A Certificate holders, the Company also funded the Master Trust $100,000,000 to redeem the Class A Certificates that were outstanding. In connection with this transaction, the Company became the owner of the proprietary credit card receivables previously held by the Master Trust which were $140,850,000 as of August 26, 2006.
Note 13 — New accounting pronouncements
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated balance sheet and statements of operations, shareholders’ equity and cash flows.

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores in the United States and Canada under the names Pier 1 Imports (“Pier 1”) and “Pier 1 Kids”. Pier 1 Kids stores sell children’s home furnishings and decorative accessories. As of August 26, 2006, the Company operated 1,261 stores in the United States, Canada, Puerto Rico and Mexico. The Company conducts business as one operating segment.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of February 25, 2006, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.
Discontinued Operations — During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in the United Kingdom. The sale of The Pier was completed in March 2006. As a result, The Pier’s prior period operations are considered discontinued and have been reclassified accordingly. Expenses incurred during March by the Company related to The Pier were $0.4 million, net of taxes. Discussions below relate to continuing operations, unless stated otherwise.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended August 26, 2006 and August 27, 2005:

	Three Months Ended		Six Months Ended
	Aug. 26,	Aug. 27,	Aug. 26,	Aug. 27,
	2006	2005	2006	2005
Key Performance Metrics

Net sales growth	(12.5%)	(3.3%)	(8.3%)	(4.9%)
Comparable stores sales growth	(14.8%)	(7.6%)	(10.9%)	(9.9%)
Merchandise margins as a % of sales	49.2%	49.1%	51.5%	51.1%
Store occupancy as a % of sales	20.8%	17.2%	20.4%	17.6%
Selling, general and administrative expenses as a % of sales	41.3%	31.9%	40.3%	33.8%
Operating loss as a % of sales	(16.5%)	(3.3%)	(12.7%)	(3.8%)
Loss from continuing operations as a % of sales	(19.7%)	(1.5%)	(12.8%)	(1.8%)
Loss from continuing operations per share	($.84)	($.07)	($1.09)	($.17)
Inventory per retail square foot	$42.44	$50.59	$42.44	$50.59
Total retail square footage (in thousands)	9,522	9,388	9,522	9,388
Total retail square footage growth from the same period last year	1.4%	5.8%	1.4%	5.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Net sales during the second quarter and first six months of fiscal 2007 declined 12.5% and 8.3% respectively, and comparable store sales declined 14.8% and 10.9% during the respective periods. The Company recorded a loss from continuing operations during the second quarter and year-to-date periods of $73.1 million and $95.8 million, respectively. Loss per share from continuing operations was $0.84 and $1.09 for the respective periods.
Sales have not shown the improvement expected during the first six months of the fiscal year. Like other retailers in its sector, the Company has continued to experience softening consumer demand. Many consumers remain concerned with the macro-economic outlook and have shifted discretionary spending to essential items. Customer research and surveys taken during store exit interviews have provided the Company with valuable information regarding the stores, the merchandise and the customers’ shopping experiences. Management found that it could drive customer traffic and sales through a combination of strong advertising and new merchandise assortments for a short time, but found it difficult to sustain the increased sales and customer traffic for any extended period of time. Survey feedback showed that customers believed merchandise quality had improved and that Pier 1 remained at the top of customers’ minds when looking for unique decorative accessories, home accent pieces and dinnerware. The Company will refocus advertising and marketing on this part of the business, reminding customers of what sets Pier 1 apart from its competitors.
The Company’s new merchandise collections this summer included a limited collection called Loft 21 targeted at younger customers and college students. The new merchandise represented a change in the Company’s traditional merchandise mix and has thus far not demonstrated the broad appeal that Pier 1 has been known for historically. Management believes that during the first half of fiscal 2007, the Company may have over emphasized the new furniture lines and not placed enough focus on the Company’s unique accessories, gifts and home accent pieces, and plans to have non-furniture items represent approximately 60% of the product mix by offering eclectic, fresh merchandise that is continually updated to provide the customers a new shopping experience each time they return to the stores.
Additionally, the Company plans to shift the focus to gifts and decorative items during the upcoming holiday period, adding more lower-priced merchandise and reducing the prominence of furniture in stores. The Company expects to increase store-level inventories with stronger visual prominence of decorative pieces and value-priced items. The visual presentations and signage in stores should have broader appeal to shoppers, with merchandise displayed for customers to immediately see and shop as they enter and walk through the stores.
In addition to the increased focus on gifts and home accent pieces, the Company plans to market more aggressively to customers using the most successful marketing initiatives tested during the summer. The Company will use a stronger promotional message to support the fall and holiday merchandising efforts. During the third quarter, one fall catalog and three holiday catalogs will be distributed, resulting in more catalogs being mailed than during the first half of fiscal 2007. In addition, the Company will continue to roll out new television advertising as well as continue the national magazine campaign. A number of multi-page mailers will be circulated in support of promotional events for the remainder of the year. The Company is also expanding its marketing to include a more proactive internet advertising campaign this fall and is currently sending 13 million emails per month to notify shoppers of Pier 1 promotional events.
The Company is still learning difficult but important lessons during fiscal 2007 and will use this experience to help focus on increasing sales during the critical fall and holiday season. During this time, Pier 1 becomes much more of a “holiday store” than a “furniture store” and management believes that customers, when prompted with effective advertising, will shop Pier 1 often when looking for special gifts, home décor, accent pieces and holiday-themed dinnerware during the shopping season.

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
Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
Pier 1 Imports stores	$353,379	$409,964	$712,885	$787,835
Pier 1 Kids stores	8,583	8,705	16,929	16,595
Direct to consumer	4,402	2,920	8,989	5,803
Other (1)	4,334	2,086	7,987	3,756

Net sales	$370,698	$423,675	$746,790	$813,989

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores and from Sears Roebuck de Mexico, S.A. de C.V.
Net sales for the second quarter of fiscal 2007 were $370.7 million, down 12.5% or $53.0 million from last year’s second quarter net sales of $423.7 million. Although average ticket improved during the quarter, average traffic counts and conversion rates remained below last year. Net sales declined from $814.0 million to $746.8 million, down $67.2 million or 8.3%, during the six-month period ended August 26, 2006 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 14.8% and 10.9%, respectively. Sales for the six-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 27, 2005	$813,989

Incremental sales growth (decline) from:
New stores opened during fiscal 2007	8,721
Stores opened during fiscal 2006	22,127
Comparable stores	(84,094)
Closed stores and other	(13,953)

Net sales for the six months ended August 26, 2006	$746,790

During the second quarter, the Company opened nine and closed or relocated 11 Pier 1 stores in the United States and Canada and closed three Pier 1 Kids stores. During the first half of fiscal 2007, the Company opened 23 and closed or relocated 20 Pier 1 stores in the United States and Canada, closed three Pier 1 Kids stores and opened two “store within a store locations” in Mexico. Total retail square footage increased 0.3% from the beginning of fiscal 2007 and increased 1.4% over the second quarter of fiscal 2006. The Pier 1 store count totaled 1,186 in the United States and Canada at the end of the second quarter compared to 1,172 stores a year ago. Including Pier 1 Kids, Mexico and Puerto Rico, the Company’s store count totaled 1,261 at the end of the second quarter of fiscal 2007.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2007 to the number open at

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
the end of the second quarter follows (openings and closings include relocated stores):

	United States	Mexico and		Continuing	Discontinued
	and Canada	Puerto Rico	Pier 1 Kids	Operations	Operations(1)	Total
Open at February 25, 2006	1,183	33	43	1,259	45	1,304
Openings	23	2	—	25	—	25
Closings	(20)	—	(3)	(23)	—	(23)
Other	—	—	—	—	(45)	(45)

Open at August 26, 2006	1,186	35	40	1,261	—	1,261

(1)	Discontinued operations relate to The Pier’s operations located in the United Kingdom and Ireland which were sold in March 2006.
Sales on the Company’s proprietary credit card declined during the second quarter with net sales down $16.2 million, or 15.3%, to $89.8 million from last year’s second quarter proprietary credit card sales of $106.0 million. Year-to-date proprietary credit card sales of $182.7 million reflected a similar trend, with a decline of $22.8 million, or 11.1%, compared to sales of $205.5 million during the same period last year. Second quarter proprietary credit card sales comprised 26.6% of U.S. store sales compared to 27.1% last year, while year-to date proprietary credit card sales were 26.7% of U.S. store sales versus 27.2% last year. Average ticket on the Company’s proprietary credit card during the second quarter increased to $185 from $174 during the same period last year. Year-to-date average ticket was $188, an increase over $173 during the same period last year.
Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 340 basis points to 28.5% for the second quarter of fiscal 2007, and decreased 230 basis points to 31.2% for the first six months of fiscal 2007. As a percentage of sales, merchandise margins increased 10 basis points for the second quarter and 40 basis points for the six-month period ended August 26, 2006, over the comparable periods a year ago. During both periods, the Company’s pre-discount margins increased, but were almost entirely offset by additional promotional activity and clearance markdowns. Store occupancy costs for the quarter were $77.0 million, or 20.8% of sales, an increase of $4.0 million, or 360 basis points as a percentage of sales, compared to last year’s second quarter store occupancy expense of $73.1 million. Year-to-date, store occupancy costs increased 280 basis points to 20.4% of sales compared to the same period last year. Store occupancy cost increases as a percentage of sales resulted from relatively fixed rental costs spread over a lower sales base, as well as an increase in utility costs.
Operating Expenses, Depreciation and Income Taxes — Selling, general and administrative expenses for the second quarter of fiscal 2007 were $153.1 million, or 41.3% of sales, an increase over the same quarter last year of $18.2 million. Year-to-date selling, general and administrative expenses were $300.7 million, an increase of $25.6 million.
Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $4.8 million and $7.0 million for the quarter and year-to-date periods, respectively. As a percentage of sales, these variable expenses increased 450 basis points for the second quarter and 310 basis points year-to-date. Store salaries, including bonus, during the second quarter decreased $0.9 million, yet increased 190 basis points as sales were insufficient to leverage certain fixed portions of store payroll costs incurred to maintain minimum staffing levels to provide quality customer service. Store salaries, including bonus, for the first six months of fiscal 2007 increased $1.7 million and 160 basis points as a percentage of sales. Marketing expenditures during the second quarter were $27.8 million or 7.5% of sales for the quarter, an increase of $6.4 million from the same quarter last year and 240 basis points as a percentage of sales. Year-to-date marketing expenses totaled $57.7 million, or 7.7% of sales, an increase of $5.3 million and 130 basis points as a percentage of sales over last year. This increase in marketing was the result of the Company’s marketing initiatives which included continued television advertising, catalogs and a national magazine campaign. Although the timing of the Company’s marketing expenditures fluctuates between fiscal quarters, the Company

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
anticipates total marketing expenditures for fiscal 2007 to be comparable to the prior year.
Relatively fixed selling, general and administrative expenses during the second quarter of fiscal 2007 increased $13.4 million and 490 basis points as a percentage of sales. The Company recognized impairment charges of $3.1 million on long-lived store-level assets versus approximately $0.3 million in the year ago period. In addition to the impairment charges, the Company recorded a $4.6 million charge related to the settlement of and legal fees related to a class action lawsuit regarding compensation matters. Non-store payroll increased $3.7 million, primarily related to stock-based compensation expense, which represented $2.7 million of the increase. The remaining increase in non-store payroll was the result of a decrease in internal labor costs capitalized versus the prior year and costs associated with the integration and consolidation of Pier 1 Kids’ systems, personnel, and facilities with those of Pier 1. Year-to-date relatively fixed selling, general administrative expenses increased $18.6 million, primarily for the same general reasons as the net quarterly increase above and additional impairment charges of $2.0 million taken in the first quarter of fiscal 2007.
Depreciation and amortization expense for the second quarter and year-to date periods was $13.6 million and $27.2 million, respectively, compared to $14.1 million and $28.1 million for the same periods last year. The decreases were primarily the result of previous impairment charges of certain store-level assets and a slight reduction in depreciation expense for certain assets becoming fully depreciated.
The operating loss for the quarter was $61.3 million compared to $14.0 million for last year’s second quarter. For the first half of fiscal 2007, operating loss totaled $95.2 million compared to $30.7 million for the same period last year.
For the second quarter, the Company recorded income tax expense of $11.2 million which was primarily the result of establishing a $24.6 million valuation allowance against net deferred tax assets that arose in prior years. Partially offsetting this valuation allowance was a $13.5 million income tax benefit provided on losses for the current year to the extent such losses are expected to be carried back to offset taxable income in a previous year. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.
In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded at the end of the second quarter. As these deferred tax assets were established and fully reserved during the second quarter, there was no net impact to the provision for income taxes.
Net Loss — During the second quarter of fiscal 2007, the Company recorded a net loss, including discontinued operations, of $73.1 million, or $0.84 per share, compared to $10.2 million, or $0.12 per share, for the same period last year. Net loss, including discontinued operations, for the first six months of fiscal 2007 was $96.2 million, or $1.10 per share, compared to $22.6 million, or $0.26 per share, for the first half of fiscal 2006.
Liquidity and Capital Resources
For the purposes of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results. The Company ended the second quarter of fiscal 2007 with $150.3 million in cash and temporary investments compared to $40.6 million a year ago. Operating activities in the first six months of fiscal 2007 used $99.2 million of cash, primarily as a result of the Company’s net loss, an increase in inventory and an increase in income tax receivables. Inventory levels at the end of the second quarter of fiscal 2007 were $404.1 million, down $70.8 million or 14.9%, from inventory levels at the end of last year’s second quarter. At the end of the second quarter of fiscal 2007, retail square footage was 1.4% higher compared to the same period last year, and inventory per retail square foot was $42, a decrease from $51 per retail square foot in the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
prior year. Store-level inventories were intentionally lower as a result of the Company’s efforts to create a cleaner and less cluttered shopping environment in the stores.
During the first half of fiscal 2007, investing activities provided $11.1 million compared to $6.2 million during the same period last year. Collections of principal on beneficial interest in securitized receivables provided $20.0 million compared to $34.1 million for the second quarter of fiscal 2006. Proceeds from the sale of The Pier provided $15.0 million, partially offset by $3.4 million in cash held by The Pier on the date of the sale. Capital expenditures were $18.7 million in fiscal 2007 compared to $28.0 million in fiscal 2006, consisting primarily of $7.2 million for fixtures, equipment, and leasehold improvements for new and existing stores, $7.7 million for information systems’ enhancements, $2.7 million related to the Company’s distribution centers and $1.1 million related to Pier 1 Kids and home office capital additions. Capital expenditures for fiscal 2007 are expected to be approximately $35 million. The Company plans to open approximately 34 new Pier 1 stores in the United States and Canada during fiscal 2007 and has increased plans to close or relocate 65 to 70 Pier 1 stores, which includes seven Pier 1 Kids stores over the same period. In addition, the Company expects to open two or three new “store within a store” Pier 1 Kids concepts in Pier 1 stores later this year. In March 2006, the Company began operating its new distribution center in Tacoma, Washington, which is leased under an operating lease.
Financing activities for the first six months of fiscal 2007 used a net $14.9 million of the Company’s cash. Dividend payments totaled $17.5 million for the first half of fiscal 2007, and other financing activities, primarily the exercise of stock options, provided net cash of $2.6 million.
At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2007 were $118.8 million. The present value of total existing minimum operating lease commitments discounted at 10% was $890.6 million at the fiscal 2007 second quarter-end.
Working capital requirements are expected to be funded from cash generated from the operations of the Company, from funds received in the prior year related to the issuance of $165.0 million in convertible debt, proceeds from the sale of the Company’s proprietary credit card business (which is expected to be approximately $155 million at closing) and from borrowings against lines of credit. The Company’s bank facilities include a $325 million credit facility, which is secured by the Company’s eligible merchandise inventory and credit card receivables. Subsequent to quarter end, the Company allowed its securitization agreement to expire, and effective September 6, 2006, unwound the agreement. This was facilitated by utilizing cash to redeem $100 million in Class A Certificates held by the Master Trust. As of August 26, 2006, the Company had no outstanding cash borrowings and approximately $97.5 million in letters of credit utilized against its secured credit facility, and the borrowing base was $232.0 million, of which $134.5 million was available for cash borrowings. Subsequent to the expiration of the securitization agreement in September 2006, the proprietary credit card receivables are now eligible to be included in the borrowing base of the Company’s secured credit facility, which was amended during the second quarter of fiscal 2007 to allow this addition. This facility expires in November 2010.
In October 2006, the Company’s Board of Directors announced that it had decided to discontinue the Company’s $0.10 per share quarterly dividend. The Company believes that discontinuing the cash dividend will improve the Company’s near-term liquidity and is consistent with its efforts to provide financial flexibility as it executes the Company’s turnaround strategy. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32.5 million. The Company was in compliance with all required debt covenants at the fiscal 2007 second quarter-end.
The Company believes the cash on hand, available lines of credit and proceeds from the sale of the Company’s credit card business will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Forward-looking Statements
Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of new sites for expansion along with sufficient labor to facilitate growth, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006, as filed with the Securities and Exchange Commission.
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 25, 2006.
Item 4. Controls and Procedures.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 26, 2006, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
During the second quarter of fiscal 2007, the Company implemented a new general ledger accounting system. The Company followed an information systems implementation process that required significant pre-implementation planning, design and testing, and post-implementation monitoring. Based on this process and the Company’s observations, the Company does not believe that the implementation of this system had a material effect on the internal control over financial reporting for the second quarter, and that it is not likely to materially affect the internal control over financial reporting for future quarters. There has been no other change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
The Company is a party to various legal proceedings and claims in the ordinary course of its business. During the second quarter of fiscal 2007, the Company recorded a charge of $4,567,000 related to the settlement of and legal fees related to a class action lawsuit regarding compensation matters.
Item 1A. Risk Factors.
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 26, 2006, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total
			Number of
			Shares
			Purchased	Approximate
		Average	as Part of	Dollar Value of
	Total	Price Paid	Publicly	Shares that May
	Number of	per Share	Announced	Yet Be Purchased
	Shares	(including	Plans or	Under the Plans
Period	Purchased	fees)	Programs (1)	or Programs (1)
May 28, 2006 through July 1, 2006 (2)	17,275	$6.98	—	$111,496,848
July 2, 2006 through July 29, 2006	—	—	—	111,496,848
July 30, 2006 through August 26, 2006	—	—	—	111,496,848

	17,275	$6.98	—	$111,496,848

(1)	On June 24, 2004, the Board of Directors authorized up to $150 million for repurchases of the Company’s common stock, replacing the previous authorization. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

(2)	Private purchases from the Company’s employees who sold shares to pay withholding taxes on vested shares of restricted stock.
Under the Company’s secured credit facility, the Company would not be restricted from paying dividends unless the availability under the credit facility is less than 30% of the Company’s borrowing base calculation. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32,500,000. The availability was $134,536,000 as of August 26, 2006.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PIER 1 IMPORTS, INC. (Registrant)

Date: October 4, 2006	By:	/s/ Marvin J. Girouard

Marvin J. Girouard, Chairman of the Board
and Chief Executive Officer

Date: October 4, 2006	By:	/s/ Charles H. Turner

Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: October 4, 2006	By:	/s/ Susan E. Barley

Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1*	Amendment No. 1 to the Pier 1 Imports, Inc. 2006 Stock Incentive Plan.

10.2*	Non-Employee Director Compensation Plan

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed herewithin