Form 10-Q
period 2006-11-25
PIER 1 IMPORTS INC/DE
filed 2007-01-03
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 25, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of December 27, 2006
Common Stock, $1.00 par value	87,742,804

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 25,	Nov. 26,	Nov. 25,	Nov. 26,
	2006	2005	2006	2005
Net sales	$402,714	$456,690	$1,149,504	$1,270,679

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	278,131	289,374	792,172	830,776
Selling, general and administrative expenses	183,442	155,430	484,170	430,583
Depreciation and amortization	12,110	14,050	39,338	42,144

	473,683	458,854	1,315,680	1,303,503

Operating loss	(70,969)	(2,164)	(166,176)	(32,824)

Nonoperating (income) and expenses:
Interest and investment income	(947)	(464)	(6,655)	(2,226)
Interest expense	4,218	884	11,113	1,663
Other income	(1,477)	—	(1,477)	—

	1,794	420	2,981	(563)

Loss from continuing operations before income taxes	(72,763)	(2,584)	(169,157)	(32,261)
Income tax expense (benefit)	(45)	3,073	(615)	(11,775)

Loss from continuing operations	(72,718)	(5,657)	(168,542)	(20,486)

Discontinued operations:
Loss from discontinued operations	—	(1,524)	(638)	(9,342)
Income tax benefit	—	—	(231)	—

Loss from discontinued operations	—	(1,524)	(407)	(9,342)

Net loss	($72,718)	($7,181)	($168,949)	($29,828)

Loss per share from continuing operations:
Basic and diluted	($0.83)	($0.06)	($1.93)	($0.23)

Loss per share from discontinued operations:
Basic and diluted	—	($0.02)	($0.01)	($0.11)

Loss per share:
Basic and diluted	($0.83)	($0.08)	($1.94)	($0.34)

Dividends declared per share:	—	$0.10	$0.20	$0.30

Average shares outstanding during period:
Basic and diluted	87,503	86,747	87,302	86,544

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	November 25,	February 25,	November 26,
	2006	2006	2005
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $159,843, $238,463 and $6,545, respectively	$172,252	$246,115	$21,291
Beneficial interest in securitized receivables	—	50,000	59,567
Other accounts receivable, net	30,018	13,916	29,355
Inventories	392,407	368,978	438,782
Income tax receivable	43,447	18,011	22,810
Assets of discontinued operations	—	32,359	40,971
Prepaid expenses and other current assets	77,913	45,544	40,284

Total current assets	716,037	774,923	653,060

Properties, net	251,326	298,922	309,960
Other noncurrent assets	50,518	96,016	78,280

	$1,017,881	$1,169,861	$1,041,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$—	$—	$9,500
Accounts payable	121,622	105,916	99,788
Gift cards and other deferred revenue	64,685	63,835	57,425
Accrued income taxes payable	2,361	4,763	3,758
Liabilities related to discontinued operations	—	16,841	17,421
Other accrued liabilities	139,456	97,493	113,156

Total current liabilities	328,124	288,848	301,048

Long-term debt	184,000	184,000	19,000
Other noncurrent liabilities	96,222	107,031	110,287

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	126,890	132,075	138,863
Retained earnings	395,797	582,221	600,892
Cumulative other comprehensive loss	(2,726)	(583)	(2,147)
Less — 13,076,000, 13,761,000 and 13,919,000 common shares in treasury, at cost, respectively	(211,205)	(222,254)	(224,804)
Less — unearned compensation	—	(2,256)	(2,618)

	409,535	589,982	610,965
Commitments and contingencies	—	—	—

	$1,017,881	$1,169,861	$1,041,300

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	November 25,	November 26,
	2006	2005
Cash flow from operating activities:
Net loss	$(168,949)	$(29,828)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	48,087	58,433
Loss on disposal of fixed assets	231	360
Loss on impairment of fixed assets	29,839	964
Stock-based compensation expense	4,233	417
Deferred compensation	5,551	6,764
Lease termination expense	2,859	2,148
Deferred income taxes	23,869	—
Other	(3,486)	1,454
Changes in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivables	(15,914)	(68,947)
Purchase of proprietary credit card receivables and other	(97,740)	—
Proceeds from the sale of proprietary credit card operations	142,788	—
Inventories	(22,587)	(74,553)
Other accounts receivable, prepaid expenses and other current assets	(28,077)	(31,386)
Income tax receivable	(25,555)	(22,810)
Accounts payable and accrued expenses	22,523	7,799
Accrued income taxes payable	(2,539)	(7,974)
Other noncurrent assets	643	(1,094)
Other noncurrent liabilities	(217)	—

Net cash used in operating activities	(84,441)	(158,253)

Cash flow from investing activities:
Capital expenditures	(25,234)	(40,180)
Proceeds from disposition of properties	104	1,369
Proceeds from sale of discontinued operations (net of $3,397 cash included in sale of discontinued operations)	11,601	—
Proceeds from sale of Pier 1 National Bank (net of $2,208 cash included in sale of Pier 1 National Bank)	10,754	—
Proceeds from sale of restricted investments	217	—
Purchase of restricted investments	(2,000)	—
Collections of principal on beneficial interest in securitized receivables	21,907	45,070

Net cash provided by investing activities	17,349	6,259

Cash flow from financing activities:
Cash dividends	(17,475)	(25,972)
Purchases of treasury stock	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	3,887	5,999
Notes payable borrowings	69,000	86,500
Repayments of notes payable	(69,000)	(77,000)
Debt issuance costs	(283)	(1,276)

Net cash used in financing activities	(13,871)	(15,796)

Change in cash and cash equivalents	(80,963)	(167,790)
Cash and cash equivalents at beginning of period (including cash held for sale of $7,100 and $3,359, respectively)	253,215	189,081

Cash and cash equivalents at end of period	$172,252	$21,291

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 25, 2006
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Compensation	Equity
Balance February 25, 2006	86,939	$100,779	$132,075	$582,221	($583)	($222,254)	($2,256)	$589,982

Comprehensive loss:

Net loss				(168,949)				(168,949)

Other comprehensive loss:
Currency translation adjustments					(2,143)			(2,143)

Comprehensive loss								(171,092)

Restricted stock compensation	220		(5,053)			3,561	2,256	764

Stock option compensation			3,469					3,469

Exercise of stock options, stock purchase plan and other	544		(3,601)			7,488		3,887

Cash dividends ($ .20 per share)				(17,475)				(17,475)

Balance November 25, 2006	87,703	$100,779	$126,890	$395,797	($2,726)	($211,205)	$—	$409,535

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 25, 2006
AND NOVEMBER 26, 2005
(unaudited)
Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 25, 2006. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of November 25, 2006, and the results of operations and cash flows for the three and nine months ended November 25, 2006 and November 26, 2005 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the three and nine months ended November 25, 2006 and November 26, 2005 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). For all periods presented, The Pier has been classified as discontinued operations. The classification of certain amounts previously reported in the consolidated statement of cash flow for the nine months ended November 26, 2005, has been modified to conform to the November 25, 2006 method of presentation.
Note 1 – Loss per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options and unvested restricted stock outstanding. As the effect would have been antidilutive, all 13,625,705 and 13,139,850 stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2007 and fiscal 2006, respectively, third quarter and year-to-date loss per share. Losses per share for the three and nine months ended November 25, 2006 and November 26, 2005 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
	2006	2005	2006	2005
Loss from continuing operations, basic and diluted	$(72,718)	$(5,657)	$(168,542)	$(20,486)
Loss from discontinued operations, basic and diluted	—	(1,524)	(407)	(9,342)

Net loss, basic and diluted	$(72,718)	$(7,181)	$(168,949)	$(29,828)

Average shares outstanding:
Basic and diluted	87,503	86,747	87,302	86,544

Loss per share from continuing operations:
Basic and diluted	($0.83)	($0.06)	($1.93)	($0.23)

Loss per share from discontinued operations:
Basic and diluted	—	($0.02)	($0.01)	($0.11)

Net loss per share:
Basic and diluted	($0.83)	($0.08)	($1.94)	($0.34)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 – Discontinued operations
During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier with stores located in the United Kingdom and Ireland. The Company met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that required it to classify The Pier as held for sale and present its results of operations as discontinued for all periods presented. On March 20, 2006, the Company sold The Pier to Palli Limited for approximately $15,000,000. Palli Limited is a wholly owned subsidiary of Lagerinn ehf, an Iceland corporation owned by Jakup a dul Jacobsen. Collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock as of the date of the sale. Net sales for The Pier were $3,323,000 for the period ended March 20, 2006, compared to $19,552,000 and $49,865,000 for the three and nine months, respectively, ended November 26, 2005. Expenses incurred by the Company in March related to The Pier were $407,000, net of taxes, which included an insignificant gain on the sale.
Note 3 – Comprehensive loss
The components of comprehensive loss for the three and nine months ended November 25, 2006 and November 26, 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
	2006	2005	2006	2005
Net loss	$(72,718)	$(7,181)	$(168,949)	$(29,828)
Currency translation adjustments	(253)	(207)	(2,143)	(721)

Comprehensive loss	$(72,971)	$(7,388)	$(171,092)	$(30,549)

Note 4 – Stock-based compensation
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
On March 23, 2006, the board of directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which replaced the 1999 Stock Plan and the 1993 Restricted Stock Plan. The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available at the inception of the 2006 Plan included the new authorization of 1,500,000 shares, plus 560,794 shares that remained available for grant under the 1999 Stock Plan and the 1993 Restricted Stock Plan on March 23, 2006. Any shares forfeited under these plans are returned to the 2006 Plan and become eligible for grant. A total of 2,055,764 shares has been granted under the new plan as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 25, 2006. On November 25, 2006, there was a total of 1,096,060 shares available for grant under the 2006 Plan.
Stock Options
For the three and nine months ended November 25, 2006, the Company’s compensation expense related to stock option grants was approximately $682,000, or $0.01 per share, and $3,469,000, or $0.04 per share, respectively. At November 25, 2006, there was approximately $7,891,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.82 years.
SFAS 123R requires that forfeitures be estimated at the time of grant. The Company estimates forfeitures based on its historical forfeiture experience. For periods prior to fiscal 2007, the Company recognized forfeitures as they occurred. In accordance with SFAS 123R, the Company adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments for the third quarter ended November 25, 2006 was insignificant.
SFAS 123R requires disclosure of pro forma information for periods prior to adoption. On September 29, 2005, the Company’s Board of Directors approved the accelerated vesting of approximately 3,800,000 unvested stock options awarded to employees under the Company’s stock option plans. The following table details the effect on net loss and loss per share from continuing operations for the three and nine months ended November 26, 2005, illustrating the effect of applying the fair value recognition provisions of SFAS 123R (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	November 26,	November 26,
	2005	2005
Net loss from continuing operatons, as reported	($5,657)	($20,486)

Stock-based employee compensation expense included in reported net loss, net of related tax effects	181	265

Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(20,000)	(24,358)

Pro forma net loss	($25,476)	($44,579)

Loss per share from continuing operations:
Basic and diluted — as reported	($0.06)	($0.23)

Basic and diluted — pro forma	($0.29)	($0.52)

The Company’s stock incentive plans provide for the granting of stock options to certain employees of the Company to purchase shares of common stock. Options are granted at exercise prices equal to the market value of the Company’s common stock at the date of grant. Options issued under employee plans vest over a period of four years and have a contractual life of ten years. A summary of stock option transactions related to the stock option plans for the nine months ended November 25, 2006 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Stock Options	Price	Life	(in thousands)
Outstanding at beginning of period	12,738,025	$15.41
Granted	1,745,500	7.55
Exercised	(98,950)	7.77
Cancelled	(1,117,000)	16.69

Outstanding at end of period	13,267,575	$14.32	6.29	$651

Exercisable at end of period	10,802,325	$15.33	5.62	$651

The total intrinsic value of options exercised for the nine months ended November 25, 2006 and November 26, 2005 was approximately $372,000 and $2,145,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The fair value of the options granted during the respective period were estimated on the date of grant using the Black-Scholes pricing model based on the following weighted average assumptions:

	November 25,	November 26,
	2006	2005
Weighted average fair value of options granted	$3.58	$4.75
Risk-free interest rate	5.21%	3.84%
Expected stock price volatility	49.49%	40.00%
Expected dividend yields	0.5%	2.2%
Weighted average expected lives	5 years	5 years
A summary of the Company’s nonvested options as of and for the nine months ended November 25, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested at beginning of period	1,300,000	$4.75
Granted	1,745,500	3.58
Vested	(388,500)	4.75
Cancelled	(191,750)	4.18

Nonvested at end of period	2,465,250	$3.97

Restricted Stock Awards
At November 25, 2006, the Company had 358,130 unvested shares of restricted stock awards outstanding to executive officers. During the nine months ended November 25, 2006, 65,340 restricted stock awards vested, 39,630 restricted stock awards were cancelled and 260,100 restricted stock awards were granted. A portion of the stock grant vests ratably over a three year period of continued employment and the remainder of the grant vests if certain defined earnings targets are met at the end of three years. The fair value at the date of grant of the restricted stock shares granted during fiscal 2006 pursuant to the Management Restricted Stock Plan was $14.25 and is being expensed over the vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
period. The fair value at the date of grant of the restricted stock shares granted during fiscal 2007 pursuant to the 2006 Plan was $7.55 and is being expensed over the requisite vesting period.
Compensation expense for restricted stock was approximately $764,000, or $ 0.01 per share, and $417,000, or less than $0.01 per share, for the nine months ended November 25, 2006 and November 26, 2005, respectively. As of November 25, 2006, there was approximately $3,038,000 of total unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.2 years.
Note 5 – Expiration of securitization of proprietary credit card receivables agreement
On September 6, 2006, the Company allowed its agreement to securitize its proprietary credit card receivables to expire. At the time of expiration, the Company purchased $144,007,000 of proprietary credit card receivables, previously held by the Pier 1 Master Trust, an unconsolidated subsidiary, for $100,000,000 in cash and in exchange for $44,007,000 of beneficial interest. The Master Trust, upon approval from Class A Certificate holders, paid $100,000,000 to redeem the Class A Certificates that were outstanding.
Note 6 – Sale of proprietary credit card operations
On November 21, 2006, the Company completed the sale of its proprietary credit card operations to Chase Bank USA, N.A. (“Chase”). The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts and the common stock of Pier 1 National Bank. The Company received cash proceeds at closing of $155,750,000 based on estimated balances and will receive additional amounts related to the finalization of the closing balances. Additional proceeds of $10,750,000, plus any accrued interest, will be received over the life of the agreement. The net deferred gain associated with this sale will be recognized in nonoperating income over the ten-year life of the agreement described below and is not expected to have a material impact in any accounting period. In conjunction with the sale of its proprietary credit card operations, the Company recorded a termination fee of $2,500,000 related to a contract with a third-party credit card servicer, which has been included in selling, general and administrative expenses.
In addition, the Company and Chase have entered into a long-term program agreement. Under this agreement, the Company will continue to support the card through marketing programs and will receive additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms.
Note 7 – Impairment of long-lived assets
Impairment charges were $24,785,000, or $0.28 per share, and $29,839,000, or $0.34 per share, for the three and nine months ended November 25, 2006, respectively, and were included in selling, general and administrative expenses. These impairment charges related to long-lived assets at underperforming stores were based on cash flow projections for those stores. These cash flows were estimated based on management’s estimate of future sales, merchandise margins, and expenses over the remaining expected terms of the leases. Estimates used in the third quarter were updated from those used in prior periods as a result of the worsening sales and gross margin trends experienced during the quarter. In the event that actual future results are worse than management’s current estimates, an additional charge for asset impairments may be recorded and such charges could have an impact on the Company’s balance sheet and statement of operations.
Note 8 – Lease termination obligation
At times, the Company may terminate leases prior to their expiration when certain stores or storage facilities are closed or relocated to more favorable locations, or as deemed necessary by the evaluation of the real estate portfolio. These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
“Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets related to such stores has not been material and the write-down of inventory and employee severance cost associated with these closures was not significant. The following table represents a rollforward of the liability balances for the nine months ended November 25, 2006 and November 26, 2005 (in thousands):

	Nine Months Ended
	November 25,	November 26,
	2006	2005
Beginning of period	$2,859	$1,475

Original charges	2,719	2,022
Revisions	140	126
Cash payments	(2,829)	(2,112)

End of period	$2,889	$1,511

Note 9 – Condensed financial statements
The Company’s 6.375% convertible senior notes (the “Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. On June 13, 2006, the Company registered these Notes with the Securities and Exchange Commission. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended November 25, 2006
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$400,843	$9,370	$(7,499)	$402,714
Cost of sales (including buying and store occupancy costs)	—	277,334	8,381	(7,584)	278,131
Selling, general and administrative (including depreciation and amortization)	232	194,929	391	—	195,552

Operating income (loss)	(232)	(71,420)	598	85	(70,969)

Nonoperating (income) expenses	(1,075)	3,054	(185)	—	1,794

Income (loss) from continuing operations before income taxes	843	(74,474)	783	85	(72,763)
Income tax provision (benefit)	—	(106)	61	—	(45)

Net income (loss) from continuing operations	843	(74,368)	722	85	(72,718)

Net income (loss) from subsidiaries	(73,646)	722	—	72,924	—

Net income (loss)	$(72,803)	$(73,646)	$722	$73,009	$(72,718)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended November 26, 2005
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$455,064	$13,693	$(12,067)	$456,690
Cost of sales (including buying and store occupancy costs)	—	289,993	11,952	(12,571)	289,374
Selling, general and administrative (including depreciation and amortization)	233	169,012	235	—	169,480

Operating income (loss)	(233)	(3,941)	1,506	504	(2,164)

Nonoperating (income) expenses	250	(96)	266	—	420

Income (loss) from continuing operations before income taxes	(483)	(3,845)	1,240	504	(2,584)
Income tax provision (benefit)	—	2,995	78	—	3,073

Net income (loss) from continuing operations	(483)	(6,840)	1,162	504	(5,657)

Net income (loss) from subsidiaries	(7,202)	(362)	—	7,564	—

Discontinued operations:
Loss from discontinued operations	—	—	(1,524)	—	(1,524)
Income tax benefit	—	—	—	—	—

Net loss from discontinued operations	—	—	(1,524)	—	(1,524)

Net income (loss)	$(7,685)	$(7,202)	$(362)	$8,068	$(7,181)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended November 25, 2006
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,143,386	$29,935	$(23,817)	$1,149,504
Cost of sales (including buying and store occupancy costs)	—	789,145	27,176	(24,149)	792,172
Selling, general and administrative (including depreciation and amortization)	1,264	521,331	913	—	523,508

Operating income (loss)	(1,264)	(167,090)	1,846	332	(166,176)

Nonoperating (income) expenses	(2,541)	6,050	(528)	—	2,981

Income (loss) from continuing operations before income taxes	1,277	(173,140)	2,374	332	(169,157)
Income tax provision (benefit)	—	(906)	291	—	(615)

Net income (loss) from continuing operations	1,277	(172,234)	2,083	332	(168,542)

Net income (loss) from subsidiaries	(170,558)	1,676	—	168,882	—

Discontinued operations:
Loss from discontinued operations	—	—	(638)	—	(638)
Income tax benefit	—	—	(231)	—	(231)

Net loss from discontinued operations	—	—	(407)	—	(407)

Net income (loss)	$(169,281)	$(170,558)	$1,676	$169,214	$(168,949)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended November 26, 2005
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,265,848	$47,665	$(42,834)	$1,270,679
Cost of sales (including buying and store occupancy costs)	—	832,445	41,592	(43,261)	830,776
Selling, general and administrative (including depreciation and amortization)	932	471,021	774	—	472,727

Operating income (loss)	(932)	(37,618)	5,299	427	(32,824)

Nonoperating (income) expenses	492	(1,603)	548	—	(563)

Income (loss) from continuing operations before income taxes	(1,424)	(36,015)	4,751	427	(32,261)
Income tax provision (benefit)	—	(12,076)	301	—	(11,775)

Net income (loss) from continuing operations	(1,424)	(23,939)	4,450	427	(20,486)

Net income (loss) from subsidiaries	(28,831)	(4,892)	—	33,723	—

Discontinued operations:
Loss from discontinued operations	—	—	(9,342)	—	(9,342)
Income tax benefit	—	—	—	—	—

Net loss from discontinued operations	—	—	(9,342)	—	(9,342)

Net income (loss)	$(30,255)	$(28,831)	$(4,892)	$34,150	$(29,828)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
November 25, 2006
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$114,970	$45,173	$12,109	$—	$172,252
Other accounts receivable, net	81	28,554	1,383	—	30,018
Inventories	—	392,407	—	—	392,407
Income tax receivable	—	43,467	(20)	—	43,447
Prepaid expenses and other current assets	—	77,913	—	—	77,913

Total current assets	115,051	587,514	13,472	—	716,037

Properties, net	—	245,250	6,076	—	251,326
Investment in subsidiaries	303,265	40,359	—	(343,624)	—
Other noncurrent assets	7,916	42,602	—	—	50,518

	$426,232	$915,725	$19,548	$(343,624)	$1,017,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28	$121,269	$325	$—	$121,622
Intercompany payable (receivable)	(154,525)	174,872	(20,347)	—	—
Gift cards and other deferred revenue	—	64,685	—	—	64,685
Accrued income taxes payable (receivable)	—	3,176	(815)	—	2,361
Other accrued liabilities	3,293	136,137	26	—	139,456

Total current liabilities	(151,204)	500,139	(20,811)	—	328,124

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	2,901	93,321	—	—	96,222
Shareholders’ equity	409,535	303,265	40,359	(343,624)	409,535

	$426,232	$915,725	$19,548	$(343,624)	$1,017,881

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
November 26, 2005
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$210	$17,941	$3,140	$—	$21,291
Beneficial interest in securitized receivables	—	59,567	—	—	59,567
Other accounts receivable, net	—	27,934	1,421	—	29,355
Inventories	—	438,782	—	—	438,782
Income tax receivable	—	22,870	(60)	—	22,810
Assets of discontinued operations	—	—	40,971	—	40,971
Prepaid expenses and other current assets	—	40,284	—	—	40,284

Total current assets	210	607,378	45,472	—	653,060

Properties, net	—	302,108	7,852	—	309,960
Investment in subsidiaries	483,660	13,449	—	(497,109)	—
Other noncurrent assets	736	77,466	78	—	78,280

	$484,606	$1,000,401	$53,402	$(497,109)	$1,041,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$—	$9,500	$—	$—	$9,500
Accounts payable	3	97,533	2,252	—	99,788
Intercompany payable (receivable)	(128,971)	108,637	20,334	—	—
Gift cards and other deferred revenue	—	57,425	—	—	57,425
Accrued income taxes payable (receivable)	—	3,899	(141)	—	3,758
Liabilities related to discontinued operations	—	—	17,421	—	17,421
Other accrued liabilities	292	112,777	87	—	113,156

Total current liabilities	(128,676)	389,771	39,953	—	301,048

Long-term debt	—	19,000	—	—	19,000
Other noncurrent liabilities	2,317	107,970	—	—	110,287
Shareholders’ equity	610,965	483,660	13,449	(497,109)	610,965

	$484,606	$1,000,401	$53,402	$(497,109)	$1,041,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended November 25, 2006
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$10,109	$(87,270)	$(7,262)	$(18)	$(84,441)

Cash flow from investing activities:
Capital expenditures	—	(25,234)	—	—	(25,234)
Proceeds from disposition of properties	—	104	—	—	104
Proceeds from sale of discontinued operations	—	11,601	—	—	11,601
Proceeds from sale of Pier 1 National Bank	—	10,754	—	—	10,754
Proceeds from sale of restricted investments	—	217	—	—	217
Purchase of restricted investments	—	(2,000)	—	—	(2,000)
Collections of principal on beneficial interest in securitized receivables	—	21,907	—	—	21,907

Net cash provided by investing activities	—	17,349	—	—	17,349

Cash flow from financing activities:
Cash dividends	(17,475)	(18)	—	18	(17,475)
Proceeds from stock options exercised, stock purchase plan and other, net	3,786	101	—	—	3,887
Notes payable borrowings	—	69,000	—	—	69,000
Repayments of notes payable	—	(69,000)	—	—	(69,000)
Debt issuance costs	—	(283)	—	—	(283)
Advances (to) from subsidiaries	(12,229)	14,525	(2,296)	—	—

Net cash (used in) provided by financing activities	(25,918)	14,325	(2,296)	18	(13,871)

Change in cash and cash equivalents	(15,809)	(55,596)	(9,558)	—	(80,963)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$114,970	$45,173	$12,109	$—	$172,252

(1)	Including cash held for sale of $7,100 at beginning of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended November 26, 2005
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$2,922	$(143,085)	$5,528	$(23,618)	$(158,253)

Cash flow from investing activities:
Capital expenditures	—	(35,600)	(4,580)	—	(40,180)
Proceeds from disposition of properties	—	1,369	—	—	1,369
Collections of principal on beneficial interest in securitized receivables	—	45,070	—	—	45,070

Net cash provided by (used in) investing activities	—	10,839	(4,580)	—	6,259

Cash flow from financing activities:
Cash dividends	(25,972)	(51)	(23,567)	23,618	(25,972)
Purchase of treasury stock	(4,047)	—	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	5,999	—	—	—	5,999
Borrowings under short-term debt	—	86,500	—	—	86,500
Repayments of notes payable	—	(77,000)	—	—	(77,000)
Debt issuance costs	(40)	(1,236)	—	—	(1,276)
Advances (to) from subsidiaries	20,866	(15,568)	(5,298)	—	—

Net cash (used in) provided by financing activities	(3,194)	(7,355)	(28,865)	23,618	(15,796)

Change in cash and cash equivalents	(272)	(139,601)	(27,917)	—	(167,790)
Cash and cash equivalents at beginning of period	482	157,542	31,057	—	189,081

Cash and cash equivalents at end of period	$210	$17,941	$3,140	$—	$21,291

(1)	Including cash held for sale of $3,359 at beginning of period.
Note 10 – Benefit plans
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
The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the pension obligations upon retirement or death of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest yielding investments in the amounts of $25,062,000 included in other current assets at November 25, 2006, and $21,892,000 included in other noncurrent assets at November 26, 2005. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company contributed $2,000,000 to the trust during the second quarter of fiscal 2007. Additional cash contributions to the trust of approximately $6,000,000 are planned prior to the end of the fiscal year. The actuarial assumptions used to calculate pension costs are reviewed annually. The components of net periodic benefit costs for the three and nine months ended November 25, 2006 and November 26, 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
	2006	2005	2006	2005
Components of net periodic benefits cost:
Service cost	$602	$511	$1,804	$1,532
Interest cost	482	397	1,448	1,193
Amortization of unrecognized prior service costs	200	208	602	623
Amortization of net actuarial loss	810	866	2,429	2,597

Net periodic benefit cost	$2,094	$1,982	$6,283	$5,945

Note 11 – Income taxes
During the second quarter, the Company established a valuation allowance of $24,613,000 related to deferred tax assets. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in SFAS No. 109 “Accounting for Income Taxes”.
In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded in the second and third quarters. As these deferred tax assets were established and fully reserved during fiscal 2007, there was no net impact to the provision of income taxes.
At the end of the third quarter, the net deferred tax assets and the offsetting valuation allowance totaled $59,162,000.
Note 12 – Legal matters
During the second quarter of fiscal 2007, the Company recorded a pre-tax charge of $4,567,000, or ($0.05) per share, for the settlement of and legal fees related to a class action lawsuit regarding compensation matters, which was included in selling, general and administrative expense.
Note 13 – New accounting pronouncements
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the future impact of the adoption of FIN 48 will have on its consolidated balance sheet and statements of operations, shareholders’ equity and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 explains how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 offers a special “one-time” transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company as of the end of fiscal year 2007. The Company does not expect the adoption of this statement to have a material impact on its consolidated balance sheet and statements of operations, shareholders’ equity and cash flows.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal year 2009. The Company does not expect the adoption of this statement to have a material impact on its consolidated balance sheet and statements of operations, shareholders’ equity and cash flows.
In September 2006, the FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of postretirement benefit plans as an asset or liability in the financial statements. The transition date for recognition of an asset or liability related to the funded status of an entity’s plan is effective for the Company as of the end of fiscal year 2007. The Company is in the process of determining the effect the adoption of the recognition of this liability will have on its consolidated balance sheet and statement of shareholders’ equity. However, upon adoption, the Company expects to record an additional liability with an offset to other comprehensive income of approximately $10,000,000 to $12,000,000 at the end of fiscal 2007. In addition, SFAS 158 requires an employer to measure its postretirement benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end. This portion of the statement is effective for the Company for fiscal 2009 and will have no impact on the Company’s consolidated financial statements as it currently values benefit obligations at its fiscal year-end.

PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The Company operates stores under the names Pier 1 Imports (“Pier 1”) and “Pier 1 Kids”. Pier 1 Kids stores sell children’s home furnishings and decorative accessories. As of November 25, 2006, the Company operated 1,257 stores in the United States, Canada, Puerto Rico and Mexico. The Company conducts business as one operating segment.
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
Discontinued Operations – During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in the United Kingdom. The sale of The Pier was completed in March 2006. As a result, The Pier’s prior period operations are considered discontinued and have been reclassified accordingly. Expenses incurred during March by the Company related to The Pier were $0.4 million, net of taxes. Discussions below relate to continuing operations, unless stated otherwise.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The results of operations for the three and nine months ended November 25, 2006, and November 26, 2005, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The following table summarizes those key performance indicators for the three and nine months ended November 25, 2006 and November 26, 2005:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Three Months Ended		Nine Months Ended
	Nov. 25,	Nov. 26,	Nov. 25,	Nov. 26,
	2006	2005	2006	2005
Key Performance Metrics

Net sales growth	(11.8%)	(2.2%)	(9.5%)	(4.0%)
Comparable stores sales growth	(12.9%)	(6.1%)	(11.6%)	(8.6%)
Merchandise margins as a % of sales	49.7%	52.5%	50.9%	51.6%
Store occupancy as a % of sales	18.7%	15.9%	19.8%	17.0%
Selling, general and administrative expenses as a % of sales	45.6%	34.0%	42.1%	33.9%
Operating loss as a % of sales	(17.6%)	(0.5%)	(14.5%)	(2.6%)
Loss from continuing operations as a % of sales	(18.1%)	(1.2%)	(14.7%)	(1.6%)
Loss from continuing operations per share	($.83)	($.06)	($1.93)	($.23)
Inventory per retail square foot	$41.35	$45.74	$41.35	$45.74
Total retail square footage (in thousands)	9,489	9,593	9,489	9,593
Total retail square footage growth (decline) from the same period last year	(1.1%)	5.8%	(1.1%)	5.8%
Net sales during the third quarter and the first nine months of fiscal 2007 declined 11.8% and 9.5%, respectively, and comparable store sales declined 12.9% and 11.6% during the respective periods. The Company recorded a loss from continuing operations during the third quarter and year-to-date periods of $72.7 million and $168.5 million, respectively. Losses per share from continuing operations were $0.83 and $1.93 for the respective periods.
During the third quarter, the Company continued to experience a decline in sales. The Company has seen a persistent weakness in customer traffic throughout the year as retailers in the Company’s sector are competing for market share and consumers’ discretionary funds. To stay with the competition, the Company has struggled to find the right marketing programs and media that will drive traffic to its stores and increase sales.
During the third quarter, the Company slightly shifted its focus to gifts and decorative items for the holiday season, adding more unique merchandise that was exclusive, value-priced and had both a traditional and contemporary appeal to meet customers’ decorating needs. The Company is committed to be diligent in controlling expenses, evaluating the real estate portfolio, and monitoring inventory levels.
After Christmas and in January, the Company expects to begin clearance of merchandise to make room for the introduction of new spring lines. The new product assortment will include items of updated traditional style with broad appeal as well as items from around the world in the unique style that has become synonymous with Pier 1. The Company plans for furniture to comprise approximately 35% of the new merchandise mix as compared to approximately 40% in prior years. In addition, the Company continues to try to find merchandise that has great value without compromising superior quality. The Company plans to introduce the new lines in mid to late January 2007.
Results of Operations
Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during the period were as follows (in thousands):

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
	2006	2005	2006	2005
Stores	$394,868	$450,725	$1,124,682	$1,255,155
Direct to consumer	4,953	4,053	13,942	9,856
Other (1)	2,893	1,912	10,880	5,668

Net sales	$402,714	$456,690	$1,149,504	$1,270,679

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores and from Sears Roebuck de Mexico, S.A. de C.V.
Net sales for the third quarter of fiscal 2007 were $402.7 million, down 11.8% or $54.0 million from last year’s third quarter net sales of $456.7 million. Average ticket remained relatively constant while average traffic counts and conversion rates were below last year’s levels. Net sales declined to $1,149.5 million from $1,270.7 million, down $121.2 million or 9.5%, during the nine-month period ended November 25, 2006 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 12.9% and 11.6%, respectively. Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 26, 2005	$1,270,679

Incremental sales growth (decline) from:
New stores opened during fiscal 2007	16,877
Stores opened during fiscal 2006	24,993
Comparable stores	(137,283)
Closed stores and other	(25,762)

Net sales for the nine months ended November 25, 2006	$1,149,504

During the third quarter, the Company opened ten and closed or relocated 15 Pier 1 stores in the United States and Canada and opened one “store within a store” location in Mexico. During the first nine months of fiscal 2007, the Company opened 33 and closed or relocated 35 Pier 1 stores in the United States and Canada, closed three Pier 1 Kids stores and opened three “store within a store” locations in Mexico. Total retail square footage remained constant from the beginning of fiscal 2007 and decreased 1.1% from the third quarter of fiscal 2006. The Pier 1 and Pier 1 Kids store count totaled 1,221 in the United States and Canada at the end of the third quarter compared to 1,240 stores a year ago. Including Mexico and Puerto Rico, the Company’s store count totaled 1,257 at the end of the third quarter of fiscal 2007. During the third quarter, the Company introduced Pier 1 Kids merchandise within two Pier 1 store locations.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2007 to the number open at the end of the third quarter follows (openings and closings include relocated stores):

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)

	United States	Mexico and	Continuing	Discontinued
	and Canada	Puerto Rico	Operations	Operations (1)	Total
Open at February 25, 2006	1,226	33	1,259	45	1,304
Openings	33	3	36	—	36
Closings	(38)	—	(38)	—	(38)
Other	—	—	—	(45)	(45)

Open at November 25, 2006	1,221	36	1,257	—	1,257

(1)	Discontinued operations relate to The Pier’s operations located in the United Kingdom and Ireland which were sold in March 2006.
Sales on the Company’s proprietary credit card declined during the third quarter with net sales down $31.4 million, or 25.1%, to $93.8 million from last year’s third quarter proprietary credit card sales of $125.1 million. Year-to-date proprietary credit card sales of $276.5 million reflected a similar trend, with a decline of $54.2 million, or 16.4%, compared to sales of $330.6 million during the same period last year. Third quarter proprietary credit card sales comprised 25.6% of U.S. store sales compared to 29.7% last year, while year-to-date proprietary credit card sales were 26.3% of U.S. store sales versus 28.1% last year. During the third quarter both average traffic counts and average number of transactions per store were down this year compared to last year. Average ticket on the Company’s proprietary credit card was $160 for the third quarter, a decrease from $189 during the same period last year. Year-to-date average ticket remained constant at $178.
Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 570 basis points to 30.9% for the third quarter of fiscal 2007, and decreased 350 basis points to 31.1% for the first nine months of fiscal 2007. As a percentage of sales, merchandise margins decreased 280 basis points for the third quarter and 70 basis points for the nine-month period ended November 25, 2006, from the comparable periods a year ago. The decrease during both periods was primarily due to increased promotional discounts and clearance markdowns. Store occupancy costs for the quarter were $75.4 million, or 18.7% of sales, an increase of $2.8 million, or 280 basis points as a percentage of sales, compared to last year’s third quarter store occupancy expense of $72.6 million. Year-to-date, store occupancy costs were $227.5 million, or 19.8% of sales, an increase of $11.8 million, or 280 basis points as a percentage of sales, compared to store occupancy expense of $215.7 million during the same period last year. Store occupancy cost increases as a percentage of sales resulted from relatively fixed rental costs on a lower sales base.
Operating Expenses, Depreciation and Income Taxes – Selling, general and administrative expenses for the third quarter of fiscal 2007 were $183.4 million, or 45.6% of sales, an increase over the same quarter last year of $28.0 million. Year-to-date selling, general and administrative expenses were $484.2 million, or 42.1% of sales, an increase of $53.6 million over the same period last year.
Expenses that normally grow proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $3.6 million and $10.6 million for the quarter and year-to-date periods, respectively. As a percentage of sales, these variable expenses increased 420 basis points for the third quarter and 350 basis points year-to-date. Store salaries, including bonus, during the third quarter decreased $3.8 million, yet increased 110 basis points as a percentage of sales, as sales were insufficient to leverage certain fixed portions of store payroll costs incurred to maintain minimum staffing levels to provide quality customer service. Store salaries, including bonus, for the first nine months of fiscal 2007 decreased $2.1 million, yet increased 140 basis points as a percentage of sales. Marketing expenditures during the third quarter were $38.2 million or 9.5% of sales for the quarter, an increase of $7.9 million from the same quarter last year and 285 basis points as a percentage of sales. Year-to-date marketing expenses totaled $95.9 million, or 8.3% of sales, an increase of $13.2 million and 180 basis points as a percentage of sales over last year. The increase in marketing was the result of the Company’s continued emphasis on trying to improve sales through its television advertising, catalog distribution and national magazine campaign.

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
Relatively fixed selling, general and administrative expenses during the third quarter of fiscal 2007 increased $24.4 million and 730 basis points as a percentage of sales. The Company recognized impairment charges of $24.8 million on long-lived store-level assets versus approximately $0.7 million in the year ago period. These impairment charges were based on cash flow projections for those stores and were estimated based on management’s estimate of future sales, merchandise margins, and expenses over the remaining expected terms of the store leases. While management believes its cash flow projections are its best estimates based on information available at this time, such estimates may require revisions in the event actual results differ from projections. If management had increased their assumptions of comparable store sales declines by an additional 3% over the next four years, additional impairment charges of approximately $5.0 to $6.0 million would have been recorded.
Year-to-date relatively fixed selling, general, and administrative expenses increased $43.0 million and 470 basis points as a percentage of sales, primarily as a result of the impairment charges taken in the third quarter as discussed above and additional impairment charges of $5.1 million taken during the first six months of fiscal 2007. Also for the year-to-date period, the Company recorded a $4.6 million charge in the second quarter related to the settlement of and legal fees related to a class action lawsuit regarding compensation matters. Non-store payroll increased $3.6 million primarily related to stock-based compensation expense on stock-based payments.
Depreciation and amortization expense for the third quarter and year-to-date periods was $12.1 million and $39.3 million, respectively, compared to $14.1 million and $42.1 million for the same periods last year. The decreases were primarily the result of previous impairment charges of store-level fixed assets, a reduction in depreciation expense for certain assets’ becoming fully depreciated and a slight decrease in depreciation expense related to the net 19 store closures in the United States and Canada, including Pier 1 Kids, since the fiscal 2006 third quarter-end. These decreases were partially offset by increases in depreciation expense related to software applications launched subsequent to the end of fiscal 2006.
The operating loss for the quarter was $71.0 million compared to $2.2 million for last year’s third quarter. For the first nine months of fiscal 2007, operating loss totaled $166.2 million compared to $32.8 million for the same period last year.
During the second quarter, the Company established a valuation allowance of $24.6 million related to deferred tax assets. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in SFAS No. 109 “Accounting for Income Taxes”.
In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded in the second and third quarters. As these deferred tax assets were established and fully reserved during fiscal 2007, there was no net impact to the provision of income taxes.
At the end of the third quarter, the net deferred tax assets and the offsetting valuation allowance totaled $59.2 million.
Net Loss – During the third quarter of fiscal 2007, the Company recorded a net loss of $72.7 million, or $0.83 per share, compared to $7.2 million, or $0.08 per share, for the same period last year. Net loss, including discontinued operations, for the first nine months of fiscal 2007 was $168.9 million, or $1.94 per share, compared to $29.8 million, or $0.34 per share, for the first nine months of fiscal 2006.
Liquidity and Capital Resources
For the purpose of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results. The Company ended the third quarter of fiscal 2007 with $172.3 million in cash and temporary investments compared to $21.3 million a year ago. Operating activities in the first

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
nine months of fiscal 2007 used $84.4 million of cash, primarily as a result of the Company’s net loss and the following items. Upon expiration of the Company’s securitization agreement, the Company purchased its proprietary credit card receivables by sending $100.0 million to the Pier 1 Master Trust, an unconsolidated subsidiary, to redeem its outstanding Class A Certificates. The purchase of these receivables was offset by $142.8 million ($155.8 million less $13.0 million received in connection with the sale of Pier 1 National Bank as described below) in proceeds received from the sale of the proprietary credit card receivables. Inventory levels at the end of the third quarter of fiscal 2007 were $392.4 million, an increase of $22.6 million over inventory levels at the end of last year. The Company continues to prudently manage inventories and projects inventory at year-end to be approximately flat compared to last year.
During the first nine months of fiscal 2007, investing activities provided $17.3 million compared to $6.3 million during the same period last year. Collections of principal on beneficial interest in securitized receivables provided $21.9 million compared to $45.1 million for the third quarter of fiscal 2006. Proceeds from the sale of The Pier provided $15.0 million, partially offset by $3.4 million in cash held by The Pier on the date of the sale. Proceeds from the sale of Pier 1 National Bank provided $13.0 million, partially offset by $2.2 million in cash held by Pier 1 National Bank on the date of the sale. Capital expenditures were $25.2 million in fiscal 2007 compared to $40.2 million in fiscal 2006, consisting primarily of $11.1 million for fixtures, equipment, and leasehold improvements for new and existing stores, $10.0 million for information systems’ enhancements and home office capital additions, and $4.1 million related to the Company’s distribution centers. The Company plans to open one new Pier 1 store in the United States during the fourth quarter of fiscal 2007 and has plans to close or relocate approximately 35 Pier 1 stores, which includes four Pier 1 Kids stores over the same period.
Financing activities for the first nine months of fiscal 2007 used a net $13.9 million of the Company’s cash. Dividend payments totaled $17.5 million through the second quarter of fiscal 2007 and were discontinued by the Company’s board of directors at that time. All other financing activities, primarily the exercise of stock options, provided net cash of $3.6 million. The Company utilized its secured credit facility during the third quarter of fiscal 2007. The Company borrowed and repaid $69.0 million during the third quarter of which $22.0 million was the greatest amount of borrowings outstanding at any one time under the credit facility. As of November 25, 2006, the Company had no outstanding cash borrowings and approximately $127.2 million in letters of credit utilized against its secured credit facility. The borrowing base was $260.7 million, of which $133.5 million was available for cash borrowings. This facility expires in November 2010.
At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2007 were $59.4 million. The present value of total existing minimum operating lease commitments discounted at 10% was approximately $850.0 million at the fiscal 2007 third quarter-end.
Two senior executives of the Company, the Chief Executive Officer and the Executive Vice President of Stores, have announced their intentions to retire in the fourth quarter of fiscal 2007. Payments to satisfy retirement liabilities and deferred compensation arrangements for these two executives will be made within the next twelve months. Restricted investments of $25.1 million, classified on the balance sheet as other current assets, are held in a trust established for the purpose of setting aside assets to be used for the satisfaction of retirement liabilities and will be used to satisfy a portion of the retirement obligations related to these two executives. An additional $6.0 million in cash will be contributed to this trust in the fourth quarter of fiscal 2007. The remaining retirement-related obligations to these two executives will be settled at $8.0 million in the first quarter of fiscal 2008 and $0.7 million in the second quarter of fiscal 2008 and will be funded from existing cash balances.
Other working capital requirements are expected to be funded from existing cash on hand, proceeds from sales of merchandise and borrowings against available lines of credit. The Company’s borrowing capacity includes the credit facility, which is secured by the Company’s eligible merchandise inventory and third-party credit card receivables.
In October 2006, the Company announced that its Board of Directors had decided to discontinue the Company’s $0.10 per share quarterly dividend. The Company believes that discontinuing the cash

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
dividend will improve the Company’s near-term liquidity and is consistent with its efforts to provide financial flexibility as it executes the Company’s turnaround strategy. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less that $32.5 million. The Company was in compliance with all required debt covenants at the end of the third quarter of fiscal 2007.
The Company believes the cash on hand, available lines of credit and proceeds from the sale of the Company’s credit card business will be sufficient to meet the Company’s expected cash requirements for the next fiscal year.
Forward-looking Statements
Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of appropriate sites for locating stores and distribution centers, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006, as filed with the Securities and Exchange Commission.
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 25, 2006.
Item 4. Controls and Procedures.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 25, 2006, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
During the second quarter of fiscal 2007, the Company implemented a new general ledger accounting system. The Company followed an information systems implementation process that required significant pre-implementation planning, design and testing, and post-implementation monitoring. Based on this process and the Company’s observations, the Company does not believe that the implementation of this system had a material effect on the internal control over financial reporting for the second quarter and that it is not likely to materially affect the internal control over financial reporting for future quarters. There has been no other change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
The Company is a party to various legal proceedings and claims in the ordinary course of its business. During the second quarter of fiscal 2007, the Company recorded a pre-tax charge of $4,567,000 related to the settlement of and legal fees related to a class action lawsuit regarding compensation matters.
Item 1A. Risk Factors.
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under the Company’s secured credit facility, the Company would not be restricted from paying dividends unless the availability under the credit facility is less than 30% of the Company’s borrowing base calculation. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32,500,000. The availability was $133,489,000 as of November 25, 2006.
Item 3. Defaults upon Senior Securities.
None.

PART II (Continued)
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: January 2, 2007	By:	/s/ Marvin J. Girouard Marvin J. Girouard, Chairman of the Board
and Chief Executive Officer

Date: January 2, 2007	By:	/s/ Charles H. Turner Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: January 2, 2007	By:	/s/ Susan E. Barley Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 25, 2006.

10.1	Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006.

10.2	Benefit Restoration Plan II, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12, 2006.

10.3	1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 12, 2006.

10.4	Supplemental Executive Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 12, 2006.

10.5	Supplemental Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 12, 2006.

10.6	Amendment No. 1 to the Supplemental Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed October 12, 2006.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewithin