Form 10-K
period 2007-03-03
PIER 1 IMPORTS INC/DE
filed 2007-05-16
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 3, 2007
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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of August 26, 2006, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $433,510,000 using the closing sales price on that day of $5.69.

As of May 9, 2007, 88,301,082 shares of the registrant’s common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1) Registrant’s Proxy Statement for the 2007 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT
Fiscal Year Ended March 3, 2007

PART I

Item 1.	Business.

(a)	General Development of Business.

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1” relate to the Company’s retail locations operating under the name Pier 1 Imports®. References to “Pier 1 Kids” relate to the Company’s retail locations operating under the name Pier 1 Kids®.

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

In fiscal 2007, the Company opened 34 new Pier 1 stores, closed 57 Pier 1 stores and closed seven Pier 1 Kids stores. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, the Company plans to open approximately five new Pier 1 stores and close approximately 60 stores, including 10 Pier 1 Kids stores, during fiscal 2008.

Set forth below is a list by city of Pier 1 stores opened in the United States and Canada in fiscal 2007:

Brossard, QC	Lake Forest, CA	Riverdale, NJ
Carlisle, PA	Lewiston, ID	Sacramento, CA
City of Industry, CA	Lodi, CA	Somers Point, NJ
Clifton, NJ	Lompoc, CA	Southlake, TX
Concord, CA	Medina, OH	Stillwater, OK
Downey, CA	Mill Creek, WA	Taunton, MA
Estero, FL	Mission Viejo, CA	Vancouver, WA
Eureka, CA	Oklahoma City, OK	Victoria, BC
Evanston, IL	Palm Beach Gardens, FL	Woodbridge, NJ
Fort Myers, FL	Phillipsburg, NJ	Yuba City, CA
Fort Worth, TX	Portland, OR
Kailua, HI	Pottstown, PA

Presently, the Company maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington. Upon the expiration of its lease during fiscal 2007, the Pier 1 Kids distribution facility in Fort Worth, Texas was closed, and the merchandise was moved into the Company’s existing distribution center in Savannah, Georgia.

During fiscal 2007, the Company had an arrangement to supply Sears Roebuck de Mexico, S.A. de C.V. (“Sears Mexico”) with merchandise to be sold primarily in a “store within a store” format in certain Sears Mexico stores. The agreement with Sears Mexico expired December 31, 2006, and was renewed under similar terms with Sears Mexico’s parent company, Grupo Sanborns, S.A. de C.V., and will expire January 1, 2012. The agreement is structured in a manner, which substantially insulates the Company from currency fluctuations in the value of the Mexican peso. In fiscal 2007, Sears Mexico opened three new “store within a store” locations offering Pier 1 merchandise. As of March 3, 2007, Pier 1 merchandise was offered in 29 Sears Mexico stores. Sears Mexico’s expansion plans for fiscal 2008 include opening five new “store within a store” locations in Mexico to sell Pier 1 merchandise. Since Sears Mexico operates these locations, the Company has no employees or real estate obligations in Mexico.

The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”), which allows Sears Puerto Rico to market and sell Pier 1 merchandise in a “store within a store” format in certain Sears Puerto Rico stores. The Company has no employee or real estate obligations in

Puerto Rico because Sears Puerto Rico operates these locations. As of March 3, 2007, Pier 1 merchandise was offered in seven Sears Puerto Rico stores. Sears Puerto Rico has no plans for new “store within a store” locations in Puerto Rico during fiscal 2008.

During fiscal 2007, the Company sold its credit card operations, which included its credit card bank located in Omaha, Nebraska, that operated under the name Pier 1 National Bank, N.A. (the “Bank”) to Chase Bank USA, N.A. (“Chase”). The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts and the common stock of the Bank. The Company and Chase have entered into a long-term program agreement. Under this agreement, the Company will continue to support the card through marketing programs and will receive payments over the life of the agreement for transaction level incentives, marketing support and other program terms.

Since June 2000, the Company has operated an e-commerce web site, which received an average of 5.7 million visits per month in fiscal 2007, and can be accessed at www.pier1.com. This site is a useful marketing vehicle for the Company while providing customers with access to the Company’s products and services at their convenience. Customers can shop substantially all of the Company’s merchandise assortment, as well as purchase gift cards, create and manage bridal and gift registries, view interactive catalogs, watch the most recent TV commercials and sign up for marketing email and direct mail. In March 2007, the Company implemented new features on its e-commerce web site to allow customers to utilize discount and coupon codes at checkout and redeem the Company’s gift cards.

(b)	Financial Information about Industry Segments.

In fiscal 2007, the Company conducted business as one operating segment consisting of the retail sale of decorative home furnishings, gifts and related items.

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

On March 3, 2007, the Company operated 1,076 Pier 1 and 36 Pier 1 Kids stores in the United States, 84 Pier 1 stores in Canada, and supported three franchised stores in the United States. All three franchise agreements expire in June 2007. During fiscal 2007, the Company supplied merchandise and licensed the Pier 1 Imports name to Sears Mexico and Sears Puerto Rico, which sold Pier 1 merchandise primarily in a “store within a store” format in 29 Sears Mexico stores and in seven Sears Puerto Rico stores. Company-operated Pier 1 stores in the United States and Canada average approximately 9,800 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2007, net sales of the Company totaled $1,623.2 million.

Pier 1 offers a diverse selection of current products consisting of approximately 3,000 items imported from over 40 countries around the world. While the broad categories of Pier 1’s merchandise remain constant, individual items within these product groupings change frequently in order to meet the demands of customers. The principal categories of merchandise include the following:

FURNITURE — This product group consists of furniture and furniture cushions to be used on patios and in living, dining, kitchen and bedroom areas, and in sunrooms. This product group constituted approximately 38% of Pier 1’s total U.S. and Canadian retail sales in fiscal year 2007, 40% in fiscal year 2006 and 39% in fiscal year 2005. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained or painted finishes. Pier 1 also sells upholstered furniture.

DECORATIVE ACCESSORIES — This product group constitutes the broadest category of merchandise in Pier 1’s sales mix and contributed approximately 27% to Pier 1’s total U.S. and Canadian retail sales in fiscal year 2007, 26% in fiscal year 2006 and 25% in fiscal year 2005. These items are imported from approximately 35 countries and include wood items, lamps, vases, dried and artificial flowers, baskets, wall decorations and numerous other decorative items. A majority of these products are handcrafted from natural materials.

HOUSEWARES — This product group is imported mainly from the Far East and Europe and includes ceramics, dinnerware and other functional and decorative items. These goods accounted for approximately 12% of Pier 1’s total U.S. and Canadian retail sales in fiscal year 2007, 13% in fiscal years 2006 and 2005.

BED, BATH & CANDLES — This product group is imported mainly from India, Germany, Thailand and China, and is also obtained from domestic sources. This group includes bath and fragrance products, candles and bedding. These goods accounted for approximately 17% of Pier 1’s total U.S. and Canadian retail sales in fiscal year 2007, 15% in fiscal year 2006 and 16% in fiscal year 2005.

SEASONAL — This product group consists of merchandise for celebrating holidays and spring/summer entertaining, imported mainly from Europe, Indonesia, China, the Philippines and India, and also obtained from domestic sources. These items accounted for approximately 6% of Pier 1’s total U.S. and Canadian retail sales in fiscal year 2007, 6% in fiscal year 2006 and 7% in fiscal year 2005.

Pier 1 merchandise largely consists of items that require a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors and agents. The Company believes alternative sources of products could be procured over a relatively short period of time, if necessary. In selecting the source of a product, Pier 1 considers quality, dependability of delivery and cost. During fiscal 2007, Pier 1 sold merchandise imported from over 40 different countries with 35% of its sales derived from merchandise produced in China, 14% derived from merchandise produced in Indonesia, 13% derived from merchandise produced in India, 13% derived from merchandise produced in the United States and 21% derived from merchandise produced in Brazil, Thailand, Italy, the Philippines, Vietnam and Mexico. The remaining 4% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries, and Canada.

Imported merchandise and a portion of domestic purchases are delivered to the Company’s distribution centers, unpacked and made available for shipment to the various stores in each distribution center’s region. Because of the time delays involved in procuring merchandise from foreign suppliers, the Company maintains a substantial inventory in its distribution center facilities to assure a sufficient supply of products to its stores.

The Company, through certain of its wholly owned subsidiaries, owns a number of federally registered service marks under which Pier 1 and Pier 1 Kids stores do business. Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of certain other Pier 1 and Pier 1 Kids trademarks and service marks in the United States and in numerous foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company maintains a policy of pursuing registration of its marks and opposing any infringement of its marks.

The Company is in the highly competitive specialty retail business and competes primarily with specialty sections of large department stores, furniture and decorative home furnishings retailers, small specialty stores, mass merchandising discounters, and catalog and Internet retailers.

The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The Company monitors the level of and stated reasons for returns and maintains a reserve for future returns based on historical experience and other known factors.

On March 3, 2007, the Company employed approximately 15,400 associates in the United States and Canada, of which approximately 7,100 were full-time employees and 8,300 were part-time employees.

(d)	Financial Information about Geographic Areas.

Information required by this Item is found in Note 1 of the Notes to the Consolidated Financial Statements.

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

Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution centers, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 1A.	Risk Factors.

The following information describes certain significant risks and uncertainties inherent in the Company’s business that should be carefully considered, along with other information contained elsewhere in this report and in other filings, when making an investment decision with respect to the Company. If one or more of these risks actually occurs, the impact on the Company’s operations, financial position, or liquidity could be material and the business could be harmed substantially. Additional risks and uncertainties not presently known to the Company or that it currently believes are immaterial may also adversely affect the Company’s business, financial condition, future results of operations and cash flow.

Strategic Risks and Strategy Execution Risks

The Company’s turnaround strategy may cause a disruption in operations and may not be successful.

The Company announced a strategy in April 2007, described in Item 7, for returning the Company to profitability. The turnaround strategy may negatively impact the Company’s operations, which could include disruptions from the realignment of operational functions within the home office, changes in the store administration reporting structure, and changes in the Company’s product assortments or marketing strategies. These changes could adversely affect the Company’s business operations and financial results. While the Company believes any disruptions would be short-term, it is unknown whether the impact would be material. In addition, if the Company’s turnaround strategy is not successful, or if it is not executed effectively, the Company’s business operations and financial results could be adversely affected.

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home furnishings.

The success of the Company’s specialty retail business depends upon its ability to predict trends in home furnishings consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and is typically ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product. The seasonal nature of the business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to changes in evolving home furnishing trends, customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing home furnishing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and in turn the results of operations.

Failure to control merchandise returns could negatively impact the business.

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, merchandise quality issues, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and operating results.

A disruption in the operation of the domestic portion of the Company’s supply chain could impact its ability to deliver merchandise to its stores and customers, which could impact its sales and results of operations.

The Company maintains regional distribution centers in Maryland, Illinois, Ohio, Texas, California, Georgia and Washington. At these distribution centers, merchandise is received, allocated, and shipped to the Company’s stores. Additionally, the Company has outsourced the distribution of merchandise ordered through its e-commerce website to a third party who maintains its own distribution center in Tennessee. Major catastrophic events such as fire or flooding, malfunction or disruption of the information systems, or shipping problems could result in distribution delays of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales and results of operations.

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

Factors that may or may not be controllable by the Company may adversely affect the Company’s financial performance.

Increases in the Company’s expenses that are beyond the Company’s control including items such as higher interest rates, increases in fuel and transportation costs, increases in losses from damaged merchandise, inflation, higher costs of labor, insurance and healthcare, increases in postage and media costs, higher tax rates and changes in laws and regulations, including accounting standards, may increase the Company’s cost of sales and selling, general and administrative expenses, negatively impacting the Company’s operating results.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the business.

The success and growth of the Company is partially dependent on generating customer traffic in order to gain sales momentum in its stores and on its e-commerce web site. Successful marketing efforts require the ability to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. The Company’s inability to accurately predict its consumers’ preferences may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or operating results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets.

The Company makes certain estimates and projections with regards to individual store operations in connection with its impairment analyses for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s results of operations could be adversely affected.

Risks Related to Store Profitability

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business is dependent on opening and operating new stores at a reasonable profit, maintaining and growing the current store base at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a stores’ operating expense is the cost associated with leasing the location. Management actively monitors individual store performance to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics change, and the Company may choose to close an underperforming store before its lease expires. If management chooses to close an existing store before its lease expiration, the Company could suffer operating losses until the lease term expires or until the lease arrangement has been restructured or the lease obligation has been settled. The Company cannot give assurance that a reduction in openings or increase in closings will result in greater profits.

Failure to attract and retain an effective management team or changes in the costs or availability of a suitable workforce to manage and support the Company’s stores and distribution facilities could adversely affect the business.

The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and employees. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the stores and the distribution facilities, which could have an adverse effect on the business. Management will continue to assess the Company’s compensation structure in an effort to attract future qualified candidates or retain current experienced management team members.

Occasionally the Company experiences union organizing activities in its non-unionized distribution facilities. These types of activities may result in work slowdowns or stoppages and higher labor costs. Any increase in costs associated with labor organization at the distribution facilities could result in higher costs to distribute inventory and could negatively impact merchandise margins.

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

The Company operates in a highly competitive retail environment with companies offering similar merchandise, and if customers are lost to the Company’s competitors, sales could decline.

The Company’s retail locations, e-commerce web site and direct mail catalog business operate in the highly competitive specialty retail business competing with specialty sections of large department stores, home furnishing stores, small specialty stores, mass merchandising discounters and catalog and Internet retailers. Management believes that in addition to competing for sales, it competes on the basis of pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The level of competition is not anticipated to decrease and if the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices, which in turn could result in reduced merchandise margins and operating results.

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

Failure of any critical software applications, technology infrastructure, telecommunications, data communications, or networks could have a material adverse effect on the Company’s ability to manage the merchandise supply chain, sell products, accomplish payment functions or report financial data. The Company maintains backup processing capabilities; however, not all processes and applications are duplicated, and a concentration of technology related risk does exist at the Company’s headquarters.

The Company outsources certain business processes to third party vendors that subject the Company to risks, including disruptions in business and increased costs.

Some business processes that are dependent on technology are outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, catalog and e-commerce fulfillment, insurance claims processing, U.S. customs filings and reporting, payroll payments and tax filings, and record keeping for retirement plans. The Company makes a diligent effort to insure that all providers of outsourced services observe proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on the Company’s results of operations, liquidity, or ability to accomplish its financial and management reporting.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and employees could expose the Company to litigation and damage the Company’s reputation.

The Company receives and maintains certain personal information about its customers and employees. If the Company’s security systems are compromised and this information is obtained by unauthorized persons, it could adversely affect the Company’s reputation, as well as operations, results of operations, financial condition and liquidity, and could result in litigation against the Company or the imposition of penalties. In addition, the use of this information by the Company is regulated at the federal and state levels. As privacy and information security laws and regulations change, the Company may incur additional costs to insure it remains in compliance.

Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements may result in additional costs to the Company, including the costs of compliance as well as potential penalties for non-compliance.

The Company operates in many local, state, and federal taxing jurisdictions, including foreign countries. In most of these jurisdictions, the Company is required to collect state and local sales taxes at the point of sale and remit them to the appropriate taxing authority. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a material impact on the Company’s profitability. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties or business interruptions.

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

The Company usually orders merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports, could affect the Company’s ability to import merchandise from certain countries. Fluctuations in foreign currency exchange rates, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import products from certain countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with U.S. laws and Company standards, including quality standards, is more difficult than monitoring of domestic vendors.

The United States government has the authority to enforce trade agreements, resolve trade disputes, and open foreign markets to U.S. goods and services. The United States government may also impose trade sanctions on foreign countries that are deemed to violate trade agreements or maintain laws or practices that are unjustifiable and restrict U.S. commerce. In these situations, the United States government may increase duties on imports into the United States from one or more foreign countries. In this event, the Company could be adversely affected by the imposition of trade sanctions.

In addition, the United States maintains in effect a variety of additional international trade laws under which the Company’s ability to import may be affected from time to time, including, but not limited to, the antidumping law, the countervailing duty law, the safeguards law, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of such disputes.

In particular, because the Company imports merchandise from countries around the world, the Company may be affected from time to time by antidumping petitions filed with the United States Commerce Department and International Trade Commission by U.S. producers of competing products alleging that foreign manufacturers are selling their own products at prices in the United States that are less than the prices that they charge in their home country market or in third country markets or at less than their cost of production. Such petitions, if successful, could significantly increase the United States import duties on those products. In that event, the Company might possibly decide to pay the increased duties, thereby possibly increasing the Company’s price to consumers. Alternatively, the Company might decide to source the product or a similar product from a different country not subject to increased duties or else discontinue the importation and sale of the product.

In recent years, dispute resolution processes have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances, these trade disputes can lead to the threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company may be required to seek similar products from other countries.

Risks Relating to Liquidity

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured credit facility, which may impose certain financial covenants.

The Company maintains a secured credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as occasionally to fund working capital requirements. Borrowings under the credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company. Substantial utilization of the availability under the borrowing base will result in various restrictions on the Company including: restricting the ability of the Company to repurchase its common stock or pay dividends, dominion over the Company’s cash accounts, and requiring compliance with a minimum fixed charge coverage ratio. Significant decreases in cash flow from operations and investing could result in the Company’s borrowing increased amounts under the credit facility to fund operational needs. Increases in utilization of letters of credit and/or increased cash borrowings could result in the Company’s being subject to these limitations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company is headquartered in Fort Worth, Texas. In August 2004, the Company completed construction of its corporate facilities, which contain approximately 460,000 square feet of office space. The Company transitioned Pier 1 Kids’ administrative offices from their 21,000 square-foot offices, also located in Fort Worth, Texas, to its corporate headquarters during the second quarter of fiscal 2007 prior to the expiration of that lease in September 2006.

The Company leases the majority of its retail stores, its warehouses and regional space. At March 3, 2007, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $902.5 million. The Company currently owns and leases distribution center space of approximately five million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases.

The following table sets forth the distribution of Pier 1’s U.S. and Canadian stores by state and province as of March 3, 2007:

United States (company-operated)

Alabama	15	Louisiana	15	Ohio	36
Alaska	1	Maine	1	Oklahoma	9
Arizona	24	Maryland	25	Oregon	14
Arkansas	8	Massachusetts	27	Pennsylvania	41
California	121	Michigan	39	Rhode Island	3
Colorado	27	Minnesota	20	South Carolina	17
Connecticut	21	Mississippi	7	South Dakota	2
Delaware	4	Missouri	21	Tennessee	19
Florida	79	Montana	6	Texas	87
Georgia	35	Nebraska	5	Utah	12
Hawaii	4	Nevada	9	Virginia	36
Idaho	7	New Hampshire	6	Washington	28
Illinois	45	New Jersey	37	West Virginia	5
Indiana	19	New Mexico	5	Wisconsin	19
Iowa	9	New York	46	Wyoming	1
Kansas	9	North Carolina	35
Kentucky	11	North Dakota	4

United States (franchised)

Arizona	1	Kentucky	1	Nevada	1

Canada (company-operated)

Alberta	11	New Brunswick	2	Ontario	36
British Columbia	14	Newfoundland	1	Quebec	15
Manitoba	2	Nova Scotia	1	Saskatchewan	2

At the end of fiscal 2007, the Company had 11 Pier 1 Kids stores in Florida, eight stores in Texas, seven stores in North Carolina, three stores in Virginia, two stores in Georgia, two stores in Maryland, one store in Alabama, one store in Delaware and one store in New Jersey.

As of March 3, 2007, the Company owned or leased the following warehouse properties in or near the following cities:

Owned/Leased
Location	Approx. Sq. Ft.	Facility

Baltimore, Maryland	981,000 sq. ft.	Leased
Chicago, Illinois	514,000 sq. ft	Owned
Columbus, Ohio	527,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Fort Worth, Texas	263,000 sq. ft.	Leased
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased
Tacoma, Washington	451,000 sq. ft.	Leased

The Company constructed a new distribution facility under a build-to-suit arrangement, with a resulting lease that qualified for operating lease treatment, near Tacoma, Washington and began operating this facility in March 2006. Upon the expiration of its lease during fiscal 2007, the Company transitioned Pier 1 Kids’ distribution facilities from a separate facility in Fort Worth, Texas into its existing distribution center in

Savannah, Georgia. The Savannah facility is closer to the Pier 1 Kids’ stores and will now service both Pier 1 and Pier 1 Kids stores.

Item 3.	Legal Proceedings.

During fiscal 2007, the Company recorded a pre-tax charge of $4.9 million for settlement of and legal fees related to class action lawsuits in California primarily regarding compensation matters. Cash outlays related to the settlement are expected to be completed in fiscal 2008.

There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. Excluding the class action lawsuits discussed above, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect, either individually or in aggregate, on the Company’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s 2007 fiscal year.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2007 and 2006.

	Market Price
Fiscal 2007	High	Low

First quarter	$12.65	$8.07
Second quarter	9.12	5.68
Third quarter	7.81	5.84
Fourth quarter	6.86	5.95
Fiscal 2006
First quarter	$19.42	$14.35
Second quarter	16.79	12.90
Third quarter	13.37	9.96
Fourth quarter	13.36	8.56

Number of Holders of Record

The Company’s common stock is traded on the NYSE. As of April 30, 2007, there were approximately 9,900 shareholders of record of the Company’s common stock.

Dividends

During fiscal 2007, the Company paid cash dividends totaling approximately $17.4 million, or $0.20 per share. In October 2006, the Company announced that its Board of Directors discontinued the Company’s $0.10 per share quarterly dividend. The Company believes that discontinuing the cash dividend will provide financial flexibility as it executes the Company’s turnaround strategy. The Company does not currently anticipate paying cash dividends in fiscal 2008 and its dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

The following table shows the dividends paid per share for each quarter of fiscal 2007 and 2006:

Cash Dividends
Fiscal 2007	per Share

First quarter	$.10
Second quarter	.10
Third quarter	—
Fourth quarter	—
Fiscal 2006
First quarter	$.10
Second quarter	.10
Third quarter	.10
Fourth quarter	.10

Cash dividend payments are not restricted by the Company’s secured credit facility unless the availability under the Company’s credit facility is less than 30% of the Company’s borrowing base calculation. Such borrowing base calculation consists of a percentage of eligible inventory and third-party credit card receivables and varies according to the levels of the underlying collateral. As of March 3, 2007, the Company had no outstanding cash borrowings, approximately $124.0 million in letters of credit utilized against its secured credit facility, and the borrowing base was $239.7 million. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32.5 million. After excluding the $32.5 million, the Company had $83.2 million available for cash borrowings as of year end, therefore, was in compliance with required debt covenants at fiscal 2007 year end.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Company’s equity compensation plans as of March 3, 2007:

(c)
Number of Securities
Remaining Available for
	(a)		Future Issuance Under
	Number of Securities	(b)	Equity Compensation
	to be Issued Upon	Weighted Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))(1)

Equity compensation plans approved by security holders	12,668,125	$14.52	1,326,153
Equity compensation plans not approved by security holders(2)	3,000,000	$6.69	—

(1)	The number of shares remaining available for future issuance represents shares available for grant under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan.

(2)	Equity compensation plans not approved by security holders represent the employment inducement stock options granted under the President and Chief Executive Officer’s employment agreement. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the material features of this stock option grant.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by the Securities and Exchange Commission’s rules, that $100 had been invested in the Company’s stock and in each index on March 2, 2002, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on March 3, 2007.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of common stock of the Company made during the three months ended March 3, 2007, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2007(1)	2006	2005	2004	2003
	($ In millions except per share amounts)

SUMMARY OF OPERATIONS(2):
Net sales	$1,623.2	1,776.7	1,825.3	1,806.1	1,703.4
Gross profit(3)	$474.0	601.7	703.6	760.9	736.4
Selling, general and administrative expenses(4)	$649.0	588.3	549.6	526.1	487.0
Depreciation and amortization	$51.2	56.2	55.8	48.9	44.7
Operating income (loss)	$(226.2)	(42.8)	98.2	186.0	204.8
Nonoperating (income) and expenses, net	$1.9	(0.9)	(0.9)	(1.0)	(0.6)
Income (loss) from continuing operations before income taxes	$(228.1)	(41.9)	99.1	187.0	205.6
Income (loss) from continuing operations, net of tax	$(227.2)	(27.5)	62.8	117.7	129.6
Income (loss) from discontinued operations, net of tax	$(0.4)	(12.3)	(2.3)	0.3	(0.3)
Net income (loss)	$(227.6)	(39.8)	60.5	118.0	129.4
PER SHARE AMOUNTS:
Basic earnings (loss) from continuing operations	$(2.59)	(.32)	.72	1.32	1.40
Diluted earnings (loss) from continuing operations	$(2.59)	(.32)	.71	1.29	1.36
Basic earnings (loss) from discontinued operations	$(.01)	(.14)	(.03)	.00	.00
Diluted earnings (loss) from discontinued operations	$(.01)	(.14)	(.03)	.00	.00
Basic earnings (loss) consolidated	$(2.60)	(.46)	.69	1.32	1.39
Diluted earnings (loss) consolidated	$(2.60)	(.46)	.68	1.29	1.36
Cash dividends declared	$.20	.40	.40	.30	.21
Shareholders’ equity	$4.13	6.81	7.63	7.66	6.93
OTHER FINANCIAL DATA:
Working capital	$349.4	486.1	387.4	433.0	432.3
Current ratio	2.2	2.7	2.3	2.5	2.8
Total assets	$916.5	1,169.9	1,075.7	1,052.2	972.7
Long-term debt	$184.0	184.0	19.0	19.0	25.0
Shareholders’ equity	$361.1	590.0	664.4	683.6	643.9
Weighted average diluted shares outstanding (millions)	87.4	86.6	88.8	91.6	95.3
Effective tax rate(5)	0.4%	34.5	36.7	37.1	37.0
Return on average shareholders’ equity	(47.8)%	(4.4)	9.3	17.7	21.1
Return on average total assets	(21.8)%	(2.4)	5.9	11.6	14.1
Pre-tax return on sales	(14.1)%	(2.4)	5.4	10.4	12.1

(1)	Fiscal 2007 consisted of a 53-week year. All other fiscal years presented reflect 52-week years.

(2)	Amounts are from continuing operations unless otherwise specified.

(3)	Gross profit for fiscal 2007, included a pre-tax charge of $32.5 million for inventory write-down related to a strategic decision made in the fourth quarter to sell off excess inventory by the end of the first quarter of fiscal 2008.

(4)	Selling, general and administrative expense in fiscal 2007 included a pretax charge of $32.3 million related to impairment charges on long-lived store level assets.

(5)	The decrease in the Company’s effective tax rate for fiscal 2007 was the result of recording a valuation allowance on its deferred tax assets during the second quarter and only recording a tax benefit on the losses for the year that could be carried back.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company imports merchandise directly from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. During fiscal year 2007, the Company opened 34 new stores and closed 64 stores. The Company operates stores in the United States and Canada under the names “Pier 1 Imports” (“Pier 1”), and “Pier 1 Kids.” Pier 1 Kids stores sell children’s home furnishings and decorative accessories. As of March 3, 2007, the Company operated 1,196 stores in the United States and Canada, including 36 Pier 1 Kids stores and 26 clearance stores. The Company conducts business as one operating segment.

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in United Kingdom. The Company met the criteria of Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that allowed it to classify The Pier as held for sale and present its results of operations as discontinued as of February 25, 2006, with prior periods reclassified accordingly. On March 20, 2006, the Company sold The Pier to Palli Limited for approximately $15.0 million. Palli Limited is a wholly owned subsidiary of Lagerinn ehf, an Iceland corporation owned by Jakup a Dul Jacobsen. According to a Schedule 13D filing, collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock on March 20, 2006. Expenses incurred in March 2006 by the Company related to The Pier were $0.4 million, net of taxes.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources relates to continuing operations, unless otherwise stated, and should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto which can be found in Item 8 of this report. Fiscal 2007 consisted of a 53-week year while fiscal 2006 and fiscal 2005 were 52-week years.

Overview of Business

Net sales from continuing operations decreased 8.6% to $1,623.2 million in fiscal 2007 compared to $1,776.7 million in fiscal 2006, and comparable store sales declined 11.3%. The Company’s net loss from continuing operations was $227.2 million during fiscal 2007, or $2.59 per share, compared with a loss per share of $0.32 for the prior fiscal year. The Company ended the year with $167.2 million in cash and cash equivalents.

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions of this section):

Key Performance Indicators	2007	2006	2005

Continuing operations:
Total sales growth (decline)	(8.6)%	(2.7)%	1.1%
Comparable stores sales decline	(11.3)%	(7.1)%	(6.1)%
Sales per average retail square foot	$168	$187	$205
Merchandise margins as a % of sales	47.9%	50.2%	53.1%
Gross profit as a % of sales	29.2%	33.9%	38.5%
Selling, general and administrative expenses as a % of sales	40.0%	33.1%	30.1%
Operating income (loss) from continuing operations as a % of sales	(13.9)%	(2.4)%	5.4%
Income (loss) from continuing operations as a % of sales	(14.0)%	(1.5)%	3.4%
Inventory per retail square foot	$38.84	$39.07	$41.63
Total retail square footage (in thousands)	9,230	9,407	9,116
Total retail square footage growth (decline)	(1.9)%	3.2%	7.5%

Stores included in the comparable store sales calculation are those stores that were opened prior to the beginning of the preceding fiscal year and are still open. Also included are stores that were relocated during the year within a specified distance serving the same market, where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store. Stores that are expanded or renovated are excluded from the comparable store sales calculation during the period they are closed for such remodeling. When these stores re-open for business, they are included in the comparable store sales calculation in the first full month after the re-opening if there is no significant change in store size. If there is a significant change in store size, the store continues to be excluded from the calculation until it meets the Company’s established definition of a comparable store. Direct sales to customers (which include direct catalog sales and sales through the Company’s e-commerce website) are also included.

During fiscal 2007, the Company continued to experience declining sales and margins despite efforts to find the right product mix and merchandising and marketing programs to drive traffic into the stores and onto its web site to improve comparable store sales. In an attempt to reverse the negative trends, the Company introduced dramatic shifts in the look of its merchandising design, which failed to meet the expectations of the Company’s customer base and resulted in continued sales declines. In addition to the merchandise changes, the Company experimented with new marketing strategies, primarily increased television and direct mail advertising, which failed to generate the desired increase in traffic. Despite the operational struggles of the past several years and fierce competition in the home furnishings sector, management still believes that the Pier 1 brand is as relevant as ever.

In February 2007, the Company hired a new President and Chief Executive Officer as a result of the retirement of its former Chief Executive Officer. In April 2007, the Company’s management announced a plan to return the Company to profitability that is built on the following six business priorities:

1) Improve operational efficiency.  Over the course of the coming fiscal year, the Company will undertake a detailed review of all of its costs and seek out ways to streamline and simplify the organization at all levels. In March 2007, the Company announced a reduction of its workforce, which included 100 home office and 75 field administration positions. Changes in the field organization included the elimination of the visual merchandising functions and a reduction of divisional director positions. The Company expects these changes to result in approximately $17 million in annualized savings. In addition, the Company anticipates related one-time charges of less than $5 million to be recorded in the first quarter of fiscal 2008. The Company has identified other cost savings opportunities throughout the organization and will implement changes during the next 12 months in an effort to capitalize on these opportunities.

2) Develop real estate strategies that protect the short-term and long-term future of the Company.  The Company will continue to review the individual contributions of its existing store portfolio, and will make decisions about the future of individual store locations in accordance with the Company’s overall turnaround strategy. The Company may decide to exit certain locations through natural expirations, economic terminations, lease buyouts, sublease opportunities or sale of the properties. At the same time, the Company will strategically seek out new and growing markets in which new store locations or the relocation of an existing store will fit within the long-term growth plans of the Company. During fiscal 2008, the Company plans to open five new store locations and close approximately 60 stores.

3) Provide a compelling merchandise selection.  To regain its competitive edge, the Company must provide a merchandise assortment that evolves and adapts to the changing needs and preferences of its customer base. The Company’s buying department is responsible for purchasing, developing, testing and creating the merchandise assortments offered. Historically, this department has been responsible for processes that are not part of product development and procurement and has been greatly under-resourced. Reassigning administrative tasks to other areas of the Company and increasing the number of buyers will provide the buying team more time to spend visiting new and existing vendors, and more time to identify and correct gaps and omissions in the Company’s product mix.

4) Create an effective planning and allocations team.  Historically, the Company’s merchandise planning group was part of the buying department, and the allocations team was part of the logistics department. In the reorganization of the home office, the Company combined these two groups into one unit. This newly combined team will oversee, among other things, inventory levels, markdowns, and purchase order management, and will absorb the administrative tasks that historically burdened the buying team. This change will ensure everything from assortment planning to store allocation is carefully and thoughtfully planned.

5) Improve supply chain efficiency.  The Company will review every operational practice including, but not limited to, freight costs, vendor payment terms, the use of outside storage facilities, and transportation and delivery contracts in an effort to find ways to simplify the process, improve supply chain visibility, reduce costs and increase inventory turns.

6) Create a cost-effective marketing plan.  In fiscal 2007, the Company experimented with changes in its marketing strategy and spent significant dollars on television and direct mail advertising efforts. The changes did not provide the desired increase in traffic or comparable store sales. Recognizing that a change is needed, the Company plans to make adjustments to its strategy for the second half of fiscal 2008, and will decrease its marketing expenditures this coming fiscal year. As its customer base is very diverse demographically, the Company will continue to research the ideal marketing mix to effectively communicate with its entire customer base while reaching groups of new customers as well. The Company’s goal is to strike a healthy balance between driving traffic, increasing comparable store sales and revitalizing the Pier 1 brand.

The Company’s management presently believes that if it effectively and efficiently executes these business priorities as part of its turnaround strategy, the Company should, over time, return to profitability.

FISCAL YEARS ENDED MARCH 3, 2007 AND FEBRUARY 25, 2006

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during fiscal years 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Stores	$1,590,854	$1,753,927	$1,807,441
Direct to consumer	18,943	15,345	10,408
Other(1)	13,419	7,429	7,494

Net sales	$1,623,216	$1,776,701	$1,825,343

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores and from Sears Roebuck de Mexico, S.A. de C.V.

Net sales during fiscal 2007 were $1,623.2 million, a decrease of $153.5 million or 8.6%, from $1,776.7 million for the prior fiscal year. The decrease in sales for the fiscal year was comprised of the following components (in thousands):

2007

New stores opened during fiscal 2007	$27,889
Stores opened during fiscal 2006	24,472
Comparable stores	(184,797)
Closed stores and other	(21,049)

Net decrease in sales	$(153,485)

Comparable store sales for fiscal 2007 declined 11.3%. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations had an immaterial impact on both net sales and comparable store calculations in fiscal 2007 compared to fiscal 2006.

During fiscal 2007, the Company opened 34 and closed 64 stores in the United States and Canada, bringing its Pier 1 and Pier 1 Kids store count to 1,196 at year-end, compared to 1,226 last year. The Company continues to evaluate its real estate portfolio on a store-by-store and market-by-market basis and will open or close stores as deemed appropriate. During fiscal 2008, the Company expects to open five new Pier 1 stores and close approximately 60 stores, including 10 Pier 1 Kids stores. A summary reconciliation of the Company’s stores open at the beginning of fiscal 2007, 2006 and 2005 to the number open at the end of each period follows (openings and closings include relocated stores):

	United States	Canada	Total(2)

Open at February 28, 2004	1,055	68	1,123
Openings	101	13	114
Closings	(41)	(1)	(42)

Open at February 26, 2005	1,115	80	1,195
Openings	65	4	69
Closings	(37)	(1)	(38)

Open at February 25, 2006	1,143	83	1,226
Openings	32	2	34
Closings	(63)	(1)	(64)

Open at March 3, 2007(1)	1,112	84	1,196

(1)	The Company supplies merchandise and licenses the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 merchandise in a “store within a store” format. At the end of fiscal 2007, there were 29 and seven locations in Mexico and Puerto Rico, respectively.

(2)	Total store count included 36 Pier 1 Kids stores and 26 clearance stores at March 3, 2007.

The Company’s proprietary credit card generated net sales of $355.4 million, a decrease of $67.1 million or 15.9% from last year’s proprietary credit card sales of $422.5 million. Sales on the proprietary credit card totaled 23.9% of U.S. store sales compared to 25.7% last year. Average ticket on the Company’s proprietary credit card declined to $160 in fiscal 2007 compared to $163 in fiscal 2006. In November 2006, the Company sold its proprietary credit card business to Chase Bank USA, N.A. (“Chase”). At that time, the Company also entered into a long-term program agreement with Chase. Under this agreement, the Company will continue to use the card as a marketing and communication tool to its most loyal customers.

Gross Profit

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 29.2% in fiscal 2007 compared to 33.9% a year ago. Merchandise margins, as a percentage of sales, declined from 50.2% in fiscal 2006 to 47.9% in fiscal 2007, a decrease of 230 basis points. The decline in merchandise margin rates resulted primarily from increased discounting and markdown activity throughout the year and an inventory write- down of $32.5 million incurred during the fourth quarter. The inventory write-down was the result of a strategic decision to sell off excess inventory by the end of the first quarter of fiscal 2008. Store occupancy costs during fiscal 2007 were $303.4 million or 18.7% of sales, an increase of $12.9 million and 230 basis points over store occupancy costs of $290.4 million or 16.3% of sales during fiscal 2006. This increase was primarily due to the deleveraging of relatively fixed rental costs over a lower sales base and an increase in rental expense, property taxes and utility costs.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, comprised 40.0% of sales in fiscal 2007, an increase of 690 basis points over last year’s 33.1% of sales. In total dollars, selling, general and administrative expenses increased $60.7 million in fiscal 2007 over fiscal 2006; $50.3 million of this increase is summarized in the table below. Expenses that normally vary with sales and number of new stores, such as store payroll, marketing, store supplies, and equipment rental, increased $8.5 million. These variable expenses increased 280 basis points as a percentage of sales for fiscal 2007 compared to fiscal 2006. Marketing expense increased $13.9 million or 140 basis points as a percentage of sales. During the year, the Company increased both the number of different catalogs published and the circulation while maintaining its other marketing initiatives focused on driving sales and reinforcing its brand position. Store salaries, including bonus, decreased $3.5 million from the prior year, yet increased 120 basis points as a percentage of sales, as sales were insufficient to leverage certain fixed portions of store payroll costs incurred to maintain minimum staffing levels to provide quality customer service. Other variable expenses such as equipment rental and store supplies decreased $1.9 million, yet increased 20 basis points as a percentage of sales.

Relatively fixed selling, general and administrative expenses increased $52.2 million in fiscal 2007, or 410 basis points as a percentage of sales over last year. This amount included the following items, which are summarized in the table below. The Company recognized impairment charges of $36.4 million on long-lived assets (including a goodwill impairment charge of $4.1 million related to Pier 1 Kids) versus $5.8 million in fiscal 2006. The impairment on fixed assets of $32.3 million resulted from lower than expected sales trends, which caused asset carrying values to exceed estimated future cash flows. The goodwill impairment charge was the result of the Company’s decision to start integrating Pier 1 Kids’ merchandise into its existing Pier 1 store base by including this merchandise as an additional product assortment line and to no longer expand Pier 1 Kids locations as a stand-alone store concept. The Company recorded a $4.9 million charge for the settlement of and legal fees related to class action lawsuits primarily regarding compensation matters in California. Other selling, general and administrative expenses that do not typically vary with sales increased $16.7 million, primarily as a result of settlement and curtailment charges related to retirement plans of

$6.8 million because of two officers retiring in fiscal 2007, $4.5 million expense for the relocation of Pier 1 Kids’ distribution facilities and integration of its headquarters, and compensation expense recognized on stock options of $4.5 million.

	2007	2006	Increase

Store-level asset impairments	$32,300	$5,840	$26,460
Settlement and curtailment charges, retirement plan	6,769	1,008	5,761
Litigation settlement and related legal fees	4,942	—	4,942
Stock option compensation expense	4,494	—	4,494
Pier 1 Kids relocation and integration	4,533	—	4,533
Goodwill impairment for Pier 1 Kids	4,070	—	4,070

	$57,108	$6,848	$50,260

Depreciation and amortization for fiscal 2007 was $51.2 million, representing a decrease of approximately $5.0 million from last year’s depreciation and amortization expense of $56.2 million. This decrease was primarily the result of the impairment of certain store-level assets, a decrease in depreciation expense related to the 64 stores closed in the United States and Canada since the end of fiscal 2006 and an overall reduction in capital expenditures. These decreases were partially offset by increases in depreciation expense related to new store openings in the United States and Canada, and software applications launched subsequent to the end of fiscal 2006.

In fiscal 2007, the Company had an operating loss of $226.2 million, $183.4 million worse than the prior years’ operating loss of $42.8 million.

During the year, the Company recorded a charge of $24.7 million to establish a valuation allowance related to deferred tax assets from prior years. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in SFAS No. 109 “Accounting for Income Taxes”.

In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded during the year. As these deferred tax assets were established and fully reserved during fiscal 2007, there was no net impact to the provision of income taxes. There was no tax benefit recorded on approximately $150.0 million of the current year’s losses. At the end of fiscal 2007, the net deferred tax assets and the offsetting valuation allowance totaled $86.3 million.

Net Loss

Net loss from continuing operations in fiscal 2007 was $227.2 million or $2.59 per share, a decrease of $199.8 million as compared to fiscal 2006’s net loss from continuing operations of $27.5 million, or $0.32 per share.

Net loss from discontinued operations was $0.4 million or $0.01 per share in fiscal 2007 and $12.3 million or $0.14 per share in fiscal 2006. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Total net loss in fiscal 2007 was $227.6 million, or $2.60 per share, a decrease in earnings of $187.8 million as compared to fiscal 2006’s net loss of $39.8 million, or $0.46 per share.

FISCAL YEARS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico, S.A. de C.V. Sales by retail concept during fiscal years 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Stores	$1,753,927	$1,807,441	$1,790,483
Direct to consumer	15,345	10,408	9,117
Other(1)	7,429	7,494	6,492

Net sales	$1,776,701	$1,825,343	$1,806,092

(1)	Other sales consisted of wholesale sales and royalties received from franchise stores and from Sears Roebuck de Mexico, S.A. de C.V. and Pier 1 Kids’ contract sales. As of August 2003, Pier 1 Kids discontinued sales of merchandise under wholesale contracts.

During fiscal 2006, the Company recorded net sales of $1,776.7 million, a decrease of $48.6 million, or 2.7%, from $1,825.3 million for fiscal year 2005. The decrease in sales for fiscal 2006 was comprised of the following components (in thousands):

2006

New stores opened during fiscal 2006	$45,734
Stores opened during fiscal 2005	58,975
Comparable stores	(114,771)
Closed stores and other	(38,580)

Net decrease in sales	$(48,642)

Comparable store sales for fiscal 2006 decreased 7.1% primarily as a result of decreased store traffic and increased competition from other retailers. Throughout fiscal 2006, the Company struggled to maintain and increase customer traffic, which the Company believed was the result of its inability to differentiate its merchandise from competitors through its marketing campaign. In an effort to encourage customers to return to the stores, the Company distributed its first two nation-wide catalogs. The first catalog was mailed in the fall of 2005 and the second during the 2005 holiday season. The Company’s net sales from Canada were subject to fluctuations in currency conversion rates. These fluctuations had an immaterial favorable impact on both total net sales and comparable store sales calculations in fiscal 2006 compared to fiscal 2005.

The Company opened 69 and closed 38 stores in the United States and Canada during fiscal 2006, bringing the store count to 1,226 compared to 1,195 at the end of fiscal 2005. A summary reconciliation of the Company’s stores open at the beginning of fiscal 2006, 2005 and 2004 to the number open at the end of each period follows (openings and closings include relocated stores):

			Continuing	Discontinued
	United States	Canada	Operations(1)	Operations(2)	Total

Open at March 1, 2003	965	60	1,025	25	1,050
Openings	133	9	142	4	146
Closings	(43)	(1)	(44)	—	(44)

Open at February 28, 2004	1,055	68	1,123	29	1,152
Openings	101	13	114	3	117
Closings	(41)	(1)	(42)	—	(42)

Open at February 26, 2005	1,115	80	1,195	32	1,227
Openings	65	4	69	15	84
Closings	(37)	(1)	(38)	(2)	(40)

Open at February 25, 2006(3)	1,143	83	1,226	45	1,271

(1)	Total store count included 43 Pier 1 Kids stores and 34 clearance stores at February 25, 2006.

(2)	Discontinued operations relate to The Pier.

(3)	The Company supplied merchandise and licensed the Pier 1 name to Sears Roebuck de Mexico, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc., which sell Pier 1 merchandise in a “store within a store” format. At the end of fiscal 2006, there were 26 and seven locations in Mexico and Puerto Rico, respectively.

The Company’s proprietary credit card generated net sales of $422.5 million for fiscal 2006, a decrease of $38.7 million or 8.4% over fiscal 2005 proprietary credit card sales of $461.2 million. Sales on the proprietary credit card were 25.7% for fiscal 2006 of U.S. store sales compared to 27.1% in fiscal 2005. Average ticket on the Company’s proprietary credit card increased to $163 during fiscal 2006 from $159 during fiscal 2005. At the end of the second quarter of fiscal 2006, in an effort to stimulate sales, the Company began to offer a 12-month, no interest promotion on larger purchases as well as supporting special incentives for store associates to encourage customers to open new proprietary credit card accounts. While the proprietary credit card generated modest income, it primarily served as a tool for marketing and communication to the Company’s most loyal customers.

Gross Profit

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 33.9% in fiscal 2006 compared to 38.5% in fiscal 2005. Merchandise margins, as a percentage of sales, declined from 53.1% in fiscal 2005 to 50.2% in fiscal 2006, a decrease of 290 basis points. The decline in merchandise margin rates resulted primarily from the Company’s continued use of discounts and markdowns to stimulate sales as well as make way for new and unique merchandise lines. Store occupancy costs during fiscal 2006 were $290.4 million or 16.3% of sales, an increase of $24.1 million and 170 basis points over store occupancy costs of $266.3 million or 14.6% of sales during fiscal 2005. The increase was primarily due to an inability to leverage relatively fixed rental costs over a lower sales base.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, comprised 33.1% of sales in fiscal 2006, an increase of 300 basis points over fiscal 2005’s 30.1% of sales. In total dollars, selling, general and administrative expenses increased $38.6 million in fiscal 2006 over fiscal 2005, with $34.1 million of the increase attributable to expenses that normally vary with sales and number of new stores, such as marketing, store payroll, supplies, and equipment rental. These variable expenses increased 250 basis points as a percentage of sales for fiscal 2006 compared to fiscal 2005. Despite the negative comparable store sales in fiscal 2006, the Company intentionally did not decrease store payroll hours in an effort to maintain minimum staffing levels and continue to provide good customer service. In addition, the Company was unable to leverage certain fixed portions of store payroll costs over the lower sales base. In an effort to increase customer traffic to its stores, marketing expenditures during fiscal 2006 were planned to increase over fiscal 2005 and were up $16.0 million to 5.8% of sales, an increase of 105 basis points expressed as a percentage of sales. From October 2004 through February 2005, the Company discontinued its television advertising campaign because management viewed it as ineffective at increasing customer traffic and driving sales. During fiscal 2006, the Company re-launched a national television advertising campaign and distributed two nation-wide catalogs while discontinuing its newspaper insert programs. Store supplies and equipment rental increased $2.6 million and 20 basis points as a percentage of sales.

Relatively fixed selling, general and administrative expenses increased $4.6 million in fiscal 2006, or 50 basis points as a percentage of sales, over fiscal 2005. Other occupancy expenses (excluding store and distribution center occupancy expenses) increased $4.9 million or 30 basis points, primarily as a result of impairment charges of $5.8 million recognized on long-lived store-level assets compared to impairment charges in fiscal 2005 of $0.4 million. In addition, the Company had a $1.0 million write-off of the remaining book value of fixed assets and intangibles associated with early store closures in fiscal 2006. These non-cash charges were partially offset by a $2.3 million savings in home office rental expense as the corporate headquarters were rented for a portion of fiscal 2005 but were owned for all of fiscal 2006. Lease accounting adjustments decreased $6.6 million or 40 basis points as a percentage of sales from fiscal 2005, primarily as a result of a cumulative correction of $6.3 million recognized in fiscal 2005 related to pre-opening store rental expense for leases entered into in years prior to fiscal 2005. The Company’s lease termination expense increased $1.8 million or 10 basis points as a percentage of sales, primarily as a result of closing stores in fiscal 2006 with longer remaining lease terms than those of the stores closed in fiscal 2005. Due to the Company’s thorough re-evaluation of individual store performance in fiscal 2006, more stores were closed prior to the lease expiration in an effort to improve the Company’s overall real estate portfolio. Net proprietary credit card income increased $4.0 million to $7.2 million, representing a 20 basis point decrease in relatively fixed selling, general and administrative expenses as a percentage of sales. This increase in income was primarily the result of increased finance charge income, a decrease in processing charges and a decrease in bad debt expense. The increase in finance charge income was primarily a result of a modest increase in late payment fees and a reduction of the number of days in the grace period before interest charges are imposed. Non-store payroll increased $8.9 million or 60 basis points as a percentage of sales for the year primarily as a result of a $4.6 million increase in officers’ retirement expense as well as planned payroll increases related to annual merit increases and long-term incentives. An additional $0.7 million of severance costs related to field and home-office restructurings also contributed to the increase in non-store payroll costs. All other relatively fixed selling, general and administrative expenses decreased $0.4 million and increased 10 basis points as a percentage of sales.

Depreciation and amortization for fiscal 2006 was $56.2 million, representing an increase of approximately $0.5 million over fiscal 2005’s depreciation and amortization expense of $55.8 million. This increase was primarily the result of an increase in net new store openings, depreciation on software applications that were launched subsequent to the end of fiscal 2005 and a full year of depreciation on the Company’s corporate headquarters in fiscal 2006 versus a partial year in fiscal 2005. These increases were partially offset by a slight reduction in depreciation expense for certain assets that were fully depreciated during fiscal 2006.

In fiscal 2006, the Company had an operating loss of $42.8 million, a decline of $141.1 million from the operating income of $98.2 million for fiscal 2005.

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

Net loss from discontinued operations was $12.3 million or $0.14 per share in fiscal 2006 and $2.3 million or $0.03 per share in fiscal 2005. The pre-tax loss of $17.6 million was the result of The Pier’s loss from operations of $10.1 million and a $7.4 million impairment charge to write the assets down to fair value less reasonable costs to sell. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Total net loss in fiscal 2006 was $39.8 million, or $0.46 per share, a decrease in earnings of $100.3 million as compared to fiscal 2005’s net income of $60.5 million, or $0.68 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

For the purposes of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results. The Company’s cash and cash equivalents including those from discontinued operations totaled $167.2 million at the end of fiscal 2007, a decrease of $86.0 million from the fiscal 2006 year end balance of $253.2 million. Operating activities used $104.9 million of cash primarily due to the Company’s net loss, the purchase of $100.0 million of proprietary credit card receivables from the Pier 1 Imports Credit Card Master Trust (the “Master Trust”) by sending cash to the Master Trust to redeem its outstanding Class A Certificates, and the payment of $28.1 million in retirement benefits primarily by redeeming investments from a consolidated trust. These cash outflows were partially offset by $144.6 million ($157.6 million less $13.0 million received in connection with the sale of Pier 1 National Bank as described below) in cash proceeds received from Chase on the sale of the Company’s proprietary credit card receivables and the add back of certain non-cash charges. These non-cash charges included a $36.4 million impairment of fixed assets and goodwill and a $24.6 million valuation allowance on deferred tax assets.

During fiscal 2007, investing activities by the Company provided $31.8 million. Collections of principal on beneficial interest in securitized receivables provided $21.9 million. Proceeds from the sale of The Pier provided $15.0 million, partially offset by $3.4 million in cash held by The Pier on the date of the sale. Proceeds from the sale of Pier 1 National Bank provided $13.0 million, partially offset by $2.2 million in cash held by Pier 1 National Bank on the date of the sale. Capital expenditures were $28.6 million and consisted primarily of $12.2 million for fixtures and leasehold improvements related to new and existing stores, $11.4 million for information systems enhancements and home office capital additions, and $5.0 million in expenditures for the Company’s distribution centers. Fiscal 2008 capital expenditures are projected to be approximately $13.0 million.

Contributions of $9.7 million were made during fiscal 2007 to the consolidated trusts that have been established for the purpose of setting aside funds for various retirement obligations. The assets held by the trusts are classified as restricted investments. The Company sold $25.7 million of these restricted investments to settle the defined benefit plan obligations of certain retired executive officers of the Company during fiscal 2007. At year end, the trusts had assets of $14.5 million. Of this amount, $6.1 million is invested in money market funds and is designated for the settlement of lump-sum defined benefit plan obligations, $6.3 million of which are expected to be settled in the second quarter of fiscal 2008. Life insurance policies with cash surrender values totaling $6.9 million and money market funds valued at $1.5 million are held in trusts designated for the satisfaction of obligations related to non-qualified retirement savings plans. Future contributions to the trusts may be made in the form of cash or other assets such as Company-owned life insurance policies. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding the restricted assets and defined benefit plan obligations.

Fiscal 2007 financing activities used $13.0 million of the Company’s cash. The Company paid dividends totaling $17.4 million through the second quarter of fiscal 2007. No dividends have been declared since that time. The Company does not currently anticipate paying cash dividends in fiscal 2008 and its dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors. Under the Company’s secured credit facility, the Company will not be restricted from paying cash dividends unless the availability under the credit facility is less than 30% of the Company’s calculated borrowing base. All other financing activities provided net cash of $4.4 million. The Company borrowed and repaid $69.0 million during the fiscal year; $22.0 million was the greatest amount of cash borrowings outstanding at any one time under the credit facility. As of March 3, 2007, the Company had no outstanding cash borrowings and approximately $124.0 million in letters of credit utilized against its secured credit facility. The borrowing base was $239.7 million, of which $83.2 was available for cash borrowings. This facility expires in November 2010.

In June 2004, the Company’s Board of Directors authorized up to $150 million for purchases of its common stock, replacing the previous authorization. As of April 30, 2007, approximately $107.4 million of the authorization remains available. During fiscal 2007, the Company did not make any repurchases under this board-approved program and has no immediate plans to repurchase shares of its outstanding common stock.

The Company’s sources of working capital for fiscal 2007 were cash flows from internally generated funds, the sale of the Company’s proprietary credit card receivables and credit card operations to Chase, the sale of the Company’s United Kingdom operations, and bank lines of credit. The Company’s secured credit facility may limit certain investments, and in some instances, limit the payment of cash dividends and repurchases of the Company’s common stock. The Company was in compliance with all required debt covenants at fiscal 2007 year end.

A summary of the Company’s contractual obligations and other commercial commitments as of March 3, 2007 is listed below (in thousands):

		Amount of Commitment per Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases	$1,223,983	$230,075	$403,489	$311,537	$278,882
Purchase obligations(1)	261,597	261,597	—	—	—
Convertible debt(2)	165,000	—	—	165,000	—
Standby letters of credit(3)	52,229	52,229	—	—	—
Industrial revenue bonds	19,000	—	—	—	19,000
Interest on convertible debt(2)	42,075	10,519	21,037	10,519	—
Interest on industrial revenue bonds(4)	13,434	680	1,361	1,360	10,033
Interest and related fees on secured credit facility(5)	6,224	1,660	3,319	1,245	—
Other long-term obligations(6)	30,908	16,746	1,202	1,553	11,407

Total(7)	$1,814,450	$573,506	$430,408	$491,214	$319,322

Liabilities recorded on the balance sheet			$274,408
Commitments not recorded on the balance sheet			1,540,042

Total			$1,814,450

(1)	As of March 3, 2007, the Company had approximately $261.6 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year and includes $52.4 million in merchandise letters of credit.

(2)	The Company’s convertible debt is subject to redemption in part or full on February 15, 2011, and the above amounts assume the Notes will be repaid or refinanced at that time. If all Notes remain outstanding until maturity, the total interest paid would be $284.6 million. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the Company’s convertible senior notes.

(3)	The Company also has outstanding standby letters of credit totaling $19.4 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(4)	The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2007 year end.

(5)	Represents estimated commitment fees for trade and standby letters of credit, and unused fees on the Company’s $325 million secured credit facility, which expires in November 2010, calculated based upon balances and rates in effect at fiscal 2007 year end.

(6)	Other long-term obligations represent the Company’s liability under various unfunded retirement plans and certain deferred compensation agreements. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(7)	The above amounts do not include payments that may be due under employment agreements and post-employment consulting agreements with certain employees. The terms and amounts under such agreements are disclosed in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

The present value of total existing minimum operating lease commitments discounted at 10% was $902.5 million at fiscal 2007 year end. The Company plans to fund these commitments from cash generated from the operations of the Company and from borrowings against lines of credit.

During fiscal 2008, the Company plans to open five new stores and close approximately 60 stores as leases expire or are otherwise ended. New store locations will be financed primarily through operating leases. Total capital expenditures for fiscal 2008 are expected to be approximately $13.0 million. Of this amount, the Company expects to spend approximately $6.5 million on store development, $4.5 million on information systems enhancements and approximately $2.0 million primarily related to the Company’s distribution centers.

In summary, the Company’s primary uses of cash in fiscal 2007 were to fund operating expenses; redeem outstanding Class A Certificates at the Master Trust; provide for new and existing store development; fund capital additions related to distribution centers and information systems development; and pay dividends. The Company has a variety of sources for liquidity, which include available cash balances, available lines of credit, cash surrender value of life insurance policies not restricted as to use, receipt of federal and state tax refunds, and real estate financing options. Among the financing options being considered for Company-owned real estate are sale or sale-leaseback transactions, traditional mortgages, and amending the secured credit facility to include Company-owned real estate in the borrowing base. Adding real estate to the secured credit facility would provide flexibility through additional availability under the Company’s line of credit and would reduce the Company’s dependence on inventory levels as the determinant of the size of its borrowing base. Given the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements throughout fiscal 2008. In addition, the Company is currently projecting its cash and cash equivalents balance at fiscal 2008 year end to approximate its fiscal 2007 year end balance.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases and letters of credit discussed above, the Company’s only other off-balance sheet arrangement related to the securitization of the Company’s proprietary credit card receivables. During fiscal 2007, the Company allowed its securitization agreement to expire and subsequently sold its proprietary credit card operations to Chase. At the time of the expiration of the securitization agreement, the Company purchased $144.0 million of proprietary credit card receivables, previously held by the Master Trust for $100.0 million in cash and in exchange for $44.0 million of beneficial interest. The Master Trust, upon approval from debt security (“Class A Certificates”) holders, paid $100.0 million to redeem the Class A Certificates that were outstanding.

Prior to the expiration of the securitization agreement, the Company sold, on a daily basis, its proprietary credit card receivables that met certain eligibility criteria to Pier 1 Funding, LLC (“Funding”), which transferred the receivables to the Master Trust. The Master Trust had issued $100 million face amount of Class A Certificates to a third party. This securitization of receivables provided the Company with a portion of its funding. However, neither Funding nor the Master Trust was consolidated in the Company’s financial statements, and the Company had no obligation to reimburse Funding, the Master Trust or purchasers of Class A Certificates for credit losses from the receivables. During fiscal 2006, the Company’s securitization agreements were amended to, among other things, extend the expiration date until September 2006 and to increase the amount of Class B Certificates required to be held by Funding. At the end of fiscal 2006, there were $13.6 million of Class B Certificates outstanding. All Class B Certificates were settled concurrent with the expiration of the securitization agreement. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the securitization of the Company’s proprietary credit card receivables.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates, with the exception of the impairment of long-lived assets, the early retirement of participants in its defined benefit plans and income taxes as discussed below, and the Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to the Company’s financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies are subject to market risk exposure that would be considered material and as a result, has not provided a sensitivity analysis. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

Revenue recognition — The Company recognizes revenue from retail sales, net of sales tax and third party credit card processing fees, upon customer receipt or delivery of merchandise, including sales under deferred payment promotions on its proprietary credit card. Typically, credit card receivable deferral programs offer deferred payments for up to 90 days or monthly installment payments over 12 months. Historically these payment deferral programs have not resulted in significant increases in bad debt losses arising from such receivables. As a result of the sale of the Company’s credit card business in fiscal 2007, these deferred programs will result in an upfront reduction of sales based on the fees charged by Chase for such programs going forward. The Company records an allowance for estimated merchandise returns based on historical experience and other known factors. Should actual returns differ from the Company’s estimates and current provision for merchandise returns, revisions to the estimated merchandise returns may be required.

Gift cards — Revenue associated with gift cards is deferred until redemption of the gift card. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized after a period of 30 months from the original issuance and was $6.2 million, $5.1 million and $4.5 million in fiscal 2007, 2006 and 2005, respectively.

Beneficial interest in securitized receivables — In September 2006, the Company allowed its securitization agreement to expire. At that time, the Company purchased $144.0 million of proprietary credit card receivables in exchange for $44.0 million of beneficial interest and $100.0 million of cash. Therefore, at fiscal 2007 year end, the Company had no beneficial interest. Additionally, all Class B Certificates, which are discussed below, were settled at the time the securitization agreement expired. Prior to the expiration of this agreement, the Company securitized its entire portfolio of proprietary credit card receivables. During most of fiscal 2007, and all of fiscal 2006 and 2005, the Company sold all of its proprietary credit card receivables, except an immaterial amount of those that failed certain eligibility requirements, to a special-purpose wholly owned subsidiary, Pier 1 Funding, LLC (“Funding”), which transferred the receivables to the Pier 1 Imports Credit Card Master Trust (“Master Trust”). Neither Funding nor the Master Trust was consolidated by the Company, and the Master Trust met the requirements of a qualifying special-purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Master Trust issued beneficial interests that represented undivided interests in the assets of the Master Trust consisting of the transferred receivables and all cash flows from collections of such receivables. The beneficial interests included certain interests retained by Funding, which were represented by Class B Certificates, and the residual interest in the Master Trust (the excess of the principal amount of receivables held in the Master Trust over the portion represented by the certificates sold to third-party investors and the Class B Certificates). Gain or loss on the sale of receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The beneficial interest in the Master Trust was accounted for as an available-for-sale security and was recorded at fair value. The Company estimated fair value of its beneficial interest in the Master Trust, both upon initial securitization and thereafter, based on the present value of future expected cash flows using management’s best estimates of key assumptions including credit losses and payment rates. As of February 25, 2006, the Company’s assumptions used to calculate the present value of the future cash flows included estimated credit losses of 4.75% of the outstanding balance, expected payment within a six-month period and a discount rate representing the average market rate the Company would expect to pay if it sold securities representing ownership in the excess receivables not required to collateralize the Class A Certificates. A sensitivity analysis performed assuming a hypothetical 20% adverse change in both interest rates and credit losses resulted in an immaterial impact on the fair value of the Company’s beneficial interest. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the beneficial interest in securitized receivables.

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

The Company recognizes known inventory losses, shortages and damages when incurred and makes a provision for estimated shrinkage. The amount of the provision is estimated based on historical experience from the results of its physical inventories. Inventory is physically counted at substantially all locations at least once in each 12-month period, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution centers during each period presented in the financial statements. Although inventory shrinkage rates have not fluctuated significantly in recent years, should actual rates differ from the Company’s estimates, revisions to the inventory shrinkage expense may be required. Most inventory purchases and commitments are made in U.S. dollars.

Impairment of long-lived assets — Long-lived assets such as buildings, equipment, furniture and fixtures, and leasehold improvements are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying values exceed the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of changes in sales, merchandise margins, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded $31.9 million and $5.6 million in impairment charges in fiscal 2007 and fiscal 2006, respectively. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future. For store level assets, if management had increased its assumptions of comparable store sales declines by an additional 3% over the next four years, additional impairment charges of approximately $5.0 million would have been recorded in fiscal 2007.

Insurance provision — The Company is self-insured with respect to medical coverage offered to eligible employees except that claims in excess of $200,000 per occurrence per year are covered by a purchased insurance policy. The Company records a provision for estimated claims that have been incurred but not reported. Such claim amounts are estimated based on historical average claims per covered individual per month and on the average historical lag time between the covered event and the time it is paid by the Company. The liability for estimated medical claims incurred but not reported at March 3, 2007 was $2.9 million.

During fiscal 2007, the Company maintained insurance for workers’ compensation and general liability claims with a deductible of $1,000,000 and $750,000, respectively, per claim. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims development factors as well as information obtained from and projections made by the Company’s insurance carrier and underwriters. The recorded liabilities for workers’ compensation and general liability claims at March 3, 2007 were $17.3 million and $6.3 million, respectively.

The assumptions made in determining the above estimates are reviewed continually and the liability adjusted accordingly as new facts are revealed. Changes in circumstances and conditions affecting the assumptions used in determining the liabilities could cause actual results to differ from the Company’s recorded amounts.

Defined benefit plans — The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation and years of service. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs.

Income taxes — The Company records income tax expense using the liability method for taxes. The Company is subject to income tax in many jurisdictions, including the United States, various states and localities, and foreign countries. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of probable tax exposures for foreign and domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The process of determining tax expense by jurisdiction involves the calculation of actual current tax expense or benefit, together with the assessment of deferred tax expense resulting from differing treatment of items for tax and financial accounting purposes. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year.

During fiscal 2007, the Company concluded that a valuation allowance was necessary based upon this evaluation. In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance. As these deferred tax assets were established and fully reserved during fiscal 2007, there was no net impact to the provision of income taxes. At the end of fiscal 2007, the net deferred tax assets and the offsetting valuation allowance totaled $86.3 million.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years.

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently analyzing the cumulative effect adjustment to retained earnings that will be recorded upon adoption.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 explains how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 offers a special “one-time” transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company as of the end of fiscal year 2007. The adoption of this statement as of March 3, 2007, did not have an impact on the Company’s consolidated balance sheet and statements of operations, shareholders’ equity and cash flows.

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

In September 2006, the FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of postretirement benefit plans as an asset or liability in the financial statements. The transition date for recognition of an asset or liability related to the funded status of an entity’s plan is effective for the Company as of the end of fiscal year 2007. The Company adopted the funded status recognition portion of SFAS 158 as of March 3, 2007, and recorded an additional liability with an offset to other comprehensive income of $1,631,000. In addition, SFAS 158 requires an employer to measure its postretirement benefit plan assets and benefit obligations as of the date of the employer’s fiscal year end. This portion of the statement is effective for the Company for fiscal 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 25, 2006.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company periodically enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company also uses contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales. Contracts that hedge the repatriation of Canadian funds have maturities not exceeding 18 months and changes in the fair value and settlement of these contracts are included in selling, general and administrative expenses. At March 3, 2007, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The interest rate exposure on the Company’s secured credit facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of March 3, 2007, the Company had $19.0 million in borrowings outstanding on its industrial revenue bonds and no cash borrowings outstanding on its secured credit facility. A hypothetical 10% adverse change in the interest rates applicable to either or both of these variable rate instruments would have a negligible impact on the Company’s earnings and cash flows.

Additionally, the Company has $165.0 million in convertible senior notes outstanding, which mature in February 2036. The notes pay a fixed annual rate of 6.375% for the first five years and a fixed rate of 6.125% thereafter. Changes in market interest rates generally affect the fair value of fixed rate debt instruments, but would not affect the Company’s financial position, results of operations or cash flows related to these notes. As of March 3, 2007, the fair value of these notes was $156.7 million based on quoted market values.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of March 3, 2007 and February 25, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at March 3, 2007 and February 25, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective February 26, 2006, Pier 1 Imports, Inc. adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.  In addition, as discussed in Note 1 to the consolidated financial statements, effective March 3, 2007, Pier 1 Imports, Inc. adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pier 1 Imports, Inc.’s internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Fort Worth, Texas
May 8, 2007

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Year Ended
	2007	2006	2005

Net sales	$1,623,216	$1,776,701	$1,825,343
Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	1,149,257	1,175,011	1,121,697
Selling, general and administrative expenses	649,005	588,273	549,635
Depreciation and amortization	51,184	56,229	55,762

	1,849,446	1,819,513	1,727,094

Operating income (loss)	(226,230)	(42,812)	98,249
Nonoperating (income) and expenses:
Interest and investment income	(12,456)	(3,510)	(2,635)
Interest expense	16,116	2,610	1,735
Other income	(1,767)	—	—

	1,893	(900)	(900)

Income (loss) from continuing operations before income taxes	(228,123)	(41,912)	99,149
Provision (benefit) for income taxes	(885)	(14,441)	36,384

Income (loss) from continuing operations	(227,238)	(27,471)	62,765

Discontinued operations:
Loss from discontinued operations (including write down of assets held for sale of $7,441 in 2006)	(638)	(17,583)	(2,308)
Income tax benefit	(231)	(5,250)	—

Loss from discontinued operations	(407)	(12,333)	(2,308)

Net income (loss)	$(227,645)	$(39,804)	$60,457

Earnings (loss) per share from continuing operations:
Basic	$(2.59)	$(.32)	$.72

Diluted	$(2.59)	$(.32)	$.71

Loss per share from discontinued operations:
Basic	$(.01)	$(.14)	$(.03)

Diluted	$(.01)	$(.14)	$(.03)

Earnings (loss) per share:
Basic	$(2.60)	$(.46)	$.69

Diluted	$(2.60)	$(.46)	$.68

Dividends declared per share:	$.20	$.40	$.40

Average shares outstanding during period:
Basic	87,395	86,629	87,037

Diluted	87,395	86,629	88,838

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $160,721 and $238,463, respectively	$167,178	$246,115
Beneficial interest in securitized receivables	—	50,000
Other accounts receivable, net of allowance for doubtful accounts of $566 and $1,119, respectively	21,437	13,916
Inventories	360,063	368,978
Income tax receivable	34,966	18,011
Assets of discontinued operations	—	32,359
Prepaid expenses and other current assets	50,324	45,544

Total current assets	633,968	774,923
Properties, net	239,548	298,922
Other noncurrent assets	42,954	96,016

	$916,470	$1,169,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,609	$105,916
Gift cards and other deferred revenue	66,130	63,835
Accrued income taxes payable	3,305	4,763
Liabilities related to discontinued operations	—	16,841
Other accrued liabilities	119,541	97,493

Total current liabilities	284,585	288,848
Long-term debt	184,000	184,000
Other noncurrent liabilities	86,768	107,031
Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779
Paid-in capital	130,416	132,075
Retained earnings	337,178	582,221
Cumulative other comprehensive income (loss)	2,408	(583)
Less — 12,981,000 and 13,761,000 common shares in treasury, at cost, respectively	(209,664)	(222,254)
Less — unearned compensation	—	(2,256)

	361,117	589,982
Commitments and contingencies (See Note 13)	—	—

	$916,470	$1,169,861

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	2007	2006	2005

Cash flow from operating activities:
Net income (loss)	$(227,645)	$(39,804)	$60,457
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	63,496	78,781	75,624
Loss on disposal of fixed assets	187	1,781	315
Loss on impairment of fixed assets and long-lived assets	36,369	6,024	741
Write-down of assets held for sale	—	7,441	—
Stock-based compensation expense	5,464	636	—
Deferred compensation	16,915	10,766	7,710
Lease termination expense	4,003	4,176	2,243
Deferred income taxes	24,576	(14,496)	2,035
Other	(3,121)	236	3,446
Change in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivable	(15,914)	(74,550)	(91,071)
Purchase of proprietary credit card receivables and other	(97,740)	—	—
Proceeds from the sale of proprietary credit card operations	144,622	—	—
Inventories	9,757	882	(6,860)
Other accounts receivable, prepaid expenses and other current assets	(14,428)	(22,778)	(11,302)
Income tax receivable	(16,955)	(18,011)	—
Accounts payable and accrued expenses	(5,388)	7,369	21,572
Income taxes payable	(1,595)	(6,966)	(14,116)
Other noncurrent assets	566	(2,558)	336
Other noncurrent liabilities	(28,074)	(3,226)	—

Net cash provided by (used in) operating activities	(104,905)	(64,297)	51,130

Cash flow from investing activities:
Capital expenditures	(28,600)	(50,979)	(99,239)
Proceeds from disposition of properties	173	1,401	3,852
Proceeds from sale of discontinued operation (net of $3,397 cash included in sale of discontinued operations)	11,601	—	—
Proceeds from sale of Pier 1 National Bank (net of $2,208 cash included in sale of Pier 1 National Bank)	10,754	—	—
Proceeds from sale of restricted investments	25,707	3,226	—
Purchase of restricted investments	(9,712)	(3,500)	(10,807)
Collections of principal on beneficial interest in securitized receivables	21,907	60,240	99,712

Net cash provided by (used in) investing activities	31,830	10,388	(6,482)

Cash flow from financing activities:
Cash dividends	(17,398)	(34,667)	(34,762)
Purchases of treasury stock	—	(4,047)	(58,210)
Proceeds from stock options exercised, stock purchase plan and other, net	4,719	7,641	12,473
Issuance of long-term debt	—	165,000	—
Notes payable borrowings	69,000	86,500	—
Repayment of notes payable	(69,000)	(86,500)	—
Debt issuance costs	(283)	(6,739)	(169)
Purchase of call option	—	(9,145)	—

Net cash provided by (used in) financing activities	(12,962)	118,043	(80,668)

Change in cash and cash equivalents	(86,037)	64,134	(36,020)
Cash and cash equivalents at beginning of period (including cash at discontinued operation of $7,100, $3,359 and $6,148, respectively)	253,215	189,081	225,101

Cash and cash equivalents at end of period (including cash at discontinued operation of $0, $7,100 and $3,359, respectively)	$167,178	$253,215	$189,081

Supplemental cash flow information:
Interest paid	$12,821	$8,136	$868

Income taxes paid	$2,021	$21,342	$45,655

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except per share amounts)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Compensation	Equity

Balance February 28, 2004	88,227	$100,779	$145,384	$630,997	$1,667	$(195,196)	$—	$683,631
Comprehensive income:
Net income	—	—	—	60,457	—	—	—	60,457
Other comprehensive income (loss), net of tax
Minimum pension liability adjustments	—	—	—	—	(4,780)	—	—	(4,780)
Currency translation adjustments	—	—	—	—	1,687	—	—	1,687

Comprehensive income								57,364

Purchases of treasury stock	(3,225)	—	—	—	—	(58,210)	—	(58,210)
Exercise of stock options, stock purchase plan and other	1,238	—	(3,534)	—	—	19,880	—	16,346
Cash dividends ($.40 per share)	—	—	—	(34,762)	—	—	—	(34,762)

Balance February 26, 2005	86,240	100,779	141,850	656,692	(1,426)	(233,526)	—	664,369

Comprehensive income (loss):
Net loss	—	—	—	(39,804)	—	—	—	(39,804)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	—	—	—	—	1,149	—	—	1,149
Currency translation adjustments	—	—	—	—	(306)	—	—	(306)

Comprehensive loss								(38,961)

Purchases of treasury stock	(250)	—	—	—	—	(4,047)	—	(4,047)
Restricted stock grant and amortization	203	—	(386)	—	—	3,278	(2,256)	636
Exercise of stock options, stock purchase plan and other	746	—	(3,640)	—	—	12,041	—	8,401
Cash dividends ($.40 per share)	—	—	—	(34,667)	—	—	—	(34,667)
Purchase of call option, net of tax	—	—	(5,749)	—	—	—	—	(5,749)

Balance February 25, 2006	86,939	100,779	132,075	582,221	(583)	(222,254)	(2,256)	589,982

Comprehensive income (loss):
Net loss	—	—	—	(227,645)	—	—	—	(227,645)
Other comprehensive income (loss), net of tax as applicable:
Minimum pension liability adjustments	—	—	—	—	7,172	—	—	7,172
Currency translation adjustments	—	—	—	—	(2,550)	—	—	(2,550)

Comprehensive loss								(223,023)

Adjustment to initially apply SFAS No. 158	—	—	—	—	(1,631)	—	—	(1,631)
Restricted stock compensation	185	—	(4,280)	—	—	2,994	2,256	970
Stock option compensation expense	—	—	4,494	—	—	—	—	4,494
Exercise of stock options, stock purchase plan and other	674	—	(1,873)	—	—	9,596	—	7,723
Cash dividends ($.20 per share)	—	—	—	(17,398)	—	—	—	(17,398)

Balance March 3, 2007	87,798	$100,779	$130,416	$337,178	$2,408	$(209,664)	$—	$361,117

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings, gifts and related items, with retail stores located in the United States and Canada. Additionally, the Company has merchandise in “store within a store” locations in Mexico and Puerto Rico that are operated by Sears Roebuck de Mexico, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc., respectively. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). At fiscal 2006 year end, The Pier was classified as held for sale and is included in discontinued operations for all years presented. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $7,441,000 to write goodwill and long-lived assets related to The Pier down by $918,000 and $6,523,000, respectively, to fair value less selling costs. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiary companies except, in fiscal 2006, Pier 1 Funding, LLC (“Funding”), which was a non-consolidated, bankruptcy remote, securitization subsidiary. See Note 3 of the Notes to Consolidated Financial Statements. All intercompany transactions and balances have been eliminated.

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and conducts business as one operating segment. The Company’s domestic operations provided 92.3%, 93.0% and 93.7% of its net sales, with 7.3%, 6.7% and 6.0% provided by stores in Canada, and the remainder from royalties received from Sears Roebuck de Mexico S.A. de C.V. during fiscal 2007, 2006 and 2005, respectively. As of March 3, 2007, February 25, 2006 and February 26, 2005, $5,510,000, $8,765,000 and $8,888,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico during any period.

Use of estimates — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 2007 consisted of a 53-week year and fiscal 2006 and 2005 were 52-week years. Fiscal 2007 ended March 3, 2007, fiscal 2006 ended February 25, 2006 and fiscal 2005 ended February 26, 2005.

Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations. As of March 3, 2007 and February 25, 2006, the Company’s short-term investments classified as cash equivalents included investments in money market mutual funds totaling $160,721,000 and $238,463,000, respectively. The effect of foreign currency exchange rate fluctuations on cash is not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of March 3, 2007, February 25, 2006 and February 26, 2005, the Company had cumulative other comprehensive income balances of $2,440,000, $4,990,000 and $5,296,000, respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2007, 2006 and 2005 resulted in other comprehensive income (loss), net of tax, as applicable, of ($2,550,000), ($306,000) and $1,687,000, respectively. During fiscal 2006 and 2005, the Company provided deferred taxes of $531,000 and $703,000, respectively, on the portion of its cumulative currency translation adjustment

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered not to be permanently reinvested abroad. Taxes on this portion of cumulative currency translation adjustments were insignificant in fiscal 2007.

Concentrations of risk — The Company has some degree of risk concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative sources of products could be procured over a relatively short period of time. Pier 1 sells merchandise imported from over 40 different countries, with 35% of its sales derived from merchandise produced in China, 14% derived from merchandise produced in Indonesia, 13% derived from merchandise produced in India, 13% derived from merchandise produced in the United States and 21% derived from merchandise produced in Brazil, Thailand, Italy, the Philippines, Vietnam and Mexico. The remaining 4% of sales was from merchandise produced in various Asian, European, Central American, South American and African countries.

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities other than the 6.375% convertible senior notes with a fair value significantly different from the recorded value as of March 3, 2007 and February 25, 2006. The fair value of these notes was $156,712,000 based on quoted market values as of March 3, 2007, and approximated the recorded value of $165,000,000 as of February 25, 2006. Changes in the market interest rates affect the fair value of the Company’s fixed rate notes, but do not affect the Company’s financial position, results of operations or cash flows related to these instruments.

Risk management instruments:  The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

The Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased only to cover specific commitments to buy merchandise for resale. The Company also uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At March 3, 2007, and February 25, 2006 there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. Both the changes in fair value and settlement of these contracts are included in cost of sales for forwards related to merchandise purchases and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.

The Company enters into forward foreign currency exchange contracts with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to such financial instruments. The Company does not expect non-performance by any of the counterparties, and any losses incurred in the event of non-performance would not be material.

Beneficial interest in securitized receivables — Prior to the expiration of its agreement to securitize its proprietary credit card receivables on September 6, 2006, the Company securitized its entire portfolio of proprietary credit card receivables. During most of fiscal 2007, and all of fiscal 2006 and 2005, the Company sold all of its proprietary credit card receivables, except those that failed certain eligibility requirements, to Funding, a special-purpose wholly owned subsidiary, which transferred the receivables to the Pier 1 Imports Credit Card Master Trust (the “Master Trust”). Neither Funding nor the Master Trust were consolidated by the Company as the Master Trust met the requirements of a qualifying special-purpose entity under Statement of Financial Accounting Standards (“SFAS”) No. 140. The Master Trust issued beneficial interests that represent undivided interests in the assets of the Master Trust consisting of the transferred receivables and all cash flows from collections of such receivables. The beneficial interests included certain interests retained by Funding, which were represented by Class B Certificates, and the residual interest in the Master Trust (the excess of the principal amount of receivables held in the Master Trust over the portion represented by the certificates sold to

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a third-party investor and the Class B Certificates). Gain or loss on the sale of receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

The beneficial interest in the Master Trust was accounted for as an available-for-sale security and was recorded at fair value. The Company estimated fair value of its beneficial interest in the Master Trust, both upon initial securitization and thereafter, based on the present value of future expected cash flows using management’s best estimates of key assumptions including credit losses and payment rates. As of March 3, 2007, the Company had no beneficial interest since it had allowed its agreement to securitize its proprietary credit card receivables to expire. As of February 25, 2006, the Company’s assumptions used to calculate the present value of the future cash flows included estimated credit losses of 4.75% of the outstanding balance, expected payment within a six-month period and a discount rate representing the average market rate the Company would expect to pay if it sold securities representing ownership in the excess receivables not required to collateralize the Class A Certificates. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

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

In the fourth quarter of fiscal 2007, the Company made a strategic decision to sell off excess inventory with the intention of completing its liquidation efforts by the end of the first quarter of fiscal 2008. In connection with this decision, a $32,500,000 inventory write-down was recorded to state the excess inventory at the lower of average cost or market. The write-down of inventory primarily consisted of previous merchandise assortments the Company has discontinued offering in its stores. This decision was made by the Company in order to clear room in its stores to allow for new inventory to be displayed as it arrives throughout fiscal 2008.

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The reserves for estimated shrinkage at the end of fiscal years 2007 and 2006 were $6,193,000 and $8,218,000, respectively.

Properties, maintenance and repairs — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally thirty years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution centers is included in cost of sales. All other depreciation costs are included in depreciation and amortization. Depreciation costs were $49,984,000, $54,870,000 and $54,404,000 in fiscal 2007, 2006 and 2005, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that its carrying value may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of changes in sales, merchandise margins,

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. Impairment charges were $31,947,000, $5,601,000 and $370,000 in fiscal 2007, 2006 and 2005, respectively, and included in selling, general and administrative expenses.

Goodwill and intangible assets — The Company applies the provisions of SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. In accordance with SFAS No. 142, the Company’s reporting units were identified as components, and the goodwill assigned to each represents the excess of the original purchase price over the fair value of the net identifiable assets acquired for that component. The Company completed the annual impairment tests as of March 3, 2007 and February 25, 2006 for fiscal 2007 and 2006, respectively. Fair value was determined through analyses of discounted future cash flows for the applicable reporting units. The analysis resulted in a write-down of goodwill and intangible assets, included in selling, general and administrative expenses, of approximately $4,422,000 in fiscal 2007, primarily related to Pier 1 Kids, and $239,000 in fiscal 2006. No impairment loss was recognized in fiscal 2005. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion of goodwill and intangible assets.

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales, net of sales tax and third party credit card processing fees, including sales under deferred payment promotions on the Company’s proprietary credit card. As a result of the sale of the Company’s credit card business in fiscal 2007, these deferred programs will result in an upfront reduction of sales based on the fees charged by Chase Bank USA N.A. (“Chase”) for such programs going forward. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal years 2007 and 2006 were $3,215,000 and $3,060,000, respectively. The Company’s revenues are reported net of discounts and returns, and include wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales and the costs incurred by the Company for these items are recorded in cost of sales.

Gift cards — Revenue associated with gift cards is recognized upon redemption of the gift card. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized after a period of 30 months from the original issuance and was $6,222,000, $5,062,000 and $4,452,000 in fiscal 2007, 2006 and 2005, respectively.

Leases — The Company leases certain property consisting principally of retail stores, warehouses, and material handling and office equipment under leases expiring through fiscal 2022. Most retail store locations are leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over this lease term. Prior to fiscal 2005, the Company recognized straight-line rent expense for store leases beginning on the earlier of the rent commencement date or the store opening date, which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent. During the fourth quarter of fiscal 2005, the Company revised its accounting practices to extend the lease term to include this free rent period prior to the opening of its stores. This revision in practice resulted in a cumulative pre-tax charge of $6,264,000 for leases entered into prior to fiscal 2005, which was not material to any previously reported fiscal year. This cumulative adjustment had no effect on historical or future cash flows from

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or the timing of payments under the related leases. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term. The Company’s lease obligations are operating leases under SFAS No. 13.

Advertising costs — Advertising production costs are expensed the first time the advertising takes place. Advertising costs were $109,540,000, $92,245,000 and $79,115,000 in fiscal 2007, 2006 and 2005, respectively. Prepaid advertising at the end of fiscal years 2007 and 2006 was $1,556,000 and $5,413,000, respectively.

Defined benefit plans — The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation and years of service. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.

Income taxes — The Company records income tax expense using the liability method for taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of probable tax exposures of foreign and domestic tax audits. However, negotiations with taxing authorities may yield results different than those currently estimated.

Earnings (loss) per share — Basic earnings (loss) per share amounts were determined by dividing income (loss) from continuing operations, loss from discontinued operations and net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and unvested restricted stock.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (loss) per share amounts were calculated as follows (in thousands except per share amounts):

	2007	2006	2005

Income (loss) from continuing operations, basic and diluted	$(227,238)	$(27,471)	$62,765
Income (loss) from discontinued operations, basic and diluted	(407)	(12,333)	(2,308)

Net income (loss), basic and diluted	$(227,645)	$(39,804)	$60,457

Average shares outstanding:
Basic	87,395	86,629	87,037
Plus assumed exercise of stock options	—	—	1,801

Diluted	87,395	86,629	88,838

Earnings (loss) per share from continuing operations:
Basic	$(2.59)	$(.32)	$.72

Diluted	$(2.59)	$(.32)	$.71

Loss per share from discontinued operations:
Basic	$(.01)	$(.14)	$(.03)

Diluted	$(.01)	$(.14)	$(.03)

Net earnings (loss) per share:
Basic	$(2.60)	$(.46)	$.69

Diluted	$(2.60)	$(.46)	$.68

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. All 13,991,195 and 12,941,025 outstanding stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2007 and 2006, respectively, loss per share as the effect would be antidilutive. At the end of fiscal year 2005, there were 5,210,600 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares. In addition, incremental net shares for the conversion feature of the Company’s 6.375% senior convertible notes will be included in the Company’s future diluted earnings per share calculations for those periods in which the average common stock price exceeds the initial conversion price of $15.19 per share.

Stock-based compensation — The Company grants stock options and restricted stock for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of the grant. On February 26, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to February 26, 2006, the Company accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Accordingly, prior period amounts have not been restated. Currently, the Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Compensation

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense is recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. The Company records compensation expense for stock-based awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

SFAS 123R requires that forfeitures be estimated at the time of grant. The Company estimates forfeitures based on its historical forfeiture experience. For periods prior to fiscal 2007, the Company recognized forfeitures as they occurred in its pro forma disclosures. In accordance with SFAS 123R, the Company adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments for the year was insignificant.

During fiscal 2006, the Company’s Board of Directors approved the accelerated vesting of approximately 3,800,000 stock options where the exercise price was in excess of the market price. This acceleration resulted in pro forma expense of approximately $16,300,000, net of tax, for options that would have vested in future periods. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion related to the accounting for stock-based employee compensation.

SFAS 123R requires disclosure of pro forma information for periods prior to adoption. The following table details the effect on net income (loss) and earnings (loss) per share from continuing operations, illustrating the effect of applying the fair value recognition provisions of SFAS 123R for fiscal 2006 and 2005, respectively (in thousands except per share amounts):

	Pro Forma	Pro Forma
	2006	2005

Income (loss) from continuing operations, as reported	$(27,471)	$62,765
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	417	—
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(25,519)	(11,645)

Income (loss) from continuing operations	$(52,573)	$51,120

Earnings (loss) per share from continuing operations:
Basic — as reported	$(.32)	$.72

Basic — pro forma	$(.61)	$.59

Diluted — as reported	$(.32)	$.71

Diluted — pro forma	$(.61)	$.57

Adoption of new accounting standards — In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently analyzing the cumulative effect adjustment to retained earnings that will be recorded upon adoption.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 explains how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 offers a special “one-time” transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company as of the end of fiscal year 2007. The adoption of this statement as of March 3, 2007, did not have an impact on the Company’s consolidated balance sheet and statements of operations, shareholders’ equity and cash flows.

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

In September 2006, the FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of postretirement benefit plans as an asset or liability in the financial statements. The transition date for recognition of an asset or liability related to the funded status of an entity’s plan is effective for the Company as of the end of fiscal year 2007. The Company adopted the funded status recognition portion of SFAS 158 as of March 3, 2007, and recorded an additional liability with an offset to cumulative other comprehensive income of $1,631,000. In addition, SFAS 158 requires an employer to measure its postretirement benefit plan assets and benefit obligations as of the date of the employer’s fiscal year end. This portion of the statement is effective for the Company for fiscal 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier Retail Group Limited (“The Pier”) with stores located in the United Kingdom and Ireland. The Company met the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that allowed it to classify The Pier as held for sale and present its results of operations as discontinued for all years presented. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $7,441,000 to write down $918,000 of goodwill and $6,523,000 related to properties to the fair value less costs to sell. On March 20, 2006, the Company sold The Pier to Palli Limited for approximately $15,000,000. Palli Limited is a wholly owned subsidiary of Lagerinn ehf (“Lagerinn”), an Iceland corporation owned by Jakup a Dul Jacobsen. Collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock as of the date of the sale. Expenses incurred by the Company in March 2006 related to The Pier were $407,000, net of taxes, which included an insignificant gain on the sale. Assets

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of discontinued operations and liabilities related to discontinued operations were comprised of the following components as of February 25, 2006 (in thousands):

2006
Cash and cash equivalents	$7,100
Accounts receivable	1,441
Inventory	10,870
Prepaid expenses and other current assets	2,270
Properties, net	10,678

Assets of discontinued operations	$32,359

Accounts payable	$5,728
Deferred revenue	415
Accrued income taxes payable	137
Other accrued liabilities	7,210
Other noncurrent liabilities	3,351

Liabilities related to discontinued operations	$16,841

	2007	2006	2005

Net sales from discontinued operations	$3,323	$74,196	$72,510

Also included in assets of discontinued operations were deferred tax assets of $8,096,000 at February 25, 2006, which were fully reserved through a valuation allowance.

NOTE 3 — PROPRIETARY CREDIT CARD INFORMATION

On September 6, 2006, the Company allowed its agreement to securitize its proprietary credit card receivables to expire. At the time of expiration, the Company purchased $144,007,000 of proprietary credit card receivables, previously held by the Master Trust, an unconsolidated subsidiary, for $100,000,000 in cash and in exchange for $44,007,000 of beneficial interest. The Master Trust, upon approval from the Class A Certificate holders, paid $100,000,000 to redeem the Class A Certificates that were outstanding.

On November 21, 2006, the Company completed the sale of its proprietary credit card operations to Chase. The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts and the common stock of Pier 1 National Bank. The Company received cash proceeds of $157,583,000 and will receive additional proceeds of $10,750,000, plus any accrued interest, over the life of the agreement. The net deferred gain associated with this sale will be recognized in nonoperating income over the ten-year life of the agreement described below and is not expected to have a material impact in any accounting period.

In addition, the Company and Chase have entered into a long-term program agreement. Under this agreement, the Company will continue to support the card through marketing programs and will receive additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms. These payments are not expected to have a material impact in any accounting period.

Prior to the sale of its proprietary credit card operations in November 2006, the Company’s proprietary credit card receivables were generated under open-ended revolving credit accounts issued by its subsidiary, Pier 1 National Bank, to finance purchases of merchandise and services offered by the Company. These accounts had various billing and payment structures, including varying minimum payment levels. The

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had an agreement with a third party to provide certain credit card processing and related credit services, while the Company maintained control over credit policy decisions and customer service standards.

Net proprietary credit card income was included in selling, general and administrative expenses on the Company’s statements of operations. The following information presents a summary of the Company’s proprietary credit card results for each of the last three fiscal years on a managed basis (in thousands):

	2007(1)	2006	2005

Income:
Finance charge income, net of debt service costs	$20,127	$27,351	$25,118
Other income	118	189	114

	20,245	27,540	25,232

Costs:
Processing fees	11,565	13,907	14,982
Bad debts	3,449	6,457	7,026

	15,014	20,364	22,008

Net proprietary credit card income	$5,231	$7,176	$3,224

Gross proprietary credit card receivables at year-end	$—	$147,271	$134,326

(1)	Fiscal 2007 income and costs include activity through November 21, 2006, when the Company completed the sale of its proprietary credit card operations.

The Company began securitizing its entire portfolio of proprietary credit card receivables (the “Receivables”) in fiscal 1997. On a daily basis during all periods presented above, except the period from September 6, 2006 through March 3, 2007, the Company sold all of its proprietary credit card receivables, except an immaterial amount of those that failed certain eligibility criteria, to a special-purpose wholly owned subsidiary, Funding. The Receivables were then transferred from Funding to the Master Trust. In exchange for the Receivables, the Company received cash and retained a residual interest in the Master Trust. These cash payments were funded from undistributed principal collections on the Receivables that were previously sold to the Master Trust.

Funding was capitalized by the Company as a special-purpose wholly owned subsidiary and was subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in receivables. The Master Trust issued beneficial interests that represented undivided interests in the assets of the Master Trust. Neither Funding nor the Master Trust was consolidated in the Company’s financial statements. Under U.S. generally accepted accounting principles, if the structure of a securitization meets certain requirements, such transactions are accounted for as sales of receivables. As the Company’s securitizations met such requirements, they were accounted for as sales. Gains or losses resulting from the daily sales of Receivables to Funding were not material during fiscal 2007, 2006 or 2005. The Company’s exposure to deterioration in the performance of the Receivables was limited to its retained beneficial interest in the Master Trust. As such, the Company had no corporate obligation to reimburse Funding, the Master Trust or purchasers of any certificates issued by the Master Trust for credit losses from the Receivables.

As a result of the securitization, the Master Trust had $100,000,000 of outstanding 2001-1 Class A Certificates issued to a third party through September 6, 2006. The 2001-1 Class A Certificates bore interest at a floating rate equal to the rate on commercial paper issued by the third party plus a credit spread. As of February 25, 2006, this rate was 5.1%. Funding continued to retain the residual interest in the Master Trust and held $13,636,000 in 2001-1 Class B Certificates at February 25, 2006, which were subordinated to the

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001-1 Class A Certificates and did not bear interest. Since the securitization agreement expired in September 2006, there were no outstanding 2001-1 Class A Certificates or 2001-1 Class B Certificates at the end of fiscal 2007, as all amounts were settled.

Cash flows received by the Company from the Master Trust for each of the last three fiscal years are as follows (in thousands):

	2007	2006	2005

Proceeds from collections reinvested in revolving securitizations	$212,653	$436,034	$494,580

Servicing fees received	$1,190	$2,189	$2,186

Cash flows received on retained interests	$32,592	$95,444	$109,172

As of February 25, 2006, the Company had $50,000,000, in beneficial interests (comprised primarily of principal and interest related to the underlying Receivables) in the Master Trust.

NOTE 4 — PROPERTIES

Properties are summarized as follows at March 3, 2007 and February 25, 2006 (in thousands):

	2007	2006

Land	$18,315	$18,778
Buildings	94,444	95,056
Equipment, furniture and fixtures	259,458	271,702
Leasehold improvements	199,879	217,795
Computer software	72,027	60,208
Projects in progress	1,557	5,673

	645,680	669,212
Less accumulated depreciation and amortization	406,132	370,290

Properties, net	$239,548	$298,922

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets at March 3, 2007 and February 25, 2006 included the right to do business within certain geographical markets where franchise stores were previously granted exclusive rights to operate and favorable operating leases acquired from a third party. These intangible assets were included in other non-current assets in the Company’s consolidated balance sheets. Amortization expense for fiscal 2007, 2006 and 2005 was $1,431,000, $1,654,000 and $1,656,000, respectively. During fiscal 2007, the Company wrote off $4,422,000 of goodwill and other intangibles of which $4,070,000 related to goodwill for Pier 1

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kids. The following is a summary of the Company’s intangible assets at March 3, 2007 and February 25, 2006 (in thousands):

	2007	2006

Geographic market rights, gross	$14,722	$14,926
Accumulated amortization	(14,378)	(13,088)

Geographic market rights, net	$344	$1,838

Acquired operating leases, gross	$1,466	$1,615
Accumulated amortization	(604)	(463)

Acquired operating leases, net	$862	$1,152

Goodwill, not amortized	$—	$4,088

Estimated future amortization expense related to intangible assets at March 3, 2007 is as follows (in thousands):

Amortization
Fiscal Year	Expense

2008	$461
2009	117
2010	117
2011	116
2012	108
Thereafter	287

Total future amortization expense	$1,206

NOTE 6 — OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at March 3, 2007 and February 25, 2006 (in thousands):

	2007	2006

Accrued payroll and other employee-related liabilities	$40,610	$39,448
Accrued taxes, other than income	26,035	24,652
Retirement benefits	16,358	—
Other	36,538	33,393

Other accrued liabilities	$119,541	$97,493

Rent-related liabilities	$41,488	$41,865
Deferred gains	23,053	4,101
Retirement benefits	21,857	56,404
Other	370	4,661

Other noncurrent liabilities	$86,768	$107,031

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — LEASE TERMINATION OBLIGATIONS

At times, the Company may terminate leases prior to their expiration when certain stores or storage facilities are closed or relocated to more favorable locations as deemed necessary by the evaluation of the real estate portfolio. These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions relate to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets and associated intangible assets related to store closures was approximately $370,000 and $1,500,000 in fiscal 2007 and 2006, respectively, and was not material in fiscal 2005. The write-down of inventory or employee severance costs associated with these closures was not significant in fiscal 2007, or 2006; and, there were no write-downs for inventory or employee severance costs in fiscal 2005. The following table represents a rollforward of the liability balances for the three fiscal years ended March 3, 2007 (in thousands):

Lease
Termination
Obligations

Balance at February 28, 2004	$1,748
Original charges	1,480
Revisions	763
Cash payments	(2,516)

Balance at February 26, 2005	1,475
Original charges	3,689
Revisions	487
Cash payments	(2,792)

Balance at February 25, 2006	2,859
Original charges	4,245
Revisions	(242)
Cash payments	(4,426)

Balance at March 3, 2007	$2,436

NOTE 8 — LONG-TERM DEBT AND AVAILABLE CREDIT

Long-term debt is summarized as follows at March 3, 2007 and February 25, 2006 (in thousands):

	2007	2006

Industrial revenue bonds	$19,000	$19,000
6.375% convertible senior notes	165,000	165,000

	184,000	184,000
Less — portion due within one year	—	—

Long-term debt	$184,000	$184,000

The Company has $19,000,000 in industrial revenue bond loan agreements, which have been outstanding since 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rates, including commitment fees of 1.0%, were 5.2% and 4.1% for fiscal 2007 and 2006, respectively.

In February 2006, the Company issued $165,000,000 of 6.375% convertible senior notes due 2036 (the “Notes”) in a private placement, and subsequently registered the Notes with the Securities and Exchange Commission in June 2006. The Notes bear interest at a rate of 6.375% per year until February 15, 2011 and at a rate of 6.125% per year thereafter. Interest is payable semiannually in arrears on February 15 and August 15 of each year, and commenced August 15, 2006. The Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $15.19 per share representing a 40% conversion premium at issuance). Holders of the Notes may convert their Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after May 27, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price per share of common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if the Company has called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. In general, upon conversion of a Note, a holder will receive cash equal to the lesser of the principal amount of the Note or the conversion value of the Note plus common stock of the Company for any conversion value in excess of the principal amount. As of March 3, 2007, the maximum number of shares that could be required to be issued to net share settle the conversion of the Notes was 10,862,412 shares. The Company may redeem the Notes at its option on or after February 15, 2011 for cash at 100% of the principal amount. Additionally, the holders of the Notes may require the Company to purchase all or a portion of their Notes under certain circumstances as defined by the agreement, in each case at a repurchase price in cash equal to 100% of the principal amount of the repurchased Notes at February 15, 2011, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031, or if certain fundamental changes occur. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries.

In connection with the issuance of the Notes, the Company purchased a call option with respect to its common stock. If the call option, which expires February 15, 2011, is exercised by the Company, it must be net share settled and in all cases, the Company would receive shares. This transaction has no effect on the terms of the Notes, but is intended to reduce the potential dilution upon future conversion of the Notes by effectively increasing the initial conversion price to $17.09 per share, representing a 57.5% conversion premium at issuance. The call option is exercisable under the same circumstances, which can trigger conversion under the Notes. In fiscal 2006, the cost of $9,145,000 of the purchased call option was included in shareholders’ equity, along with the partially offsetting tax benefit of the call option of $3,396,000.

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

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the offsetting call and put features of the Notes in five years, the Company anticipates the entire $165,000,000 in Notes will be repaid or refinanced on February 15, 2011. Therefore, the Notes are included in fiscal 2011 long-term debt maturities in the table below. Long-term debt matures as follows (in thousands):

Long-Term
Fiscal Year	Debt

2008	$—
2009	—
2010	—
2011	165,000
2012	—
Thereafter	19,000

Total long-term debt	$184,000

At the beginning of fiscal 2006, the Company had a three-year $125,000,000 revolving credit facility with a maturity date of August 2006. Proceeds of borrowings under the credit facility were available for working capital of the Company and for general corporate purposes. The agreement had certain restrictive covenants that required, among other things, the maintenance of certain financial ratios including debt to net cash flow, fixed charge coverage and minimum tangible net worth. At the time this credit facility was repaid in November 2005, it bore a floating interest rate (LIBOR plus 1.25%) based on the Company’s corporate debt rating and required a commitment fee of 0.25% on unused amounts.

During fiscal 2006, the Company entered into a new $325,000,000 secured credit facility, which matures in November 2010. This facility is secured by the Company’s eligible merchandise inventory and third party credit card receivables. It replaced the Company’s previous unsecured bank facilities, including the three-year $125,000,000 revolving credit facility discussed above, the $120,000,000 uncommitted letter of credit facility, and other credit lines used for special-purpose letters of credit. The new facility bears interest at LIBOR plus 1.0% for cash borrowings. The Company will not be required to comply with restrictive covenants under the new facility unless the facility has less than $32,500,000 available under the borrowing base as defined in the agreement. As of March 3, 2007, the Company’s borrowing base was $239,696,000, of which $83,167,000 was available for cash borrowings excluding the $32,500,000 discussed above. The Company pays a fee of 1.25% for standby letters of credit, 0.5% for trade letters of credit and a commitment fee of 0.25% for any unused amounts. As of March 3, 2007, the Company had no outstanding cash borrowings and approximately $124,029,000 in letters of credit utilized against the new secured credit facility. Of the outstanding balance, approximately $52,400,000 related to trade letters of credit for merchandise purchases, $48,800,000 related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $19,429,000 related to standby letters of credit on the Company’s industrial revenue bonds, and $3,400,000 related to other miscellaneous standby letters of credit. This facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. Under this new credit facility, the Company will not be restricted from paying cash dividends unless the availability under the facility is less than 30% of the Company’s borrowing base calculation. The Company was in compliance with all required debt covenants at fiscal 2007 year end.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — CONDENSED FINANCIAL STATEMENTS

The Company’s 6.375% convertible senior notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. The Company registered these Notes with the Securities and Exchange Commission in June 2006; therefore, in lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Year Ended March 3, 2007
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,615,951	$42,780	$(35,515)	$1,623,216
Cost of sales (including buying and store occupancy costs)	—	1,145,765	39,114	(35,622)	1,149,257
Selling, general and administrative (including depreciation and amortization)	1,585	697,075	1,529	—	700,189

Operating income (loss)	(1,585)	(226,889)	2,137	107	(226,230)
Nonoperating (income) expenses	(3,660)	6,251	(698)	—	1,893

Income (loss) from continuing operations before income taxes	2,075	(233,140)	2,835	107	(228,123)
Provision (benefit) for income taxes	—	(1,101)	216	—	(885)

Net income (loss) from continuing operations	2,075	(232,039)	2,619	107	(227,238)
Net income (loss) from subsidiaries	(229,827)	2,212	—	227,615	—
Discontinued operations:
Loss from discontinued operations	—	—	(638)	—	(638)
Benefit for income taxes	—	—	(231)	—	(231)

Net loss from discontinued operations	—	—	(407)	—	(407)

Net income (loss)	$(227,752)	$(229,827)	$2,212	$227,722	$(227,645)

Pier 1 Imports, Inc.

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

Pier 1 Imports, Inc.

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

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED BALANCE SHEET
March 3, 2007
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$111,163	$43,699	$12,316	$—	$167,178
Other accounts receivable, net	47	20,311	1,079	—	21,437
Inventories	—	360,063	—	—	360,063
Income tax receivable	—	34,708	258	—	34,966
Prepaid expenses and other current assets	—	50,324	—	—	50,324

Total current assets	111,210	509,105	13,653	—	633,968
Properties, net	—	233,514	6,034	—	239,548
Investment in subsidiaries	248,953	40,629	—	(289,582)	—
Other noncurrent assets	7,650	35,304	—	—	42,954

	$367,813	$818,552	$19,687	$(289,582)	$916,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45	$93,889	$1,675	$—	$95,609
Intercompany payable (receivable)	(159,038)	181,316	(22,278)	—	—
Gift cards and other deferred revenue	—	66,130	—	—	66,130
Accrued income taxes payable (receivable)	48	3,610	(353)	—	3,305
Other accrued liabilities	641	118,886	14	—	119,541

Total current liabilities	(158,304)	463,831	(20,942)	—	284,585
Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	86,768	—	—	86,768
Shareholders’ equity	361,117	248,953	40,629	(289,582)	361,117

	$367,813	$818,552	$19,687	$(289,582)	$916,470

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED BALANCE SHEET
February 25, 2006
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$130,779	$100,769	$14,567	$—	$246,115
Beneficial interest in securitized receivables	—	50,000	—	—	50,000
Other accounts receivable, net	279	12,444	1,193	—	13,916
Inventories	—	368,978	—	—	368,978
Income tax receivable	—	17,927	84	—	18,011
Assets of discontinued operations	—	—	32,359	—	32,359
Prepaid expenses and other current assets	—	45,547	(3)	—	45,544

Total current assets	131,058	595,665	48,200	—	774,923
Properties, net	—	292,027	6,895	—	298,922
Investment in subsidiaries	475,698	25,074	—	(500,772)	—
Other noncurrent assets	9,588	86,349	79	—	96,016

	$616,344	$999,115	$55,174	$(500,772)	$1,169,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201	$103,700	$2,015	$—	$105,916
Intercompany payable (receivable)	(142,171)	125,165	17,006	—	—
Gift cards and other deferred revenue	—	63,835	—	—	63,835
Accrued income taxes payable (receivable)	—	10,563	(5,800)	—	4,763
Liabilities related to discontinued operations	—	—	16,841	—	16,841
Other accrued liabilities	885	96,570	38	—	97,493

Total current liabilities	(141,085)	399,833	30,100	—	288,848
Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	2,447	104,584	—	—	107,031
Shareholders’ equity	589,982	475,698	25,074	(500,772)	589,982

	$616,344	$999,115	$55,174	$(500,772)	$1,169,861

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended March 3, 2007
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$9,354	$(117,163)	$2,922	$(18)	$(104,905)
Cash flow from investing activities:
Capital expenditures	—	(28,600)	—	—	(28,600)
Proceeds from disposition of properties	—	173	—	—	173
Net proceeds from sale of discontinued operations	—	14,998	(3,397)	—	11,601
Net proceeds from sale of Pier 1 National Bank	—	12,962	(2,208)	—	10,754
Proceeds from the sale of restricted investments	—	25,707	—	—	25,707
Purchase of restricted investments	—	(9,712)	—	—	(9,712)
Collections of principal on beneficial interest in securitized receivables	—	21,907	—	—	21,907

Net cash provided by investing activities	—	37,435	(5,605)	—	31,830
Cash flow from financing activities:
Cash dividends	(17,398)	(18)	—	18	(17,398)
Proceeds from stock options exercised, stock purchase plan and other, net	4,618	101	—	—	4,719
Notes payable borrowings	—	69,000	—	—	69,000
Repayments of notes payable	—	(69,000)	—	—	(69,000)
Debt issuance costs	—	(283)	—	—	(283)
Advances (to) from subsidiaries	(16,190)	22,858	(6,668)	—	—

Net cash provided by (used in) financing activities	(28,970)	22,658	(6,668)	18	(12,962)
Change in cash and cash equivalents	(19,616)	(57,070)	(9,351)	—	(86,037)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$111,163	$43,699	$12,316	$—	$167,178

(1)	Includes cash at discontinued operation at the beginning of period of $7,100 and $0 at end of period.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended February 25, 2006
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$3,029	$(60,152)	$16,443	$(23,617)	$(64,297)
Cash flow from investing activities:
Capital expenditures	—	(46,229)	(4,750)	—	(50,979)
Proceeds from disposition of properties	—	1,401	—	—	1,401
Proceeds from the sale of restricted investments	—	3,226	—	—	3,226
Purchase of restricted investments	—	(3,500)	—	—	(3,500)
Collections of principal on beneficial interest in securitized receivables	—	60,240	—	—	60,240
Investment in subsidiaries	—	(9,889)	—	9,889	—

Net cash provided by (used in) investing activities	—	5,249	(4,750)	9,889	10,388
Cash flow from financing activities:
Cash dividends	(34,667)	(50)	(23,567)	23,617	(34,667)
Purchases of treasury stock	(4,047)	—	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	7,641	—	—	—	7,641
Issuance of long-term debt	165,000	—	—	—	165,000
Notes payable borrowings	—	86,500	—	—	86,500
Repayments of notes payable	—	(86,500)	—	—	(86,500)
Debt issuance costs	(5,369)	(1,370)	—	—	(6,739)
Purchase of call option	(9,145)	—	—	—	(9,145)
Contributions from parent	—	—	9,889	(9,889)	—
Advances from (to) subsidiaries	7,855	(450)	(7,405)	—	—

Net cash provided by (used in) financing activities	127,268	(1,870)	(21,083)	13,728	118,043
Change in cash and cash equivalents	130,297	(56,773)	(9,390)	—	64,134
Cash and cash equivalents at beginning of period	482	157,542	31,057	—	189,081

Cash and cash equivalents at end of period	$130,779	$100,769	$21,667	$—	$253,215

(1)	Includes cash at discontinued operation of $3,359 at beginning of period and $7,100 at end of period.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended February 26, 2005
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by operating activities	$2,660	$43,761	$4,709	$—	$51,130
Cash flow from investing activities:
Capital expenditures	—	(95,491)	(3,748)	—	(99,239)
Proceeds from disposition of properties	—	3,852	—	—	3,852
Purchase of restricted investments	—	(10,807)	—	—	(10,807)
Collections of principal on beneficial interest in securitized receivables	—	99,712	—	—	99,712

Net cash used in investing activities	—	(2,734)	(3,748)	—	(6,482)
Cash flow from financing activities:
Cash dividends	(34,762)	—	—	—	(34,762)
Purchases of treasury stock	(58,210)	—	—	—	(58,210)
Proceeds from stock options exercised, stock purchase plan and other, net	12,473	—	—	—	12,473
Debt issuance costs	(40)	(129)	—	—	(169)
Advances from (to) subsidiaries	74,116	(70,589)	(3,527)	—	—

Net cash used in financing activities	(6,423)	(70,718)	(3,527)	—	(80,668)
Change in cash and cash equivalents	(3,763)	(29,691)	(2,566)	—	(36,020)
Cash and cash equivalents at beginning of period	4,245	187,233	33,623	—	225,101

Cash and cash equivalents at end of period	$482	$157,542	$31,057	$—	$189,081

(1)	Includes cash at discontinued operation of $6,148 at beginning of period and $3,359 at end of period.

NOTE 10 — EMPLOYEE BENEFIT PLANS

The Company offers a qualified, defined contribution employee retirement plan to all its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. Employees contributing 1% to 5% of their compensation receive a matching Company contribution of up to 3%. Company contributions to the plan were $2,645,000, $2,815,000 and $2,729,000 in fiscal 2007, 2006, and 2005, respectively.

In addition, the Company offers non-qualified retirement savings plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $1,628,000, $1,594,000 and $1,498,000 for fiscal 2007, 2006 and 2005, respectively. The Company established trusts for the purpose of setting aside funds to be used to meet the funding requirements of these non-qualified retirement savings plans and contributed $1,500,000 and certain life insurance policies to the trusts during

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007. As of March 3, 2007, the trusts’ assets consisted of interest bearing investments of $1,507,000 and life insurance policies with cash surrender values of $6,906,000 and death benefits of $17,093,000. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and past key executives. At the discretion of the Board of Directors such policies could be contributed to these trusts or to the trusts established for purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of these unrestricted policies was $13,421,000 at March 3, 2007, and the death benefit was $20,851,000. These amounts are consolidated in the Company’s financial statements in other noncurrent assets. The trust assets are restricted and may only be used to satisfy requirement obligations to plan participants.

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age and certain termination events, a participant will receive benefits based on highest compensation and years of service. The Company recorded expenses related to the Plans of $15,112,000, $8,934,000 and $4,378,000 in fiscal 2007, 2006 and 2005, respectively.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amounts of $6,123,000 included in other current assets at March 3, 2007, and $22,379,000 included in other noncurrent assets at February 25, 2006, and earned average rates of return of 5.0%, 3.4% and 1.4% in fiscal 2007, 2006 and 2005, respectively. These investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for these restricted investments as available-for-sale securities. Cash contributions of $8,212,000 were made to the trust in fiscal 2007. Any future contributions will be made at the discretion of the Board of Directors. Restricted investments from the trust were sold to fund retirement benefits of $25,707,000 and $3,226,000 in fiscal 2007 and 2006, respectively. Funds from the trust will be used to fund or partially fund benefit payments through fiscal year 2017 that are expected to total approximately $9,286,000. Of this amount, the Company expects to pay $6,285,000 during fiscal 2008, $13,000 during fiscal 2009, $18,000 during fiscal 2010, $35,000 during fiscal 2011, $61,000 during fiscal 2012 and $2,874,000 during fiscal years 2013 through 2017.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Measurement of obligations for the Plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of March 3, 2007 and February 25, 2006 (in thousands):

	2007	2006

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$38,936	$36,342
Service cost	2,405	2,043
Interest cost	1,931	1,590
Actuarial (gain) loss	(1,317)	2,187
Benefits paid (including settlements)	(25,495)	(3,226)

Projected benefit obligation, end of year	$16,460	$38,936

Reconciliation of funded status:
Projected benefit obligation	$16,460	$38,936
Plan assets	—	—

Funded status	$(16,460)	(38,936)

Unrecognized net loss		11,806
Unrecognized prior service cost		3,609

Accrued pension cost		(23,521)
Additional minimum liability		(12,473)

Accrued benefit liability		$(35,994)

Accumulated benefit obligation	$(16,122)	$(35,994)

Amounts recognized in the balance sheets:
Current liability	$(6,285)	$—
Noncurrent liability	(10,175)	(35,994)
Intangible asset	—	3,609
Accumulated other comprehensive loss, pre-tax	3,323	8,864

Net amount recognized	$(13,137)	$(23,521)

Cumulative other comprehensive loss, net of taxes of $3,291	$32	$5,573

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	5.50%	5.00%
Lump-sum conversion discount rate	2.75%	2.75%
Rate of compensation increase	5.00%	3.50%
Net periodic benefit cost for years ended:
Discount rate	5.00%	4.50%
Lump-sum conversion discount rate	2.75%	3.00%
Rate of compensation increase	5.00%	5.00%

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost included the following actuarially determined components during fiscal 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Service cost	$2,405	$2,043	$1,932
Interest cost	1,931	1,590	1,442
Amortization of unrecognized prior service cost	804	830	830
Amortization of net actuarial loss	3,203	3,463	174
Settlement charges	5,257	1,008	—
Curtailment charge	1,512	—	—

Net periodic benefit cost	$15,112	$8,934	$4,378

As of March 3, 2007, accumulated other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost and net actuarial loss of $2,030,000 and $1,293,000, respectively. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost in fiscal 2008 are $156,000 and $1,201,000, respectively. Included in the net actuarial loss for fiscal 2008 is an anticipated settlement charge of $1,056,000.

In September 2006, the FASB issued SFAS 158. SFAS 158 requires companies to recognize the funded status of postretirement benefit plans as an asset or liability in the financial statements. The Company adopted the funded status recognition portion of SFAS 158 as of March 3, 2007, and recorded an additional liability with an offset to other comprehensive income of $1,631,000. In addition, SFAS 158 requires an employer to measure its postretirement benefit plan assets and benefit obligations as of the date of the employer’s fiscal year end. This portion of the statement is effective for the Company for fiscal 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 11 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On March 23, 2006, the Board of Directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (the “1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan (not to exceed 560,794 shares), increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under the prior plans that cease to be subject to such awards. As of March 3, 2007, there was a total of 1,326,153 shares available for grant under the 2006 Plan. Subsequent to year end, the Company’s Board of Directors approved a grant under the 2006 Plan, which resulted in awards of stock options and restricted stock totaling 1,123,100 shares.

Stock option grants — On January 27, 2007, the Board of Directors approved an employment agreement for the Company’s new President and Chief Executive Officer (the “CEO”). The employment agreement set forth that on February 19, 2007, the CEO would be granted two options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. The exercise price per share would be the fair market value of the Company’s common stock on the day following the grant date, or $6.69. The options were granted as an employment inducement award, and not under any stock option or other equity incentive plan adopted by the Company. The first option for 1,000,000 shares will vest on the first anniversary of the date of grant if, subject to certain terms of the employment agreement, the CEO is employed on that date. Additionally, if the CEO fails to be employed between February 19, 2008 and February 28, 2009 due to certain reasons, he forfeits 50% of the grant. The second option for 2,000,000 shares will vest up to

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,000,000 shares based on the Company’s performance as measured by earnings before income taxes, depreciation and amortization as defined in the agreement (“EBITDA”) for the Company’s 2009 fiscal year, and will vest up to an additional 1,000,000 shares based on the Company’s performance as measured by EBITDA for the Company’s 2010 fiscal year. Subject to the terms of the employment agreement, the CEO must be employed at the end of each fiscal year for the respective options to vest. All options have a term of ten years from the date of grant. In accordance with SFAS 123R, “Share Based Payment”, a grant date has not been established for the CEO’s second option because the EBITDA targets have not yet been defined. The Company will begin expensing the second option when the EBITDA targets are established during fiscal 2008 and achievement of such targets is considered probable.

The Board of Directors approved a grant effective June 23, 2006 under the 2006 Plan of 1,745,500 shares, including a grant of 6,000 shares to each non-employee director. As of March 3, 2007, outstanding options covering 390,000 shares were exercisable under the 2006 Plan. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Employee options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The employee options are fully vested upon death, disability or retirement of the employee. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, like accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). The exercise price of the options is the fair market value of the common stock on the date of grant. Non-employee director options are fully vested on the date of grant, and are exercisable for a period of ten years.

The 1999 Stock Plan provided for the granting of options to directors and employees with an exercise price not less than the fair market value of the common stock on the date of the grant. The options may have been either Incentive Stock Options authorized under Section 422 of the Internal Revenue Code or nonqualified options, which do not qualify as Incentive Stock Options. The 1999 Stock Plan provided that a maximum of 14,500,000 shares of common stock could be issued under the 1999 Stock Plan, of which not more than 250,000 shares could be issued under the Director Deferred Stock Program. The options issued to employees vest equally over a period of four years while non-employee directors’ options were fully vested at the date of issuance. Both options have a term of ten years from the grant date. The employee options are fully vested upon death, disability, or retirement of an employee, or under certain conditions, such as a change in control of the Company, unless the 2006 Plan’s administrative committee determines otherwise prior to a change of control event. As of March 3, 2007 and February 25, 2006, respectively, there were no shares and 490,202 shares available for grant under the 1999 Stock Plan. All future stock option grants will be made from shares available under the 2006 Plan. Additionally, outstanding options covering 9,147,650 and 9,689,650 shares were exercisable under the 1999 Stock Plan at fiscal years ending 2007 and 2006, respectively.

Under the 1989 Employee Stock Option Plan, options could be granted to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or as nonqualified options. Most options issued under the plan vest over a period of four to five years and all have a term of ten years from the grant date. As of March 3, 2007 and February 25, 2006, outstanding options covering 1,246,475 and 1,728,125 shares were exercisable, respectively. As a result of the expiration of the plan during fiscal 2005, no shares are available for future grant. The 1989 Non-Employee Director Stock Option Plan (the “Director Plan”) expired in fiscal 2000. As of March 3, 2007 and February 25, 2006, outstanding options covering 13,500 and 20,250 shares, respectively, were exercisable under the Director Plan. As a result of the expiration of the Director Plan during fiscal 2000, no shares are available for future grants. Both plans were subject to adjustments for stock dividends and certain other changes to the Company’s capitalization.

During fiscal 2006, the Company’s Board of Directors approved the accelerated vesting of approximately 3,806,375 unvested stock options awarded to employees under the Company’s then existing stock option plans that had exercise prices exceeding the closing market price of $11.20 at September 27, 2005, by more than

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50% and were granted more than one year earlier. These options were granted between September 26, 2002, and June 28, 2004, and had exercise prices ranging from $17.25 to $20.38 per share. Of the 3,806,375 options that became exercisable immediately as a result of the vesting acceleration, 1,859,000 were scheduled to vest over the next 12 months. Because these stock options had exercise prices significantly in excess of the Company’s current stock price, the Company believed that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options was not an accurate reflection of the economic value to the employees holding the options and that the options were not fully achieving their original objectives of employee retention and satisfaction. The Company also believed that the reduction in the Company’s stock option compensation expense for fiscal years 2007 and 2008 would enhance comparability of the Company’s financial statements with those of prior and subsequent years. SFAS 123R was effective for the Company at the beginning of fiscal 2007.

A summary of stock option transactions related to the stock option plans during the three fiscal years ended March 3, 2007 is as follows:

			Weighted
		Weighted	Average	Exercisable Shares
		Average	Fair Value		Weighted
		Exercise	at Date	Number of	Average
	Shares	Price	of Grant	Shares	Exercise Price

Outstanding at February 28, 2004	10,961,117	$14.37		4,568,117	$10.46
Options granted	3,030,000	17.25	$6.16
Options exercised	(994,517)	7.86
Options cancelled or expired	(723,275)	17.84

Outstanding at February 26, 2005	12,273,325	15.40		5,746,450	12.76
Options granted	1,477,000	14.26	4.75
Options exercised	(397,100)	7.92
Options cancelled or expired	(615,200)	17.36

Outstanding at February 25, 2006	12,738,025	15.41		11,438,025	15.54
Options granted	2,745,500	7.24	3.33
Options exercised	(98,950)	7.77
Options cancelled or expired	(1,716,450)	14.42

Outstanding at March 3, 2007	13,668,125	13.95		10,797,625	15.31

For shares outstanding at March 3, 2007:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Shares	Exercise Price-
	Total	Exercise	Contractual	Currently	Exercisable
Ranges of Exercise Prices	Shares	Price	Life	Exercisable	Shares

$ 5.81 - $ 8.50	4,643,225	$7.42	6.98	2,440,725	$7.66
$ 9.31 - $17.25	4,697,750	14.97	6.37	4,034,750	15.09
$18.49 - $21.00	4,327,150	19.84	5.97	4,322,150	19.84

As of March 3, 2007, the weighted average remaining contractual term for outstanding and exercisable options was 6.45 years and 5.69 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was $417,250 and $417,250, respectively, at fiscal 2007 year end. The total intrinsic value of options exercised for the fiscal years ended 2007, 2006 and 2005 was approximately $372,000, $2,303,000 and $10,581,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 26, 2006, the Company adopted the provisions of SFAS 123R. SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to February 26, 2006, the Company accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The fair values for options granted during the respective period were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Weighted average fair value of options granted	$3.33	$4.75	$6.16
Risk-free interest rates	4.95%	3.84%	3.95%
Expected stock price volatility	47.15%	40.00%	40.00%
Expected dividend yields	0.4%	2.2%	1.5%
Weighted average expected lives	5 years	5 years	5 years

Option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. The Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected term of the option, the Company bases its estimates on historical exercise activity of grants with similar vesting periods. Expected volatility is based on the historical volatility of the common stock of the Company for a period approximating the expected life. The risk free interest rate utilized is the United States Treasury rate that most closely matches the weighted average expected life at the time of the grant. The expected dividend yield is based on the annual dividend rate at the time of grant.

At March 3, 2007, there was approximately $9,414,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.56 years. The Company recorded stock-based compensation expense related to stock options of approximately $4,494,000, or $0.05 per share in fiscal 2007. The Company recognized no net tax benefit related to stock-based compensation during fiscal 2007 as a result of the Company’s valuation allowance on all deferred tax assets. See Note 12 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

A summary of the Company’s nonvested options as of March 3, 2007 is as follows:

		Weighted Average
		Grant Date Fair
	Options	Value

Nonvested at beginning of period	1,300,000	$4.75
Granted	2,745,500	3.33
Vested	(889,500)	4.24
Cancelled	(285,500)	4.12

Nonvested at end of period	2,870,500	$3.61

Restricted stock grants — As of March 3, 2007 and February 25, 2006, the Company had 323,070 and 203,000 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2007, 260,100 shares of restricted stock were granted, 65,340 shares of restricted stock vested, and 74,690 shares of restricted stock

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were cancelled. During fiscal 2006, 218,000 shares of restricted stock were granted and 15,000 shares were cancelled. A portion of the restricted stock grant in fiscal 2007 vests over a three-year period of continued employment and the remainder of the grant vests if certain cumulative defined earnings targets are met at the end of three fiscal years. The fair market value at the date of grant of the restricted stock shares granted during fiscal 2007 pursuant to the 2006 Plan was $7.55 and is being expensed over the requisite vesting period for the time-based grant. No expense has been recognized for the grant with a defined earnings target as the target was not considered probable of being met during fiscal 2007. The fair market value at the date of grant of the restricted stock shares granted during fiscal 2006 pursuant to the Management Restricted Stock Plan was $14.25 and is being expensed over the vesting period. As of fiscal 2007 year end, no shares were available for future grant under the Management Restricted Stock Plan since all future grants, if any, will be made from shares available under the 2006 Plan.

Compensation expense for the restricted stock grant was $970,000 or $0.01 per share and $636,000 or $0.01 per share, in fiscal 2007 and 2006, respectively. There was no compensation expense related to this plan for fiscal 2005. As of March 3, 2007, there was $2,486,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 1.4 years if all performance targets are met.

Director deferred stock units  — The 2006 Plan and the 1999 Stock Plan also authorize director deferred stock unit awards to be granted to non-employee directors. During fiscal 2007, each director was required to defer a minimum of 50% and could elect to defer up to 100% of their director’s cash fees into a deferred stock unit account. The fees deferred received a 50% matching contribution from the Company in the form of director deferred stock units. As of March 3, 2007, there were 246,208 shares deferred, but not delivered, under the 2006 Plan and the 1999 Stock Plan. All future grants will be awarded from shares available for grant under the 2006 Plan. As of February 25, 2006, there were 175,327 shares deferred, but not delivered under the 1999 Stock Plan and 68,497 shares available for grant, which were subsequently included in the shares available for grant at the inception of the 2006 Plan. During fiscal 2007, approximately 70,881 director deferred stock units were granted and no shares were cancelled. Compensation expense for the director deferred stock awards was $557,000, $465,000 and $429,000 in fiscal 2007, 2006 and 2005, respectively.

Stock purchase plan — Substantially all Company employees are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each participant may contribute up to 10% of the eligible portions of compensation. The Company contributes from 10% to 100% of the participants’ contributions, depending upon length of participation and date of entry into the plan. Company contributions to the plan were $1,143,000, $1,267,000 and $1,266,000 in fiscal years 2007, 2006 and 2005, respectively.

Shares reserved for future issuances — As of March 3, 2007, the Company had approximately 17,240,000 shares reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred units and shares available for future grant.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — INCOME TAXES

The provision (benefit) for income taxes for each of the last three fiscal years consists of (in thousands):

	2007	2006	2005

Federal:
Current	$(25,442)	$(2,402)	$24,615
Deferred	22,980	(13,972)	2,414
State:
Current	(365)	1,880	3,958
Deferred	1,596	(510)	(383)
Foreign:
Current	346	577	5,776
Deferred	—	(14)	4

Provision (benefit) for income taxes from continuing operations	(885)	(14,441)	36,384
Provision (benefit) for income taxes from discontinued operations	(231)	(5,250)	—

Total provision (benefit) for income taxes	$(1,116)	$(19,691)	$36,384

During the second quarter of fiscal 2007, the Company established a valuation allowance of $24,714,000, or $0.28 per share, related to deferred tax assets. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in SFAS No. 109 “Accounting for Income Taxes”.

In addition, net deferred tax assets arising from current year losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded for the remainder of fiscal 2007. As these deferred tax assets were established and fully reserved during fiscal 2007, there was no net impact to the provision of income taxes.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of fiscal 2007, the net deferred tax assets and offsetting valuation allowance totaled $86,271,000. Deferred tax assets and liabilities from continuing operations at March 3, 2007 and February 25, 2006 were comprised of the following (in thousands):

	2007	2006

Deferred tax assets:
Deferred compensation	$29,836	$24,324
Net operating loss	13,835	—
Accrued average rent	15,280	14,785
Fixed assets, net	11,236	—
Self insurance reserves	8,665	7,177
Deferred gain on sale of credit card operations	8,212	—
Cumulative foreign currency translation	854	1,234
Deferred revenue and revenue reserves	3,455	2,871
Purchased call option	2,785	3,377
Other	5,831	3,609

Total deferred tax assets	99,989	57,377

Deferred tax liabilities:
Fixed assets, net	—	(7,693)
Inventory	(12,165)	(21,429)
Other	(1,553)	(3,541)

Total deferred tax liabilities	(13,718)	(32,663)

Valuation allowance	(86,271)	—

Net deferred tax assets	$—	$24,714

The Company has settled and closed all Internal Revenue Service (“IRS”) examinations of the Company’s tax returns for all years through fiscal 1999. The IRS fieldwork for its examination of fiscal 2000 through 2002 has been completed. Certain refund claims are being appealed related to approximately $11,000,000 of the total income tax receivable recorded. The Company believes settlement of such issues will not result in a tax refund that significantly differs from amounts recorded.

The Company has net operating loss carryforwards of approximately $35,000,000. These loss carryforwards can be utilized to offset future income but will expire in fiscal year 2027 if not utilized before then.

The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 2007, 2006 and 2005, and income tax reported in continuing operations in the consolidated statements of operations is as follows (in thousands):

	2007	2006	2005

Tax (benefit) expense at statutory federal income tax rate	$(79,843)	$(14,669)	$34,702
State income taxes, net of federal benefit	(4,091)	880	2,172
Increase in valuation allowance	83,047	—	—
Net foreign income taxed at lower rates, net of foreign tax credits	718	(687)	(1,206)
Other, net	(716)	35	716

Provision (benefit) for income taxes from continuing operations	$(885)	$(14,441)	$36,384

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain foreign subsidiary earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on the repatriated earnings. There were numerous requirements that had to be satisfied for the repatriated earnings to qualify for the reduced rate of taxation. In September 2005, the Company finalized its evaluation of and the Company’s Board of Directors approved the repatriation of $25,000,000 of foreign earnings under the provisions of the Jobs Act. The Company repatriated these earnings on September 30, 2005 and believes it has satisfied the requirements to qualify for the reduced rate of taxation. This repatriation of earnings had an insignificant effect on the Company’s effective tax rate during the 12 months ended February 25, 2006.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases — At March 3, 2007, the Company had the following minimum lease commitments and future subtenant receipts from continuing operations in the years indicated (in thousands):

	Operating	Subtenant
Fiscal Year	Leases	Income

2008	$230,075	$257
2009	212,179	187
2010	191,310	51
2011	167,756	6
2012	143,781	6
Thereafter	278,882	6

Total lease commitments	$1,223,983	$513

Rental expense incurred was $257,255,000, $249,294,000 and $238,875,000, including contingent rentals of $93,000, $260,000 and $391,000, based upon a percentage of sales, and net of sublease incomes totaling $304,000, $311,000 and $262,000 in fiscal 2007, 2006 and 2005, respectively.

Legal matters — During fiscal 2007, the Company recorded a pre-tax charge of $4,942,000, or $0.06 per share, for the settlement of and legal fees related to class action lawsuits in California primarily regarding compensation matters. Cash outlays related to the settlements are expected to be completed in fiscal 2008.

There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these claims. Excluding the class action lawsuits discussed above, it is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect, either individually or in aggregate, on the Company’s financial position, results of operations or liquidity.

NOTE 14 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In accordance with SFAS No. 144, the results of operations related to the assets held for sale as of February 25, 2006, were reclassified to discontinued operations in all periods presented. Summarized quarterly

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial data for the years ended March 3, 2007 and February 25, 2006 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2007(1)	5/27/2006	8/26/2006	11/25/2006	3/3/2007

Net sales	$376,092	$370,698	$402,714	$473,712
Gross profit(2)	127,252	105,497	124,583	116,627
Net loss from continuing operations(3)	(22,765)	(73,059)	(72,718)	(58,696)
Net loss from discontinued operations	(407)	—	—	—
Net loss	(23,172)	(73,059)	(72,718)	(58,696)
Basic and diluted loss per share from continuing operations	(.26)	(.84)	(.83)	(.67)
Basic and diluted loss per share from discontinued operations	(.01)	—	—	—
Basic and diluted loss per share	(.27)	(.84)	(.83)	(.67)

	Three Months Ended
Fiscal 2006	5/28/2005	8/27/2005	11/26/2005	2/25/2006

Net sales	$390,314	$423,675	$456,690	$506,022
Gross profit	137,485	135,102	167,316	161,787
Net loss from continuing operations(4)	(8,456)	(6,373)	(5,657)	(6,985)
Net loss from discontinued operations	(4,006)	(3,812)	(1,524)	(2,991)
Net loss	(12,462)	(10,185)	(7,181)	(9,976)
Basic and diluted loss per share from continuing operations	(.10)	(.07)	(.06)	(.08)
Basic and diluted loss per share from discontinued operations	(.04)	(.05)	(.02)	(.03)
Basic and diluted loss per share	(.14)	(.12)	(.08)	(.11)

(1)	Fiscal 2007 consisted of 53 weeks, while fiscal 2006 consisted of 52 weeks.

(2)	Gross profit for the fourth quarter ended March 3, 2007, included the pre-tax effect of a $32.5 million inventory write-down related to a strategic decision made in the fourth quarter to sell off excess inventory by the end of the first quarter of fiscal 2008. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of this charge.

(3)	Net loss for the fourth quarter ended March 3, 2007, included the pre-tax effects of a $6.8 million settlement and curtailment charge related to retirement plans and a $6.5 million impairment charge on long-lived assets. See Note 1 and Note 10 of the Notes to Consolidated Financial Statements for further discussion of these charges.

(4)	Net loss for the fourth quarter ended February 25, 2006, included the pre-tax effect of a $4.8 million impairment charge on long-lived store-level assets. Total impairment charges for fiscal year 2006 were $5.8 million. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of this charge.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of March 3, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

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

/s/  Alexander W. Smith
Alexander W. Smith
President and
Chief Executive Officer

/s/  Charles H. Turner
Charles H. Turner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Pier 1 Imports, Inc. maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pier 1 Imports, Inc. maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of March 3, 2007 and February 25, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 3, 2007 and our report dated May 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Fort Worth, Texas
May 8, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Company

Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors — Nominees for Directors” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Executive Officers of the Company

ALEXANDER W. SMITH, age 54, has served as President and Chief Executive Officer since February 19, 2007. From March 2004 to February 18, 2007, Mr. Smith served as the Senior Executive Vice President, Group President of The TJX Companies, Inc. From 2001 to March 2004, Mr. Smith served as Executive Vice President, Group Executive, International of The TJX Companies, Inc.

CHARLES H. TURNER, age 50, has served as Executive Vice President since April 2002 and has served as Chief Financial Officer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

GREGORY S. HUMENESKY, age 55, has served as Executive Vice President of Human Resources of the Company since February 2005. Prior to joining the Company, he served as Senior Vice President of Human Resources at Zale Corporation from April 1996 to February 2005.

JAY R. JACOBS, age 52, has served as Executive Vice President of Merchandising of the Company since April 2002. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

PHIL E. SCHNEIDER, age 55, has served as Executive Vice President of Marketing of the Company since April 2002. He served as Senior Vice President of Marketing of the Company from May 1993 to April 2002, and served as Vice President of Advertising of Pier 1 Imports (U.S.), Inc. from January 1988 to May 1993.

DAVID A. WALKER, age 56, has served as Executive Vice President of Planning and Allocations of the Company since March 2007. He served as Executive Vice President of Logistics and Allocations/Stores of the Company from December 2006 to March 2007. He served as Executive Vice President of Logistics and

Allocations of the Company from April 2002 to December 2006. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

MICHAEL A. CARTER, age 48, has served as Senior Vice President, General Counsel and Secretary of the Company since December 2005. He served as Vice President — Legal Affairs of Pier 1 Imports, (U.S.), Inc. from April 1999 to December 2005. He served as Corporate Counsel of Pier 1 Imports (U.S.), Inc. from March 1990 until April 1999. He served as Assistant Secretary of the Company from April 1991 until December 2005.

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

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Non-Employee Director Compensation for the Fiscal Year Ended March 3, 2007” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Management”, “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Certain Beneficial Owners” and the table entitled “Executive Compensation — Outstanding Equity Awards Table for the Fiscal Year Ended March 3, 2007” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions” and “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Director Independence” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the sections under “Audit Committee Report” entitled “Independent Auditor Fees” and “Pre-approval of Nonaudit Fees” set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.  Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended March 3, 2007, February 25, 2006 and February 26, 2005
Consolidated Balance Sheets at March 3, 2007 and February 25, 2006
Consolidated Statements of Cash Flows for the Years Ended March 3, 2007, February 25, 2006 and February 26, 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended March 3, 2007, February 25, 2006 and February 26, 2005
Notes to Consolidated Financial Statements

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

PIER 1 IMPORTS, INC.

Date: May 15, 2007	By:	/s/ Alexander W. Smith Alexander W. Smith, Presidentand Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom M. Thomas Tom M. Thomas	Chairman of the Board	May 15, 2007

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	May 15, 2007

/s/ Charles H. Turner Charles H. Turner	Executive Vice President and Chief Financial Officer	May 15, 2007

/s/ Susan E. Barley Susan E. Barley	Principal Accounting Officer	May 15, 2007

/s/ John H. Burgoyne John H. Burgoyne	Director	May 15, 2007

/s/ Dr. Michael R. Ferrari Dr. Michael R. Ferrari	Director	May 15, 2007

/s/ James M. Hoak, Jr. James M. Hoak, Jr.	Director	May 15, 2007

/s/ Karen W. Katz Karen W. Katz	Director	May 15, 2007

/s/ Terry E. London Terry E. London	Director	May 15, 2007

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.
3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.
4.1	Indenture dated February 14, 2006 and Form of 6.375% Convertible Senior Notes due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and JPMorgan Chase Bank, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 16, 2006.
4.1.2	Registration Rights Agreement dated February 14, 2006, among Pier 1 Imports, Inc., the Guarantors parties thereto and the Initial Purchaser named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed February 16, 2006.
10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated December 4, 2003, incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2004.
10.2*	The Company’s Supplemental Executive Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 12, 2006.
10.3*	The Company’s Supplemental Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 12, 2006.
10.3.1*	Amendment No. 1 to the Company’s Supplemental Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed October 12, 2006.
10.4.1*	The Company’s Management Restricted Stock Plan, as amended and restated effective June 30, 2005, incorporated herein by reference to Exhibit 10.5.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005.
10.4.2*	Form of Restricted Stock Agreement, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 28, 2005.
10.5.1*	The Company’s 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.
10.5.2*	Amendment No. 1 to the Company’s 1989 Employee Stock Option Plan, incorporated herein by reference to the Company’s Form 10-K for the year ended February 26, 2005.
10.6*	The Company’s 1989 Non-Employee Director Stock Option Plan, as amended effective June 28, 1989, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended March 3, 1990.
10.7*	Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended February 29, 1992.
10.8*	Pier 1 Executive Health Expense Reimbursement Plan.
10.9.1	Pooling and Servicing Agreement, dated February 12, 1997, among Pier 1 Imports (U.S.), Inc., Pier 1 Funding, Inc. and Texas Commerce Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended March 1, 1997.
10.9.2	Amendments Nos. 1, 2 and 3 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.13.2 to the Company’s Form 10-K for the fiscal year ended February 28, 1998.
10.9.3	Amendment No. 4 to the Pooling and Servicing Agreement, incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 10-K for the fiscal year ended March 3, 2001.
10.9.4	Amendment No. 5 to the Pooling and Servicing Agreement dated as of February 12, 1997 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., as servicer, and Wells Fargo Bank Minnesota, National Association as trustee, incorporated herein by reference to Exhibit 10.11.4 to the Company’s Form 10-Q for the quarter ended September 1, 2001.

Exhibit No.	Description

10.10*	Senior Management Bonus Plan restated as amended April 5, 2002, incorporated herein by reference to Appendix B, page B-1, of the Company’s Proxy Statement for the fiscal year ended March 2, 2002.
10.11*	The Company’s 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006.
10.12*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.
10.13.1	Certificate Purchase Agreement among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the purchasers named therein and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 1, 2001.
10.13.2	Amendment Nos. 1, 2, 3 and 4 to the Certificate Purchase Agreement, incorporated herein by reference to Exhibit 10.14.2 to the Company’s Form 10-K for the fiscal year ended February 25, 2006.
10.13.3	Fifth Amendment Agreement (Purchase Agreement) dated as of September 7, 2005 by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the Class A Purchasers and J.P. Morgan Chase Bank, N.A., as agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2005.
10.13.4	Sixth Amendment Agreement (Purchase Agreement) dated as of September 19, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., the Class A Purchasers and J.P. Morgan Chase Bank, N.A., as agent, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 27, 2005.
10.14	Repurchase Agreements relating to the cancellation of Series 1997-1 Class A Certificates, incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 1, 2001.
10.15*	The Company’s Stock Purchase Plan, as amended June 25, 2004, incorporated herein by reference to Appendix C, page C-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.
10.16*	Employment Agreement between Pier 1 Imports, Inc. and Gregory S. Humenesky, dated February 28, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2005.
10.17.1	Series 2001-1 Supplement, dated as of September 4, 2001, as amended September 3, 2002, June 17, 2003, August 31, 2004, and February 22, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank Minnesota, National Association as trustee, incorporated herein by reference to Exhibit 10.18.1 to the Company’s Form 10-K for the fiscal year ended February 25, 2006.
10.17.2	Fifth Amendment Agreement (Supplement) dated as of September 7, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank, Minnesota, National Association, as trustee, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2005.
10.17.3	Sixth Amendment Agreement (Supplement) dated as of September 19, 2005, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc., and Wells Fargo Bank, Minnesota, National Association, as trustee, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended August 27, 2005.
10.17.4	Seventh Amendment Agreement dated as of February 6, 2006, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2006.
10.17.5	Consent to Extension, effective as of March 9, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 15, 2006.
10.17.6	Eighth Amendment Agreement dated as of March 13, 2006, by and among Pier 1 Funding, L.L.C., Pier 1 Imports (U.S.), Inc. and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 15, 2006.

Exhibit No.	Description

10.18	Secured Credit Agreement, dated November 22, 2005, among the Company, certain of its subsidiaries, Bank of America, N.A., Wells Fargo Retail Finance, LLC, Wachovia Bank, National Association, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2005.
10.19	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.
10.20	Agreement for the Sale and Purchase of the Entire Issued Share Capital of The Pier Retail Group Limited dated March 20, 2006, by and among PIR Trading, Inc., Pier 1 Imports (U.S.), Inc., Palli Limited and Lagerinn ehf., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 24, 2006.
10.21.1*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to Appendix A, page A-1, of the Company’s Proxy Statement for the fiscal year ended February 25, 2006, filed May 15, 2006.
10.21.2*	Form of Non-Qualified Stock Option Agreement — Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006.
10.21.3*	Form of Non-Qualified Stock Option Agreement — Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006.
10.21.4*	Form of Restricted Stock Award Agreement (Time Vesting), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 23, 2006.
10.21.5*	Form of Restricted Stock Award Agreement (Performance Vesting), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed June 23, 2006.
10.21.6*	First Amendment to the Pier 1 Imports, Inc. 2006 Stock Incentive Plan, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended August 26, 2006.
10.21.7*	Second Amendment to the Pier 1 Imports, Inc. 2006 Stock Incentive Plan.
10.22.1*	Non-Employee Director Compensation Plan, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended August 26, 2006.
10.22.2*	Non-Employee Director Compensation Plan, as amended March 4, 2007.
10.23*	Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006.
10.24*	Benefit Restoration Plan II, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12, 2006.
10.25*	Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc. dated February 19, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 30, 2007.
10.25.1*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 30, 2007.
10.25.2*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contracts and Compensatory Plans