Form 10-Q
period 2007-06-02
PIER 1 IMPORTS INC/DE
filed 2007-07-11
CIK 278130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 2, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 3, 2007
Common Stock, $1.00 par value	88,389,215

PIER 1 IMPORTS, INC.

PART 1
Item 1. Financial Statements
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	June 2,	May 27,
	2007	2006
Net sales	$356,375	$376,092

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	269,197	248,840
Selling, general and administrative expenses	132,124	147,583
Depreciation and amortization	10,558	13,624

	411,879	410,047

Operating loss	(55,504)	(33,955)

Nonoperating (income) and expenses:
Interest and investment income	(2,932)	(2,913)
Interest expense	3,957	3,451
Other income	(248)	—

	777	538

Loss from continuing operations before income taxes	(56,281)	(34,493)
Income tax provision (benefit)	97	(11,728)

Loss from continuing operations	(56,378)	(22,765)

Discontinued operations:
Loss from discontinued operations before income taxes	—	(638)
Income tax benefit	—	(231)

Loss from discontinued operations	—	(407)

Net loss	$(56,378)	$(23,172)

Loss per share from continuing operations:
Basic and diluted	$(0.64)	$(0.26)

Loss per share from discontinued operations:
Basic and diluted	$—	$(0.01)

Loss per share:
Basic and diluted	$(0.64)	$(0.27)

Dividends declared per share:	$—	$0.10

Average shares outstanding during period:
Basic and diluted	87,797	87,095

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	June 2,	March 3,	May 27,
	2007	2007	2006
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $145,547, $160,721 and $224,326, respectively	$152,026	$167,178	$235,187
Beneficial interest in securitized receivables	—	—	46,695
Other accounts receivable, net	20,709	21,437	17,718
Inventories	334,114	360,063	357,260
Income tax receivable	32,843	34,966	30,593
Prepaid expenses and other current assets	50,829	50,324	42,353

Total current assets	590,521	633,968	729,806

Properties, net	227,104	239,548	294,290
Other noncurrent assets	43,513	42,954	95,358

	$861,138	$916,470	$1,119,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$96,714	$95,609	$97,978
Gift cards and other deferred revenue	67,448	66,130	62,639
Accrued income taxes payable	4,977	3,305	4,141
Other accrued liabilities	120,985	119,541	102,911

Total current liabilities	290,124	284,585	267,669

Long-term debt	184,000	184,000	184,000
Other noncurrent liabilities	83,618	86,768	109,038

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	125,586	130,416	129,357
Retained earnings	275,727	337,178	550,329
Cumulative other comprehensive income (loss)	2,987	2,408	(2,432)
Less — 12,487,000, 12,981,000 and 13,577,000 common shares in treasury, at cost, respectively	(201,683)	(209,664)	(219,286)

	303,396	361,117	558,747

Commitments and contingencies	—	—	—

	$861,138	$916,470	$1,119,454

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 2,	May 27,
	2007	2006
Cash flow from operating activities:
Net loss	$(56,378)	$(23,172)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	13,577	16,133
(Gain) loss on disposal of fixed assets	(1,060)	72
Loss on impairment of fixed and long-lived assets	2,181	1,965
Stock-based compensation expense	2,155	610
Deferred compensation	412	2,700
Lease termination expense	1,262	485
Other	138	(2,244)
Changes in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivables	—	(7,658)
Inventories	25,949	12,560
Other accounts receivable, prepaid expenses and other current assets	(1,639)	(5,309)
Income tax receivable	—	(12,486)
Accounts payable and accrued expenses	(2,548)	(5,319)
Accrued income taxes payable	415	(759)
Other noncurrent assets	163	300
Other noncurrent liabilities	(314)	(41)

Net cash used in operating activities	(15,687)	(22,163)

Cash flow from investing activities:
Capital expenditures	(769)	(11,611)
Proceeds from disposition of properties	1,587	45
Proceeds from sale of discontinued operations	—	11,601
Purchase of restricted investments	(300)	—
Collections of principal on beneficial interest in securitized receivables	—	10,963

Net cash provided by investing activities	518	10,998

Cash flow from financing activities:
Cash dividends	—	(8,720)
Proceeds from stock options exercised, stock purchase plan and other, net	996	1,896
Debt issuance costs	(979)	(39)

Net cash provided by (used in) financing activities	17	(6,863)

Change in cash and cash equivalents	(15,152)	(18,028)
Cash and cash equivalents at beginning of period (including cash at discontinued operation of $0 and $7,100, respectively)	167,178	253,215

Cash and cash equivalents at end of period	$152,026	$235,187

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 2, 2007
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Loss	Stock	Equity
Balance March 3, 2007	87,798	$100,779	$130,416	$337,178	$2,408	$(209,664)	$361,117

Implementation of new accounting pronouncement (1)				(5,073)			(5,073)

Comprehensive loss:

Net loss	—	—	—	(56,378)	—	—	(56,378)

Other comprehensive income:

Currency translation adjustments	—	—	—	—	579	—	579

Comprehensive loss							(55,799)

Restricted stock compensation	387	—	(5,945)	—	—	6,245	300

Stock option compensation expense		—	1,855	—	—	—	1,855

Exercise of stock options, stock purchase plan and other	107	—	(740)	—	—	1,736	996

Balance June 2, 2007	88,292	$100,779	$125,586	$275,727	$2,987	$(201,683)	$303,396

(1)	Relates to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 2, 2007 AND MAY 27, 2006
(unaudited)
Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2007. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of June 2, 2007, and the results of operations and cash flows for the three months ended June 2, 2007 and May 27, 2006 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the three months ended June 2, 2007 and May 27, 2006 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. The classification of certain amounts, previously reported in the consolidated statement of cash flows for the three months ended May 27, 2006, has been modified to conform to the June 2, 2007 method of presentation.
Note 1 – Loss per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. As the effect would have been antidilutive, all 14,771,615 and 12,516,450 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the first quarter loss per share for fiscal 2008 and fiscal 2007, respectively. Loss per share for the three months ended June 2, 2007 and May 27, 2006 was calculated as follows (in thousands except per share amounts):

	Three Months Ended
	June 2,	May 27,
	2007	2006
Loss from continuing operations, basic and diluted	$(56,378)	$(22,765)
Loss from discontinued operations, basic and diluted	—	(407)

Net loss, basic and diluted	$(56,378)	$(23,172)

Average shares outstanding:
Basic and diluted	87,797	87,095

Loss per share from continuing operations:
Basic and diluted	$(0.64)	$(0.26)

Loss per share from discontinued operations:
Basic and diluted	$—	$(0.01)

Net loss per share:
Basic and diluted	$(0.64)	$(0.27)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 – Discontinued operations
On March 20, 2006, the Company sold its operations of The Pier Retail Group Limited (“The Pier”), with stores located in the United Kingdom and Ireland. The Pier’s prior period operations are considered discontinued and are presented as such in the Company’s financial statements. Net sales of The Pier were $3,323,000 for the period ended March 20, 2006.
Note 3 – Comprehensive income (loss)
The components of comprehensive loss for the three months ended June 2, 2007 and May 27, 2006 were as follows (in thousands):

	Three Months Ended
	June 2,	May 27,
	2007	2006
Net loss	$(56,378)	$(23,172)
Currency translation adjustments	579	(1,849)

Comprehensive loss	$(55,799)	$(25,021)

Note 4 – Stock-based compensation
The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options. For the three months ended June 2, 2007 and May 27, 2006, the Company recorded stock-based compensation expense related to stock options and restricted stock of $2,155,000, or $0.02 per share, and $610,000, or $0.01 per share, respectively. The Company recognized no net tax benefit related to stock-based compensation during the first quarter of fiscal 2008 as a result of the Company’s valuation allowance on all deferred tax assets.
During the first quarter of fiscal 2008, the Company granted 694,000 stock options with an exercise price of $7.77 and a grant date fair value of $3.33 per share. The stock options will be expensed over a four year vesting period. The Company also granted 429,700 shares of restricted stock with a grant date fair value of $7.77 per share that will be expensed over a three year service period. As of June 2, 2007, there was approximately $7,031,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 2.51 years and $5,133,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 2.35 years.
Note 5 – Costs associated with exit activities
As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or storage facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets related to such stores has not been material and the write-down of inventory and employee severance costs associated with these closures were not significant. The following table represents a rollforward of the liability balances for the three months ended June 2, 2007 and May 27, 2006 (in thousands):

	Three Months Ended
	June 2,	May 27,
	2007	2006
Beginning of period	$2,436	$2,859

Original charges	1,542	397
Revisions	(280)	88
Cash payments	(932)	(1,294)

End of period	$2,766	$2,050

Additionally, subsequent to the end of the first quarter of fiscal 2008, the Company announced plans to close all of its remaining clearance and Pier 1 Kids stores and the direct to consumer channel since the aggregate performance of these concepts was not in line with the Company’s profitability targets. Lease termination costs associated with these closures will be recorded to selling, general and administrative expenses as the stores are closed during the remainder of fiscal 2008 and are currently anticipated to be no more than $11,000,000, of which approximately $3,000,000 was in the Company’s plan for store closings at the beginning of fiscal 2008. The write-off of fixed assets, write-down of inventory, employee severance costs and contract termination costs associated with these closures are not expected to be material.
Note 6 – Asset impairment
Impairment charges were $2,181,000, or $0.02 per share, for the three months ended June 2, 2007 and were included in selling, general and administrative expenses. These impairment charges related to long-lived assets at underperforming stores and were based on cash flow projections for those stores. These cash flow projections were based on management’s estimate of future sales, merchandise margins, and expenses over the remaining expected terms of the leases. Estimates used in the first quarter were updated from those used in prior periods to reflect changes in sales and gross margin trends experienced during the quarter. In the event that actual future results are worse than management’s current estimates, an additional charge for asset impairments may be recorded in a future period and such charges could have an impact on the Company’s balance sheet and statement of operations.
Note 7 – Amendment to secured credit facility
Effective as of May 31, 2007, the Company amended its secured credit facility to expand the definition of its borrowing base to include certain Company-owned real estate and to revise certain advance rates. Additionally, the maturity date of the facility was extended to May 2012 from the original maturity date of November 2010. The amendment also revised certain other definitions and terms of the facility, including the allowable use of proceeds and permitted dispositions. The Company’s calculated borrowing base was $271,119,000 at June 2, 2007. The Company utilized $158,726,000 for letters of credit and had no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
outstanding cash borrowings, leaving $112,393,000 available at the end of the first quarter. The Company is not required to comply with financial covenants under the facility unless the availability under such agreement is less than $32,500,000, and does not anticipate falling below this minimum availability. The Company was in compliance with required debt covenants at the end of the first quarter of fiscal 2008.
Note 8 – Condensed financial statements
The Company’s $165,000,000 of 6.375% convertible senior notes (the ”Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 2, 2007
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$355,114	$7,547	$(6,286)	$356,375
Cost of sales (including buying and store occupancy costs)	—	268,704	6,969	(6,476)	269,197
Selling, general and administrative (including depreciation and amortization)	453	142,164	65	—	142,682

Operating income (loss)	(453)	(55,754)	513	190	(55,504)
Nonoperating (income) expenses	(786)	1,724	(161)	—	777

Income (loss) before income taxes	333	(57,478)	674	190	(56,281)
Provision for income taxes	—	45	52	—	97

Net income (loss) after income taxes	333	(57,523)	622	190	(56,378)

Net income (loss) from subsidiaries	(56,901)	622	—	56,279	—

Net income (loss)	$(56,568)	$(56,901)	$622	$56,469	$(56,378)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
June 2, 2007
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$109,032	$30,453	$12,541	$—	$152,026
Other accounts receivable, net	31	19,668	1,010	—	20,709
Inventories	—	334,114	—	—	334,114
Income tax receivable	—	32,563	280	—	32,843
Prepaid expenses and other current assets	—	50,829	—	—	50,829

Total current assets	109,063	467,627	13,831	—	590,521

Properties, net	—	221,113	5,991	—	227,104
Investment in subsidiaries	187,749	41,439	—	(229,188)	—
Other noncurrent assets	7,384	36,129	—	—	43,513

	$304,196	$766,308	$19,822	$(229,188)	$861,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94	$93,861	$2,759	$—	$96,714
Intercompany payable (receivable)	(167,580)	191,689	(24,109)	—	—
Gift cards and other deferred revenue	—	67,448	—	—	67,448
Accrued income taxes payable (receivable)	48	5,230	(301)	—	4,977
Other accrued liabilities	3,238	117,713	34	—	120,985

Total current liabilities	(164,200)	475,941	(21,617)	—	290,124

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	83,618	—	—	83,618
Shareholders’ equity	303,396	187,749	41,439	(229,188)	303,396

	$304,196	$766,308	$19,822	$(229,188)	$861,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
March 3, 2007
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended June 2, 2007
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$5,415	$(23,781)	$2,679	$—	$(15,687)

Cash flow from investing activities:
Capital expenditures	—	(769)	—	—	(769)
Proceeds from disposition of properties	—	1,587	—	—	1,587
Purchase of restricted investments	—	(300)	—	—	(300)

Net cash provided by investing activities	—	518	—	—	518

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	996	—	—	—	996
Debt issuance costs	—	(979)	—	—	(979)
Advances (to) from subsidiaries	(8,542)	10,996	(2,454)	—	—

Net cash (used in) provided by financing activities	(7,546)	10,017	(2,454)	—	17

Change in cash and cash equivalents	(2,131)	(13,246)	225	—	(15,152)
Cash and cash equivalents at beginning of period	111,163	43,699	12,316	—	167,178

Cash and cash equivalents at end of period	$109,032	$30,453	$12,541	$—	$152,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended May 27, 2006
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries (1)	Eliminations	Total (1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$3,308	$(21,621)	$(3,832)	$(18)	$(22,163)

Cash flow from investing activities:
Capital expenditures	—	(11,611)	—	—	(11,611)
Proceeds from disposition of properties	—	45	—	—	45
Proceeds from sale of discontinued operations	—	14,998	(3,397)	—	11,601
Collections of principal on beneficial interest in securitized receivables	—	10,963	—	—	10,963

Net cash provided by (used in) investing activities	—	14,395	(3,397)	—	10,998

Cash flow from financing activities:
Cash dividends	(8,720)	(18)	—	18	(8,720)
Proceeds from stock options exercised, stock purchase plan and other, net	1,800	96	—	—	1,896
Debt issuance costs	—	(39)	—	—	(39)
Advances (to) from subsidiaries	(4,806)	4,496	310	—	—

Net cash (used in) provided by financing activities	(11,726)	4,535	310	18	(6,863)

Change in cash and cash equivalents	(8,418)	(2,691)	(6,919)	—	(18,028)
Cash and cash equivalents at
beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$122,361	$98,078	$14,748	$—	$235,187

(1)	Includes cash related to discontinued operations of $7,100 at beginning of period.
Note 9 – Benefit plans
The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age, or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. Benefit costs are determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations to certain participants in the Plans. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amounts of $6,206,000 included in other current assets at June 2, 2007 and $22,629,000 included in other noncurrent assets at May 27, 2006. These investments are restricted and may be used only to satisfy retirement obligations to certain participants. The Company made no contributions to this trust during the first quarter of fiscal 2008. Additional cash contributions to the trust during the remainder of the fiscal year are not currently anticipated. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and past key executives. At the discretion of the Board of Directors such policies could be contributed to this trust. The cash surrender value of these unrestricted policies was approximately $13,500,000 at June 2, 2007, and the death benefit was approximately $21,000,000. The actuarial assumptions used to calculate benefit costs are reviewed annually. The components of net periodic benefit costs for the three months ended June 2, 2007 and May 27, 2006 were as follows (in thousands):

	Three Months Ended
	June 2,	May 27,
	2007	2006
Components of net periodic benefit cost:
Service cost	$40	$601
Interest cost	183	483
Amortization of unrecognized prior service costs	39	201
Amortization of net actuarial loss	36	809

Net periodic benefit cost	$298	$2,094

The net periodic benefit cost in fiscal 2008 is less than fiscal 2007 as the result of the retirement in fiscal 2007 of two executives covered by the Plans. A settlement charge of approximately $1,100,000 related to these retirements will be recognized in the second quarter of fiscal 2008.
Note 10 – Income taxes
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective as of the beginning of fiscal 2008. As a result of the cumulative effect of the adoption, the Company recorded a $5,073,000 decrease in retained earnings. As of March 4, 2007, total reserves for uncertain tax positions were $13,908,000, and accrued penalties and interest totaled $4,730,000. If the Company were to prevail on all unrecognized tax benefits recorded, this entire reserve for uncertain tax positions would have a favorable impact on the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating (income) and expenses and selling, general and administrative expenses, respectively.
On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to the Company’s recorded reserves for uncertain tax positions during the first quarter of fiscal 2008, other than those made in connection with the adoption of FIN 48 that are described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will increase or decrease during the next 12 months as a result of audit settlements; however, the Company does not expect the change to have a significant effect on the Company’s results of operations or financial position.
The Company files a federal income tax return and income tax returns in various states and foreign jurisdictions. The Internal Revenue Service (the “IRS”) is near completion of its examination of the Company’s fiscal 2000 through 2002 years. The IRS has begun an examination of fiscal years 2003 through 2006. With only a few exceptions, and other than changes to state taxable income required by the IRS adjustments from the fiscal years 2000 through 2002 audit, the Company is no longer subject to state, local and non-U.S. income tax examinations by tax authorities for years before fiscal 2003.
The Company has tax loss carryforwards of approximately $144,000,000. These loss carryforwards can be utilized to offset future income but will expire in fiscal year 2027 if not utilized before then.
As a result of pre-tax losses over the past two fiscal years the Company recorded a valuation allowance against all deferred tax assets during fiscal 2007. No federal tax benefit was provided and only minimal state and foreign tax provisions were recorded on losses in the first quarter of fiscal 2008.
Note 11 – Legal matters
During the second quarter of fiscal 2007, the Company recorded a pre-tax charge of $4,942,000 for the settlement of and legal fees related to class action lawsuits in California primarily regarding compensation matters. Cash outlays related to these settlements are expected to be completed during the second or third quarter of fiscal 2008.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of March 3, 2007, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings, gifts and related items. The Company imports merchandise from over 40 countries and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The results of operations for the three months ended June 2, 2007 and May 27, 2006 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the names Pier 1 Imports (“Pier 1”) and “Pier 1 Kids”. Pier 1 Kids stores sell children’s home furnishings and decorative accessories. As of June 2, 2007, the Company operated 1,184 stores in the United States and Canada, including 33 Pier 1 Kids stores and 24 clearance stores. Subsequent to the end of the first quarter, the Company announced plans to close all of the remaining Pier 1 Kids and clearance stores, bringing the total estimated store closures to 100 during fiscal 2008. By fiscal year-end, the Company expects to have 1,020 stores in the United States and 81 stores in Canada.
In addition to these store closures, the Company is discontinuing its e-commerce and catalog business by August 31, 2007. The Company’s web site, www.pier1.com, will continue to be used for marketing and product information purposes. The Company’s management believes that the termination of these non-core activities will not only allow for complete focus on the core business, but will also result in substantial cost savings.
In April 2007, the Company’s management announced a plan to return to profitability that is built on six business priorities. Progress toward these goals during the first quarter of fiscal 2008 is discussed below:
     1) Improve operational efficiency. During the first quarter, the Company continued to review all costs and to seek ways to streamline and simplify the organization. The Company was able to reduce selling, general and administrative expenses by $15.5 million in the first quarter of fiscal 2008 compared to the prior year. Savings of similar or greater magnitude are expected for the remaining three quarters of the fiscal year.
     2) Develop real estate strategies that protect the short-term and long-term future of the Company. The Company continues to carefully review the individual contributions of its existing store portfolio, including all real estate costs in relation to sales by store. As discussed above, the Company has decided to close a total of 100 stores during fiscal 2008 to reduce the portfolio to a core of stores with sustainable profitability. New store openings will be minimal during fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
     3) Provide a compelling merchandise selection. The Company has strengthened its buying department by reassigning administrative tasks, promoting internal talent and hiring new buyers. Changes are being made to allow buyers to focus on strategy and on working with vendors to develop merchandise that has the true brand essence of Pier 1. During the first quarter, the Company liquidated merchandise that was not popular with its customers to make space for new merchandise that reflects the Company’s unique place in the market.
     4) Create an effective planning and allocations team. The merchandise planning and allocations teams have been combined under single executive management to facilitate better planning and decision making around the quantitative side of the buying process.
     5) Improve supply chain efficiency. The Company has made changes to simplify and improve the flow of merchandise from the distribution centers to the stores. Technological advances in the distribution centers and changes to the delivery schedule have improved the replenishment process and reduced costs. In addition, the Company is working to reduce damage to inventory at every stage of the supply chain and to reduce overseas consolidation and freight costs.
     6) Create a cost-effective marketing plan. As discussed above, the Company has decided to discontinue its e-commerce and catalog business. In addition, it will discontinue television advertising and focus external marketing on monthly mailers to its extensive customer database and third party lists. This lower cost option will help to generate savings in accordance with the Company’s overall strategy. Additionally, the Company plans to reduce coupon and discounting activities to preserve margins and establish steady pricing for its customers.
Management feels that the execution of the turnaround strategy is under way and proceeding as planned.
Results of Operations
On March 20, 2006, the Company sold its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in the United Kingdom. As a result, The Pier’s prior period operations are considered discontinued and have been reclassified accordingly. Discussions below relate to continuing operations, unless stated otherwise.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended June 2, 2007 and May 27, 2006 which reflect the impact of the implementation of the Company’s six business priorities outlined in Management Overview:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended
	June 2,	May 27,
	2007	2006
Key Performance Indicators
Total sales decline	(5.2%)	(3.6%)
Comparable stores sales decline	(5.4%)	(6.6%)
Merchandise margins as a % of sales	45.5%	53.8%
Gross profit as a % of sales	24.5%	33.8%
Selling, general and administrative expenses as a % of sales	37.1%	39.2%
Operating loss as a % of sales	(15.6%)	(9.0%)
Loss from continuing operations as a % of sales	(15.8%)	(6.1%)
Inventory per retail square foot	$36.29	$37.65
Total retail square footage (in thousands)	9,162	9,453
Total retail square footage growth (decline) from the same period last year	(3.1%)	2.5%
Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	June 2,	May 27,
	2007	2006
Stores	$340,330	$367,853
Direct to consumer	5,136	4,586
Other (1)	10,909	3,653

Net sales	$356,375	$376,092

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.
Net sales for the first quarter of fiscal 2008 were $356.4 million, down 5.2% or $19.7 million from last year’s first quarter net sales of $376.1 million. Comparable store sales for the quarter declined 5.4%. Sales for the three-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the three months ended May 27, 2006	$376,092

Incremental sales growth (decline) from:
Stores opened during fiscal 2007	5,157
Comparable stores	(19,257)
Closed stores and other	(5,617)

Net sales for the three months ended June 2, 2007	$356,375

Sales during the first quarter of fiscal 2008 were impacted by the Company’s aggressive liquidation of its Modern Craftsman merchandise. Additionally, the Company closed 12 Pier 1 stores during the first quarter

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
of fiscal 2008, bringing its store count to 1,184 compared to 1,231 stores a year ago.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2008 to the number open at the end of the first quarter follows:

	United States	Canada	Total (2)
Open at March 3, 2007	1,112	84	1,196
Openings	—	—	—
Closings	(12)	—	(12)

Open at June 2, 2007 (1)	1,100	84	1,184

(1)	The Company supplies merchandise and licenses the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 merchandise in a “store within a store” format. At June 2, 2007, there were 30 and seven locations in Mexico and Puerto Rico, respectively.

(2)	Total store count included 33 Pier 1 Kids stores and 24 clearance stores at June 2, 2007.
Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 930 basis points to 24.5% for the first quarter of fiscal 2008 from 33.8% last year. Merchandise margins for the first quarter decreased 830 basis points to 45.5% of sales from last year’s 53.8% of sales primarily as a result of the Company’s liquidation efforts to clear excess inventory. The Company believes the aggressive liquidation of merchandise during the first quarter negatively impacted its merchandise margins by approximately 670 basis points which assumes that merchandise margins on the sale of these products would have been comparable to the prior year. Store occupancy costs for the quarter remained relatively flat compared to the same period last year.
Operating Expenses, Depreciation and Income Taxes – Selling, general and administrative expenses for the first quarter of fiscal 2008 were $132.1 million or 37.1% of sales, a decrease from the same quarter last year of $15.5 million or 215 basis points as a percentage of sales. This decrease primarily related to management’s intentional reduction of expenses as well as store closures. Store payroll decreased $6.3 million and approximately 85 basis points as a result of a decrease in the total number of stores and reduced staff hours compared to the prior year. Marketing expenditures were $20.8 million or 5.8% of sales for the quarter, a decrease of $9.1 million or 210 basis points as a percentage of sales compared to the same quarter last year. The Company anticipates total marketing expenditures for fiscal 2008 to approximate $67.0 million, a savings of approximately $50.0 million from the prior year as the Company shifts from television and catalog advertising to monthly mailers. The Company continues to implement new cost saving strategies to further reduce its selling, general and administrative expenses.
Depreciation and amortization expense for the first quarter was $10.6 million compared to $13.6 million for the same period last year. This decrease was primarily a result of the impairment of certain long-lived store fixed assets, certain assets’ becoming fully depreciated and store closures since the end of the first quarter of fiscal 2007.
The operating loss for the quarter was $55.5 million compared to $34.0 million for last year’s first quarter.
As a result of pre-tax losses over the past two fiscal years the Company recorded a valuation allowance against all deferred tax assets during fiscal 2007. No federal tax benefit was provided and minimal state and foreign tax provisions were recorded in the first quarter of fiscal 2008.
Net Loss – Net loss for the first quarter of fiscal 2008 was $56.4 million, or $0.64 per share, compared to $23.2 million, or $0.27 per share, for the first quarter of fiscal 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Liquidity and Capital Resources
For the purposes of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results for the prior year. The Company ended the first quarter of fiscal 2008 with $152.0 million in cash and temporary investments compared to $235.2 million a year ago. Operating activities in the first quarter of fiscal 2008 used $15.7 million of cash, primarily as a result of the Company’s net loss, partially offset by a reduction in inventory. Inventory levels at the end of the first quarter of fiscal 2008 were $334.1 million, down $25.9 million or 7.2%, from inventory levels at the end of fiscal 2007. The decrease in inventory was the result of the Company’s liquidation of certain merchandise during the first quarter in an effort to eliminate excess inventory, make room for new inventory and prepare for the reduction in the number of stores anticipated in fiscal 2008. Inventories are expected to return to more normal levels by the end of the second quarter. At the end of the first quarter of fiscal 2008, inventory per retail square foot was $36.29 compared to $37.65 a year ago.
During the first three months of fiscal 2008, investing activities provided $0.5 million compared to $11.0 million during the same period last year. Proceeds from the disposition of properties provided $1.6 million. Capital expenditures were $0.8 million in fiscal 2008 compared to $11.6 million in fiscal 2007, consisting primarily of $0.2 million for fixtures, equipment, and leasehold improvements for the stores, $0.4 million for information systems’ enhancements and $0.2 million related to the Company’s distribution centers. Capital expenditures for fiscal 2008 are expected to be $10.0 million, down from the $13.0 million previously estimated. Subsequent to quarter end, the Company announced that it had increased its store closing projections to 100 stores for fiscal 2008 to include the closure of all Pier 1 Kids and clearance stores and that it will discontinue its e-commerce and catalog business. The Company anticipates incurring net cash outflows related to all closings of store locations of up to $9.0 million , a significant portion of which may be settled during the second and third quarters of fiscal 2008.
Financing activities for the first three months of fiscal 2008, primarily related to the exercise of stock options, provided net cash of $1.0 million, offset by debt issuance costs incurred as a result of the amendment to the Company’s secured credit facility.
At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2008 were $174.1 million. The present value of total existing minimum operating lease commitments discounted at 10% was $888.7 million at the fiscal 2008 first quarter-end.
As of the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. The Company has recorded liabilities associated with uncertain tax positions of $19.4 million, including interest and penalties, at June 2, 2007. This liability could result in cash payments to tax authorities; however, the Company is unable to make reasonably reliable estimates of amounts of cash settlements to be made in any period. For this reason, this liability has not been included in a table of contractual obligations and the Company has not updated the table that was presented in its fiscal 2007 Annual Report on Form 10-K. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.
The Company has accrued liabilities of approximately $4.9 million for the settlement of and legal fees related to class action lawsuits in California primarily regarding compensation matters. Cash outlays related to the settlements are expected to be completed in the second or third quarter of fiscal 2008.
Working capital requirements are expected to be funded from cash generated from the operations of the Company and from borrowings against lines of credit. Current projections indicate that the Company’s cash position and borrowings will not be significantly different at the end of the year from its position at

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
the beginning of the year. The Company’s bank facilities include a $325 million credit facility, which is secured by the Company’s eligible merchandise inventory, third-party credit card receivables and as of May 31, 2007, was amended to include certain Company-owned real estate. The amendment also extended the maturity date of the facility to May 2012. The Company’s calculated borrowing base was $271.1 million at June 2, 2007. The Company utilized $158.7 million for letters of credit and had no outstanding cash borrowings. The Company is not required to comply with financial covenants under the facility unless the availability under such agreement is less than $32.5 million. At quarter end, $79.9 million remained available before reaching the $32.5 million threshold. The Company was in compliance with required debt covenants at the end of the first quarter of fiscal 2008.
The Company has a variety of sources for liquidity, which include available cash balances, available lines of credit, cash surrender value of life insurance policies not restricted as to use, receipt of federal and state tax refunds, and real estate financing options. As discussed above, the Company amended its secured credit facility to include certain Company-owned real estate in the borrowing base which provides flexibility through additional availability under the Company’s line of credit and reduces the Company’s dependence on inventory levels as the determinant of the size of its borrowing base. The amendment allows enough flexibility for this real estate to be removed from the collateral in the future. The Company is evaluating its options with regard to the use and ownership of its owned real estate. Given the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements throughout fiscal 2008.
Forward-looking Statements
Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007, as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended March 3, 2007.
Item 4. Controls and Procedures.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 2, 2007, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
During the second quarter of fiscal 2007, the Company accrued liabilities of approximately $4.9 million for the settlement of and legal fees related to class action lawsuits in California primarily regarding compensation matters. Cash outlays related to these settlements are expected to be completed in the second or third quarter of fiscal 2008.
The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors.
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of the Company was held June 28, 2007, for the purpose of electing eight Directors to hold office until the next Annual Meeting of Shareholders, and to vote on a shareholder proposal. The results of the election and the vote on the proposal follow:
Director Election:

Director	For	Withheld
John H. Burgoyne	67,166,069	12,273,358
Michael R. Ferrari	69,465,201	9,974,226
Robert B. Holland, III	77,774,639	1,664,788
Karen W. Katz	66,575,944	12,863,483
Terry E. London	68,233,362	11,206,065
Alexander W. Smith	77,812,993	1,626,434
Cece Smith	77,565,086	1,874,341
Tom M. Thomas	66,669,510	12,769,917
Shareholder proposal – Pay-for-superior-performance:

For	Against	Abstain
12,141,957	35,286,217	149,962
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: July 10, 2007	By:	/s/ Alexander W. Smith
Alexander W. Smith, Director, President and
Chief Executive Officer

Date: July 10, 2007	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date: July 10, 2007	By:	/s/ Susan E. Barley
Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1	First Amendment to Credit Agreement, dated as of July 28, 2006, by and among Pier 1 Imports (U.S.), Inc., Pier 1 Kids, Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2006.

10.2	Second Amendment to Credit Agreement dated as of May 31, 2007 by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2007.

10.3	Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 6, 2006.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewith