Form 10-Q
period 2007-09-01
PIER 1 IMPORTS INC/DE
filed 2007-10-10
CIK 278130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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

Class	Shares outstanding as of October 3, 2007
Common Stock, $1.00 par value	88,430,798

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER I IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006
Net sales	$344,566	$370,698	$700,941	$746,790

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	257,042	265,201	526,239	514,041
Selling, general and administrative expenses	117,457	153,145	249,581	300,728
Depreciation and amortization	10,444	13,604	21,002	27,228

	384,943	431,950	796,822	841,997

Operating loss	(40,377)	(61,252)	(95,881)	(95,207)

Nonoperating (income) and expenses:
Interest and investment income	(2,438)	(2,795)	(5,370)	(5,708)
Interest expense	4,000	3,444	7,957	6,895
Other income	(405)	—	(653)	—

	1,157	649	1,934	1,187

Loss from continuing operations before income taxes	(41,534)	(61,901)	(97,815)	(96,394)
Income tax expense (benefit)	1,875	11,158	1,972	(570)

Loss from continuing operations	(43,409)	(73,059)	(99,787)	(95,824)

Discontinued operations:
Loss from discontinued operations	—	—	—	(638)
Income tax benefit	—	—	—	(231)

Loss from discontinued operations	—	—	—	(407)
Net loss	($43,409)	($73,059)	($99,787)	($96,231)

Loss per share from continuing operations:
Basic and diluted	($0.49)	($0.84)	($1.14)	($1.09)

Loss per share from discontinued operations:
Basic and diluted	—	—	—	($0.01)

Loss per share:
Basic and diluted	($0.49)	($0.84)	($1.14)	($1.10)

Dividends declared per share:	—	$0.10	—	$0.20

Average shares outstanding during period:
Basic and diluted	88,000	87,307	87,898	87,201

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	September 1,	March 3,	August 26,
	2007	2007	2006
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $112,468, $160,721 and $140,708, respectively	$121,872	$167,178	$150,253
Beneficial interest in securitized receivables	—	—	44,928
Other accounts receivable, net	20,533	21,437	16,246
Inventories	374,468	360,063	404,117
Income tax receivable	15,143	34,966	43,344
Prepaid expenses and other current assets	47,318	50,324	78,115

Total current assets	579,334	633,968	737,003

Properties, net	212,623	239,548	282,938
Other noncurrent assets	46,524	42,954	41,165

	$838,481	$916,470	$1,061,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,253	$95,609	$125,404
Gift cards and other deferred revenue	64,318	66,130	63,482
Accrued income taxes payable	3,120	3,305	2,106
Other accrued liabilities	102,321	119,541	129,631

Total current liabilities	295,012	284,585	320,623

Long-term debt	184,000	184,000	184,000
Other noncurrent liabilities	97,321	86,768	75,950

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	125,663	130,416	127,276
Retained earnings	232,318	337,178	468,515
Cumulative other comprehensive income (loss)	3,012	2,408	(2,473)
Less — 12,359,000, 12,981,000 and 13,223,000 common shares in treasury, at cost, respectively	(199,624)	(209,664)	(213,564)

	262,148	361,117	480,533
Commitments and contingencies	—	—	—

	$838,481	$916,470	$1,061,106

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 1,	August 26,
	2007	2006
Cash flow from operating activities:
Net loss	$(99,787)	$(96,231)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	27,172	32,519
(Gain) loss on disposal of fixed assets	(1,404)	200
Loss on impairment of fixed assets and long-lived assets	4,164	5,063
Stock-based compensation expense	3,182	3,270
Deferred compensation	1,891	4,727
Lease termination expense	4,820	2,005
Deferred income taxes	—	24,613
Other	281	(2,154)
Changes in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivables	—	(14,900)
Inventories	(14,405)	(34,297)
Other accounts receivable, prepaid expenses and other current assets	(6,066)	(15,701)
Income tax receivable	24,474	(25,237)
Accounts payable and accrued expenses	8,770	20,168
Accrued income taxes payable	434	(2,794)
Defined benefit plan payments	(6,282)	(217)
Other noncurrent assets	305	469
Other noncurrent liabilities	(586)	(721)

Net cash used in operating activities	(53,037)	(99,218)

Cash flow from investing activities:
Capital expenditures	(2,665)	(18,711)
Proceeds from disposition of properties	3,505	58
Proceeds from sale of discontinued operations	—	11,601
Proceeds from sale of restricted investments	6,373	217
Purchase of restricted investments	(589)	(2,000)
Collections of principal on beneficial interest in securitized receivables	—	19,972

Net cash provided by investing activities	6,624	11,137

Cash flow from financing activities:
Cash dividends	—	(17,475)
Proceeds from stock options exercised, stock purchase plan and other, net	2,105	2,877
Debt issuance costs	(998)	(283)

Net cash provided by (used in) financing activities	1,107	(14,881)

Change in cash and cash equivalents	(45,306)	(102,962)

Cash and cash equivalents at beginning of period (including cash held for sale of $0 and $7,100, respectively)	167,178	253,215

Cash and cash equivalents at end of period	$121,872	$150,253

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 1, 2007
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income	Stock	Equity
Balance March 3, 2007	87,798	$100,779	$130,416	$337,178	$2,408	$(209,664)	$361,117

Implementation of new accounting pronouncement(1)	—	—	—	(5,073)	—	—	(5,073)

Comprehensive loss:

Net loss	—	—	—	(99,787)	—	—	(99,787)

Other comprehensive income:
Currency translation adjustments	—	—	—	—	604	—	604

Comprehensive loss							(99,183)

Restricted stock compensation	331	—	(4,600)	—	—	5,348	748

Stock option compensation expense	—	—	2,434	—	—	—	2,434

Exercise of stock options, stock purchase plan and other	291	—	(2,587)	—	—	4,692	2,105

Balance September 1, 2007	88,420	$100,779	$125,663	$232,318	$3,012	$(199,624)	$262,148

(1)	Relates to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxas — an Interpretation of FASB Statement No. 109. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 1, 2007
AND AUGUST 26, 2006
(unaudited)
Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 3, 2007. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of September 1, 2007, and the results of operations and cash flows for the three and six months ended September 1, 2007 and August 26, 2006 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the periods presented are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). For all periods presented, The Pier has been classified as discontinued operations. The classification of certain amounts previously reported in the consolidated statement of cash flows for the six months ended August 26, 2006, has been modified to conform to the September 1, 2007 method of presentation.
Note 1 – Loss per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options and shares of unvested restricted stock. As the effect would have been antidilutive, all 14,153,480 and 14,236,780 stock options and shares of unvested restricted stock were excluded from the computation of the second quarter and year-to-date loss per share for fiscal 2008 and fiscal 2007, respectively. Loss per share for the three and six months ended September 1, 2007 and August 26, 2006 was calculated as follows (in thousands except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006
Loss from continuing operations, basic and diluted	($43,409)	($73,059)	($99,787)	($95,824)
Loss from discontinued operations, basic and diluted	—	—	—	(407)

Net loss, basic and diluted	($43,409)	($73,059)	($99,787)	($96,231)

Average shares outstanding:
Basic and diluted	88,000	87,307	87,898	87,201

Loss per share from continuing operations:
Basic and diluted	($0.49)	($0.84)	($1.14)	($1.09)

Loss per share from discontinued operations:
Basic and diluted	—	—	—	($0.01)

Net loss per share:
Basic and diluted	($0.49)	($0.84)	($1.14)	($1.10)

Note 2 – Discontinued operations
On March 20, 2006, the Company sold its operations of The Pier, with stores located in the United Kingdom and Ireland. The Pier’s prior period operations are considered discontinued and are presented as such in the Company’s financial statements. Net sales of The Pier were $3,323,000 for the period ended March 20, 2006.
Note 3 – Comprehensive loss
The components of comprehensive loss for the three and six months ended September 1, 2007 and August 26, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006
Net loss	($43,409)	($73,059)	($99,787)	($96,231)
Currency translation adjustments	25	(41)	604	(1,890)

Comprehensive loss	($43,384)	($73,100)	($99,183)	($98,121)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4 – Stock-based compensation
The Company accounts for share-based compensation transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options. For the three and six months ended September 1, 2007, the Company recorded stock-based compensation expense related to stock options and restricted stock of approximately $1,027,000, or $0.01 per share and approximately $3,182,000, or $0.04 per share, respectively. For the three and six months ending August 26, 2006, the Company recorded stock-based compensation expense related to stock options and restricted stock of approximately $2,660,000, or $0.03 per share and approximately $3,270,000, or $0.04 per share, respectively. The Company recognized no net tax benefit related to stock-based compensation during the first half of fiscal 2008 as a result of the Company’s valuation allowance on all deferred tax assets.
As of September 1, 2007, there was approximately $5,859,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 2.26 years and $4,207,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 2.23 years.
Note 5 – Costs associated with exit activities
As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or storage facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the period related to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The following table represents a rollforward of the liability balances for the six months ended September 1, 2007 and August 26, 2006 (in thousands):

	Six Months Ended
	September 1,	August 26,
	2007	2006
Beginning of period	$2,436	$2,859
Original charges	5,221	1,794
Revisions	(401)	211
Cash payments	(2,748)	(2,010)

End of period	$4,508	$2,854

During the second quarter of fiscal 2008, the Company announced plans to close all of its remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
clearance and Pier 1 Kids stores and the direct to consumer channel since the aggregate performance of these concepts was not in line with the Company’s profitability targets. Lease termination costs associated with these closures are being recorded to selling, general and administrative expenses as the stores are closed. Costs associated with these closures have been included in the table above and represent approximately $3,600,000 of the original charges. Total costs are currently anticipated to be approximately $10,000,000. The write-off of fixed assets, write-down of inventory, employee severance costs and contract termination costs associated with these closures has not been and is not expected to be material.
Note 6 – Asset impairment
Impairment charges were $1,983,000, or $0.02 per share, and $4,164,000, or $0.05 per share, for the three and six months ended September 1, 2007, respectively, and were included in selling, general and administrative expenses. These impairment charges related to long-lived assets and intangible assets at underperforming stores and were based on cash flow projections for those stores. These cash flows were estimated based on management’s estimate of future sales, merchandise margins, and expenses over the remaining expected terms of the leases. Estimates used in the second quarter were updated from those used in prior periods to incorporate actual results experienced during the quarter. In the event that actual future results are worse than management’s current estimates, additional charges for asset impairments may be recorded and such charges could have an impact on the Company’s balance sheet and statement of operations.
Note 7 – Secured credit facility
Effective as of May 31, 2007, the Company amended its $325,000,000 secured credit facility to expand the definition of its borrowing base to include certain Company-owned real estate and to revise certain advance rates. Additionally, the maturity date of the facility was extended to May 2012 from the original maturity date of November 2010. The amendment also revised certain other definitions and terms of the facility, including the allowable use of proceeds and permitted dispositions. The Company’s calculated borrowing base was $314,572,000 at September 1, 2007. The Company utilized $166,216,000 for letters of credit and had no outstanding cash borrowings, leaving $148,356,000 available at the end of the second quarter. The Company is not required to comply with financial covenants under the facility unless the availability under such agreement is less than $32,500,000. At quarter end, $115,856,000 remained available before reaching the $32,500,000 threshold. The Company does not anticipate falling below this minimum availability in the foreseeable future. The Company was in compliance with required debt covenants at the end of the second quarter of fiscal 2008.
Note 8 – Condensed financial statements
The Company’s 6.375% convertible senior notes (the “Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. On June 13, 2006, the Company registered these Notes with the Securities and Exchange Commission. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 1, 2007
(in thousands)
(unaudited)

			Non-
	Pier 1 Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$342,877	$10,522	$(8,833)	$344,566
Cost of sales (including buying and store occupancy costs)	—	256,066	9,799	(8,823)	257,042
Selling, general and administrative (including depreciation and amortization)	490	127,356	55	—	127,901

Operating income (loss)	(490)	(40,545)	668	(10)	(40,377)

Nonoperating (income) expenses	(868)	2,185	(160)	—	1,157

Income (loss) before income taxes	378	(42,730)	828	(10)	(41,534)
Provision for income taxes	—	1,722	153	—	1,875

Net income (loss) after income taxes	378	(44,452)	675	(10)	(43,409)

Net income (loss) from subsidiaries	(43,777)	675	—	43,102	—

Net income (loss)	$(43,399)	$(43,777)	$675	$43,092	$(43,409)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended August 26, 2006
(in thousands)
(unaudited)

			Non-
	Pier 1 Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$368,837	$11,475	$(9,614)	$370,698
Cost of sales (including buying and store occupancy costs)	—	264,237	10,556	(9,592)	265,201
Selling, general and administrative (including depreciation and amortization)	483	166,043	223	—	166,749

Operating income (loss)	(483)	(61,443)	696	(22)	(61,252)

Nonoperating (income) expenses	(742)	1,574	(183)	—	649

Income (loss) before income taxes	259	(63,017)	879	(22)	(61,901)

Provision for income taxes	—	11,015	143	—	11,158

Net income (loss) after income taxes	259	(74,032)	736	(22)	(73,059)

Net income (loss) from subsidiaries	(73,296)	736	—	72,560	—

Net income (loss)	$(73,037)	$(73,296)	$736	$72,538	$(73,059)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Six Months Ended September 1, 2007
(in thousands)
(unaudited)

			Non-
	Pier 1 Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$697,990	$18,069	$(15,118)	$700,941
Cost of sales (including buying and store occupancy costs)	—	524,771	16,767	(15,299)	526,239
Selling, general and administrative (including depreciation and amortization)	942	269,521	120	—	270,583

Operating income (loss)	(942)	(96,302)	1,182	181	(95,881)

Nonoperating (income) expenses	(1,653)	3,908	(321)	—	1,934

Income (loss) before income taxes	711	(100,210)	1,503	181	(97,815)
Provision for income taxes	—	1,767	205	—	1,972

Net income (loss) after income taxes	711	(101,977)	1,298	181	(99,787)

Net income (loss) from subsidiaries	(100,679)	1,298	—	99,381	—

Net income (loss)	$(99,968)	$(100,679)	$1,298	$99,562	$(99,787)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Six Months Ended August 26, 2006
(in thousands)
(unaudited)

			Non-
	Pier 1 Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$742,543	$20,566	$(16,319)	$746,790
Cost of sales (including buying and store occupancy costs)	—	511,810	18,796	(16,565)	514,041
Selling, general and administrative (including depreciation and amortization)	1,033	326,401	522	—	327,956

Operating income (loss)	(1,033)	(95,668)	1,248	246	(95,207)

Nonoperating (income) expenses	(1,467)	2,996	(342)	—	1,187

Income (loss) from continuing operations before income taxes	434	(98,664)	1,590	246	(96,394)
Income tax (benefit) provision	—	(801)	231	—	(570)

Net income (loss) from continuing operations	434	(97,863)	1,359	246	(95,824)

Net income (loss) from subsidiaries	(96,911)	952	—	95,959	—

Discontinued operations:
Loss from discontinued operations	—	—	(638)	—	(638)
Income tax benefit	—	—	(231)	—	(231)

Net loss from discontinued operations	—	—	(407)	—	(407)

Net income (loss)	$(96,477)	$(96,911)	$952	$96,205	$(96,231)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
September 1, 2007
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$76,384	$33,364	$12,124	$—	$121,872
Other accounts receivable, net	11	18,884	1,638	—	20,533
Inventories	—	374,468	—	—	374,468
Income tax receivable	—	14,841	302	—	15,143
Prepaid expenses and other current assets	—	47,318	—	—	47,318

Total current assets	76,395	488,875	14,064	—	579,334

Properties, net	—	208,731	3,892	—	212,623
Investment in subsidiaries	143,987	42,102	—	(186,089)	—
Other noncurrent assets	7,119	39,405	—	—	46,524

	$227,501	$779,113	$17,956	$(186,089)	$838,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38	$120,267	$4,948	$—	$125,253
Intercompany payable (receivable)	(200,391)	229,387	(28,996)	—	—
Gift cards and other deferred revenue	—	64,318	—	—	64,318
Accrued income taxes payable (receivable)	48	3,220	(148)	—	3,120
Other accrued liabilities	658	101,613	50	—	102,321

Total current liabilities	(199,647)	518,805	(24,146)	—	295,012

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	97,321	—	—	97,321
Shareholders’ equity	262,148	143,987	42,102	(186,089)	262,148

	$227,501	$779,113	$17,956	$(186,089)	$838,481

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended September 1, 2007
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$4,469	$(64,032)	$6,526	$—	$(53,037)

Cash flow from investing activities:
Capital expenditures	—	(2,665)	—	—	(2,665)
Proceeds from disposition of properties	—	3,505	—	—	3,505
Proceeds from sale of restricted investments	—	6,373	—	—	6,373
Purchase of restricted investments	—	(589)	—	—	(589)

Net cash provided by investing activities	—	6,624	—	—	6,624

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	2,105	—	—	—	2,105
Debt issuance costs	—	(998)	—	—	(998)
Advances (to) from subsidiaries	(41,353)	48,071	(6,718)	—	—

Net cash (used in) provided by financing activities	(39,248)	47,073	(6,718)	—	1,107

Change in cash and cash equivalents	(34,779)	(10,335)	(192)	—	(45,306)
Cash and cash equivalents at beginning of period	111,163	43,699	12,316	—	167,178

Cash and cash equivalents at end of period	$76,384	$33,364	$12,124	$—	$121,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended August 26, 2006
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries (1)	Eliminations	Total (1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$5,187	$(101,992)	$(2,395)	$(18)	$(99,218)

Cash flow from investing activities:
Capital expenditures	—	(18,711)	—	—	(18,711)
Proceeds from disposition of properties	—	58	—	—	58
Proceeds from sale of discontinued operations	—	14,998	(3,397)	—	11,601
Proceeds from sale of restricted investments	—	217	—	—	217
Purchase of restricted investments	—	(2,000)	—	—	(2,000)
Collections of principal on beneficial interest in securitized receivables	—	19,972	—	—	19,972

Net cash provided by investing activities	—	14,534	(3,397)	—	11,137

Cash flow from financing activities:
Cash dividends	(17,475)	(18)	—	18	(17,475)
Proceeds from stock options exercised, stock purchase plan and other, net	2,781	96	—	—	2,877
Debt issuance costs	—	(283)	—	—	(283)
Advances (to) from subsidiaries	(6,312)	7,204	(892)	—	—

Net cash (used in) provided by financing activities	(21,006)	6,999	(892)	18	(14,881)

Change in cash and cash equivalents	(15,819)	(80,459)	(6,684)	—	(102,962)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$114,960	$20,310	$14,983	$—	$150,253

(1)	Includes cash related to discontinued operations of $7,100 at beginning of period.
Note 9 – Defined benefit plans
The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age, or certain termination events, a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
participant will receive benefits based on highest compensation, years of service and years of plan participation. Benefit costs are determined using various actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.
The Plans are not funded and thus have no plan assets. Retirement benefit payments made during the second quarter of fiscal 2008 and 2007 were funded by the sale of restricted investments in the amounts of $6,373,000 and $217,000, respectively, which were held by a trust for this purpose. The actuarial assumptions used to calculate benefit costs are reviewed annually. The components of net periodic benefit costs for the three and six months ended September 1, 2007 and August 26, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$40	$601	$80	$1,202
Interest cost	183	483	366	966
Amortization of unrecognized prior service costs	39	201	78	402
Amortization of net actuarial loss	36	810	73	1,619
Settlement charge	1,065	—	1,065	—

Net periodic benefit cost	$1,363	$2,095	$1,662	$4,189

The net periodic benefit cost in fiscal 2008 is less than fiscal 2007 as the result of the retirement in fiscal 2007 of two executives covered by the Plans. The settlement charge of $1,065,000 in the second quarter of fiscal 2008 related to the final payout to these retirees.
Note 10 – Income taxes
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective as of the beginning of fiscal 2008. As a result of the cumulative effect of the adoption, the Company recorded a $5,073,000 decrease in retained earnings. Upon adoption on March 4, 2007, total reserves for uncertain tax positions were $13,908,000, and accrued penalties and interest totaled $4,730,000. If the Company were to prevail on all unrecognized tax benefits recorded, this entire reserve for uncertain tax positions would have a favorable impact on the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating (income) and expenses and selling, general and administrative expenses, respectively.
On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to the Company’s recorded reserves for uncertain tax positions during the first six months of fiscal 2008, other than those made in connection with the adoption of FIN 48 that are described above.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company’s unrecognized tax positions will increase or decrease during the next 12 months as a result of audit settlements. Accordingly, the Company has classified $5,006,000 of the reserve for uncertain tax positions and the related accrued interest as a current liability in the accompanying consolidated balance sheet.  The Company does not expect the resolution of these issues to have a significant effect on the Company’s results of operations or financial position.
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
During the second quarter of fiscal 2008, the Company filed its fiscal 2007 tax return and recorded a $1,500,000 charge to tax expense to adjust its estimated tax refund at fiscal 2007 year-end to the actual tax refund received. During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. No federal tax benefit was provided and only minimal state and foreign tax provisions were recorded on losses in the first six months of fiscal 2008.
Note 11 – Legal matters
During the second quarter of fiscal 2008, the Company paid $4,376,000 for the settlement of a class action lawsuit regarding compensation matters, which had been accrued during the second quarter of fiscal 2007.

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
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The results of operations for the three and six months ended September 1, 2007 and August 26, 2006 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada primarily under the name Pier 1 Imports. As of September 1, 2007, the Company operated 1,157 stores in the United States and Canada, including 27 Pier 1 Kids stores and one clearance store. During the second quarter of fiscal 2008, the Company announced plans to close all of the remaining Pier 1 Kids and clearance stores. By fiscal year-end, the Company expects to have approximately 1,100 stores in the United States and Canada.
During the second quarter of fiscal 2008, the Company closed its direct to consumer business. The Company’s management believes that the termination of these non-core business activities will not only allow for complete focus on the core business, but will also result in substantial cost savings.
The Company does not believe that the current macro-economic environment will significantly impact its turnaround plan. The Company is focusing on repositioning its merchandise mix, moving away from high-ticket furniture and developing stronger assortments of more affordable impulse purchase items and smaller decorative furniture items. The Company’s management expects this shift in merchandise to help reduce the impact of a market-wide decrease in spending on high-ticket home products.
Additionally, by strengthening the Company’s competitive position relative to other retailers and remaining focused on outstanding execution in all areas, management believes that it can achieve increases in market share which should equate to sales improvements. The Company is focused on executing its merchandising and marketing strategies to increase overall conversion rates which will translate into improved comparable store sales.
The Company outlined its plan to return the Company to profitability in April of 2007. The plan is built on six business priorities and the Company’s progress on these goals during the first half of fiscal 2008 is discussed below:
     1) Improve operational efficiency. During the first half of the year, the Company continued to review all costs and to seek ways to streamline and simplify the organization. Management believes that on-going cost savings from the first half of the year were approximately $53 million and consisted primarily of savings of $23 million in marketing and $21 million in store and administrative payroll with the remainder of the savings from general cost-cutting measures. As the Company continues to improve efficiency and simplify all aspects of its organization structure, management expects to realize

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
additional savings through the remainder of the fiscal year, and estimates savings will be at least $100 million for fiscal 2008. On an annualized basis, the on-going savings are estimated to be $150 million.
     2) Develop real estate strategies that protect the short-term and long-term future of the Company. The Company continues to carefully review the individual contributions of its existing store portfolio, including all real estate costs in relation to sales by store. As a result of these reviews, the Company has decided to close a total of 90 to 100 stores during fiscal 2008. New store openings will be minimal during fiscal 2008.
     3) Provide a compelling merchandise selection. The Company has strengthened its buying department by reassigning administrative tasks, promoting internal talent and hiring new buyers. Changes are being made to allow buyers to focus on merchandise strategy and on working with vendors to develop new products. During the first six months, the Company liquidated merchandise that was not popular with its customers to make space for new merchandise that reflects the Company’s unique place in the market. As discussed above, the Company is shifting its merchandise mix away from high-ticket furniture to more affordable impulse items and smaller decorative furniture.
     4) Create an effective planning and allocations team. The merchandise planning and allocations teams have been combined under single executive management to facilitate better planning and decision making around the quantitative side of the buying process and to ensure the product is in the appropriate store at the optimal time.
     5) Improve supply chain efficiency. The Company has been seeking out ways to simplify and to improve the flow of merchandise throughout the supply chain.  During the first six months of this fiscal year, the Company introduced technological advances in the distribution centers and changes to the delivery schedules which improved the store replenishment process and reduced costs.  The Company will further its efforts to reduce damage to inventory at every stage of the supply chain and to reduce overseas consolidation and freight costs. In addition, the Company will continue working with its vendors to increase efficiency and ensure the timely shipment of merchandise.
     6) Create a cost-effective marketing plan. During the final two quarters of this fiscal year, the Company’s marketing efforts will be focused on reinforcing the Company’s brand positioning and continuing to drive traffic using more cost effective methods.  External marketing efforts will be structured to reach new and existing customers primarily through the use of periodic in-home mailers, newspaper inserts, email notifications and web site advertisements. In addition to these efforts, the Company will continue to operate its web site as a marketing tool with copies of the in-home mailers and product information available to site visitors. The Company will also continue to use its partnership with Chase and the Pier 1 Imports preferred credit card to reach existing and potential new customers. The Company anticipates that marketing expenditures will be approximately 4% to 5% of sales which historically has been an appropriate amount.
Results of Operations
On March 20, 2006, the Company sold its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in the United Kingdom. As a result, The Pier’s prior period operations are considered discontinued and have been reclassified accordingly. Discussions below relate to continuing operations, unless stated otherwise.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended September 1, 2007 and August 26, 2006:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006

Key Performance Indicators
Net sales decline	(7.0%)	(12.5%)	(6.1%)	(8.3%)
Comparable stores sales decline (1)	(3.6%)	(14.8%)	(4.5%)	(10.9%)
Merchandise margins as a % of sales	47.0%	49.2%	46.3%	51.5%
Store occupancy as a % of sales	21.6%	20.8%	21.3%	20.4%
Selling, general and administrative expenses as a % of sales	34.1%	41.3%	35.6%	40.3%
Operating loss as a % of sales	(11.7%)	(16.5%)	(13.7%)	(12.7%)
Loss from continuing operations as a % of sales	(12.6%)	(19.7%)	(14.2%)	(12.8%)
Loss per share from continuing operations	($0.49)	($0.84)	($1.14)	($1.09)

	For the period ended
	September 1,	August 26,
	2007	2006

Inventory per retail square foot	$41.56	$42.69
Total retail square footage (in thousands)	8,975	9,434
Total retail square footage growth (decline) from the same period last year	(4.9%)	1.3%

(1)	Comparable stores sales declines during fiscal 2008 exclude clearance, Pier 1 Kids and direct to consumer.
Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006

Stores	$340,452	$361,962	$680,782	$729,814
Direct to consumer	3,241	4,402	8,377	8,989
Other (1)	873	4,334	11,782	7,987

Net sales	$344,566	$370,698	$700,941	$746,790

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.
Net sales for the second quarter of fiscal 2008 were $344.6 million, down 7.0% or $26.1 million from last year’s second quarter net sales of $370.7 million. As shown in the table below, the decline in sales was primarily due to the increase in store closures and comparable store sales declines during the first half of the year. Net sales declined $45.8 million or 6.1% from $746.8 million to $700.9 million during the six-month period ended September 1, 2007 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 3.6% and 4.5%, respectively. Sales for the six-month period were comprised of the following incremental components (in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales
Net sales for the six months ended August 26, 2006	$746,790

Incremental sales growth (decline) from:
New stores opened during fiscal 2008	218
Stores opened during fiscal 2007	8,034
Comparable stores	(30,173)
Closed stores and other	(23,928)

Net sales for the six months ended September 1, 2007	$700,941

During the second quarter, the Company opened three and closed 30 Pier 1 Imports stores in the United States and Canada. During the first half of fiscal 2008, the Company opened three and closed 42 Pier 1 Imports stores in the United States and Canada. Total retail square footage decreased 2.8% from the beginning of fiscal 2008 and 4.9% from the second quarter of fiscal 2007. The Pier 1 Imports store count totaled 1,157 in the United States and Canada at the end of the second quarter compared to 1,226 stores a year ago.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2008 to the number open at the end of the second quarter:

	United States	Canada	Total (2)
Open at March 3, 2007	1,112	84	1,196
Openings	3	—	3
Closings	(41)	(1)	(42)

Open at September 1, 2007 (1)	1,074	83	1,157

(1)	The Company supplies merchandise and licenses the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 merchandise in a “store within a store” format. At September 1, 2007, there were 29 and seven locations in Mexico and Puerto Rico, respectively.

(2)	Total store count included 27 Pier 1 Kids stores and one clearance store at September 1, 2007.
Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 310 basis points to 25.4% for the second quarter of fiscal 2008, and decreased 630 basis points to 24.9% for the first six months of fiscal 2008. As a percentage of sales, merchandise margins decreased 220 basis points for the second quarter and 530 basis points for the six-month period ended September 1, 2007, from the comparable periods a year ago, primarily as a result of the Company’s liquidation efforts to clear excess inventory. The Company’s margins were negatively impacted by activities related to the clearance of the modern craftsman merchandise and the closure of the Company’s clearance stores, its direct to consumer channel and many of its Pier 1 Kids stores. The Company believes the aggressive liquidation of merchandise during fiscal 2008 negatively impacted its merchandise margins by approximately 200 basis points in the second quarter and 450 basis points in the first six months, assuming that merchandise margins on the sale of these products would otherwise have been comparable to the prior year.
Store occupancy costs for the quarter were $74.6 million, or 21.6% of sales, a $2.5 million decrease and an increase of 90 basis points as a percentage of sales, compared to last year’s second quarter store occupancy expense of $77.0 million. Year-to-date, store occupancy costs decreased $2.6 million and increased 100 basis points to 21.3% of sales compared to the same period last year. Store occupancy costs decreased as a result of store closures and increased as a percentage of sales as a result of relatively fixed rental costs over a lower sales base in the remaining open stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Operating Expenses, Depreciation and Income Taxes – Selling, general and administrative expenses for the second quarter of fiscal 2008 were $117.5 million, or 34.1% of sales, a decrease from the same quarter last year of $35.7 million. Year-to-date selling, general and administrative expenses were $249.6 million, or 35.6% of sales, a decrease of $51.1 million. Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

	September 1, 2007		August 26, 2006		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$54,538	15.8%	$62,537	16.9%	$(7,999)
Marketing	13,754	4.0%	27,803	7.5%	(14,049)
Store supplies and services	9,067	2.6%	10,509	2.8%	(1,442)

Variable costs	77,359	22.5%	100,849	27.2%	(23,490)

Administrative payroll (excluding severance)	20,012	5.8%	25,880	7.0%	(5,868)
Lease termination costs and impairments	5,541	1.6%	5,268	1.4%	273
Litigation settlements and related costs	—	—	4,572	1.2%	(4,572)
Severance and outplacement	1,818	0.5%	363	0.1%	1,455
Other relatively fixed expenses	12,727	3.7%	16,213	4.4%	(3,486)

	$117,457	34.1%	$153,145	41.3%	$(35,688)

	September 1, 2007		August 26, 2006		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$111,822	16.0%	$125,526	16.8%	$(13,704)
Marketing	34,587	4.9%	57,722	7.7%	(23,135)
Store supplies and services	19,166	2.7%	21,303	2.9%	(2,137)

Variable costs	165,575	23.6%	204,551	27.4%	(38,976)

Administrative payroll (excluding severance)	41,940	6.0%	49,190	6.6%	(7,250)
Lease termination costs and impairments	8,984	1.3%	7,718	1.0%	1,266
Litigation settlements and related costs	49	0.0%	4,579	0.6%	(4,530)
Severance and outplacement	5,335	0.8%	477	0.1%	4,858
Other relatively fixed expenses	27,698	4.0%	34,213	4.6%	(6,515)

	$249,581	35.6%	$300,728	40.3%	$(51,147)

Expenses that fluctuate proportionately with sales and number of stores decreased $23.5 million from the same quarter last year and $39.0 million year-to-date due in part to store closures. The decline was also the result of a conscious effort by management to reduce costs at all levels of the organization. Store payroll as a percentage of sales decreased 110 basis points for the quarter and 80 basis points year-to-date as the direct result of a planned reduction in store staffing levels. Marketing as a percentage of sales decreased 350 basis points for the quarter and 280 basis points year-to-date as a result of the Company tightly controlling marketing expenditures to ensure the optimal return on dollars spent. The Company anticipates total marketing expenditures for fiscal 2008 to approximate 4% to 5% of sales. Store supplies and services as a percentage of sales declined 20 basis points for the quarter and year-to-date periods.
Relatively fixed selling, general and administrative expenses during the second quarter of fiscal 2008 decreased $12.2 million and 250 basis points as a percentage of sales. This decrease was due to a decrease in non-store payroll of $5.9 million or 120 basis points as a percentage of sales, primarily as a result of a reduction in home

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
office and field employees. The decrease in litigation settlements was the result of a $4.6 million charge in the prior year related to the settlement of a class action lawsuit with no corresponding accrual in the current year. The remaining decrease during the second quarter of fiscal 2008 compared to the same period last year was primarily the result of decreased impairment charges and other general cost savings partially offset by severance costs and an increase in lease termination expense. Year-to-date relatively fixed selling, general administrative expenses decreased $12.2 million or 90 basis points as a percentage of sales, primarily for the same general reasons as the net quarterly decrease discussed above.
Depreciation and amortization expense for the second quarter and year-to-date periods was $10.4 million and $21.0 million, respectively, compared to $13.6 million and $27.2 million for the same periods last year. The decreases were primarily the result of lower net book values on certain store-level assets because of impairment charges taken since the end of the second quarter of fiscal 2007, certain assets becoming fully depreciated, and store closures.
The operating loss for the quarter was $40.4 million compared to $61.3 million for last year’s second quarter. For the first half of fiscal 2008, operating losses totaled $95.9 million compared to $95.2 million for the same period last year.
During the second quarter of fiscal 2008, the Company filed its fiscal 2007 tax return and recorded a $1.5 million charge to tax expense to adjust its estimated tax refund at fiscal 2007 year-end to the actual tax refund received. During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. No federal tax benefit was provided and minimal state and foreign tax provisions were recorded during the first six months of fiscal 2008. The Company has tax loss carryforwards of approximately $186.0 million. These loss carryforwards can be utilized to offset future income but will expire in fiscal year 2027 if not utilized before then.
Net Loss – During the second quarter of fiscal 2008, the Company recorded a net loss of $43.4 million, or $0.49 per share, compared to $73.1 million, or $0.84 per share, for the same period last year. Net loss for the first six months of fiscal 2008 was $99.8 million, or $1.14 per share, compared to $96.2 million, or $1.10 per share, for the first half of fiscal 2007, including discontinued operations.
Liquidity and Capital Resources
For the purposes of liquidity and capital resource discussions, the Company’s discontinued operations will be included in the financial results of the prior year. The Company ended the second quarter of fiscal 2008 with $121.9 million in cash and temporary investments compared to $150.3 million a year ago. Operating activities in the first six months of fiscal 2008 used $53.0 million of cash, primarily as a result of the Company’s net loss, an increase in inventory and payment of retirement benefits. These changes were partially offset by the collection of a $24.5 million income tax receivable and an increase in accounts payable and accrued expenses. Inventory levels at the end of the second quarter of fiscal 2007 were $374.5 million, down $29.6 million or 7.3% from inventory levels at the end of last year’s second quarter. At the end of the second quarter of fiscal 2008, retail square footage was 4.9% lower compared to the same period last year, and inventory per retail square foot was $41.56, a decrease from $42.69 per retail square foot in the prior year. The decrease in inventory was the result of the Company’s accelerated liquidation of certain merchandise in an effort to eliminate slow-moving inventory and make room for inventory that supports the Company’s new merchandise strategy and in anticipation of an overall reduction in number of stores for fiscal 2008.
During the first half of fiscal 2008, investing activities provided $6.6 million compared to $11.1 million during the same period last year. Proceeds from the sale of investments restricted for payment of retirement obligations provided $6.4 million. Proceeds from the disposition of properties provided $3.5 million. Capital expenditures were $2.7 million in fiscal 2008 compared to $18.7 million in fiscal 2007, consisting primarily of $1.7 million for fixtures, equipment, and leasehold improvements for new and existing stores, $0.7 million for information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
systems’ enhancements and $0.3 million related to the Company’s distribution centers. Capital expenditures for fiscal 2008 are expected to be $10.0 million to $12.0 million, to be spent primarily on existing stores. The Company anticipates closing 90 to 100 stores during fiscal 2008, including all Pier 1 Kids stores and clearance stores. In addition, the Company closed its direct to consumer business in the second quarter. The Company anticipates net cash outflows related to exit activities of up to $6.0 million, of which approximately $2.5 million occurred in the first half of fiscal 2008. The remainder is expected to be settled during the last six months of fiscal 2008.
Financing activities for the first six months of fiscal 2008 provided a net $1.1 million of the Company’s cash. Other financing activities, primarily the exercise of stock options, provided net cash of $2.1 million, which was partially offset by debt issuance costs of $1.0 million, primarily related to an amendment to the Company’s secured credit agreement.
At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2008 were $116.1 million. The present value of total existing minimum operating lease commitments discounted at 10% was $856.1 million at the fiscal 2008 second quarter-end.
As of the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Except for the adoption of FIN 48, there have been no significant changes to the table of contractual obligations as disclosed in the Company’s fiscal 2007 Annual Report on Form 10-K. As of September 1, 2007, the current and noncurrent liabilities for uncertain tax positions including the related accrued interest were $5.0 million and $14.5 million, respectively. The Company is not able to reasonably estimate when the cash payments of the noncurrent portion of the liability will be made. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.
Working capital requirements are expected to be funded from cash generated from the operations of the Company and borrowings against lines of credit. Current projections indicate that the Company’s cash position and borrowings will not be significantly different at the end of the year from its position at the beginning of the year. The Company’s bank facilities include a $325 million credit facility, which is secured by the Company’s eligible merchandise inventory, third-party credit card receivables, and, as of May 31, 2007, was amended to include certain Company-owned real estate. The amendment also extended the maturity date of the facility to May 2012.
The Company’s calculated borrowing base was $314.6 million at September 1, 2007. The Company utilized $166.2 million for letters of credit and had no outstanding cash borrowings. The Company is not required to comply with financial covenants under the facility unless the availability under such agreement is less than $32.5 million. At quarter-end, $115.9 million remained available before reaching the $32.5 million threshold. The Company does not anticipate falling below this minimum availability. The Company was in compliance with required debt covenants at the end of the second quarter of fiscal 2008.
The Company has an umbrella trust, currently consisting of four sub-trusts (the “Trusts”), which was established for the purpose of setting aside funds to be used to settle benefit plan obligations. Two of the sub-trusts are restricted to meet funding requirements of the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments totaling $16,000 and $24,728,000 at September 1, 2007 and August 26, 2006, respectively, and were included in other current assets. The remaining two sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets consisted of interest bearing investments totaling $2,026,000 at September 1, 2007 and none August 26, 2006, respectively, and were included in other noncurrent assets. These trusts also own and are the beneficiary of life insurance policies with cash surrender values of approximately $7,047,000 at September 1, 2007, and death benefits of approximately $17,093,000. In addition, the Company owns and is the beneficiary of a number of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
insurance policies on the lives of current and past key executives that are unrestricted as to use. The cash surrender value of these unrestricted policies was approximately $13,620,000 at September 1, 2007, and the death benefit was approximately $20,851,000. At the discretion of the Board of Directors contributions of cash or unrestricted life insurance policies could be contributed to the Trusts.
The Company has a variety of sources for liquidity, which include available cash balances, available lines of credit, cash surrender value of life insurance policies not restricted as to use, and real estate financing options. As discussed above, the Company amended its secured credit facility to include certain Company-owned real estate in the borrowing base which provides flexibility through additional availability under the Company’s line of credit and reduces the Company’s dependence on inventory levels as the determinant of the size of its borrowing base. The amendment allows enough flexibility for this real estate to be removed from the collateral in the future. The Company is evaluating its options with regard to the use and ownership of its owned real estate. Given the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements throughout fiscal years 2008 and 2009.
Forward-looking Statements
Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others, if any, discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, as filed with the Securities and Exchange Commission.
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended March 3, 2007.
Item 4. Controls and Procedures.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 1, 2007, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
During the second quarter of fiscal 2008, the Company paid $4.4 million for the settlement of a class action lawsuit in California regarding compensation matters, which had been accrued during the second quarter of fiscal 2007.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to purchases of common stock of the Company made during the three months ended September 1, 2007, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total
			Number of
			Shares
			Purchased	Approximate
		Average	as Part of	Dollar Value of
	Total	Price Paid	Publicly	Shares that May
	Number of	per Share	Announced	Yet Be Purchased
	Shares	(including	Plans or	Under the Plans
Period	Purchased	fees)	Programs	or Programs
June 3, 2007 through July 7, 2007 (1)	21,086	$8.42	—	$107,449,628
July 8, 2007 through August 4, 2007	—	—	—	107,449,628
August 5, 2007 through September 1, 2007	—	—	—	107,449,628

	21,086	$8.42	—	$107,449,628

(1)	Private purchases from the Company’s employees who sold shares to pay withholding taxes on vested shares of restricted stock.
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
PIER 1 IMPORTS, INC. (Registrant)

Date: October 9, 2007	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: October 9, 2007	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date: October 9, 2007	By:	/s/ Susan E. Barley
Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1*	Third Amendment to the Pier 1 Imports, Inc. 2006 Stock Incentive Plan.

10.2*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004.

10.3*	Amendment No. 1 to Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A.

10.4*	Amendment No. 2 to Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewithin