Form 10-Q
period 2007-12-01
PIER 1 IMPORTS INC/DE
filed 2008-01-10
CIK 278130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 1, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.   No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of January 7, 2008

Common Stock, $1.00 par value	88,543,746

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Dec. 1,	Nov. 25,	Dec. 1,	Nov. 25,
	2007	2006	2007	2006

Net sales	$374,181	$402,714	$1,075,122	$1,149,504

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	248,286	278,131	774,525	792,172
Selling, general and administrative expenses	123,698	183,442	373,279	484,170
Depreciation and amortization	10,347	12,110	31,349	39,338

	382,331	473,683	1,179,153	1,315,680

Operating loss	(8,150)	(70,969)	(104,031)	(166,176)

Nonoperating (income) and expenses:
Interest and investment income	(1,624)	(947)	(6,994)	(6,655)
Interest expense	3,759	4,218	11,716	11,113
Other income	(674)	(1,477)	(1,327)	(1,477)

	1,461	1,794	3,395	2,981

Loss from continuing operations before income taxes	(9,611)	(72,763)	(107,426)	(169,157)
Income tax expense (benefit)	351	(45)	2,323	(615)

Loss from continuing operations	(9,962)	(72,718)	(109,749)	(168,542)

Discontinued operations:
Loss from discontinued operations	—	—	—	(638)
Income tax benefit	—	—	—	(231)

Loss from discontinued operations	—	—	—	(407)

Net loss	$(9,962)	$(72,718)	$(109,749)	$(168,949)

Loss per share from continuing operations:
Basic and diluted	$(0.11)	$(0.83)	$(1.25)	$(1.93)

Loss per share from discontinued operations:
Basic and diluted	—	—	—	$(0.01)

Loss per share:
Basic and diluted	$(0.11)	$(0.83)	$(1.25)	$(1.94)

Dividends declared per share:	—	—	—	$0.20

Average shares outstanding during period:
Basic and diluted	88,178	87,503	87,991	87,302

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	December 1,	March 3,	November 25,
	2007	2007	2006
ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $74,107, $160,721 and $159,843, respectively	$82,652	$167,178	$172,252
Other accounts receivable, net	28,224	21,437	30,018
Inventories	432,782	360,063	392,407
Income tax receivable	14,150	34,966	43,447
Prepaid expenses and other current assets	47,093	50,324	77,913

Total current assets	604,901	633,968	716,037

Properties, net	204,035	239,548	251,326
Other noncurrent assets	44,640	42,954	50,518

	$853,576	$916,470	$1,017,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	138,871	95,609	121,622
Gift cards and other deferred revenue	63,051	66,130	64,685
Accrued income taxes payable	3,200	3,305	2,361
Other accrued liabilities	112,295	119,541	139,456

Total current liabilities	317,417	284,585	328,124

Long-term debt	184,000	184,000	184,000
Other noncurrent liabilities	98,491	86,768	96,222

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	126,245	130,416	126,890
Retained earnings	222,356	337,178	395,797
Cumulative other comprehensive income (loss)	2,343	2,408	(2,726)
Less — 12,281,000, 12,981,000 and 13,076,000 common shares in treasury, at cost, respectively	(198,055)	(209,664)	(211,205)

	253,668	361,117	409,535
Commitments and contingencies	—	—	—

	$853,576	$916,470	$1,017,881

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 1,	November 25,
	2007	2006

Cash flow from operating activities:
Net loss	$(109,749)	$(168,949)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	41,248	48,087
(Gain) loss on disposal of fixed assets	(1,130)	231
Loss on impairment of fixed assets and long-lived assets	4,164	29,839
Stock-based compensation expense	4,416	4,233
Deferred compensation	2,692	7,716
Lease termination expense	10,991	2,859
Deferred income taxes	—	23,869
Other	344	(3,486)
Changes in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivables	—	(15,914)
Purchase of proprietary credit card receivables and other	—	(97,740)
Proceeds from the sale of proprietary credit card operations	—	142,788
Inventories	(72,719)	(22,587)
Other accounts receivable, prepaid expenses and other current assets	(16,919)	(28,077)
Income tax receivable	25,467	(25,555)
Accounts payable and accrued expenses	26,125	21,940
Accrued income taxes payable	582	(2,539)
Defined benefit plan liabilities	(6,282)	(217)
Other noncurrent assets	406	643
Other noncurrent liabilities	(2,195)	(1,582)

Net cash used in operating activities	(92,559)	(84,441)

Cash flow from investing activities:
Capital expenditures	(5,557)	(25,234)
Proceeds from disposition of properties	4,282	104
Proceeds from sale of discontinued operations	—	11,601
Proceeds from sale of Pier 1 National Bank	—	10,754
Proceeds from sale of restricted investments	6,373	217
Purchase of restricted investments	(589)	(2,000)
Collection of note receivable	1,500	—
Collections of principal on beneficial interest in securitized receivables	—	21,907

Net cash provided by investing activities	6,009	17,349

Cash flow from financing activities:
Cash dividends	—	(17,475)
Proceeds from stock options exercised, stock purchase plan and other, net	3,022	3,887
Notes payable borrowings	—	69,000
Repayments of notes payable	—	(69,000)
Debt issuance costs	(998)	(283)

Net cash provided by (used in) financing activities	2,024	(13,871)

Change in cash and cash equivalents	(84,526)	(80,963)
Cash and cash equivalents at beginning of period (including cash at discontinued operation of $0 and $7,100, respectively)	167,178	253,215

Cash and cash equivalents at end of period	$82,652	$172,252

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 1, 2007
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance March 3, 2007	87,798	$100,779	$130,416	$337,178	$2,408	$(209,664)	$361,117

Implementation of new accounting pronouncement(1)	—	—	—	(5,073)	—	—	(5,073)

Comprehensive loss:

Net loss	—	—	—	(109,749)	—	—	(109,749)

Other comprehensive income (loss):
Pension adjustments	—	—	—	—	(871)	—	(871)

Currency translation adjustments	—	—	—	—	806	—	806

Comprehensive loss							(109,814)

Restricted stock compensation	301	—	(3,703)	—	—	4,859	1,156

Stock option compensation expense	—	—	3,260	—	—	—	3,260

Exercise of stock options, stock purchase plan and other	399	—	(3,728)	—	—	6,750	3,022

Balance December 1, 2007	88,498	$100,779	$126,245	$222,356	$2,343	$(198,055)	$253,668

(1)	Relates to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxas — an Interpretation of FASB Statement No. 109. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 1, 2007
AND NOVEMBER 25, 2006
(unaudited)
Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 3, 2007. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of December 1, 2007, and the results of operations and cash flows for the three and nine months ended December 1, 2007 and November 25, 2006 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the periods presented are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). For all periods presented, The Pier has been classified as discontinued operations. The classification of certain amounts previously reported in the consolidated statement of cash flow for the nine months ended November 25, 2006, has been modified to conform to the December 1, 2007 method of presentation.
Note 1 – Loss per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and unvested restricted stock. As the effect would have been antidilutive, all 13,724,660 and 13,625,705 stock options and shares of unvested restricted stock were excluded from the computation of the third quarter and year-to-date loss per share for fiscal 2008 and fiscal 2007, respectively. Loss per share for the three and nine months ended December 1, 2007 and November 25, 2006 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006

Loss from continuing operations, basic and diluted	$(9,962)	$(72,718)	$(109,749)	$(168,542)
Loss from discontinued operations, basic and diluted	—	—	—	(407)

Net loss, basic and diluted	$(9,962)	$(72,718)	$(109,749)	$(168,949)

Average shares outstanding:
Basic and diluted	88,178	87,503	87,991	87,302

Loss per share from continuing operations:
Basic and diluted	$(0.11)	$(0.83)	$(1.25)	$(1.93)

Loss per share from discontinued operations:
Basic and diluted	—	—	—	$(0.01)

Net loss per share:
Basic and diluted	$(0.11)	$(0.83)	$(1.25)	$(1.94)

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
Note 3 – Comprehensive loss
The components of comprehensive loss for the three and nine months ended December 1, 2007 and November 25, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006

Net loss	$(9,962)	$(72,718)	$(109,749)	$(168,949)
Currency translation adjustments	202	(253)	806	(2,143)
Pension adjustments	(871)	—	(871)	—

Comprehensive loss	$(10,631)	$(72,971)	$(109,814)	$(171,092)

Note 4 – Stock-based compensation
The Company accounts for share-based compensation transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options. For the three and nine months ended December 1, 2007, the Company recorded stock-based compensation expense related to stock options and restricted stock of approximately $1,235,000, or $0.01 per share and approximately $4,416,000, or $0.05 per share, respectively. For the three and nine months ended November 25, 2006, the Company recorded stock-based compensation expense related to stock options and restricted stock of approximately $962,000, or $0.01 per share and approximately $4,233,000, or $0.05 per share, respectively. The Company recognized no net tax benefit related to stock-based compensation during the first nine months of fiscal 2008 as a result of the Company’s valuation allowance on all deferred tax assets.
As of December 1, 2007, there was approximately $5,043,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 2.01 years and $3,546,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 2.00 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revisions during the periods presented relate to changes in estimated subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant.
The following table represents a rollforward of the liability balances for the nine months ended December 1, 2007 and November 25, 2006 related to these closures (in thousands):

	Nine Months Ended
	December 1,	November 25,
	2007	2006

Beginning of period	$2,436	$2,859

Original charges	11,442	2,719
Revisions	(451)	140
Cash payments	(4,595)	(2,829)

End of period	$8,832	$2,889

Included in the table above, are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores and the direct to consumer channel. These concepts were closed since their aggregate performance was not in line with the Company’s profitability targets. Lease termination costs associated with these closures were $5,468,000, or $0.06 per share, during the third quarter of fiscal 2008 and $8,966,000, or $0.10 per share, for the fiscal year to date. Total costs are currently anticipated to be approximately $9,000,000. The write-off of fixed assets, write-down of inventory and employee severance costs associated with these closures were not material.
Note 6 – Asset impairment
The Company did not record any impairment charges during the third quarter of fiscal 2008. Impairment charges recorded year-to-date totaled $4,164,000, or $0.05 per share, for the nine months ended December 1, 2007, and were included in selling, general and administrative expenses. These impairment charges related to long-lived assets and intangible assets at underperforming stores and were based on cash flow projections for those stores. These cash flows were estimated based on management’s estimate of future sales, merchandise margins, and expenses over the remaining expected terms of the leases. Estimates used in the third quarter were updated from those used in prior periods to incorporate actual results experienced during the quarter. In the event that actual future results are worse than management’s current estimates, additional charges for asset impairments may be recorded and such charges could have an impact on the Company’s balance sheet and statement of operations.
Note 7 – Secured credit facility
Effective as of May 31, 2007, the Company amended its $325,000,000 secured credit facility to expand the definition of its borrowing base to include certain Company-owned real estate and to revise certain advance rates. Additionally, the maturity date of the facility was extended to May 2012 from the original maturity date of November 2010. The amendment also revised certain other definitions and terms of the facility, including the allowable use of proceeds and permitted dispositions. The Company’s calculated borrowing base was $325,000,000 at December 1, 2007. The Company utilized $159,895,000 for letters of credit, leaving $165,105,000 available at the end of the third quarter. During fiscal 2008, the Company had no cash borrowings under this facility. The Company is not required to comply with financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
covenants under the facility unless the availability under such agreement is less than $32,500,000. At quarter end, $132,605,000 remained available before reaching the $32,500,000 threshold. The Company does not anticipate falling below this minimum availability in the foreseeable future. The Company was in compliance with required debt covenants at the end of the third quarter of fiscal 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended December 1, 2007
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$372,020	$11,760	$(9,599)	$374,181
Cost of sales (including buying and store occupancy costs)	—	246,857	11,002	(9,573)	248,286
Selling, general and administrative (including depreciation and amortization)	419	133,592	34	—	134,045

Operating income (loss)	(419)	(8,429)	724	(26)	(8,150)

Nonoperating (income) expenses	298	1,319	(156)	—	1,461

Income (loss) from continuing operations before income taxes	(717)	(9,748)	880	(26)	(9,611)
Income tax provision (benefit)	—	351	—	—	351

Net income (loss) from continuing operations	(717)	(10,099)	880	(26)	(9,962)

Net income (loss) from subsidiaries	(9,219)	880	—	8,339	—

Net income (loss)	$(9,936)	$(9,219)	$880	$8,313	$(9,962)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended December 1, 2007
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,070,012	$29,828	$(24,718)	$1,075,122
Cost of sales (including buying and store occupancy costs)	—	771,628	27,770	(24,873)	774,525
Selling, general and administrative (including depreciation and amortization)	1,362	403,112	154	—	404,628

Operating income (loss)	(1,362)	(104,728)	1,904	155	(104,031)

Nonoperating (income) expenses	(1,355)	5,227	(477)	—	3,395

Income (loss) from continuing operations before income taxes	(7)	(109,955)	2,381	155	(107,426)
Income tax provision (benefit)	—	2,117	206	—	2,323

Net income (loss) from continuing operations	(7)	(112,072)	2,175	155	(109,749)

Net income (loss) from subsidiaries	(109,897)	2,175	—	107,722	—

Net income (loss)	$(109,904)	$(109,897)	$2,175	$107,877	$(109,749)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 1, 2007
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$16,102	$54,359	$12,191	$—	$82,652
Other accounts receivable, net	2	26,183	2,039	—	28,224
Inventories	—	432,782	—	—	432,782
Income tax receivable	—	13,822	328	—	14,150
Prepaid expenses and other current assets	—	47,093	—	—	47,093

Total current assets	16,104	574,239	14,558	—	604,901

Properties, net	—	200,169	3,866	—	204,035
Investment in subsidiaries	134,072	42,953	—	(177,025)	—
Other noncurrent assets	6,853	37,787	—	—	44,640

	$157,029	$855,148	$18,424	$(177,025)	$853,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37	$137,347	$1,487	$—	$138,871
Intercompany payable (receivable)	(264,965)	290,864	(25,899)	—	—
Gift cards and other deferred revenue	—	63,051	—	—	63,051
Accrued income taxes payable (receivable)	48	3,299	(147)	—	3,200
Other accrued liabilities	3,241	109,024	30	—	112,295

Total current liabilities	(261,639)	603,585	(24,529)	—	317,417

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	98,491	—	—	98,491
Shareholders’ equity	253,668	134,072	42,953	(177,025)	253,668

	$157,029	$855,148	$18,424	$(177,025)	$853,576

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended December 1, 2007
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$7,844	$(103,899)	$3,496	$—	$(92,559)

Cash flow from investing activities:
Capital expenditures	—	(5,557)	—	—	(5,557)
Proceeds from disposition of properties	—	4,282	—	—	4,282
Proceeds from sale of restricted investments	—	6,373	—	—	6,373
Purchase of restricted investments	—	(589)	—	—	(589)
Collections of note receivable		1,500			1,500

Net cash provided by investing activities	—	6,009	—	—	6,009

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	3,022	—	—	—	3,022
Debt issuance costs	—	(998)	—	—	(998)
Advances (to) from subsidiaries	(105,927)	109,548	(3,621)	—	—

Net cash (used in) provided by financing activities	(102,905)	108,550	(3,621)	—	2,024

Change in cash and cash equivalents	(95,061)	10,660	(125)	—	(84,526)
Cash and cash equivalents at beginning of period	111,163	43,699	12,316	—	167,178

Cash and cash equivalents at end of period	$16,102	$54,359	$12,191	$—	$82,652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended November 25, 2006
(in thousands)
(unaudited)

			Non-
	Pier 1	Guarantor	Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$10,109	$(92,875)	$(1,657)	$(18)	$(84,441)

Cash flow from investing activities:
Capital expenditures	—	(25,234)	—	—	(25,234)
Proceeds from disposition of properties	—	104	—	—	104
Proceeds from sale of discontinued operations	—	14,998	(3,397)	—	11,601
Proceeds from sale of Pier 1 National Bank	—	12,962	(2,208)	—	10,754
Proceeds from sale of restricted investments	—	217	—	—	217
Purchase of restricted investments	—	(2,000)	—	—	(2,000)
Collections of principal on beneficial interest in securitized receivables	—	21,907	—	—	21,907

Net cash provided by investing activities	—	22,954	(5,605)	—	17,349

Cash flow from financing activities:
Cash dividends	(17,475)	(18)	—	18	(17,475)
Proceeds from stock options exercised, stock purchase plan and other, net	3,786	101	—	—	3,887
Notes payable borrowings	—	69,000	—	—	69,000
Repayments of notes payable	—	(69,000)	—	—	(69,000)
Debt issuance costs	—	(283)	—	—	(283)
Advances (to) from subsidiaries	(12,229)	14,525	(2,296)	—	—

Net cash (used in) provided by financing activities	(25,918)	14,325	(2,296)	18	(13,871)

Change in cash and cash equivalents	(15,809)	(55,596)	(9,558)	—	(80,963)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$114,970	$45,173	$12,109	$—	$172,252

(1)	Including cash held for sale of $7,100 at beginning of period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 – Defined benefit plans
The Company maintains supplemental retirement plans (“the Plans”) for certain of its executive officers. The Plans provide that upon death, disability or reaching retirement age, or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.
The Plans are not funded and thus have no plan assets. Retirement benefit payments made during the first nine months of fiscal 2008 and 2007 were funded by the sale of restricted investments in the amounts of $6,373,000 and $217,000, respectively, which were held by a trust for this purpose. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and nine months ended December 1, 2007 and November 25, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006
Components of net periodic benefits cost:
Service cost	$175	$602	$255	$1,804
Interest cost	234	482	600	1,448
Amortization of unrecognized prior service costs	121	200	199	602
Amortization of net actuarial loss	36	810	109	2,429
Settlement charge	—	—	1,065	—
Curtailment charge	145	—	145	—

Net periodic benefit cost	$711	$2,094	$2,373	$6,283

The net periodic benefit cost in fiscal 2008 is less than fiscal 2007 as the result of the retirement in fiscal 2007 of two executives covered by the Plans and was partially offset by the addition of a new participant. The settlement charge of $1,065,000 in fiscal 2008 related to the final payout to the retirees.
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
On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to the Company’s recorded reserves for uncertain tax positions during the first nine months of fiscal 2008, other than those made in connection with the adoption of FIN 48 that are described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will increase or decrease during the next 12 months as a result of audit settlements. Accordingly, the Company has classified $5,385,000 of the reserve for uncertain tax positions and the related accrued interest as a current liability in the accompanying consolidated balance sheet.  The Company does not expect the resolution of these issues to have a significant effect on the Company’s results of operations or financial position.
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
During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. During the first nine months of fiscal 2008, the Company filed its fiscal 2007 federal tax return and many of its state tax returns and recorded $1,784,000 in tax expense to adjust its estimated tax refunds at fiscal 2007 year-end to the actual tax refunds. No federal tax benefit was provided and only minimal state and foreign tax provisions were recorded on results from the first nine months of fiscal 2008.
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
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of unique decorative home furnishings, gifts and related items. The Company directly imports merchandise from over 40 countries, and sells a wide variety of furniture collections, decorative accessories, bed and bath products, housewares and other seasonal assortments in its stores. The results of operations for the three and nine months ended December 1, 2007 and November 25, 2006 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of December 1, 2007, the Company operated 1,128 stores in the United States and Canada.
During the first nine months of fiscal 2008, the Company closed 72 store locations, including all of the remaining 36 Pier 1 Kids and 22 clearance stores, as well as its direct to consumer business. By fiscal 2008 year-end, the Company expects to have approximately 1,025 stores in the United States and 83 stores in Canada. The Company’s management believes that the termination of these retail concepts will not only allow for complete focus on the core business, but will also result in substantial cost savings.
During the third quarter of fiscal 2008, the Company’s objective was to achieve sales with sustainable merchandise margins using a reasonable investment of marketing dollars. Through a combination of merchandising and marketing strategies, the Company was able to achieve increased merchandise margins as a percentage of sales compared to the third quarter of the prior year. Although comparable store sales did not increase, management believes increased merchandise margins to be a more important sign of returning to profitability. Higher sales could have been achieved by sacrificing margins through costly promotional activity; however, the Company focused on providing more appealing merchandise for its customers, while sharpening its price points and closely monitoring promotional strategies.
The Company outlined its plan to return the Company to profitability in April of 2007. The plan is built on six business priorities and the Company’s progress on these goals during the first nine months of fiscal 2008 is discussed below:
     1) Improve operational efficiency. During the first nine months of the year, the Company continued to review all costs and to seek ways to streamline and simplify the organization. Management estimates that on-going cost savings from the first nine months of the year were approximately $91 million. The savings consisted primarily of $44 million in marketing and $32 million in store and administrative payroll with the remainder of the savings from general cost-cutting measures. As the Company continues to improve efficiency and simplify all aspects of its organizational structure, management expects to realize additional savings through the remainder of the fiscal year, and projects savings of at least $110 million for fiscal 2008. On an annualized basis, the on-going savings are estimated to be $160 million.

Item 2.	Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
     2) Develop real estate strategies that protect the short-term and long-term future of the Company. The Company continues to carefully review the individual contributions of its existing store portfolio, including all real estate costs in relation to sales. As a result of these reviews, the Company has closed 72 stores year-to-date and plans to close approximately 20 — 25 additional stores during the fourth quarter of fiscal 2008. The remaining fiscal 2008 store closures will primarily coincide with normal lease expirations. New store openings are expected to be minimal during fiscal 2009.
     3) Provide a compelling merchandise selection. The Company has continued to strengthen its buying department over the first nine months of fiscal 2008 by reassigning administrative tasks, promoting internal talent and hiring new buyers with a variety of backgrounds. Buyers are now able to better focus on merchandise strategy and working with vendors to develop new products. The Company’s merchandise mix now includes a larger selection of both affordable impulse items and small accessory furniture along with fewer high-ticket furniture collections.
     4) Create an effective planning and allocations team. The merchandise planning and allocations teams have been combined under single executive management to facilitate better planning and decision making around the quantitative side of the buying process and to ensure the product is in the appropriate store at the optimal time.
     5) Improve supply chain efficiency. The Company is in the process of reviewing all aspects of the flow of merchandise throughout its supply chain.  During the first nine months of this fiscal year, the Company introduced technological advances in the distribution centers and changes to the delivery schedules which improved the store replenishment process and reduced costs.  The Company will continue working with its business partners and vendors to reduce damage to inventory at every stage of the supply chain, reduce overseas consolidation, reduce freight costs, and ensure the timely shipment of merchandise.
     6) Create a cost-effective marketing plan. The Company has redirected its marketing dollars in an effort to drive traffic using more cost effective methods.  External marketing efforts have been structured to reach new and existing customers primarily through the use of periodic in-home mailers, newspaper inserts, email notifications and web site advertisements. In addition to these efforts, the Company continues to operate its web site as a marketing tool with copies of the in-home mailers and product information available to site visitors. The Company is also continuing to use its partnership with Chase through the Pier 1 Imports preferred credit card to reach existing and potential new customers. The Company anticipates that marketing expenditures will be approximately 4% to 5% of sales for fiscal 2008.
Results of Operations
On March 20, 2006, the Company sold its operations of The Pier Retail Group Limited (“The Pier”), the Company’s subsidiary based in the United Kingdom. As a result, The Pier’s prior period operations are considered discontinued and have been reclassified accordingly. Discussions below relate to continuing operations, unless stated otherwise.
Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and nine months ended December 1, 2007 and November 25, 2006:

Item 2.	Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006
Key Performance Metrics

Net sales decline	(7.1%)	(11.8%)	(6.5%)	(9.5%)
Comparable stores sales decline	(1.7%)	(12.9%)	(3.5%)	(11.6%)
Merchandise margins as a % of sales	53.0%	49.7%	48.6%	50.9%
Store occupancy costs as a % of sales	19.4%	18.7%	20.6%	19.8%
Selling, general and administrative expenses as a % of sales	33.1%	45.6%	34.7%	42.1%
Operating loss as a % of sales	(2.2%)	(17.6%)	(9.7%)	(14.5%)
Loss from continuing operations as a % of sales	(2.7%)	(18.1%)	(10.2%)	(14.7%)
Loss from continuing operations per share	$(0.11)	$(0.83)	$(1.25)	$(1.93)

	For the period ended
	December 1,	November 25,
	2007	2006
Inventory per retail square foot	$48.61	$41.58
Total retail square footage (in thousands)	8,866	9,398
Total retail square footage decline from the same period last year	(5.7%)	(1.2%)
Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006
Stores	$371,211	$394,868	$1,051,993	$1,124,682
Direct to consumer	—	4,953	8,367	13,942
Other (1)	2,970	2,893	14,762	10,880

Net sales	$374,181	$402,714	$1,075,122	$1,149,504

(1) Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.
Net sales for the third quarter of fiscal 2008 were $374.2 million, down 7.1% or $28.5 million from last year’s third quarter net sales of $402.7 million. The decline in net sales from the prior year related primarily to the closure of 98 stores over the last 12 months. Net sales declined to $1,075.1 million from $1,149.5 million, down $74.4 million or 6.5%, during the nine-month period ended December 1, 2007 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 1.7% and 3.5%, respectively. Sales on the Pier 1 credit card remained comparable to last year at 24.9% of U.S. store sales for the third quarter of fiscal 2008. Sales for the nine-month period were comprised of the following incremental components (in thousands):

Item 2.	Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)

Net Sales
Net sales for the nine months ended November 25, 2006	$1,149,504

Incremental sales growth (decline) from:
New stores opened during fiscal 2008	1,277
Stores opened during fiscal 2007	9,259
Comparable stores	(36,432)
Closed stores and other	(48,486)

Net sales for the nine months ended December 1, 2007	$1,075,122

During the third quarter, the Company opened one and closed 30 stores, of which 27 were Pier 1 Kids locations, in the United States and Canada. During the first nine months of fiscal 2008, the Company opened four and closed 72 Pier 1 stores in the United States and Canada. Total retail square footage decreased 3.9% from the beginning of fiscal 2008 and 5.7% since the end of the third quarter of fiscal 2007. The Pier 1 Imports store count totaled 1,128 in the United States and Canada at the end of the third quarter compared to 1,221 stores a year ago.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2008 to the number open at the end of the third quarter follows:

	United States	Canada	Total
Open at March 3, 2007	1,112	84	1,196
Openings	4	—	4
Closings	(71)	(1)	(72)

Open at December 1, 2007	1,045	83	1,128

Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, increased 270 basis points to 33.6% for the third quarter of fiscal 2008, and decreased 310 basis points to 28.0% for the first nine months of fiscal 2008 as compared to fiscal 2007 periods. As a percentage of sales, merchandise margins were 53.0% of sales, an increase of 330 basis points for the third quarter compared to the same period last year. Improved margins for the quarter were primarily the result of decreased promotional activity. Also, the Company completed its liquidation of the remaining Pier 1 Kids’ merchandise during the third quarter of fiscal 2008, which negatively impacted margins by 130 basis points. Merchandise margins decreased 230 basis points for the nine-month period ended December 1, 2007, when compared to the same period a year ago. The decrease for the year-to-date period was primarily a result of liquidation efforts related to the clearance of the modern craftsman merchandise and the closure of all of the Company’s Pier 1 Kids and clearance stores and its direct to consumer channel.
Store occupancy costs for the third quarter were $72.4 million, or 19.4% of sales, a decrease of $3.0 million, and an increase of 70 basis points as a percentage of sales, compared to last year’s third quarter store occupancy expense of $75.4 million. Year-to-date, store occupancy costs were $222.0 million, or 20.6% of sales, a decrease of $5.5 million, and an increase of 80 basis points as a percentage of sales, compared to store occupancy expense of $227.5 million during the same period last year. Store occupancy costs decreased as a result of store closures and increased as a percentage of sales as a result of relatively fixed rental costs over a lower sales base in the remaining open stores.
Operating Expenses, Depreciation and Income Taxes – Selling, general and administrative expenses for the third quarter of fiscal 2008 were $123.7 million, or 33.1% of sales, a decrease from the same quarter last year of $59.7 million. Year-to-date selling, general and administrative expenses were $373.3 million, or 34.7% of sales, a decrease of $110.9 million from the same period last year. Selling, general and administrative expenses for the quarter and year-to-date periods included the charges summarized in the tables below (in thousands):

Item 2.	Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)

	December 1, 2007		November 25, 2006		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)
Store payroll	$58,887	15.7%	$65,582	16.3%	$(6,695)
Marketing	16,922	4.5%	38,158	9.5%	(21,236)
Store supplies and services	9,428	2.5%	12,757	3.2%	(3,329)

	85,237	22.8%	116,497	28.9%	(31,260)

Administrative payroll (excluding severance)	19,482	5.2%	23,510	5.8%	(4,028)
Other relatively fixed expenses	12,472	3.3%	14,740	3.7%	(2,268)
Lease termination costs and impairments	6,146	1.6%	25,630	6.4%	(19,484)
Severance and outplacement	361	0.1%	665	0.2%	(304)
Credit card contract termination	—	—	2,400	0.6%	(2,400)

	$123,698	33.1%	$183,442	45.6%	$(59,744)

	December 1, 2007		November 25, 2006		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)
Store payroll	$170,709	15.9%	$191,109	16.6%	$(20,400)
Marketing	51,509	4.8%	95,880	8.3%	(44,371)
Store supplies and services	28,594	2.7%	34,060	3.0%	(5,466)

	250,812	23.3%	321,049	27.9%	(70,237)

Administrative payroll (excluding severance)	61,421	5.7%	72,699	6.3%	(11,278)
Other relatively fixed expenses	40,471	3.8%	49,744	4.3%	(9,273)
Lease termination costs and impairments	15,155	1.4%	32,698	2.8%	(17,543)
Severance and outplacement	5,696	0.5%	1,142	0.1%	4,554
Litigation settlements and related costs	(276)	—	4,438	0.4%	(4,714)
Credit card contract termination	—	—	2,400	0.2%	(2,400)

	$373,279	34.7%	$484,170	42.1%	$(110,891)

Expenses that fluctuate to some degree proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, decreased $31.3 million from the same quarter last year and $70.2 million year-to-date due, in part, to store closures. The decline was also the result of a conscious effort by management to reduce costs at all levels of the organization, especially marketing. Store payroll as a percentage of sales decreased 60 basis points for the quarter and 70 basis points year-to-date primarily as a result of planned reductions in staffing levels in the stores. Marketing as a percentage of sales decreased 500 basis points for the quarter and 350 basis points year-to-date as a result of the Company’s strategic decision to reduce marketing expenditures and to shift from television and catalog advertisements to targeted event mailers, newspaper inserts and emails.
Relatively fixed selling, general and administrative expenses during the third quarter of fiscal 2008 decreased $28.4 million or 640 basis points as a percentage of sales. This decrease was primarily a result of no impairment charges in the third quarter of the current year, compared to $24.8 million in the same quarter last year. Non-store payroll decreased $4.0 million or 60 basis points as a percentage of sales, primarily as a result of a reduction in home office and field employees in the first and second quarters of fiscal 2008.

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
Year-to-date relatively fixed selling, general, and administrative expenses decreased $40.7 million or 280 basis points as a percentage of sales. The decrease was primarily for the same reasons as the net quarterly decrease discussed above. In addition, litigation settlements decreased from the same period last year as a result of a $4.6 million charge in the prior year related to an accrual for the settlement of a class action lawsuit with no corresponding expense in the current year.
Depreciation and amortization expense for the third quarter and year-to-date periods was $10.3 million and $31.3 million, respectively, compared to $12.1 million and $39.3 million for the same periods last year. The decreases were primarily the result of lower net book values on certain store-level assets because of impairment charges taken since the end of the third quarter of fiscal 2007, certain assets becoming fully depreciated, store closures and lower capital expenditures.
The operating loss for the quarter was $8.2 million compared to $71.0 million for last year’s third quarter. For the first nine months of fiscal 2008, operating loss totaled $104.0 million compared to $166.2 million for the same period last year.
During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. During the second and third quarters of fiscal 2008, the Company filed its fiscal 2007 federal tax return and many of its state returns and for the year-to-date recorded a $1.8 million charge to tax expense to adjust its estimated tax refunds at fiscal 2007 year-end to the actual tax refunds. No federal tax benefit was provided and minimal state and foreign tax provisions were recorded during the first nine months of fiscal 2008. The Company has tax loss carryforwards of approximately $194.0 million. These loss carryforwards can be utilized to offset future income for U.S. federal tax purposes, but will expire in fiscal year 2027.
Net Loss – During the third quarter of fiscal 2008, the Company recorded a net loss of $10.0 million, or $0.11 per share, compared to $72.7 million, or $0.83 per share, for the same period last year. Net loss for the first nine months of fiscal 2008 was $109.7 million, or $1.25 per share, compared to $168.9 million, or $1.94 per share, for the first nine months of fiscal 2007, including discontinued operations.
Liquidity and Capital Resources
For the purpose of liquidity and capital resource discussions, the Company’s discontinued operations will be included in financial results of the prior year. The Company ended the third quarter of fiscal 2008 with $82.7 million in cash and temporary investments compared to $172.3 million a year ago. Operating activities in the first nine months of fiscal 2008 used $92.6 million of cash, primarily as a result of the Company’s net loss, an increase in inventories, an increase in other accounts receivable, prepaid expenses and other current assets and payment of retirement benefits. These outflows were partially offset by an increase in accounts payable and the collection of income tax receivables. Inventory levels at the end of the third quarter of fiscal 2008 were $432.8 million, an increase of $72.7 million over inventory levels at the end of last year. This increase was the result of the normal seasonal build-up of inventory in preparation for the holiday selling season and management’s decision to increase inventory levels in the stores. As of the end of the third quarter of fiscal 2008, retail square footage was 5.7% lower compared to the same period last year, and inventory per retail square foot was $48.61 compared to the prior year’s levels of $41.58 and $45.94 in fiscal 2006.
During the first nine months of fiscal 2008, investing activities provided $6.0 million compared to $17.3 million during the same period last year. Proceeds from the sale of investments restricted for the payment of defined benefit obligations provided $6.4 million and were used to fund defined benefit payments of $6.3 million. Proceeds from the disposition of properties provided $4.3 million. The Company collected $1.5 million of a note receivable related to the fiscal 2007 sale of Pier 1 National Bank. Capital expenditures were $5.6 million in fiscal 2008, consisting primarily of $4.3 million for fixtures, equipment, and leasehold improvements for new and existing stores, $0.8 million for information systems’ enhancements, and $0.5 million related to the Company’s distribution centers. Capital expenditures for fiscal 2008 are expected to be approximately $10.0 million, to be spent primarily on existing stores, compared to $28.6 million in fiscal 2007. The Company has closed all Pier 1 Kids and clearance stores and plans to close a total of approximately 90 to 100 stores during fiscal 2008. In

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
addition, the Company closed its direct to consumer business in the second quarter. The Company anticipates net cash outflows related to exit activities of up to $6.0 million, a majority of which will be settled in fiscal 2009 and future periods.
Financing activities for the first nine months of fiscal 2008 provided a net $2.0 million of the Company’s cash. Other financing activities, primarily related to the Company’s stock purchase plan, provided net cash of $3.0 million, which was partially offset by debt issuance costs of $1.0 million related to an amendment to the Company’s secured credit agreement.
At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2008 were $58.0 million. The present value of total existing minimum operating lease commitments discounted at 10% was $838.3 million at the fiscal 2008 third quarter-end.
As of the beginning of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in tax positions. Except for the adoption of FIN 48, there have been no significant changes to the table of contractual obligations as disclosed in the Company’s fiscal 2007 Annual Report on Form 10-K. As of December 1, 2007, the current and noncurrent liabilities for uncertain tax positions including the related accrued interest were $5.4 million and $14.8 million, respectively. The Company is not able to reasonably estimate when the cash payments of the noncurrent portion of the liability will be made. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.
Working capital requirements are expected to be funded from cash generated from the operations of the Company and borrowings against lines of credit. The Company now expects to end fiscal 2008 with less cash than at the end of fiscal 2007, primarily as a result of approximately $30 million additional inventory purchases not originally planned. The Company’s bank facilities include a $325 million credit facility, which is secured by the Company’s eligible merchandise inventory, third-party credit card receivables, and, as of May 31, 2007, was amended to include certain Company-owned real estate. The amendment also extended the maturity date of the facility to May 2012.
The Company’s calculated borrowing base was $325.0 million at December 1, 2007. The Company utilized $159.9 million for letters of credit and had no outstanding cash borrowings. The Company is not required to comply with financial covenants under the facility unless the availability under such agreement is less than $32.5 million. At quarter-end, $132.6 million remained available before reaching the $32.5 million threshold. The Company does not anticipate falling below this minimum availability in the foreseeable future. The Company was in compliance with required debt covenants at the end of the third quarter of fiscal 2008.
The Company has an umbrella trust, currently consisting of four sub-trusts (the “Trusts”), which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to meet funding requirements of the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments of less than $0.1 million and $25.1 million at December 1, 2007 and November 25, 2006, respectively, and were included in other noncurrent assets in fiscal 2008 and in other current assets in fiscal 2007. The remaining two sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets consisted of interest bearing investments totaling $2.1 million at December 1, 2007 and $1.5 million at November 25, 2006, respectively, and were included in other noncurrent assets. These trusts also own and are the beneficiaries of life insurance policies with cash surrender values of approximately $7.1 million at December 1, 2007, and death benefits of approximately $17.1 million. In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of current and past key executives that are unrestricted as to use. The cash surrender value of these unrestricted policies was approximately $13.7 million at December 1, 2007, and the death benefit was approximately $20.9 million. At the discretion of the Board of Directors contributions of cash or unrestricted life insurance policies could be made to the Trusts.

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations. (continued)
The Company has a variety of sources for liquidity, which include available cash balances, available lines of credit, cash surrender value of life insurance policies not restricted as to use, and real estate financing options. As discussed above, the Company amended its secured credit facility to include certain Company-owned real estate in the borrowing base which provides flexibility through additional availability under the Company’s line of credit and reduces the Company’s dependence on inventory levels as the determinant of the size of its borrowing base. The amendment allows enough flexibility for this real estate to be removed from the collateral in the future. The Company is evaluating its options with regard to the use and ownership of its owned real estate. The Company’s current plans for fiscal 2009 include a capital expenditure budget in line with fiscal 2008, which includes minimal store openings, and a net decrease in store count of approximately 20 - 30 stores. The Company does not presently anticipate any other significant cash outflows in fiscal 2009 other than outflows made in the normal course of business. Considering these plans and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements throughout fiscal year 2009.
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
Item 4. Controls and Procedures.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 1, 2007, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
PIER 1 IMPORTS, INC. (Registrant)

Date: January 8, 2008	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: January 8, 2008	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President, Finance,
Chief Financial Officer

Date: January 8, 2008	By:	/s/ Susan E. Barley
Susan E. Barley, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date thereto, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 25, 2006.

10.1	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewithin