Form 10-K
period 2008-03-01
PIER 1 IMPORTS INC/DE
filed 2008-05-07
CIK 278130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2008.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 1, 2007, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $544,013,000 using the closing sales price on that day of $6.18.

As of April 28, 2008, 89,036,887 shares of the registrant’s common stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1) Registrant’s Proxy Statement for the 2008 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT
Fiscal Year Ended March 1, 2008

PART I

Item 1.	Business.

(a)	General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail locations operating under the name Pier 1 Imports®. References to “Pier 1 Kids” related to the Company’s retail locations that operated under the name Pier 1 Kids®.

On March 20, 2006, the Company announced the sale of its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). The Pier has been included in discontinued operations in the Company’s financial statements for fiscal 2007 and prior years. All discussions in this report relate to continuing operations, unless stated otherwise.

In fiscal 2008, the Company opened four new Pier 1 Imports stores located in Chula Vista, California; Peoria, Arizona; Port St. Lucie, Florida; and Tempe, Arizona. The Company closed 83 store locations, including the remaining 36 Pier 1 Kids stores and 22 clearance stores, as well as its direct to consumer business, which included catalog and internet sales. Subject to changes in the retail environment, availability of suitable store sites, lease renewal negotiations and availability of adequate financing, the Company plans to open up to three new Pier 1 Imports stores and close approximately 25 stores during fiscal 2009.

Presently, the Company maintains regional distribution center facilities in or near Baltimore, Maryland; Chicago, Illinois; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington.

The Company has an arrangement to supply Grupo Sanborns, S.A. de C.V. (“Grupo Sanborns”) with merchandise to be sold primarily in a “store within a store” format in certain stores operated by Grupo Sanborns’ subsidiary, Sears Roebuck de Mexico, S.A. de C.V. (“Sears Mexico”). The agreement with Grupo Sanborns will expire January 1, 2012. The agreement is structured in a manner which substantially insulates the Company from currency fluctuations in the value of the Mexican peso. In fiscal 2008, Grupo Sanborns opened four new “store within a store” locations offering Pier 1 Imports merchandise and closed one free-standing location and one “store within a store” location. As of March 1, 2008, Pier 1 Imports merchandise was offered in 31 Sears Mexico stores. Grupo Sanborns’ expansion plans for fiscal 2009 include opening four new “store within a store” locations and one free-standing location in Mexico to sell Pier 1 Imports merchandise. Since Sears Mexico operates these locations, the Company has no employee or real estate obligations in Mexico.

The Company has a product distribution agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”), which allows Sears Puerto Rico to market and sell Pier 1 Imports merchandise in a “store within a store” format in certain Sears Puerto Rico stores. The Company has no employee or real estate obligations in Puerto Rico because Sears Puerto Rico operates these locations. As of March 1, 2008, Pier 1 Imports merchandise was offered in seven Sears Puerto Rico stores. Sears Puerto Rico has no plans for new “store within a store” locations in Puerto Rico during fiscal 2009.

During fiscal 2007, the Company sold its credit card operations, which included its credit card bank located in Omaha, Nebraska, that operated under the name Pier 1 National Bank, N.A. (the “Bank”) to Chase Bank USA, N.A. (“Chase”). The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts and the common stock of the Bank. The Company and Chase have entered into a long-term program agreement. Under this agreement, the Company continues to support the card through marketing programs and receives payments over the life of the agreement for transaction level incentives, marketing support and other program terms.

In August 2007, the Company discontinued its e-commerce business. The Company continues to use its web site, www.pier1.com, for marketing and product information purposes.

(b)	Financial Information about Industry Segments.

In fiscal 2008, the Company conducted business as one operating segment consisting of the retail sale of decorative home furnishings, gifts and related items.

Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c)	Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores operating under the name “Pier 1 Imports”, selling a wide variety of furniture, wicker, decorative home furnishings, dining and kitchen goods, epicurean products, bath and bedding accessories, candles and other specialty items for the home.

On March 1, 2008, the Company operated 1,034 Pier 1 Imports stores in the United States and 83 Pier 1 Imports stores in Canada. The Company had three remaining franchise agreements to operate stores in the United States that expired in June 2007. During fiscal 2008, the Company supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns and Sears Puerto Rico, which sold Pier 1 Imports merchandise primarily in a “store within a store” format in 31 Sears Mexico stores and in seven Sears Puerto Rico stores. Pier 1 Imports stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 Imports stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2008, net sales of the Company totaled $1.5 billion.

Pier 1 Imports offers a unique selection of merchandise consisting of more than 4,000 items imported from over 50 countries around the world. While the broad categories of Pier 1 Imports’ merchandise remain fairly constant, individual items within these product categories change frequently in order to meet the changing demands and preferences of customers. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES — This product group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and contributed approximately 63% to Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2008, 62% in fiscal year 2007 and 60% in fiscal year 2006. These items are imported primarily from Asian and European countries, as well as some domestic sources. This category includes decorative wood accessories, lamps, vases, dried and artificial flowers, baskets, wall decorations, ceramics, dinnerware, bath and fragrance products, candles, bedding, epicurean products, and seasonal and gift items.

FURNITURE — This product group consists of furniture and furniture cushions to be used in living, dining, kitchen and bedroom areas, sunrooms, and on patios. This product group constituted approximately 37% of Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2008, 38% in fiscal year 2007 and 40% in fiscal year 2006. These goods are imported from a variety of countries such as Italy, Malaysia, Brazil, Mexico, China, the Philippines and Indonesia, and are also obtained from domestic sources. The furniture is made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 Imports is not dependent on any particular supplier and has enjoyed long-standing relationships with many vendors and agents. The Company believes alternative sources of products could be procured over a relatively short period of time, if necessary. In selecting the source of a product, Pier 1 Imports considers quality, dependability of delivery, and cost. During fiscal 2008, Pier 1 Imports sold merchandise imported from over 50 different countries with slightly more than one-third of its sales derived from merchandise produced in China. The remainder of its merchandise is sourced from Indonesia, India and other countries around the world.

Imported merchandise and a portion of domestic purchases are delivered to the Company’s distribution centers, unpacked and made available for shipment to the various stores in each distribution center’s region.

The Company, through one of its wholly owned subsidiaries, owns a number of federally registered trademarks and service marks under which Pier 1 Imports stores do business. Additionally, certain subsidiaries of the Company have registered and have applications pending for the registration of certain other Pier 1 Imports trademarks and service marks in the United States and in numerous foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company maintains a policy of pursuing registration of its marks and opposing any infringement of its marks.

The Company operates in the highly competitive specialty retail business and competes primarily with specialty sections of large department stores, furniture and decorative home furnishings retailers, small specialty stores, and mass merchandising discounters.

The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The Company monitors the level of and stated reasons for returns and maintains a reserve for future returns based on historical experience and other known factors.

On March 1, 2008, the Company employed approximately 16,400 associates in the United States and Canada, of which approximately 6,100 were full-time employees and 10,300 were part-time employees.

(d)	Financial Information about Geographic Areas.

Information required by this Item is found in Note 1 of the Notes to the Consolidated Financial Statements.

(e)	Available Information.

The Company makes available free of charge through its Internet web site address (www.pier1.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC.

Certain statements contained in Item 1, Item 7 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution centers, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Executive Officers of the Company

ALEXANDER W. SMITH, age 55, has been a director of Pier 1 Imports, has served as President and Chief Executive Officer and has been a member of Pier 1 Imports’ Executive Committee since February 19, 2007. From March 2004 to February 18, 2007, Mr. Smith served as the Senior Executive Vice President, Group President of The TJX Companies, Inc. From 2001 to March 2004, Mr. Smith served as Executive Vice President, Group Executive, International of The TJX Companies, Inc.

CHARLES H. TURNER, age 51, has served as Executive Vice President of the Company since April 2002 and has served as Chief Financial Officer of the Company since August 1999. He served as Senior Vice President of Finance of the Company from August 1999 to April 2002. He served as Senior Vice President of Stores of the Company from August 1994 to August 1999, and served as Controller and Principal Accounting Officer of the Company from January 1992 to August 1994.

GREGORY S. HUMENESKY, age 56, has served as Executive Vice President of Human Resources of the Company since February 2005. Prior to joining the Company, he served as Senior Vice President of Human Resources at Zale Corporation from April 1996 to February 2005.

JAY R. JACOBS, age 53, has served as Executive Vice President of Merchandising of the Company since April 2002. He served as Senior Vice President of Merchandising of the Company from May 1995 to April 2002. He served as Vice President of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from May 1993 to May 1995, and served as Director of Divisional Merchandising of Pier 1 Imports (U.S.), Inc. from July 1991 to May 1993.

SHARON M. LEITE, age 45, has served as Executive Vice President of Store Operations of the Company since September 2007. Prior to joining the Company, she served as Vice President of Store Operations at Bath & Body Works from April 2001 to August 2007.

DAVID A. WALKER, age 57, has served as Executive Vice President of Planning and Allocations of the Company since March 2007. He served as Executive Vice President of Logistics and Allocations/Stores of the Company from December 2006 to March 2007. He served as Executive Vice President of Logistics and Allocations of the Company from April 2002 to December 2006. He served as Senior Vice President of Logistics and Allocations of the Company from September 1999 to April 2002. He served as Vice President of Planning and Allocations of Pier 1 Imports (U.S.), Inc. from January 1994 to September 1999, and served as Director of Merchandise Services of Pier 1 Imports (U.S.), Inc. from October 1989 to January 1994.

MICHAEL A. CARTER, age 49, has served as Senior Vice President, General Counsel and Secretary of the Company since December 2005. He served as Vice President — Legal Affairs of Pier 1 Imports, (U.S.), Inc. from April 1999 to December 2005. He served as Corporate Counsel of Pier 1 Imports (U.S.), Inc. from March 1990 until April 1999. He served as Assistant Secretary of the Company from April 1991 until December 2005.

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

The Company implemented a strategy during fiscal 2008, described in Item 7, for returning the Company to profitability. The turnaround strategy may negatively impact the Company’s operations, which could include disruptions from the realignment of operational functions within the home office, changes in the store administration reporting structure, and changes in the Company’s product assortments or marketing strategies. These changes could adversely affect the Company’s business operations and financial results. While the Company believes any disruptions would be short-term, it is unknown whether the impact would be material. In addition, if the Company’s turnaround strategy is not successful, or if it is not executed effectively, the Company’s business operations and financial results could be adversely affected.

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home furnishings.

The success of the Company’s specialty retail business depends upon its ability to predict trends in home furnishings consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product. The seasonal nature of the business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to changes in evolving home furnishing trends, customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing home furnishing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and in turn the results of operations.

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

Consumer spending, including spending for the home and home-related furnishings, are dependent upon factors that include, but are not limited to, general economic conditions, levels of employment, disposable consumer income, prevailing interest rates, consumer debt, costs of fuel, inflation, recession and fears of recession, war and fears of war, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products and therefore lower sales and negatively impact the business and its operating results.

Factors that may or may not be controllable by the Company may adversely affect the Company’s financial performance.

Increases in the Company’s expenses that are beyond the Company’s control including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, insurance and healthcare, increases in postage and media costs, higher tax rates and changes in laws and regulations, including accounting standards, may negatively impact the Company’s operating results.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the business.

The success and growth of the Company is partially dependent on generating customer traffic in order to gain sales momentum in its stores. Successful marketing efforts require the ability to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. The Company’s inability to accurately predict its consumers’ preferences may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or operating results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets.

The Company makes certain estimates and projections with regards to individual store operations in connection with its impairment analyses for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s results of operations could be adversely affected.

Risks Related to Store Profitability

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business is dependent on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a stores’ operating expense is the cost associated with leasing the location. Management actively monitors individual store performance to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics change, and the Company may choose to close an underperforming store before its lease expires and incur lease termination costs associated with that closing. The Company cannot give assurance that a reduction in openings or increase in closings will result in greater profits.

Failure to attract and retain an effective management team or changes in the costs or availability of a suitable workforce to manage and support the Company’s stores and distribution facilities could adversely affect the business.

The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and employees. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the stores and the distribution facilities, which could have an adverse effect on the business. Management will continue to assess the Company’s compensation and benefit structure in an effort to attract future qualified candidates or retain current experienced management team members.

Occasionally the Company experiences union organizing activities in its non-unionized distribution facilities. These types of activities may result in work slowdowns or stoppages and higher labor costs. Any increase in costs associated with labor organization at the distribution facilities could result in higher costs to distribute inventory and could negatively impact merchandise margins.

Factors affecting the general strength of the economy in periods of decline could result in reduced consumer demand for the Company’s products.

The Company’s successful execution relies on customer demand for its merchandise, which is affected by factors that are impacted by prevailing economic conditions. A general slowdown in the United States economy, adverse trends in consumers’ ability to borrow money, and an uncertain economic outlook may adversely affect consumer spending which in turn could result in lower sales and unfavorable operating results. A prolonged economic downturn could have a material adverse effect on the business, and its financial condition and results of operations.

The Company operates in a highly competitive retail environment with companies offering similar merchandise, and if customers are lost to the Company’s competitors, sales could decline.

The Company’s retail locations operate in the highly competitive specialty retail business competing with specialty sections of large department stores, home furnishing stores, small specialty stores and mass merchandising discounters. Management believes that in addition to competing for sales, it competes on the basis of pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company could also experience added short-term competition when other retailers are liquidating merchandise for various reasons. The level of competition is not anticipated to decrease and if the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices and loss of customers, which in turn could result in reduced merchandise margins and operating results.

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

Failure of any critical software applications, technology infrastructure, telecommunications, data communications, or networks could have a material adverse effect on the Company’s ability to manage the merchandise supply chain, sell products, accomplish payment functions or report financial data. Although the Company maintains off-site data backups, a concentration of technology related risk does exist in certain locations.

The Company outsources certain business processes to third-party vendors that subject the Company to risks, including disruptions in business and increased costs.

Some business processes that are dependent on technology are outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, insurance claims processing, U.S. customs filings and reporting, certain payroll processing and tax filings, and record keeping for retirement plans. The Company makes a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on the Company’s results of operations, financial condition, or ability to accomplish its financial and management reporting.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and employees could expose the Company to litigation and damage the Company’s reputation.

The Company receives and maintains certain personal information about its customers and employees. The use of this information by the Company is regulated at the international, federal and state levels. If the Company’s security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, as well as operations, results of operations and financial condition, and could result in litigation against the Company or the imposition of penalties. As privacy and information security laws and regulations change, the Company may incur additional costs to ensure it remains in compliance.

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

Local, state, and federal legislation also has a potential material effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental agencies in the course of operating its business because of its numerous locations, large number of employees, contact with consumers and importation and exportation of product. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also cause additional costs in the form of penalties.

Risks Associated with International Trade

As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company may order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports, could affect the Company’s ability to import merchandise from certain countries. Fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import products from certain countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with U.S. laws and Company standards, including quality and safety standards, is more difficult than monitoring of domestic vendors.

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

In recent years, dispute resolution processes have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances, these trade disputes can lead to threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade to be beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of products purchased from sanctioned countries. In that case, the Company may be required to seek similar products from other countries.

Risks Relating to Liquidity

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured credit facility, which may impose certain financial covenants.

The Company maintains a secured credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to occasionally fund working capital requirements. Borrowings under the credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company. Substantial utilization of the availability under the borrowing base will result in various restrictions on the Company including: restricting the ability of the Company to repurchase its common stock or pay dividends, dominion over the Company’s cash accounts, and requiring compliance with a minimum fixed charge coverage ratio. Significant decreases in cash flow from operations and investing could result in the Company’s borrowing increased amounts under the credit facility to fund operational needs. Increases in utilization of letters of credit and/or increased cash borrowings could result in the Company’s being subject to these limitations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company is headquartered in Fort Worth, Texas. In August 2004, the Company completed construction of its corporate facilities, which contain approximately 460,000 square feet of office space. Subsequent to fiscal 2008 year end, the Company entered into an agreement to sell its headquarters building and accompanying land. As part of the transaction, the Company will enter into a lease agreement to rent approximately 250,000 square feet of office space in the building for a primary term of seven years beginning on the closing date, with one three-year renewal option, and a right to terminate the lease at the end of the fifth lease year. The transaction is expected to close no later than June 30, 2008.

The Company leases the majority of its retail stores, its warehouses and regional space. At March 1, 2008, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $813.4 million. The Company currently owns and leases distribution center space of approximately 4.5 million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases.

The following table sets forth the distribution of Pier 1 Imports’ U.S. and Canadian stores by state and province as of March 1, 2008:

United States

Alabama	15	Louisiana	15	Ohio	33
Alaska	1	Maine	1	Oklahoma	9
Arizona	26	Maryland	25	Oregon	14
Arkansas	8	Massachusetts	25	Pennsylvania	39
California	116	Michigan	34	Rhode Island	3
Colorado	22	Minnesota	20	South Carolina	17
Connecticut	21	Mississippi	7	South Dakota	2
Delaware	4	Missouri	19	Tennessee	19
Florida	78	Montana	6	Texas	84
Georgia	32	Nebraska	3	Utah	10
Hawaii	4	Nevada	9	Virginia	35
Idaho	6	New Hampshire	6	Washington	28

United States (Continued)

Illinois	43	New Jersey	35	West Virginia	5
Indiana	18	New Mexico	5	Wisconsin	19
Iowa	9	New York	46	Wyoming	1
Kansas	9	North Carolina	34
Kentucky	11	North Dakota	3

Canada

Alberta	11	New Brunswick	2	Ontario	35
British Columbia	14	Newfoundland	1	Quebec	15
Manitoba	2	Nova Scotia	1	Saskatchewan	2

As of March 1, 2008, the Company owned or leased under operating leases the following warehouse properties in or near the following cities:

Owned/Leased
Location	Approx. Sq. Ft.	Facility

Baltimore, Maryland	981,000 sq. ft.	Leased
Chicago, Illinois	514,000 sq. ft.	Owned
Columbus, Ohio	527,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased
Tacoma, Washington	451,000 sq. ft.	Leased

Item 3.	Legal Proceedings.

During fiscal 2008, the Company paid $4.4 million for the settlement of a class action lawsuit in California regarding compensation matters. This amount had been accrued during fiscal 2007.

There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in nature. The Company maintains liability insurance for protection against most of these claims. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect, either individually or in aggregate, on the Company’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of the Company’s 2008 fiscal year.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2008 and 2007.

	Market Price
Fiscal 2008	High	Low

First quarter	$8.00	$6.48
Second quarter	8.93	5.84
Third quarter	6.52	3.67
Fourth quarter	6.93	3.28
Fiscal 2007
First quarter	$12.65	$8.07
Second quarter	9.12	5.68
Third quarter	7.81	5.84
Fourth quarter	6.86	5.95

Number of Holders of Record

The Company’s common stock is traded on the NYSE. As of April 21, 2008, there were approximately 10,000 shareholders of record of the Company’s common stock.

Dividends

In fiscal 2007, the Company announced that its Board of Directors discontinued the Company’s $0.10 per share quarterly cash dividend. The Company believed that discontinuing the cash dividend would provide financial flexibility as it executed the Company’s turnaround strategy. The Company does not currently anticipate paying cash dividends in fiscal 2009 and its dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

The following table shows the dividends paid per share for each quarter of fiscal 2008 and 2007:

Cash Dividends
Fiscal 2008	per Share

First quarter	—
Second quarter	—
Third quarter	—
Fourth quarter	—

Cash Dividends
Fiscal 2007	per Share

First quarter	$.10
Second quarter	.10
Third quarter	—
Fourth quarter	—

Dividend payments are not restricted by the Company’s secured credit facility unless the availability under the Company’s credit facility is less than 30% of the Company’s borrowing base, as defined by the agreement. At year end, such borrowing base consisted of a percentage of eligible inventory, third-party credit card receivables and certain Company-owned real estate, and varies according to the levels of the underlying collateral. During fiscal 2008, the Company had no working capital borrowings under this facility. As of March 1, 2008, the Company utilized approximately $120.9 million in letters of credit and bankers acceptances against its secured credit facility, and the borrowing base was $325.0 million. The Company is not required to comply with financial covenants under its secured credit facility unless the availability under such agreement is less than $32.5 million. After excluding the $32.5 million, the Company had $171.6 million available for cash borrowings as of year end, and thus, was in compliance with required debt covenants at fiscal 2008 year end. Since the Company entered an agreement to sell its corporate headquarters subsequent to fiscal 2008 year end, this property will be excluded from secured assets prior to the transaction’s closing and the borrowing base could decrease by as much as $50.0 million when the property is removed.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by the SEC’s rules, that $100 had been invested in the Company’s stock and in each index on March 1, 2003, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on March 1, 2008.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of common stock of the Company made during the three months ended March 1, 2008, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2008	2007(1)	2006	2005	2004
	($ In millions except per share amounts)

SUMMARY OF OPERATIONS(2):
Net sales	$1,511.8	1,623.2	1,776.7	1,825.3	1,806.1
Gross profit(3)	$439.6	474.0	601.7	703.6	760.9
Selling, general and administrative expenses(4)	$487.9	649.0	588.3	549.6	526.1
Depreciation and amortization	$39.8	51.2	56.2	55.8	48.9
Operating income (loss)	$(88.1)	(226.2)	(42.8)	98.2	186.0
Nonoperating (income) and expenses, net	$5.3	1.9	(0.9)	(0.9)	(1.0)
Income (loss) from continuing operations before income taxes	$(93.4)	(228.1)	(41.9)	99.1	187.0
Income (loss) from continuing operations, net of tax	$(96.0)	(227.2)	(27.5)	62.8	117.7
Income (loss) from discontinued operations, net of tax	$—	(0.4)	(12.3)	(2.3)	0.3
Net income (loss)	$(96.0)	(227.6)	(39.8)	60.5	118.0
PER SHARE AMOUNTS:
Basic earnings (loss) from continuing operations	$(1.09)	(2.59)	(.32)	.72	1.32
Diluted earnings (loss) from continuing operations	$(1.09)	(2.59)	(.32)	.71	1.29
Basic earnings (loss) from discontinued operations	$—	(.01)	(.14)	(.03)	—
Diluted earnings (loss) from discontinued operations	$—	(.01)	(.14)	(.03)	—
Basic earnings (loss)	$(1.09)	(2.60)	(.46)	.69	1.32
Diluted earnings (loss)	$(1.09)	(2.60)	(.46)	.68	1.29
Cash dividends declared	$—	.20	.40	.40	.30
Shareholders’ equity	$3.04	4.13	6.81	7.63	7.66
OTHER FINANCIAL DATA:
Working capital(5)	$387.9	434.6	575.2	481.0	499.6
Current ratio(5)	2.4	2.5	3.0	2.6	2.8
Total assets	$821.9	916.5	1,169.9	1,075.7	1,052.2
Long-term debt	$184.0	184.0	184.0	19.0	19.0
Shareholders’ equity	$267.7	361.1	590.0	664.4	683.6
Weighted average diluted shares outstanding (millions)	88.1	87.4	86.6	88.8	91.6
Effective tax rate(6)	(2.8)%	0.4	34.5	36.7	37.1

(1)	Fiscal 2007 consisted of a 53-week year. All other fiscal years presented reflect 52-week years.

(2)	Amounts are from continuing operations unless otherwise specified.

(3)	Gross profit for fiscal 2007 included a pre-tax charge of $32.5 million for inventory write-down related to a strategic decision made in the fourth quarter to liquidate certain inventory by the end of the first quarter of fiscal 2008.

(4)	The decrease in selling, general and administrative expense for fiscal 2008 relates primarily to initiatives to reduce costs company-wide. See detailed description of these reductions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selling, general and administrative expense in fiscal 2007 included a pre-tax charge of $32.3 million related to impairment charges on long-lived store level assets.

(5)	Working capital and current ratio include the effect of the classification of the office building held for sale as a current asset in all periods presented.

(6)	In fiscal 2008, the Company recorded minimal state and foreign tax provisions and provided a valuation allowance on the deferred tax asset arising from the tax benefit of fiscal 2008 losses. The decrease in the Company’s effective tax rate for fiscal 2007 was the result of recording a valuation allowance on its deferred tax assets during the second quarter and only recording a tax benefit on the losses for the year that could be carried back.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company imports merchandise directly from over 50 countries, and sells a wide variety of furniture collections, wicker, decorative accessories, bed and bath products, candles, housewares and other seasonal assortments in its stores. The Company conducts business as one operating segment. The Company operates stores in the United States and Canada under the name “Pier 1 Imports”, and, for a portion of fiscal 2008 and in prior years “Pier 1 Kids.” In order to focus on its core business, the Company closed all Pier 1 Kids and clearance stores during fiscal 2008. In addition, the Company closed its direct to consumer business, which included e-commerce and catalogs. The termination of these retail concepts has not only allowed for complete focus on the core business, but has also resulted in substantial on-going cost savings.

In April of 2007, the Company outlined a plan to return to profitability that was built on six business priorities. The Company’s management believes that if it executes these business priorities effectively and efficiently as part of its turnaround strategy, the Company will, over time, return to profitability. The Company made significant progress on these goals during fiscal 2008. It began by reviewing all costs and seeking ways to streamline and simplify the organization. Management estimates that on-going savings realized during fiscal 2008 were approximately $125 million. The savings consisted primarily of $53 million in marketing and $46 million in store and administrative payroll with the remainder of the savings from general cost-cutting measures. Management expects to continue to realize these on-going cost savings and anticipates savings in fiscal 2009 to be $160 million on an annual basis compared to fiscal 2007.

During fiscal 2008, the Company continued to conduct reviews of the individual contributions of its existing store portfolio, including all real estate costs in relation to sales. As a result of these reviews, the Company closed 83 stores during fiscal 2008 and plans to close approximately 25 stores during fiscal 2009. The Company opened four stores in fiscal 2008 and plans to open up to three new stores during fiscal 2009. Additionally, in June 2007, the Company announced it was considering all options related to its corporate headquarters in Fort Worth, Texas in order to recoup its investment and minimize its on-going costs. Subsequent to fiscal 2008 year end, the Company entered into an agreement to sell the headquarters building and accompanying land for $104 million. As part of the transaction, the Company will also enter into a lease agreement to rent approximately 250,000 square feet of office space in the building. The transaction is expected to close no later than June 30, 2008.

A key component of the turnaround strategy was strengthening the Company’s merchandise assortment in stores. The Company strengthened its buying department during fiscal 2008 by reassigning tasks, promoting internal talent and hiring new buyers with a variety of backgrounds. Buyers are now able to better focus on merchandise strategy and working with vendors to develop new products. The Company’s merchandise mix now includes a larger selection of both affordable impulse items and small accessory furniture. Additionally, the merchandise planning and allocations teams have been combined under single executive management to facilitate better planning and decision making around the quantitative side of the buying process and to ensure the product is in the appropriate store at the optimal time. Many process improvements and technology implementations have been initiated to make the supply chain more efficient and reduce costs. These initiatives have reduced the lead times required for ordering merchandise, simplified overseas consolidation of merchandise, and improved distribution center-to-store delivery schedules, and will enable the Company to reduce the levels of back stock maintained in the distribution centers, thus reducing carrying costs. The Company currently plans to reduce merchandise levels at the distribution centers by revising its ordering process and reducing future order quantities. The Company will continue working with its business partners and vendors to reduce damage to inventory at every stage of the supply chain, improve the cost and efficiency of overseas consolidation, reduce freight costs, and ensure the timely shipment of merchandise.

The Company redirected its marketing dollars in an effort to drive traffic using more cost effective methods. External marketing efforts have been structured to reach new and existing customers through the use of periodic in-home mailers, newspaper inserts, email notifications and web site advertisements. In addition to these efforts, the Company continues to operate its website as a marketing tool with copies of the in-home mailers and product information available to site visitors. The Company is also continuing to leverage its partnership with Chase Bank USA, N.A. (“Chase”) through the Pier 1 Imports preferred credit card to reach existing and identify and target potential new customers. The Company anticipates that marketing expenditures will approximate 4% to 5% of sales for fiscal 2009.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources relates to continuing operations, unless otherwise stated, and should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto which can be found in Item 8 of this report. Fiscal 2008 and fiscal 2006 were 52-week years while fiscal 2007 was a 53-week year.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions of this section):

Key Performance Indicators	2008	2007	2006

Continuing operations:
Total sales decline	(6.9)%	(8.6)%	(2.7)%
Comparable stores sales decline	(1.7)%	(11.3)%	(7.1)%
Sales per average retail square foot	$164	$168	$187
Merchandise margins as a % of sales	48.5%	47.9%	50.2%
Gross profit as a % of sales	29.1%	29.2%	33.9%
Selling, general and administrative expenses as a % of sales	32.3%	40.0%	33.1%
Operating loss from continuing operations as a % of sales	(5.8)%	(13.9)%	(2.4)%
Loss from continuing operations as a % of sales	(6.4)%	(14.0)%	(1.5)%
Inventory per retail square foot	$46.71	$38.84	$39.07
Total retail square footage (in thousands)	8,782	9,230	9,407
Total retail square footage growth (decline)	(4.9)%	(1.9)%	3.2%

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

Comparable store sales in fiscal 2009 are anticipated to include all stores with the exception of the four locations opened during fiscal 2008. Stores closed during fiscal 2009 will be excluded after they are closed.

FISCAL YEARS ENDED MARCH 1, 2008 AND MARCH 3, 2007

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Stores	$1,486,147	$1,590,854	$1,753,927
Direct to consumer	8,366	18,943	15,345
Other(1)	17,319	13,419	7,429

Net sales	$1,511,832	$1,623,216	$1,776,701

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.

Net sales during fiscal 2008 were $1,511.8 million, a decrease of $111.4 million or 6.9%, from $1,623.2 million for the prior fiscal year. The decrease in sales for the fiscal year was comprised of the following components (in thousands):

2008

New stores opened during fiscal 2008	$2,641
Stores opened during fiscal 2007	9,778
Comparable stores	(23,860)
Closed stores and other(1)	(99,943)

Net decrease in sales	$(111,384)

(1)	Includes a decrease in sales related to the 53rd week in fiscal 2007 as well as the decrease in catalog and e-commerce sales.

Comparable store sales for fiscal 2008 declined 1.7%. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations had a favorable impact of approximately 70 basis points on both net sales and comparable store calculations in fiscal 2008 compared to fiscal 2007.

During fiscal 2008, the Company opened four new stores and closed 83 store locations, including all Pier 1 Kids and clearance stores. In addition, the Company closed its direct to consumer business. As of March 1, 2008, the Company operated 1,117 stores in the United States and Canada. The Company continues to evaluate its real estate portfolio on a store-by-store and market-by-market basis and will open or close stores as deemed appropriate. During fiscal 2009, the Company expects to open up to three new Pier 1 Imports stores and close approximately 25 stores. A summary reconciliation of the Company’s stores open at the beginning of fiscal 2008, 2007 and 2006 to the number open at the end of each period follows (openings and closings include relocated stores):

	United States	Canada	Total

Open at February 26, 2005	1,115	80	1,195
Openings	65	4	69
Closings	(37)	(1)	(38)

Open at February 25, 2006	1,143	83	1,226
Openings	32	2	34
Closings	(63)	(1)	(64)

Open at March 3, 2007	1,112	84	1,196
Openings	4	—	4
Closings	(82)	(1)	(83)

Open at March 1, 2008(1)	1,034	83	1,117

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2008, there were 31 and seven locations in Mexico and Puerto Rico, respectively.

Gross Profit

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 29.1% in fiscal 2008 compared to 29.2% a year ago. Merchandise margins were 48.5% as a percentage of sales, an increase of 60 basis points over 47.9% in fiscal 2007. Although margins improved overall in fiscal 2008, margins were negatively impacted by the clearance activities related to the liquidation of the Company’s modern craftsmen merchandise, the closure of its Pier 1 Kids stores, clearance stores and its direct to consumer channel. Merchandise margins in fiscal 2007 were negatively impacted by 200 basis points as a result of a $32.5 million inventory write-down. Store occupancy costs during fiscal 2008 were $293.2 million or 19.4% of sales, a decrease of $10.2 million and an increase of 70 basis points over store occupancy costs of $303.4 million or 18.7% of sales during fiscal 2007. The decrease of $10.2 million was due to store closures, while the increase as a percentage of sales was the result of the deleveraging of relatively fixed rental costs over a slightly lower sales base in the remaining open stores.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, were $487.9 million or 32.3% of sales in fiscal 2008, a decrease of $161.1 million and 770 basis points from last year’s $649.0 million or 40.0% of sales. Selling, general and administrative expenses included charges summarized in the table below (in thousands):

	March 1, 2008		March 3, 2007		Increase /
	Expense	% Sales	Expense	% Sales	(Decrease)

Store payroll	$229,573	15.2%	$261,600	16.1%	$(32,027)
Marketing	63,970	4.2%	117,364	7.2%	(53,394)
Store supplies and equipment rental	38,341	2.5%	47,378	2.9%	(9,037)

	331,884	22.0%	426,342	26.3%	(94,458)
Administrative payroll	82,244	5.4%	96,712	6.0%	(14,468)
Lease termination costs and impairments	15,470	1.0%	40,372	2.5%	(24,902)
(Gain) loss on disposal of fixed assets	(2,137)	(0.1)%	187	0.0%	(2,324)
Severance, outplacement and new CEO	5,972	0.4%	2,679	0.2%	3,293
Settlement and curtailment, retirement plan	1,763	0.1%	6,769	0.4%	(5,006)
Litigation settlements	(89)	0.0%	4,836	0.3%	(4,925)
Credit card contract termination	—	—	2,400	0.1%	(2,400)
Other relatively fixed expenses	52,791	3.5%	68,708	4.2%	(15,917)

	156,014	10.3%	222,663	13.7%	(66,649)
	$487,898	32.3%	$649,005	40.0%	$(161,107)

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, decreased $94.5 million and 430 basis points as a percentage of sales from last year due, in part, to store closures. The decline was primarily the result of a conscious effort by management to reduce costs at all levels of the organization, especially marketing. Store payroll, including bonus, decreased $32.0 million as a result of store closures, and decreased 90 basis points as a percentage of sales primarily as a result of planned reductions in staffing levels in the stores. Marketing expense decreased $53.4 million and 300 basis points as a percentage of sales as a result of the Company’s strategic decision to shift from television and catalog advertisements to targeted event mailers, newspaper inserts and emails. Other variable expenses such as store supplies and equipment rental decreased 40 basis points as a percentage of sales, primarily due to efforts to reduce costs.

Relatively fixed selling, general and administrative expenses decreased $66.6 million and 340 basis points as a percentage of sales in fiscal 2008 compared to last year. Administrative payroll including bonus decreased $14.5 million and 50 basis points as a percentage of sales, resulting primarily from decreases in salaries and wages related to a reduction in the number of home office and field administrative employees in the first half of fiscal 2008. Decreases in other non-store payroll expenses included a $5.0 million decrease in retirement plan settlement and curtailment expense primarily as a result of the retirement of two officers in fiscal 2007 compared to one in fiscal 2008, partly offset by a $3.3 million increase in severance and outplacement costs in fiscal 2008 associated primarily with home office and field administration headcount reductions during the first two quarters of the year. Impairment charges decreased $31.4 million as a result of less impairment recorded during the year, and lease termination obligations increased $6.4 million related primarily to the closure of all Pier 1 Kids and clearance stores during fiscal 2008. Litigation settlements decreased $4.9 million from the prior year as a result of a $4.6 million charge in the prior year related to an accrual for the settlement of a class action lawsuit with no similar expense in the current year. Other selling, general and administrative expenses that do not typically vary with sales decreased primarily as a result of the Company’s continued initiative to manage and control expenses.

The Company entered into a contract to sell its headquarters facility and lease a portion of the building subsequent to fiscal 2008. This transaction is expected to be finalized no later than June 30, 2008. During fiscal 2009, the Company anticipates an increase in rent expense related to this transaction, partly offset by a decrease in building operating expenses and the amortization of the deferred gain on the sale, for a portion of fiscal 2009.

Depreciation and amortization for fiscal 2008 was $39.8 million, representing a decrease of approximately $11.4 million from last year’s depreciation and amortization expense of $51.2 million. This decrease was primarily the result of lower net book values on certain store-level long-lived assets because of impairment charges taken during and since the end of fiscal 2007, certain assets’ becoming fully depreciated, store closures, and lower capital expenditures. Beginning in fiscal 2009, the Company expects depreciation expense to decrease approximately $4.7 million annually as a result of the anticipated sale of the Company’s headquarters.

In fiscal 2008, the Company recorded an operating loss of $88.1 million compared to $226.2 million for fiscal 2007.

During fiscal 2008, the Company recorded a $1.8 million charge to tax expense to adjust its federal and state income tax refunds estimated at fiscal 2007 year end to the actual tax refunds filed for. The federal tax benefit was entirely offset by provision of a full valuation allowance on the deferred assets arising from the benefit, and only minimal state and foreign tax provisions were recorded on results for fiscal 2008. Net deferred tax assets of $125.7 million were fully reserved at year end through a valuation allowance. The Company has tax loss carryforwards of approximately $203.0 million. These loss carryforwards, with expirations beginning in fiscal year 2027, can be utilized to offset future income for U.S. federal tax purposes.

Net Loss

Net loss in fiscal 2008 was $96.0 million or $1.09 per share, an improvement of $131.6 million when compared to fiscal 2007’s net loss (including discontinued operations) of $227.6 million, or $2.60 per share. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations in fiscal 2007.

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

Net sales during fiscal 2007 were $1,623.2 million, a decrease of $153.5 million or 8.6%, from $1,776.7 million for fiscal 2006. The decrease in sales for fiscal 2007 was comprised of the following components (in thousands):

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

During fiscal 2007, the Company opened 34 and closed 64 stores in the United States and Canada, bringing its Pier 1 Imports and Pier 1 Kids store count to 1,196 at year end, compared to 1,226 at the end of fiscal 2006. A summary reconciliation of the Company’s stores open at the beginning of fiscal 2007, 2006 and 2005 to the number open at the end of each period follows (openings and closings include relocated stores):

	United States	Canada	Total(2)

Open at February 28, 2004	1,055	68	1,123
Openings	101	13	114
Closings	(41)	(1)	(42)

Open at February 26, 2005	1,115	80	1,195
Openings	65	4	69
Closings	(37)	(1)	(38)

Open at February 25, 2006	1,143	83	1,226
Openings	32	2	34
Closings	(63)	(1)	(64)

Open at March 3, 2007(1)	1,112	84	1,196

(1)	The Company supplied merchandise and licensed the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sold Pier 1 Imports merchandise in a “store within a store” format. At the end of fiscal 2007, there were 29 and seven locations in Mexico and Puerto Rico, respectively.

(2)	Total store count included 36 Pier 1 Kids stores and 26 clearance stores at March 3, 2007.

In November 2006, the Company sold its proprietary credit card business to Chase. At that time, the Company also entered into a long-term program agreement with Chase. Under this agreement, the Company has continued to use the card as a marketing and communication tool to its most loyal customers.

Gross Profit

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 29.2% in fiscal 2007 compared to 33.9% in fiscal 2006. Merchandise margins, as a percentage of sales, declined from 50.2% in fiscal 2006 to 47.9% in fiscal 2007, a decrease of 230 basis points. The decline in merchandise margin rates resulted primarily from increased discounting and markdown activity throughout fiscal 2007 and an inventory write-down of $32.5 million incurred during the fourth quarter. The inventory write-down was the result of a strategic decision to liquidate certain inventory by the end of the first quarter of fiscal 2008. Store occupancy costs during fiscal 2007 were $303.4 million or 18.7% of sales, an increase of $12.9 million and 230 basis points over store occupancy costs of $290.4 million or 16.3% of sales during fiscal 2006. This increase was primarily due to the deleveraging of relatively fixed rental costs over a lower sales base and an increase in rental expense, property taxes and utility costs.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, comprised 40.0% of sales in fiscal 2007, an increase of 690 basis points over 33.1% of sales in fiscal 2006. In total dollars, selling, general and administrative expenses increased $60.7 million in fiscal 2007 over fiscal 2006; $50.3 million of this increase is summarized in the table below. Expenses that fluctuate to some degree proportionately with sales and number of new stores, such as store payroll, marketing, store supplies, and equipment rental, increased $8.5 million. These variable expenses increased 280 basis points as a percentage of sales for fiscal 2007 compared to fiscal 2006. Marketing expense increased $13.9 million or 140 basis points as a percentage of sales. During fiscal 2007, the Company increased both the number of different catalogs published and the circulation while maintaining its other marketing initiatives that were focused on driving sales and reinforcing its brand position. Store salaries, including bonus, decreased $3.5 million from fiscal 2006, yet increased 120 basis points as a percentage of sales, as sales were insufficient to leverage certain fixed portions of store payroll costs incurred to maintain minimum staffing levels to provide quality customer service. Other variable expenses such as equipment rental and store supplies decreased $1.9 million, yet increased 20 basis points as a percentage of sales.

Relatively fixed selling, general and administrative expenses increased $52.2 million in fiscal 2007, or 410 basis points as a percentage of sales over fiscal 2006. This amount included the following items, which are summarized in the table below. The Company recognized impairment charges of $36.4 million on long-lived assets (including a goodwill impairment charge of $4.1 million related to Pier 1 Kids) versus $5.8 million in fiscal 2006. The impairment on fixed assets of $32.3 million resulted from lower than expected sales trends, which caused asset carrying values to exceed estimated future cash flows. The goodwill impairment charge was the result of the Company’s decision to start integrating Pier 1 Kids’ merchandise into its existing Pier 1 Imports store base by including this merchandise as an additional product assortment line and to no longer expand Pier 1 Kids locations as a stand-alone store concept. The Company recorded a $4.9 million charge for the settlement of and legal fees related to class action lawsuits primarily regarding compensation matters in California. Other selling, general and administrative expenses that do not typically vary with sales increased $16.7 million, primarily as a result of retirement plan settlement and curtailment charges of $6.8 million related to the retirement of two officers in fiscal 2007, $4.5 million expense for the relocation of Pier 1 Kids’ distribution facilities and integration of its headquarters, and compensation expense recognized on stock options of $4.5 million.

	2007	2006	Increase

Store-level asset impairments	$32,300	$5,840	$26,460
Settlement and curtailment charges, retirement plan	6,769	1,008	5,761
Litigation settlement and related legal fees	4,942	—	4,942
Stock option compensation expense	4,494	—	4,494
Goodwill impairment for Pier 1 Kids	4,070	—	4,070
Pier 1 Kids relocation and other	4,533	—	4,533

	$57,108	$6,848	$50,260

Depreciation and amortization for fiscal 2007 was $51.2 million, representing a decrease of approximately $5.0 million from depreciation and amortization expense of $56.2 million for fiscal 2006. This decrease was primarily the result of the impairment of certain store-level assets, a decrease in depreciation expense related to the 64 stores closed in the United States and Canada since the end of fiscal 2006 and an overall reduction in capital expenditures. These decreases were partially offset by increases in depreciation expense related to new store openings in the United States and Canada, and software applications launched subsequent to the end of fiscal 2006.

In fiscal 2007, the Company had an operating loss of $226.2 million, $183.4 million more than the operating loss of $42.8 million for fiscal 2006.

During fiscal 2007, the Company recorded a charge of $24.7 million to establish a valuation allowance related to deferred tax assets from prior years. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses for fiscal years 2007, 2006 and 2005. The Company concluded that a valuation allowance was necessary based upon this evaluation and the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”.

In addition, net deferred tax assets arising from fiscal 2007 losses in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance recorded during the year. As these deferred tax assets were established and fully reserved during fiscal 2007, there was no net impact to the provision for income taxes. There was no tax benefit recorded on approximately $150.0 million of fiscal 2007’s losses. At the end of fiscal 2007, the net deferred tax assets and the offsetting valuation allowance totaled $86.3 million.

Net Loss

Net loss from continuing operations in fiscal 2007 was $227.2 million or $2.59 per share, an increase of $199.8 million as compared to fiscal 2006’s net loss from continuing operations of $27.5 million, or $0.32 per share.

Net loss from discontinued operations was $0.4 million or $0.01 per share in fiscal 2007 and $12.3 million or $0.14 per share in fiscal 2006. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Total net loss in fiscal 2007 was $227.6 million, or $2.60 per share, a decrease in earnings of $187.8 million as compared to fiscal 2006’s net loss of $39.8 million, or $0.46 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $93.4 million at the end of fiscal 2008, a decrease of $73.7 million from the fiscal 2007 year end balance of $167.2 million. Operating activities used $83.1 million primarily as a result of the Company’s net loss and increases in merchandise inventories. Store-level inventories were intentionally increased through additional purchases. At the end of fiscal 2008, inventory per retail square foot was $46.71 compared to $38.84 in the prior year. Management believes that store-level inventories are currently near optimum levels but plans to reduce distribution center inventories during fiscal 2009 by revising its ordering process and reducing future order quantities. Total inventories are currently expected to be approximately $380.0 million at fiscal 2009 year end. Additionally, net accounts payable and accrued expenses decreased due to payments of $7.2 million in lease termination obligations and payments of $13.5 million related to payments of deferred compensation and payments from the non-qualified retirement savings plan. These outflows were partially offset by the receipt of approximately $26.0 million of federal and state income tax refunds.

During fiscal 2008, the Company’s investing activities provided $6.4 million. Proceeds from the sale of restricted investments used primarily for the payment of defined benefit obligations provided $7.0 million. Proceeds from the disposition of properties provided $5.7 million primarily related to the sale of four Company-owned stores. The Company collected $1.5 million of a note receivable related to the fiscal 2007 sale of Pier 1 National Bank. Capital expenditures were $7.2 million and consisted primarily of $5.1 million for fixtures and leasehold improvements in existing stores and distribution centers, $1.0 million for new stores and $1.1 million primarily related to information systems enhancements.

Financing activities for fiscal 2008 provided a net $2.9 million. Other financing activities, primarily related to the Company’s stock purchase plan, provided a net $3.9 million, which was partially offset by debt issuance costs of $1.0 million related to an amendment to the Company’s secured credit agreement in the first quarter of fiscal 2008.

The Company’s bank facilities include a $325 million credit facility expiring in May 2012, which was secured by the Company’s eligible merchandise inventory, third-party credit card receivables and certain Company-owned real estate at year end. During fiscal 2008, the Company had no cash borrowings against its credit facility. As of March 1, 2008, the Company had approximately $120.9 million in letters of credit and bankers acceptances utilized against its secured credit facility. The borrowing base was $325.0 million, of which $171.6 million was available for cash borrowings. This credit facility may limit certain investments, and in some instances, may limit the payment of dividends and repurchases of the Company’s common stock. The Company was in compliance with all required debt covenants at fiscal 2008 year end. Subsequent to fiscal 2008, the Company entered into an agreement to sell its corporate headquarters building and land. As a result of this transaction, the Company will remove the corporate headquarters as collateral, which could result in a reduction of up to $50 million in the Company’s borrowing base.

The Company does not currently anticipate paying cash dividends in fiscal 2009, and its dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors. Under the terms of the Company’s secured credit facility, the Company will not be restricted from paying dividends unless the availability under the credit facility is less than 30% of the Company’s calculated borrowing base.

During fiscal 2008, the Company did not make any repurchases of, and has no immediate plans to repurchase, shares of its outstanding common stock.

A summary of the Company’s contractual obligations and other commercial commitments as of March 1, 2008 is listed below (in thousands):

	Amount of Commitment per Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases	$1,066,593	$227,571	$389,257	$278,698	$171,067
Purchase obligations(1)	163,037	163,037	—	—	—
Convertible debt(2)	165,000	—	165,000	—	—
Standby letters of credit(3)	49,997	24,430	25,567	—	—
Industrial revenue bonds(3)	19,000	—	—	—	19,000
Interest on convertible debt(2)	31,556	10,519	21,037	—	—
Interest on industrial revenue bonds(4)	10,509	560	1,121	1,121	7,707
Interest and related fees on secured credit facility(5)	6,213	1,462	2,924	1,827	—
Other obligations(6)(7)	33,625	9,778	2,801	4,315	16,731

Total(8)(9)	$1,545,530	$437,357	$607,707	$285,961	$214,505

Liabilities recorded on the balance sheet			$270,034
Commitments not recorded on the balance sheet			1,275,496

Total			$1,545,530

(1)	As of March 1, 2008, the Company had approximately $163.0 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year and includes $36.6 million in merchandise letters of credit.

(2)	The Company’s convertible debt is subject to redemption in part or full on February 15, 2011, and the above amounts assume the notes will be repaid or refinanced at that time. If all notes remain outstanding until maturity in 2036, the total interest paid would be $284.2 million. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of the Company’s convertible senior notes.

(3)	The Company also has outstanding standby letters of credit totaling $19.4 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(4)	The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2008 year end.

(5)	Represents estimated commitment fees for trade and standby letters of credit, and unused fees on the Company’s $325 million secured credit facility, which expires in May 2012, calculated based upon balances and rates in effect at fiscal 2008 year end.

(6)	Other obligations represent the Company’s liability under various unfunded retirement plans. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(7)	Other obligations also include approximately $8.5 million of reserves for uncertain tax positions, including interest and penalties, under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which has been classified as a current liability. Excluded from this table is the noncurrent portion of reserves for uncertain tax positions of $12.3 million for which the Company is not reasonably able to estimate the timing of future cash flows.

(8)	The above amounts do not include payments that may be due under employment agreements and post employment consulting agreements with certain employees. The terms and amounts under such agreements are disclosed in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders. Subsequent to year end, all post employment consulting agreements were mutually terminated.

(9)	Subsequent to fiscal 2008 year end, the Company entered into an agreement to sell its corporate headquarters. As part of the transaction, the Company will also enter into a lease agreement to rent office space in the building. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

The present value of the Company’s minimum future operating lease commitments discounted at 10% was $813.4 million at fiscal 2008 year end. The Company plans to fund these commitments from cash generated from the operations of the Company and, if needed, from borrowings against lines of credit.

As part of the transaction subsequent to fiscal 2008 year end to sell the Company’s corporate headquarters, the Company will also enter into a lease agreement to rent space in the building. The lease has a primary term of seven years from the closing date with one three-year renewal option and a right to terminate the lease at the end of the fifth lease year.

At the beginning of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in tax positions. As of March 1, 2008, the Company had $8.5 million of its reserves for uncertain tax positions, including interest and penalties, classified as current. The Company is not able to reasonably estimate when the cash payments of the remaining reserve for uncertain tax positions will be made. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

During fiscal 2009, the Company plans to open up to three new stores and close approximately
25 stores as leases expire or are otherwise ended. The new store locations will be financed primarily through operating leases. Total capital expenditures for fiscal 2009 are expected to be approximately $15 to $18 million. Of this amount, the Company expects to spend approximately $9 million on store development, $4 million on information systems enhancements and approximately $2 million primarily related to the Company’s distribution centers. Additionally, the Company may spend approximately $3 million related to the office space the Company will lease upon the anticipated sale of the Company’s headquarters.

The Company has an umbrella trust, currently consisting of four sub-trusts (the “Trusts”), which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants of the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments of less than $0.1 million and $6.1 million at March 1, 2008 and March 3, 2007, respectively, and were included in other noncurrent assets in fiscal 2008 and in other current assets in fiscal 2007. The remaining two sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified retirement savings plans. These trusts’ assets consisted of interest bearing investments totaling $1.5 million at March 1, 2008 and at March 3, 2007, and were included in other noncurrent assets. These trusts also own and are the beneficiaries of life insurance policies with cash surrender values of approximately $7.2 million at March 1, 2008, and death benefits of approximately $17.1 million. In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. The cash surrender value of these unrestricted policies was approximately $13.8 million at March 1, 2008, and included in other noncurrent assets. The death benefit related to the unrestricted policies was approximately $21.1 million. At the discretion of the Board of Directors, contributions of cash or unrestricted life insurance policies could be made to the Trusts.

The Company’s sources of working capital for fiscal 2008 were cash flows from internally generated funds and collections of income tax receivables. The Company has a variety of sources for liquidity, which include available cash balances, available lines of credit and cash surrender value of life insurance policies not restricted as to use. The Company’s current plans for fiscal 2009 include a capital expenditure budget of approximately $15 to $18 million, which includes up to three new store openings, and a decrease in store count of approximately 25 stores. The Company is expecting charges of approximately $6 million during fiscal 2009 in connection with planned store closures and the exit of excess leased distribution center space. The Company does not presently anticipate any other significant cash outflows in fiscal 2009 other than those occurring in the normal course of business. Considering these plans, expected proceeds from the sale of the headquarters building, collection of income tax receivables, and the other sources of liquidity referred to above, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements through fiscal year 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases and letters of credit discussed above, the Company’s only other off-balance sheet arrangement related to the securitization of the Company’s proprietary credit card receivables during a portion of fiscal 2007. The Company allowed its securitization agreement to expire during fiscal 2007 and subsequently sold its proprietary credit card operations to Chase. At the time of the expiration of the securitization agreement, the Company purchased $144.0 million of proprietary credit card receivables, previously held by the Pier 1 Imports Credit Card Master Trust (“Master Trust”) for $100.0 million in cash and in exchange for $44.0 million of beneficial interest. The Master Trust, upon approval from debt security (“Class A Certificates”) holders, paid $100.0 million to redeem the Class A Certificates that were outstanding.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates, with the exception of the impairment of long-lived assets, the early retirement of participants in its defined benefit plans, and income taxes as discussed below. The Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to the Company’s financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies are subject to market risk exposure that would be considered material and as a result, has not provided a sensitivity analysis.

The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

Revenue recognition — The Company recognizes revenue from retail sales, net of sales tax and third-party credit card fees, upon customer receipt or delivery of merchandise, including sales under deferred payment promotions on its proprietary credit card in fiscal 2007 and prior years. The Company records an allowance for estimated merchandise returns based upon historical experience and other known factors. Should actual returns differ from the Company’s estimates and current provision for merchandise returns, revisions to the estimated merchandise returns may be required.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized after a period of 30 months from the original issuance and was $1.7 million, $6.2 million and $5.1 million in fiscal 2008, 2007 and 2006, respectively. Gift card breakage decreased in the current year as a result of increased redemption rates on more recently issued gift cards.

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s warehouse using actual vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing products. Carrying values of inventory are analyzed and to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns are recorded to reduce the retail price of such slow-moving merchandise as needed. Since the determination of carrying values of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

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

Impairment of long-lived assets — Long-lived assets such as buildings, equipment, furniture and fixtures, and leasehold improvements are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of changes in sales, merchandise margins, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded $4.8 million, $31.9 million and $5.6 million in impairment charges in fiscal 2008, 2007 and 2006, respectively. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future. If management had lowered its assumptions of comparable store sales results by 3% over the next five years, additional impairment charges of approximately $3.8 million would have been recorded in fiscal 2008.

Insurance provision — During fiscal 2008, the Company maintained insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 and $750,000, respectively, per claim. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims development factors as well as information obtained from and projections made by the Company’s insurance carrier and underwriters. The recorded liabilities for workers’ compensation and general liability claims, including those occurring in prior years but not yet settled, at March 1, 2008 were $19.0 million and $7.1 million, respectively.

The assumptions made in determining the above estimates are reviewed continually and the liability adjusted accordingly as new facts are revealed. Changes in circumstances and conditions affecting the assumptions used in determining the liabilities could cause actual results to differ from the Company’s recorded amounts.

Defined benefit plans — The Company maintains supplemental retirement plans (the “Plans”) for certain of its current and former executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs.

Stock-based compensation — The fair value of stock options is amortized as compensation expense over the vesting periods of the options. The fair values for options granted by the Company are estimated as of the date of grant using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. The Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected term of the option, the Company bases its estimates on historical exercise activity of grants with similar vesting periods. Expected volatility is based on the historical volatility of the common stock of the Company for a period approximating the expected life. The risk free interest rate utilized is the United States Treasury rate that most closely matches the weighted average expected life at the time of the grant. The expected dividend yield is based on the annual dividend rate at the time of grant or estimates of future anticipated dividend rates. If the Company had used different assumptions, the value of stock options may have been different.

Income taxes — The Company records income tax expense using the liability method for taxes. The Company is subject to income tax in many jurisdictions, including the United States, various states and localities, and foreign countries. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of tax exposures for foreign and domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The process of determining tax expense by jurisdiction involves the calculation of actual current tax expense or benefit, together with the assessment of deferred tax expense resulting from differing treatment of items for tax and financial accounting purposes. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. In evaluating the likelihood that sufficient earnings would be available in the near future to realize the deferred tax assets, the Company considered cumulative losses over three years including the current year.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from March 3, 2007.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, from time to time, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company also, on occasion, uses contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales. Contracts that hedge the repatriation of Canadian funds have maturities not exceeding 18 months and changes in the fair value and settlement of these contracts are included in selling, general and administrative expenses. At March 1, 2008, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The interest rate exposure on the Company’s secured credit facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of March 1, 2008, the Company had $19.0 million in borrowings outstanding on its industrial revenue bonds and no cash borrowings outstanding on its secured credit facility. A hypothetical 10% adverse change in the interest rates applicable to either or both of these variable rate instruments would have a negligible impact on the Company’s earnings and cash flows.

Additionally, the Company has $165.0 million in convertible senior notes outstanding, which mature in February 2036. The notes pay a fixed annual rate of 6.375% for the first five years and a fixed rate of 6.125% thereafter. Changes in market interest rates generally affect the fair value of fixed rate debt instruments, but would not affect the Company’s financial position, results of operations or cash flows related to these notes. As of March 1, 2008, the fair value of these notes was $133.7 million based on quoted market values.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of March 1, 2008 and March 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 1, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at March 1, 2008 and March 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 1, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes to the consolidated financial statements, effective February 26, 2006, Pier 1 Imports, Inc. adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, effective March 3, 2007, Pier 1 Imports, Inc. adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), and effective March 4, 2007, Pier 1 Imports, Inc. adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 2, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Fort Worth, Texas
May 2, 2008

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Year Ended
	2008	2007	2006

Net sales	$1,511,832	$1,623,216	$1,776,701
Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	1,072,280	1,149,257	1,175,011
Selling, general and administrative expenses	487,898	649,005	588,273
Depreciation and amortization	39,792	51,184	56,229

	1,599,970	1,849,446	1,819,513

Operating loss	(88,138)	(226,230)	(42,812)
Nonoperating (income) and expenses:
Interest and investment income	(8,677)	(12,456)	(3,510)
Interest expense	15,916	16,116	2,610
Other income	(1,960)	(1,767)	—

	5,279	1,893	(900)

Loss from continuing operations before income taxes	(93,417)	(228,123)	(41,912)
Provision (benefit) for income taxes	2,594	(885)	(14,441)

Net loss from continuing operations	(96,011)	(227,238)	(27,471)

Discontinued operations:
Loss from discontinued operations	—	(638)	(17,583)
Income tax benefit	—	(231)	(5,250)

Net loss from discontinued operations	—	(407)	(12,333)

Net loss	$(96,011)	$(227,645)	$(39,804)

Loss per share from continuing operations:
Basic and diluted	$(1.09)	$(2.59)	$(0.32)

Loss per share from discontinued operations:
Basic and diluted	$—	$(0.01)	$(0.14)

Loss per share:
Basic and diluted	$(1.09)	$(2.60)	$(0.46)

Dividends declared per share:	$—	$0.20	$0.40

Average shares outstanding during period:
Basic and diluted	88,083	87,395	86,629

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $87,837 and $160,721, respectively	$93,433	$167,178
Other accounts receivable, net of allowance for doubtful accounts of $1,034 and $566, respectively	23,121	21,437
Inventories	411,709	360,063
Income tax receivable	13,632	34,966
Office building held for sale	80,539	85,187
Prepaid expenses and other current assets	41,445	50,324

Total current assets	663,879	719,155
Properties, net	114,952	154,361
Other noncurrent assets	43,073	42,954

	$821,904	$916,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,084	$95,609
Gift cards and other deferred revenue	63,101	66,130
Accrued income taxes payable	5,000	3,305
Other accrued liabilities	101,817	119,541

Total current liabilities	276,002	284,585
Long-term debt	184,000	184,000
Other noncurrent liabilities	94,158	86,768
Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779
Paid-in capital	126,795	130,416
Retained earnings	236,094	337,178
Cumulative other comprehensive income	373	2,408
Less — 12,172,000 and 12,981,000 common shares in treasury, at cost, respectively	(196,297)	(209,664)

	267,744	361,117
Commitments and contingencies	—	—

	$821,904	$916,470

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	2008	2007	2006

Cash flow from operating activities:
Net loss	$(96,011)	$(227,645)	$(39,804)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	53,608	63,496	78,781
(Gain) loss on disposal of fixed assets	(2,137)	187	1,781
Loss on impairment of fixed assets and other long-lived assets	5,030	36,369	6,024
Write-down of assets held for sale	—	—	7,441
Stock-based compensation expense	5,837	5,464	636
Deferred compensation	4,157	16,915	10,766
Lease termination expense	10,440	4,003	4,176
Deferred income taxes	—	24,576	(14,496)
Other	639	(3,121)	236
Change in cash from:
Sale of receivables in exchange for beneficial interest in securitized receivables	—	(15,914)	(74,550)
Purchase of proprietary credit card receivables and other	—	(97,740)	—
Proceeds from the sale of proprietary credit card operations	—	144,622	—
Inventories	(51,646)	9,757	882
Other accounts receivable, prepaid expenses and other current assets	(8,776)	(14,428)	(22,778)
Income tax receivable	25,616	(16,955)	(18,011)
Accounts payable and accrued expenses	(24,447)	(5,388)	7,369
Income taxes payable	2,765	(1,595)	(6,966)
Defined benefit plan liabilities	(6,351)	(25,495)	—
Other noncurrent assets	2,457	566	(2,558)
Other noncurrent liabilities	(4,255)	(2,579)	(3,226)

Net cash used in operating activities	(83,074)	(104,905)	(64,297)

Cash flow from investing activities:
Capital expenditures	(7,153)	(28,600)	(50,979)
Proceeds from disposition of properties	5,674	173	1,401
Proceeds from sale of discontinued operation	—	11,601	—
Proceeds from sale of Pier 1 National Bank	—	10,754	—
Proceeds from sale of restricted investments	6,986	25,707	3,226
Purchase of restricted investments	(589)	(9,712)	(3,500)
Collection of note receivable	1,500	—	—
Collections of principal on beneficial interest in securitized receivables	—	21,907	60,240

Net cash provided by investing activities	6,418	31,830	10,388

Cash flow from financing activities:
Cash dividends	—	(17,398)	(34,667)
Purchases of treasury stock	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	3,909	4,719	7,641
Issuance of long-term debt	—	—	165,000
Notes payable borrowings	—	69,000	86,500
Repayment of notes payable	—	(69,000)	(86,500)
Debt issuance costs	(998)	(283)	(6,739)
Purchase of call option	—	—	(9,145)

Net cash provided by (used in) financing activities	2,911	(12,962)	118,043

Change in cash and cash equivalents	(73,745)	(86,037)	64,134
Cash and cash equivalents at beginning of period (including cash at discontinued operation of $0, $7,100 and $3,359, respectively)	167,178	253,215	189,081

Cash and cash equivalents at end of period	$93,433	$167,178	$253,215

Supplemental cash flow information:
Interest paid	$14,138	$12,821	$8,136

Income taxes paid	$1,124	$2,021	$21,342

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except per share amounts)

					Cumulative
	Common Stock				Other			Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Compensation	Equity

Balance February 26, 2005	86,240	$100,779	$141,850	$656,692	$(1,426)	$(233,526)	$—	$664,369
Comprehensive income (loss):
Net loss	—	—	—	(39,804)	—	—	—	(39,804)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	—	—	—	—	1,149	—	—	1,149
Currency translation adjustments	—	—	—	—	(306)	—	—	(306)

Comprehensive loss								(38,961)

Purchases of treasury stock	(250)	—	—	—	—	(4,047)	—	(4,047)
Restricted stock grant and amortization	203	—	(386)	—	—	3,278	(2,256)	636
Exercise of stock options, stock purchase plan and other	746	—	(3,640)	—	—	12,041	—	8,401
Cash dividends ($.40 per share)	—	—	—	(34,667)	—	—	—	(34,667)
Purchase of call option, net of tax	—	—	(5,749)	—	—	—	—	(5,749)

Balance February 25, 2006	86,939	100,779	132,075	582,221	(583)	(222,254)	(2,256)	589,982

Comprehensive income (loss):
Net loss	—	—	—	(227,645)	—	—	—	(227,645)
Other comprehensive income (loss), net of tax as applicable:
Minimum pension liability adjustments	—	—	—	—	7,172	—	—	7,172
Currency translation adjustments	—	—	—	—	(2,550)	—	—	(2,550)

Comprehensive loss								(223,023)

Adjustment to initially apply SFAS No. 158	—	—	—	—	(1,631)	—	—	(1,631)
Restricted stock compensation	185	—	(4,280)	—	—	2,994	2,256	970
Stock option compensation expense	—	—	4,494	—	—	—	—	4,494
Exercise of stock options, stock purchase plan and other	674	—	(1,873)	—	—	9,596	—	7,723
Cash dividends ($.20 per share)	—	—	—	(17,398)	—	—	—	(17,398)

Balance March 3, 2007	87,798	100,779	130,416	337,178	2,408	(209,664)	—	361,117

Implementation of FIN 48	—	—	—	(5,073)	—	—	—	(5,073)
Comprehensive loss:
Net loss	—	—	—	(96,011)	—	—	—	(96,011)
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	—	—	—	—	(3,017)	—	—	(3,017)
Currency translation adjustments	—	—	—	—	982	—	—	982

Comprehensive loss								(98,046)

Restricted stock compensation	281	—	(2,974)	—	—	4,533	—	1,559
Stock option compensation expense	—	—	4,278	—	—	—	—	4,278
Exercise of stock options, stock purchase plan and other	528	—	(4,925)	—	—	8,834	—	3,909

Balance March 1, 2008	88,607	$100,779	$126,795	$236,094	$373	$(196,297)	$—	$267,744

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts, with retail stores located in the United States and Canada. Additionally, the Company has merchandise in “store within a store” locations in Mexico and Puerto Rico that are primarily operated by Sears Roebuck de Mexico, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc., respectively. On March 20, 2006, the Company sold its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). The Pier has been included in discontinued operations in the Company’s financial statements for fiscal years 2007 and 2006.

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

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and conducts business as one operating segment. The Company’s domestic operations provided 90.9%, 92.3% and 93.0% of its net sales, with 8.7%, 7.3% and 6.7% provided by stores in Canada, and the remainder from royalties received from Sears Roebuck de Mexico S.A. de C.V. during fiscal 2008, 2007 and 2006, respectively. As of March 1, 2008, March 3, 2007 and February 25, 2006, $4,572,000, $5,510,000 and $8,765,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico during any period.

Use of estimates — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 2008 consisted of a 52-week year, fiscal 2007 consisted of a 53-week year and fiscal 2006 consisted of a 52-week year. Fiscal 2008 ended March 1, 2008, fiscal 2007 ended March 3, 2007 and fiscal 2006 ended February 25, 2006.

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations. As of March 1, 2008 and March 3, 2007, the Company’s short-term investments classified as cash equivalents included investments in money market mutual funds totaling $87,837,000 and $160,721,000, respectively. The effect of foreign currency exchange rate fluctuations on cash is not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of March 1, 2008, March 3, 2007 and February 25, 2006, the Company had cumulative other comprehensive income balances of $3,422,000, $2,440,000 and $4,990,000, respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2008, 2007 and 2006 resulted in other comprehensive income (loss), net of tax, as applicable, of $982,000, ($2,550,000) and ($306,000), respectively. During fiscal 2006, the Company provided deferred taxes of $531,000 on the portion of its cumulative currency translation adjustment considered not to be permanently reinvested abroad. Taxes on this portion of cumulative currency translation adjustments were insignificant in fiscal 2008 and 2007.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of risk — The Company has some degree of risk concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative sources of products could be procured over a relatively short period of time. Pier 1 Imports sells merchandise imported from over 50 different countries, with 39% of its sales derived from merchandise produced in China, 15% derived from merchandise produced in Indonesia, 14% derived from merchandise produced in India, 10% derived from merchandise produced in the United States and 19% derived from merchandise produced in Vietnam, Thailand, Brazil, the Philippines, Italy and Mexico. The remaining 3% of sales was from merchandise produced in various Asian, European, Central American, South American, African countries and Canada.

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Other than the 6.375% convertible senior notes, there were no assets or liabilities with a fair value significantly different from the recorded value as of March 1, 2008 and March 3, 2007. The fair value of these notes was $133,650,000 and $156,712,000 based on quoted market values as of March 1, 2008 and March 3, 2007, respectively. Changes in the market interest rates and other factors affecting convertible notes affect the fair value of the Company’s fixed rate notes, but do not affect the Company’s financial position, results of operations or cash flows related to these instruments.

Risk management instruments:  The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

From time to time, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At March 1, 2008 and March 3, 2007, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. Both the changes in fair value and settlement of these contracts are included in cost of sales for forwards related to merchandise purchases and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.

When the Company enters into forward foreign currency exchange contracts it enters into them with major financial institutions and continually monitors its positions with, and the credit quality of, these counterparties to such financial instruments.

Beneficial interest in securitized receivables — As of March 1, 2008 and March 3, 2007, the Company had no beneficial interest since it allowed its securitization agreement to expire. Prior to the expiration of this agreement, the Company securitized its entire portfolio of proprietary credit card receivables, except an immaterial amount of those that failed certain eligibility requirements, to a special-purpose wholly owned subsidiary, Funding, which transferred the receivables to the Pier 1 Imports Credit Card Master Trust (the “Master Trust”). Neither Funding nor the Master Trust were consolidated by the Company, as the Master Trust met the requirements of a qualifying special-purpose entity under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Master Trust issued beneficial interests that represent undivided interests in the assets of the Master Trust consisting of the transferred receivables and all cash flows from collections of such receivables. The beneficial interests included certain interests retained by Funding, which were represented by Class B Certificates, and the residual interest in the Master Trust (the excess of the principal amount of receivables held in the Master Trust over the portion represented by the certificates sold to third-party investors and the Class B Certificates). Gain or loss on the sale of receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s warehouse using actual vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing products.

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The reserves for estimated shrinkage at the end of fiscal years 2008 and 2007 were $3,756,000 and $6,193,000, respectively.

In the fourth quarter of fiscal 2007, the Company made a strategic decision to liquidate certain inventory, and completed its liquidation efforts by the end of the first quarter of fiscal 2008. In connection with this decision, a $32,500,000 inventory write-down was recorded to state the excess inventory at the lower of average cost or market. The write-down of inventory consisted primarily of previous merchandise assortments the Company discontinued offering in its stores. This decision was made by the Company in order to clear room in its stores to allow for new inventory to be displayed as it arrived throughout fiscal 2008.

Properties, maintenance and repairs — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally thirty years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution centers is included in cost of sales. All other depreciation costs are included in depreciation and amortization. Depreciation costs were $39,478,000, $49,984,000 and $54,870,000 in fiscal 2008, 2007 and 2006, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that its carrying value may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of future sales, merchandise margin rates, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. Impairment charges were $4,838,000, $31,947,000 and $5,601,000 in fiscal 2008, 2007 and 2006, respectively, and were included in selling, general and administrative expenses.

Goodwill and intangible assets — The Company applies the provisions of SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. In accordance with SFAS No. 142, the Company’s reporting units were identified as components, and the goodwill assigned to each represents the excess of the original purchase price over the fair value of the net identifiable assets acquired for that component. The Company completed the annual impairment tests as of March 1, 2008 and

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 3, 2007 for fiscal 2008 and 2007, respectively. Fair value was determined through analyses of discounted future cash flows for the applicable reporting units. The analysis resulted in a write-down of goodwill and intangible assets, included in selling, general and administrative expenses, of approximately $192,000 in fiscal 2008 and $4,422,000, primarily related to Pier 1 Kids, in fiscal 2007. As of March 1, 2008 and March 3, 2007, the Company’s intangible assets totaled $573,000 and $1,206,000, respectively. The Company had no goodwill remaining as of the end of fiscal 2008 or fiscal 2007.

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales, including sales under deferred payment promotions on the Company’s proprietary credit card in fiscal 2007 and prior years. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal years 2008 and 2007 were $1,559,000 and $3,215,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties received from franchise stores and Sears Roebuck de Mexico S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales and the costs incurred by the Company for these items are recorded in cost of sales.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized after a period of 30 months from the original issuance and was $1,699,000, $6,222,000 and $5,062,000 in fiscal 2008, 2007 and 2006, respectively. Gift card breakage decreased in the current year as a result of increased redemption rates on more recently issued gift cards.

Leases — The Company leases certain property consisting principally of retail stores, warehouses, and material handling and office equipment under leases expiring through fiscal 2022. Most retail store locations are leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over this lease term, including free rent periods prior to the opening of its stores. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term. The Company’s lease obligations are operating leases under SFAS No. 13, “Accounting for Leases.”

Advertising costs — Advertising production costs are expensed the first time the advertising takes place. Advertising costs were $55,122,000, $109,540,000 and $92,245,000 in fiscal 2008, 2007 and 2006, respectively. Prepaid advertising at the end of fiscal years 2008 and 2007 was $2,096,000 and $1,556,000, respectively.

Defined benefit plans — The Company maintains supplemental retirement plans (the “Plans”) for certain of its current and former executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation increase rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but recognized in future years over the remaining average service period of plan participants. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.

Income taxes — The Company records income tax expense using the liability method for taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. Deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to permanently reinvest such earnings abroad. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of tax exposures for foreign and domestic tax audits. However, negotiations with taxing authorities may yield results different from those currently estimated. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

Loss per share — Basic loss per share amounts were determined by dividing loss from continuing operations, loss from discontinued operations and net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

Loss per share amounts were calculated as follows (in thousands except per share amounts):

	2008	2007	2006

Loss from continuing operations, basic and diluted	$(96,011)	$(227,238)	$(27,471)
Loss from discontinued operations, basic and diluted	—	(407)	(12,333)

Net loss, basic and diluted	$(96,011)	$(227,645)	$(39,804)

Average shares outstanding:
Basic and diluted	88,083	87,395	86,629

Loss per share from continuing operations:
Basic and diluted	$(1.09)	$(2.59)	$(.32)

Loss per share from discontinued operations:
Basic and diluted	—	$(.01)	$(.14)

Net loss per share:
Basic and diluted	$(1.09)	$(2.60)	$(.46)

Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. All 13,102,360, 13,991,195 and 12,941,025 outstanding stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2008, 2007 and 2006, respectively, loss per share as the effect would be antidilutive. In addition, incremental net shares for the conversion feature of the Company’s 6.375% senior convertible notes will be included in the Company’s future diluted earnings per share calculations for those periods in which the average common stock price exceeds the initial conversion price of $15.19 per share.

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

During fiscal 2006, the Company’s Board of Directors approved the accelerated vesting of approximately 3,800,000 stock options where the exercise price was in excess of the market price. This acceleration resulted in pro forma expense of approximately $16,300,000, net of tax, for options that would have vested in future periods. See Note 10 of the Notes to Consolidated Financial Statements for additional discussion related to the accounting for stock-based employee compensation.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires disclosure of pro forma information for periods prior to adoption. The following table details the effect on net loss and loss per share from continuing operations, illustrating the effect of applying the fair value recognition provisions of SFAS 123R for fiscal 2006 (in thousands except per share amounts):

Pro forma
2006

Loss from continuing operations, as reported	$(27,471)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	417
Less total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(25,519)

Loss from continuing operations	$(52,573)

Loss per share from continuing operations:
Basic — as reported	$(.32)

Basic — pro forma	$(.61)

Diluted — as reported	$(.32)

Diluted — pro forma	$(.61)

NOTE 2 —	OFFICE BUILDING HELD FOR SALE

During February 2008, the Company began pursuing the sale of its corporate headquarters. The building, accompanying land and certain fixtures met the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to be classified as held for sale in all periods presented.

NOTE 3 —	SUBSEQUENT EVENT (UNAUDITED)

Subsequent to fiscal 2008 year end, the Company entered into an agreement to sell its corporate headquarters building and accompanying land for $104,000,000 to an unrelated party. As part of the transaction, the Company expects to enter into a lease agreement to rent office space in the building. The lease will have a primary term of seven years beginning on the closing date, with one three-year renewal option and the right to terminate the lease at the end of the fifth lease year. The Company expects a gain on the sale of the property, the amount and timing of recognition of which will be determined upon finalization of the agreement. Closing of the transaction is expected to occur no later than June 30, 2008, if all conditions to closing have occurred.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	PROPERTIES

Properties are summarized as follows at March 1, 2008 and March 3, 2007 (in thousands):

	2008	2007

Land	$6,379	$7,849
Buildings	29,621	31,463
Equipment, furniture and fixtures	246,803	256,464
Leasehold improvements	167,542	179,478
Computer software	73,175	72,010
Projects in progress	41	1,557

	523,561	548,821
Less accumulated depreciation and amortization	408,609	394,460

Properties, net	$114,952	$154,361

NOTE 5 —	OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at March 1, 2008 and March 3, 2007 (in thousands):

	2008	2007

Accrued payroll and other employee-related liabilities	$46,416	$40,610
Accrued taxes, other than income	24,030	26,035
Rent-related liabilities	11,017	10,875
Retirement benefits	1,351	16,358
Other	19,003	25,663

Other accrued liabilities	$101,817	$119,541

Rent-related liabilities	$34,887	$40,552
Deferred gains	19,634	23,053
Retirement benefits	24,276	21,857
Other	15,361	1,306

Other noncurrent liabilities	$94,158	$86,768

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	COSTS ASSOCIATED WITH EXIT ACTIVITIES

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or storage facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the periods presented relate to changes in estimated buyout terms or subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets and associated intangible assets related to Pier 1 Imports store closures, excluding clearance and Pier 1 Kids stores, was approximately $751,000, $370,000 and $1,500,000 in fiscal 2008, 2007 and 2006, respectively. The following table represents a rollforward of the liability balances for the three fiscal years ended March 1, 2008 (in thousands):

Lease
Termination
Obligations

Balance at February 26, 2005	$1,475
Original charges	3,689
Revisions	487
Cash payments	(2,792)

Balance at February 25, 2006	2,859
Original charges	4,245
Revisions	(242)
Cash payments	(4,426)

Balance at March 3, 2007	2,436
Original charges	11,573
Revisions	(1,133)
Cash payments	(7,248)

Balance at March 1, 2008	$5,628

Included in the table above are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores and the direct to consumer channel. These concepts were closed during fiscal 2008 since their aggregate performance was not in line with the Company’s profitability targets. Lease termination costs associated with these closures were $7,973,000, or $0.09 per share, during the fiscal year. Cash outflows related to these lease terminations were $5,138,000 during fiscal 2008. The net write-off of fixed assets, write-down of inventory and employee severance costs associated with these closures was not material.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	LONG-TERM DEBT AND AVAILABLE CREDIT

Long-term debt is summarized as follows at March 1, 2008 and March 3, 2007 (in thousands):

	2008	2007

Industrial revenue bonds	$19,000	$19,000
6.375% convertible senior notes	165,000	165,000

	184,000	184,000
Less - portion due within one year	—	—

Long-term debt	$184,000	$184,000

The Company has $19,000,000 in industrial revenue bond loan agreements, which have been outstanding since 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 5.2% for both fiscal 2008 and 2007.

In February 2006, the Company issued $165,000,000 of 6.375% convertible senior notes due 2036 (the “Notes”) in a private placement, and subsequently registered the Notes with the Securities and Exchange Commission in June 2006. The Notes bear interest at a rate of 6.375% per year until February 15, 2011 and at a rate of 6.125% per year thereafter. Interest is payable semiannually in arrears on February 15 and August 15 of each year, and commenced August 15, 2006. The Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $15.19 per share representing a 40% conversion premium at issuance). Holders of the Notes may convert their Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after May 27, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price per share of common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if the Company has called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. In general, upon conversion of a Note, a holder will receive cash equal to the lesser of the principal amount of the Note or the conversion value of the Note, plus common stock of the Company for any conversion value in excess of the principal amount. As of March 1, 2008, the maximum number of shares that could be required to be issued to net share settle the conversion of the Notes was 10,862,412 shares. The Company may redeem the Notes at its option on or after February 15, 2011 for cash at 100% of the principal amount. Additionally, the holders of the Notes may require the Company to purchase all or a portion of their Notes under certain circumstances as defined by the agreement, in each case at a repurchase price in cash equal to 100% of the principal amount of the repurchased Notes at February 15, 2011, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031, or if certain fundamental changes occur. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries.

In connection with the issuance of the Notes, the Company purchased a call option with respect to its common stock. If the call option, which expires February 15, 2011, is exercised by the Company, it must be net share settled, and, in all cases, the Company would receive shares. This transaction has no effect on the terms of the Notes, but is intended to reduce the potential dilution upon future conversion of the Notes by effectively increasing the initial conversion price to $17.09 per share, representing a 57.5% conversion premium at issuance. The call option is exercisable under the same circumstances, which can trigger

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion under the Notes. The cost of $9,145,000 of the purchased call option is included in shareholders’ equity, partially offset by a tax benefit of the call option of $3,396,000.

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

As a result of the offsetting call and put features of the Notes in five years from issuance, the Company anticipates the entire $165,000,000 in Notes will be repaid or refinanced on February 15, 2011. Therefore, the Notes are included in fiscal 2011 long-term debt maturities in the table below. Long-term debt matures as follows (in thousands):

Long-term
Fiscal Year	Debt

2009	—
2010	—
2011	165,000
2012	—
2013	—
Thereafter	19,000

Total long-term debt	$184,000

The Company has a $325,000,000 secured credit facility, which was amended effective May 31, 2007. The facility now matures in May 2012 and is secured by the Company’s eligible merchandise inventory, third-party credit card receivables and certain Company-owned real estate. The amendment also revised certain advance rates and other definitions and terms of the facility, including the allowable use of proceeds and permitted distributions. During 2008, the Company had no cash borrowings under this facility. As of March 1, 2008, the Company’s borrowing base, as defined by the agreement, was $325,000,000, of which $171,559,000 was available for cash borrowings. The facility bears interest at LIBOR plus 1.0% for cash borrowings. The Company pays a fee of 1.0% for standby letters of credit, 0.5% for trade letters of credit and a commitment fee of 0.25% for any unused amounts. As of March 1, 2008, the Company utilized approximately $120,941,000 in letters of credit against the secured credit facility. Of the outstanding balance, approximately $51,514,000 related to trade letters of credit and bankers acceptances for merchandise purchases, $45,867,000 related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $19,430,000 related to standby letters of credit related to the Company’s industrial revenue bonds, and $4,130,000 related to other miscellaneous standby letters of credit. The Company will not be required to comply with restrictive covenants under the facility unless the availability under such agreement is less than $32,500,000. The Company does not anticipate falling below this minimum availability in the foreseeable future. The Company was in compliance with all required debt covenants at fiscal 2008 year end. This facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. Under this credit facility, the Company will not be restricted from paying cash

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends unless the availability under the facility is less than 30% of the Company’s calculated borrowing base. Since the Company entered an agreement to sell its corporate headquarters subsequent to fiscal 2008 year end, it will exclude this property from secured assets prior to the transaction’s closing. The borrowing base could decrease by up to $50,000,000 at that time.

NOTE 8 —	CONDENSED FINANCIAL STATEMENTS

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Year Ended March 1, 2008
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,505,011	$38,155	$(31,334)	$1,511,832
Cost of sales (including buying and store occupancy costs)	—	1,068,371	35,466	(31,557)	1,072,280
Selling, general and administrative (including depreciation and amortization)	1,829	525,279	582	—	527,690

Operating income (loss)	(1,829)	(88,639)	2,107	223	(88,138)
Nonoperating (income) expenses	(2,106)	7,999	(614)	—	5,279

Income (loss) from continuing operations before income taxes	277	(96,638)	2,721	223	(93,417)
Provision for income taxes	—	2,380	214	—	2,594

Net income (loss) from continuing operations	277	(99,018)	2,507	223	(96,011)
Net income (loss) from subsidiaries	(96,511)	2,507	—	94,004	—

Net income (loss)	$(96,234)	$(96,511)	$2,507	$94,227	$(96,011)

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

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED BALANCE SHEET
March 1, 2008
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$53,030	$26,824	$13,579	$—	$93,433
Other accounts receivable, net	5	21,607	1,509	—	23,121
Inventories	—	411,709	—	—	411,709
Income tax receivable	—	13,251	381	—	13,632
Office building held for sale	—	80,539	—	—	80,539
Prepaid expenses and other current assets	78	41,367	—	—	41,445

Total current assets	53,113	595,297	15,469	—	663,879
Properties, net	—	111,112	3,840	—	114,952
Investment in subsidiaries	145,555	43,354	—	(188,909)	—
Other noncurrent assets	6,588	36,485	—	—	43,073

	$205,256	$786,248	$19,309	$(188,909)	$821,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$104,900	$1,058	$—	$106,084
Intercompany payable (receivable)	(228,310)	253,339	(25,029)	—	—
Gift cards and other deferred revenue	—	63,101	—	—	63,101
Accrued income taxes payable (receivable)	48	5,065	(113)	—	5,000
Other accrued liabilities	648	101,130	39	—	101,817

Total current liabilities	(227,488)	527,535	(24,045)	—	276,002
Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	94,158	—	—	94,158
Shareholders’ equity	267,744	145,555	43,354	(188,909)	267,744

	$205,256	$786,248	$19,309	$(188,909)	$821,904

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED BALANCE SHEET
March 3, 2007
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$111,163	$43,699	$12,316	$—	$167,178
Other accounts receivable, net	47	20,311	1,079	—	21,437
Inventories	—	360,063	—	—	360,063
Income tax receivable	—	34,708	258	—	34,966
Office building held for sale	—	85,187	—	—	85,187
Prepaid expenses and other current assets	—	50,324	—	—	50,324

Total current assets	111,210	594,292	13,653	—	719,155
Properties, net	—	148,327	6,034	—	154,361
Investment in subsidiaries	248,953	40,629	—	(289,582)	—
Other noncurrent assets	7,650	35,304	—	—	42,954

	$367,813	$818,552	$19,687	$(289,582)	$916,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45	$93,889	$1,675	$—	$95,609
Intercompany payable (receivable)	(159,038)	181,316	(22,278)	—	—
Gift cards and other deferred revenue	—	66,130	—	—	66,130
Accrued income taxes payable (receivable)	48	3,610	(353)	—	3,305
Other accrued liabilities	641	118,886	14	—	119,541

Total current liabilities	(158,304)	463,831	(20,942)	—	284,585
Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	86,768	—	—	86,768
Shareholders’ equity	361,117	248,953	40,629	(289,582)	361,117

	$367,813	$818,552	$19,687	$(289,582)	$916,470

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended March 1, 2008
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$7,230	$(94,318)	$4,014	$—	$(83,074)
Cash flow from investing activities:
Capital expenditures	—	(7,153)	—	—	(7,153)
Proceeds from disposition of properties	—	5,674	—	—	5,674
Proceeds from the sale of restricted investments	—	6,986	—	—	6,986
Purchase of restricted investments	—	(589)	—	—	(589)
Collections of principal on beneficial interest in securitized receivables	—	1,500	—	—	1,500

Net cash provided by investing activities	—	6,418	—	—	6,418
Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	3,909	—	—	—	3,909
Debt issuance costs	—	(998)	—	—	(998)
Advances (to) from subsidiaries	(69,272)	72,023	(2,751)	—	—

Net cash provided by (used in) financing activities	(65,363)	71,025	(2,751)	—	2,911
Change in cash and cash equivalents	(58,133)	(16,875)	1,263	—	(73,745)
Cash and cash equivalents at beginning of period	111,163	43,699	12,316	—	167,178

Cash and cash equivalents at end of period	$53,030	$26,824	$13,579	$—	$93,433

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
Year Ended March 3, 2007
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$9,354	$(117,163)	$2,922	$(18)	$(104,905)
Cash flow from investing activities:
Capital expenditures	—	(28,600)	—	—	(28,600)
Proceeds from disposition of properties	—	173	—	—	173
Net proceeds from sale of discontinued operations	—	14,998	(3,397)	—	11,601
Net proceeds from sale of Pier 1 National Bank	—	12,962	(2,208)	—	10,754
Proceeds from the sale of restricted investments	—	25,707	—	—	25,707
Purchase of restricted investments	—	(9,712)	—	—	(9,712)
Collections of principal on beneficial interest in securitized receivables	—	21,907	—	—	21,907

Net cash provided by (used in) investing activities	—	37,435	(5,605)	—	31,830
Cash flow from financing activities:
Cash dividends	(17,398)	(18)	—	18	(17,398)
Proceeds from stock options exercised, stock purchase plan and other, net	4,618	101	—	—	4,719
Notes payable borrowings	—	69,000	—	—	69,000
Repayments of notes payable	—	(69,000)	—	—	(69,000)
Debt issuance costs	—	(283)	—	—	(283)
Advances (to) from subsidiaries	(16,190)	22,858	(6,668)	—	—

Net cash provided by (used in) financing activities	(28,970)	22,658	(6,668)	18	(12,962)
Change in cash and cash equivalents	(19,616)	(57,070)	(9,351)	—	(86,037)
Cash and cash equivalents at beginning of period	130,779	100,769	21,667	—	253,215

Cash and cash equivalents at end of period	$111,163	$43,699	$12,316	$—	$167,178

(1)	Includes cash at discontinued operation at the beginning of period of $7,100 and $0 at end of period.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW

Year Ended February 25, 2006
(In thousands)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries(1)	Eliminations	Total(1)

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$3,029	$(60,152)	$16,443	$(23,617)	$(64,297)
Cash flow from investing activities:
Capital expenditures	—	(46,229)	(4,750)	—	(50,979)
Proceeds from disposition of properties	—	1,401	—	—	1,401
Proceeds from the sale of restricted investments	—	3,226	—	—	3,226
Purchase of restricted investments	—	(3,500)	—	—	(3,500)
Collections of principal on beneficial interest in securitized receivables	—	60,240	—	—	60,240
Investment in subsidiaries	—	(9,889)	—	9,889	—

Net cash provided by (used in) investing activities	—	5,249	(4,750)	9,889	10,388
Cash flow from financing activities:
Cash dividends	(34,667)	(50)	(23,567)	23,617	(34,667)
Purchases of treasury stock	(4,047)	—	—	—	(4,047)
Proceeds from stock options exercised, stock purchase plan and other, net	7,641	—	—	—	7,641
Issuance of long-term debt	165,000	—	—	—	165,000
Notes payable borrowings	—	86,500	—	—	86,500
Repayments of notes payable	—	(86,500)	—	—	(86,500)
Debt issuance costs	(5,369)	(1,370)	—	—	(6,739)
Purchase of call option	(9,145)	—	—	—	(9,145)
Contributions from parent	—	—	9,889	(9,889)	—
Advances from (to) subsidiaries	7,855	(450)	(7,405)	—	—

Net cash provided by (used in) financing activities	127,268	(1,870)	(21,083)	13,728	118,043
Change in cash and cash equivalents	130,297	(56,773)	(9,390)	—	64,134
Cash and cash equivalents at beginning of period	482	157,542	31,057	—	189,081

Cash and cash equivalents at end of period	$130,779	$100,769	$21,667	$—	$253,215

(1)	Includes cash at discontinued operation of $3,359 at beginning of period and $7,100 at end of period.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	EMPLOYEE BENEFIT PLANS

The Company offers a qualified, defined contribution employee retirement plan to all its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. Employees contributing 1% to 5% of their compensation receive a matching Company contribution of up to 3%. Company contributions to the plan were $2,305,000, $2,645,000 and $2,815,000 in fiscal 2008, 2007 and 2006, respectively.

In addition, the Company offers non-qualified retirement savings plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $831,000, $1,628,000 and $1,594,000 for fiscal 2008, 2007 and 2006, respectively. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of these non-qualified retirement savings plans and contributed $475,000 and used $613,000 to satisfy a portion of retirement obligations during fiscal 2008. As of March 1, 2008 and March 3, 2007, the trusts’ assets consisted of interest bearing investments of $1,460,000 and $1,507,000 and life insurance policies with cash surrender values of $7,187,000 and $6,906,000 and death benefits of $17,100,000 and $17,093,000, respectively. The trust assets are restricted and may only be used to satisfy obligations to plan participants. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. At the discretion of the Board of Directors such policies could be contributed to these trusts or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of these unrestricted policies was $13,817,000 at March 1, 2008, and the death benefit was $21,081,000. These cash surrender values are carried in the Company’s consolidated financial statements in other noncurrent assets.

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age and certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the Plans of $3,511,000, $15,112,000 and $8,934,000 in fiscal 2008, 2007 and 2006, respectively.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amounts of $16,000 included in other noncurrent assets at March 1, 2008, and $6,123,000 included in other current assets at March 3, 2007, and earned average rates of return of 4.1%, 5.0% and 3.4% in fiscal 2008, 2007 and 2006, respectively. These investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for these restricted investments as available-for-sale securities. Cash contributions of $23,000 and $8,212,000 were made to the trust in fiscal 2008 and 2007, respectively. Any future contributions will be made at the discretion of the Board of Directors. Restricted investments from the trust were sold to fund retirement benefits of $6,986,000 and $25,707,000 in fiscal 2008 and 2007, respectively. Funds from the trust will be used to fund or partially fund benefit payments through fiscal year 2018 that are expected to total approximately $16,150,000. Of this amount, the Company expects to pay $326,000 during fiscal 2009, $330,000 during fiscal 2010, $909,000 during fiscal 2011, $670,000 during fiscal 2012, $3,358,000 during fiscal 2013 and $10,557,000 during fiscal years 2014 through 2018.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Measurement of obligations for the Plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of March 1, 2008 and March 3, 2007 (in thousands):

	2008	2007

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$16,460	$38,936
Service cost	498	2,405
Interest cost	764	1,931
Actuarial loss (gain)(1)	5,238	(1,317)
Benefits paid (including settlements)	(6,351)	(25,495)

Projected benefit obligation, end of year	$16,609	$16,460

Reconciliation of funded status:
Projected benefit obligation	$16,609	$16,460
Plan assets	—	—

Funded status	$(16,609)	$(16,460)

Accumulated benefit obligation	$(16,609)	$(16,122)

Amounts recognized in the balance sheets:
Current liability	$(326)	$(6,285)
Noncurrent liability	(16,282)	(10,175)
Accumulated other comprehensive loss, pre-tax	6,311	3,323

Net amount recognized	$(10,297)	$(13,137)

Cumulative other comprehensive loss, net of taxes of $3,291	$3,020	$32

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	5.00%	5.50%
Lump-sum conversion discount rate	2.75%	2.75%
Rate of compensation increase(2)	0.00%	5.00%
Net periodic benefit cost for years ended:
Discount rate	5.50%	5.00%
Lump-sum conversion discount rate	2.75%	2.75%
Rate of compensation increase(2)	0.00%	5.00%

(1)	Actuarial loss for fiscal 2008 includes the impact from the addition of the Company’s President and Chief Executive Officer to the Plan during the year. Pursuant to his employment agreement, he was entitled to participate in the Plan with the same level of benefit as his accrued benefit at his former employer.

(2)	The rate of compensation increase shown above reflects no increase anticipated for fiscal 2009. An increase of 5.00% was assumed for fiscal years 2010 and thereafter.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost included the following actuarially determined components during fiscal 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Service cost	$498	$2,405	$2,043
Interest cost	764	1,931	1,590
Amortization of unrecognized prior service cost	361	804	830
Amortization of net actuarial loss	125	3,203	3,463
Settlement charges	1,399	5,257	1,008
Curtailment charge	364	1,512	—

Net periodic benefit cost	$3,511	$15,112	$8,934

As of March 1, 2008 and March 3, 2007, accumulated other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $4,317,000 and $2,030,000, and net actuarial loss of $1,993,000 and $1,293,000, respectively. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost in fiscal 2009 are $551,000 and $209,000, respectively.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Pension Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of postretirement benefit plans as an asset or liability in the financial statements. The Company adopted the funded status recognition portion of SFAS 158 as of March 3, 2007, and recorded an additional liability with an offset to other comprehensive income of $1,631,000. In addition, SFAS 158 requires an employer to measure its postretirement benefit plan assets and benefit obligations as of the date of the employer’s fiscal year end. This portion of the statement is effective for the Company for fiscal 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 10 —	MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On March 23, 2006, the Board of Directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (the “1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan (not to exceed 560,794 shares), increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under these prior plans that cease to be subject to such awards. As of March 1, 2008, there was a total of 1,382,124 shares available for grant under the 2006 Plan. Subsequent to year end, the Company’s Board of Directors approved a grant under the 2006 Plan, which resulted in awards of stock options and restricted stock totaling 986,700 shares.

Stock option grants — On January 27, 2007, the Board of Directors approved an employment agreement for the Company’s new President and Chief Executive Officer (the “CEO”). The employment agreement set forth that on February 19, 2007, the CEO would be granted two options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. The exercise price per share would be the fair market value of the Company’s common stock on the following day, which was $6.69. The options were granted as an employment inducement award, and not under any stock option or other equity incentive plan adopted by the Company. The first option for 1,000,000 shares vested on February 19, 2008. If the CEO fails to be employed between February 19, 2008 and February 28, 2009 due to certain reasons, he forfeits 50% of the grant. The second option for 2,000,000 shares will vest up to 1,000,000 shares based on the Company’s

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance as measured by earnings before income taxes, depreciation and amortization as defined in the agreement (“EBITDA”) for the Company’s 2009 fiscal year, and will vest up to an additional 1,000,000 shares based on the Company’s performance as measured by EBITDA for the Company’s 2010 fiscal year. Subject to the terms of the employment agreement, the CEO must be employed at the end of each fiscal year for the respective options to vest. All options have a term of ten years from the date of grant. In accordance with SFAS 123R, a grant date had not been established for the CEO’s second option during fiscal 2008 because the EBITDA targets had not yet been defined. The Company will expense 1,000,000 shares of the second option during fiscal 2009 since the EBITDA targets were set in March 2008. The remaining 1,000,000 shares of the second grant do not have a SFAS 123R grant date and will be expensed in fiscal 2010 when the EBITDA targets are set.

During fiscal 2008, the Board of Directors approved stock option grants under the 2006 Plan of 724,000 shares. As of March 1, 2008 and March 3, 2007, outstanding options covering 802,625 and 390,000 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Employee options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The employee options are fully vested upon death, disability or retirement of the employee. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, like accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Non-employee director options are fully vested on the date of grant, and are exercisable for a period of ten years.

The 1999 Stock Plan provided for the granting of options to directors and employees with an exercise price not less than the fair market value of the common stock on the date of the grant. The 1999 Stock Plan provided that a maximum of 14,500,000 shares of common stock could be issued under the 1999 Stock Plan, of which not more than 250,000 shares could be issued under the Director Deferred Stock Program. The options issued to employees vest equally over a period of four years, while non-employee directors’ options were fully vested at the date of issuance. Both options have a term of ten years from the grant date. The employee options are fully vested upon death, disability, or retirement of an employee, or under certain conditions, such as a change in control of the Company, unless the Board of Directors determines otherwise prior to a change of control event. As of March 1, 2008, there were no shares available for grant under the 1999 Stock Plan. All future stock option grants will be made from shares available under the 2006 Plan. Additionally, outstanding options covering 8,465,775 and 9,147,650 shares were exercisable under the 1999 Stock Plan at fiscal years ending 2008 and 2007, respectively.

Under the 1989 Employee Stock Option Plan, options vest over a period of four to five years and all have a term of ten years from the grant date. As of March 1, 2008 and March 3, 2007, outstanding options covering 714,825 and 1,246,475 shares were exercisable, respectively. As a result of the expiration of the plan during fiscal 2005, no shares are available for future grant. The 1989 Non-Employee Director Stock Option Plan (the “Director Plan”) expired in fiscal 2000. As of March 1, 2008 and March 3, 2007, zero and 13,500 outstanding options, respectively, were exercisable under the Director Plan. As a result of the expiration of the Director Plan during fiscal 2000, no shares are available for future grants. Both plans were subject to adjustments for stock dividends and certain other changes to the Company’s capitalization.

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

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of stock option transactions related to the stock option plans during the three fiscal years ended March 1, 2008 is as follows:

			Weighted
		Weighted	Average	Exercisable Shares
		Average	Fair Value		Weighted
		Exercise	at Date	Number of	Average
	Shares	Price	of Grant	Shares	Exercise Price

Outstanding at February 26, 2005	12,273,325	$15.40		5,746,450	$12.76
Options granted	1,477,000	14.26	$4.75
Options exercised	(397,100)	7.92
Options cancelled or expired	(615,200)	17.36

Outstanding at February 25, 2006	12,738,025	15.41		11,438,025	15.54
Options granted	2,745,500	7.24	3.33
Options exercised	(98,950)	7.77
Options cancelled or expired	(1,716,450)	14.42

Outstanding at March 3, 2007	13,668,125	13.95		10,797,625	15.31
Options granted	724,000	7.71	3.31
Options exercised	(50,775)	7.43
Options cancelled or expired	(1,763,875)	14.54

Outstanding at March 1, 2008	12,577,475	13.53		10,983,225	14.18

For shares outstanding at March 1, 2008

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Shares	Exercise Price-
	Total	Exercise	Contractual	Currently	Exercisable
Ranges of Exercise Prices	Shares	Price	Life (in years)	Exercisable	Shares

$5.81 - $8.50	4,959,450	$7.44	6.40	3,710,700	$7.38
$9.31 - $17.25	3,787,000	15.12	5.88	3,444,000	15.20
$18.49 - $21.00	3,831,025	19.84	4.98	3,828,525	19.85

As of March 1, 2008, the weighted average remaining contractual term for outstanding and exercisable options was 5.81 years and 5.43 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was zero at fiscal 2008 year end. The total intrinsic value of options exercised for the fiscal years ended 2008, 2007 and 2006 was approximately $58,000, $372,000, and $2,303,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

	2008	2007	2006

Weighted average fair value of options granted	$3.31	$3.33	$4.75
Risk-free interest rates	4.68%	4.95%	3.84%
Expected stock price volatility	42.43%	47.15%	40.00%
Expected dividend yields	0.25%	0.40%	2.20%
Weighted average expected lives	5 years	5 years	5 years

Option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. The Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected term of the option, the Company bases its estimates on historical exercise activity of grants with similar vesting periods. Expected volatility is based on the historical volatility of the common stock of the Company for a period approximating the expected life. The risk free interest rate utilized is the United States Treasury rate that most closely matches the weighted average expected life at the time of the grant. The expected dividend yield is based on the annual dividend rate at the time of grant or estimates of future anticipated dividend rates.

At March 1, 2008, there was approximately $4,636,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.27 years. The Company recorded stock-based compensation expense related to stock options of approximately $4,278,000, or $0.05 per share, in fiscal 2008 and $4,494,000, or $0.05 per share, in fiscal 2007. The Company recognized no net tax benefit related to stock based compensation during fiscal 2008 or fiscal 2007 as a result of the Company’s valuation allowance on all deferred tax assets. See Note 12 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

A summary of the Company’s nonvested options as of March 1, 2008 is as follows:

		Weighted Average
		Grant Date Fair
	Options	Value

Nonvested at beginning of period	2,870,500	$3.61
Granted	724,000	3.31
Vested	(1,652,250)	3.46
Cancelled	(348,000)	3.40

Nonvested at end of period	1,594,250	$3.68

Restricted stock grants — As of March 1, 2008 and March 3, 2007, the Company had 524,885 and 323,070 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2008, 435,100 shares of restricted stock were granted, 78,870 shares of restricted stock vested, and 154,415 shares of restricted stock

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were cancelled. During fiscal 2007, 260,100 shares of restricted stock were granted, 65,340 shares of restricted stock vested, and 74,690 shares of restricted stock were cancelled. The weighted average fair market value at the date of grant of the restricted stock shares granted during fiscal 2008 pursuant to the 2006 Plan was $7.75 and is being expensed over the requisite vesting period of three years. As of fiscal 2008 year end, no shares were available for future grant under the Management Restricted Stock Plan since all future grants, if any, will be made from shares available under the 2006 Plan.

Compensation expense for restricted stock was $1,559,000, or $0.02 per share, and $970,000, or $0.01 per share, in fiscal 2008 and 2007, respectively. As of March 1, 2008, there was $2,970,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 1.01 years if all performance targets are met.

Director deferred stock units  — The 2006 Plan and the 1999 Stock Plan also authorize director deferred stock unit awards to be granted to non-employee directors. During a portion of fiscal 2008 and all of fiscal 2007, each director was required to defer a minimum of 50% and could elect to defer up to 100% of their director’s cash fees into a deferred stock unit account. For the remainder of fiscal 2008, each director could elect to defer up to 100% of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. As of March 1, 2008 and March 3, 2007, there were 360,939 shares and 246,208 shares deferred, but not delivered, under the 2006 Plan and the 1999 Stock Plan. All future grants will be awarded from shares available for grant under the 2006 Plan. During fiscal 2008, approximately 186,555 director deferred stock units were granted, 71,823 were delivered, and no shares were cancelled. Compensation expense for the director deferred stock awards was $1,084,000, $557,000 and $465,000 in fiscal 2008, 2007 and 2006, respectively.

Stock purchase plan — Substantially all Company employees are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each participant may contribute up to 10% of the eligible portions of compensation. The Company contributes from 10% to 100% of the participants’ contributions, depending upon length of participation and date of entry into the plan. Company contributions to the plan were $786,000, $1,143,000 and $1,267,000 in fiscal years 2008, 2007 and 2006, respectively.

Shares reserved for future issuances — As of March 1, 2008, the Company had approximately 16,321,000 shares reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred units and shares available for future grant.

NOTE 11 —	PROPRIETARY CREDIT CARD INFORMATION

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

On November 21, 2006, the Company completed the sale of its proprietary credit card operations to Chase. The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts, and the common stock of Pier 1 National Bank. The Company received cash proceeds of $157,583,000 and was entitled to receive additional proceeds of $10,750,000, plus any accrued interest, over the life of the long-term program agreement, $1,500,000 of which was received in fiscal 2008. The net deferred gain associated with this sale will be recognized in nonoperating income over the ten-year life of the agreement described below. The Company recognized $1,551,000 and $0 deferred gain related to this agreement in fiscal 2008 and 2007, respectively.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company and Chase entered into a long-term program agreement. Under this agreement, the Company continues to support the card through marketing programs and receive additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms. The Company received total payments of $8,742,000 and $2,346,000 related to this agreement during fiscal 2008 and 2007, respectively.

Prior to the sale of its proprietary credit card operations in November 2006, the Company’s proprietary credit card receivables were generated under open-ended revolving credit accounts issued by its subsidiary, Pier 1 National Bank, to finance purchases of merchandise and services offered by the Company. These accounts had various billing and payment structures, including varying minimum payment levels. The Company had an agreement with a third party to provide certain credit card processing and related credit services, while the Company maintained control over credit policy decisions and customer service standards.

Net proprietary credit card income was included in selling, general and administrative expenses on the Company’s statements of operations. The following information presents a summary of the Company’s proprietary credit card results, prior to the sale of Pier 1 National Bank, for fiscal 2007 and 2006 on a managed basis (in thousands):

	2007(1)	2006

Income:
Finance charge income, net of debt service costs	$20,127	$27,351
Other income	118	189

	20,245	27,540

Costs:
Processing fees	11,565	13,907
Bad debts	3,449	6,457

	15,014	20,364

Net proprietary credit card income	$5,231	$7,176

(1)	Fiscal 2007 income and costs include activity through November 21, 2006, when the Company completed the sale of its proprietary credit card operations.

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

Funding was capitalized by the Company as a special-purpose wholly owned subsidiary and was subject to certain covenants and restrictions, including a restriction from engaging in any business or activity unrelated to acquiring and selling interests in receivables. The Master Trust issued beneficial interests that represented undivided interests in the assets of the Master Trust. Neither Funding nor the Master Trust was consolidated in the Company’s financial statements. Under U.S. generally accepted accounting principles, if the structure of a securitization meets certain requirements, such transactions are accounted for as sales of receivables. As the Company’s securitizations met such requirements, they were accounted for as sales. Gains or losses resulting from the daily sales of Receivables to Funding were not material during fiscal 2007 or 2006. The Company’s

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure to deterioration in the performance of the Receivables was limited to its retained beneficial interest in the Master Trust. As such, the Company had no corporate obligation to reimburse Funding, the Master Trust or purchasers of any certificates issued by the Master Trust for credit losses from the Receivables.

As a result of the securitization, the Master Trust had $100,000,000 of outstanding 2001-1 Class A Certificates issued to a third party through September 6, 2006. The 2001-1 Class A Certificates bore interest at a floating rate equal to the rate on commercial paper issued by the third party plus a credit spread. Since the securitization agreement expired in September 2006, there were no outstanding 2001-1 Class A Certificates or 2001-1 Class B Certificates at the end of fiscal 2008 or 2007, as all amounts were settled.

Cash flows received by the Company from the Master Trust during fiscal years 2007 and 2006 were as follows (in thousands):

	2007	2006

Proceeds from collections reinvested in revolving securitizations	$212,653	$436,034

Servicing fees received	$1,190	$2,189

Cash flows received on retained interests	$32,592	$95,444

NOTE 12 —	INCOME TAXES

The provision (benefit) for income taxes for each of the last three fiscal years consists of (in thousands):

	2008	2007	2006

Federal:
Current	$521	$(25,442)	$(2,402)
Deferred	—	22,980	(13,972)
State:
Current	1,623	(365)	1,880
Deferred	—	1,596	(510)
Foreign:
Current	450	346	577
Deferred	—	—	(14)

Provision (benefit) for income taxes from continuing operations	2,594	(885)	(14,441)
Provision (benefit) for income taxes from discontinued operations	—	(231)	(5,250)

Total provision (benefit) for income taxes	$2,594	$(1,116)	$(19,691)

The Company files a federal income tax return and income tax returns in various states and foreign jurisdictions. The Company has settled and closed all Internal Revenue Service (“IRS”) examinations of the Company’s tax returns for all years through fiscal 2002. Certain refund claims have been through appeals and subsequent to year end the Company received a refund of $12,429,000, including interest. With only a few exceptions, and other than changes to state taxable income required by the IRS adjustments from the fiscal years 2000 through 2002 audit, the Company is no longer subject to state, local and non-U.S. income tax examinations by tax authorities for years before fiscal 2003. The IRS began an examination of fiscal years 2003 through 2006 during fiscal 2008 and is expected to be completed during fiscal 2009.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has net operating loss carryforwards of approximately $203,000,000. These loss carryforwards can be utilized to offset future income but will begin to expire in fiscal year 2027 if not utilized before then.

Deferred tax assets and liabilities from continuing operations at March 1, 2008 and March 3, 2007 were comprised of the following (in thousands):

	2008	2007

Deferred tax assets:
Deferred compensation	$16,933	$29,836
Net operating loss	75,924	13,835
Accrued average rent	13,912	15,280
Fixed assets, net	17,584	11,236
Self insurance reserves	9,658	8,665
Deferred gain on sale of credit card operations	7,373	8,212
Cumulative foreign currency translation	1,949	854
Deferred revenue and revenue reserves	5,111	3,455
Purchased call option	2,159	2,785
Other	6,630	5,831

Total deferred tax assets	157,233	99,989

Deferred tax liabilities:
Inventory	(29,898)	(12,165)
Other	(1,630)	(1,553)

Total deferred tax liabilities	(31,528)	(13,718)

Valuation allowance	(125,705)	(86,271)

Net deferred tax assets	$—	$—

During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. In addition, net deferred tax assets arising from current year losses during fiscal 2008 and 2007 in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance during the respective years. As these deferred tax assets were established and fully reserved during fiscal 2008 and 2007, there was no net impact to the provision of income taxes.

The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 2008, 2007 and, 2006, and income tax reported in continuing operations in the consolidated statements of operations is as follows (in thousands):

	2008	2007	2006

Tax (benefit) expense at statutory federal income tax rate	$(32,696)	$(79,843)	$(14,669)
State income taxes, net of federal benefit	(1,240)	(4,091)	880
Increase in valuation allowance	36,498	83,047	—
Net foreign income taxed at lower rates, net of foreign tax credits	(209)	718	(687)
Other, net	241	(716)	35

Provision (benefit) for income taxes from continuing operations	$2,594	$(885)	$(14,441)

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective as of the beginning of fiscal 2008. As a result of the cumulative effect of the adoption, the Company recorded a $5,073,000 decrease in retained earnings. Upon adoption on March 4, 2007, total reserves for uncertain tax positions were $13,908,000.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions. A summary of amounts recorded for unrecognized tax benefits at the beginning and end of fiscal 2008 is presented below, in thousands:

Unrecognized Tax Benefits — March 4, 2007	$13,908
Gross increases — tax positions in prior period	1,880
Gross decreases — tax positions in prior period	(1,400)
Settlements	(449)

Unrecognized Tax Benefits — March 1, 2008	$13,939

If the Company were to prevail on all unrecognized tax benefits recorded, this entire reserve for uncertain tax positions would have a favorable impact on the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will increase or decrease during the next 12 months as a result of audit settlements. Accordingly, the Company has classified $5,258,000 of the reserve for uncertain tax positions and the related accrued interest as a current liability in the accompanying consolidated balance sheet. The Company does not expect the resolution of these issues to have a significant effect on the Company’s results of operations or financial position.

Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating (income) and expenses and selling, general and administrative expenses, respectively. The Company recorded expenses of $2,312,000 related to penalties and interest in fiscal 2008. The Company had accrued penalties and interest of $6,786,000 and $4,730,000 at March 1, 2008 and March 4, 2007, respectively.

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

Leases — At March 1, 2008, the Company had the following minimum lease commitments and future subtenant receipts from continuing operations in the years indicated (in thousands):

	Operating	Subtenant
Fiscal Year	Leases	Income

2009	$227,571	$640
2010	206,824	539
2011	182,433	494
2012	157,862	493
2013	120,836	356
Thereafter	171,067	281

Total lease commitments	$1,066,593	$2,803

Rental expense incurred was $253,962,000, $257,255,000 and $249,294,000, including contingent rentals of $46,000, $93,000 and $260,000, based upon a percentage of sales, and net of sublease incomes totaling $332,000, $304,000 and $311,000 in fiscal 2008, 2007 and 2006, respectively.

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to fiscal 2008 year end, the Company entered into an agreement to sell its corporate headquarters building and accompanying land. As part of the transaction, the Company will enter into an agreement to rent office space in the building. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

Legal matters — During fiscal 2008, the Company paid $4,376,000, for the settlement of a class action lawsuit regarding compensation matters, which was included in selling, general and administrative expenses in fiscal 2007.

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

NOTE 14 —	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to sell its operations of The Pier with stores located in the United Kingdom and Ireland. The Company met the criteria of SFAS 144 that allowed it to classify The Pier as held for sale and present its results of operations as discontinued for all years presented. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $7,441,000 to write down $918,000 of goodwill and $6,523,000 related to properties to their fair values less costs to sell. On March 20, 2006, the Company sold The Pier to Palli Limited for approximately $15,000,000. Palli Limited is a wholly owned subsidiary of Lagerinn ehf (“Lagerinn”), an Iceland corporation owned by Jakup a Dul Jacobsen. Collectively Lagerinn and Mr. Jacobsen beneficially owned approximately 9.9% of the Company’s common stock as of the date of the sale. Expenses incurred by the Company in March 2006 related to The Pier were $407,000, net of taxes, which included an insignificant gain on the sale. The Company recorded net sales from these discontinued operations of $3,323,000 and $74,196,000, for fiscal 2007 and 2006, respectively.

NOTE 15 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended March 1, 2008 and March 3, 2007 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2008(1)	6/2/2007	9/1/2007	12/1/2007	3/1/2008

Net sales	$356,375	$344,566	$374,181	$436,710
Gross profit	87,178	87,524	125,895	138,955
Net income (loss)	(56,378)	(43,409)	(9,962)	13,738
Basic and diluted income (loss) per share	(.64)	(.49)	(.11)	.16

Pier 1 Imports, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Fiscal 2007(1)	5/27/2006	8/26/2006	11/25/2006	3/3/2007

Net sales	$376,092	$370,698	$402,714	$473,712
Gross profit(2)	127,252	105,497	124,583	116,627
Net loss from continuing operations(3)	(22,765)	(73,059)	(72,718)	(58,696)
Net loss from discontinued operations	(407)	—	—	—
Net loss	(23,172)	(73,059)	(72,718)	(58,696)
Basic and diluted loss per share from continuing operations	(.26)	(.84)	(.83)	(.67)
Basic and diluted loss per share from discontinued operations	(.01)	—	—	—
Basic and diluted loss per share	(.27)	(.84)	(.83)	(.67)

(1)	Fiscal 2008 consisted of 52 weeks, while fiscal 2007 consisted of 53 weeks.

(2)	Gross profit for the fourth quarter ended March 3, 2007, included the pre-tax effect of a $32.5 million inventory write-down related to a strategic decision made in the fourth quarter to liquidate certain inventory by the end of the first quarter of fiscal 2008. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of this charge.

(3)	Net loss for the fourth quarter ended March 3, 2007, included the pre-tax effects of a $6.8 million settlement and curtailment charge related to retirement plans and a $6.5 million impairment charge on long-lived assets. See Note 1 and Note 9 of the Notes to Consolidated Financial Statements for further discussion of these charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 1, 2008, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of March 1, 2008. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of March 1, 2008, as stated in their report which is included in this Annual Report on Form 10-K.

/s/  Alexander W. Smith
Alexander W. Smith
President and
Chief Executive Officer

/s/  Charles H. Turner
Charles H. Turner
Executive Vice President and
Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of March 1, 2008 and March 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 1, 2008 and our report dated May 2, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Fort Worth, Texas
May 2, 2008

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Company

Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors - Nominees for Directors” set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Non-Employee Director Compensation for the Fiscal Year Ended March 1, 2008” set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Management”, “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Certain Beneficial Owners”, the table entitled “Executive Compensation — Outstanding Equity Awards Table for the Fiscal Year Ended March 1, 2008”, and the table entitled “Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions” and “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership - Director Independence” set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-approval of Nonaudit Fees” set forth in Item 3 of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended March 1, 2008, March 3, 2007 and February 25, 2006
Consolidated Balance Sheets at March 1, 2008 and March 3, 2007
Consolidated Statements of Cash Flows for the Years Ended March 1, 2008, March 3, 2007 and February 25, 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended March 1, 2008, March 3, 2007 and February 25, 2006
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

PIER 1 IMPORTS, INC.

Date: May 7, 2008	By:	/s/ Alexander W. Smith Alexander W. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom M. Thomas Tom M. Thomas	Chairman of the Board	May 7, 2008

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	May 7, 2008

/s/ Charles H. Turner Charles H. Turner	Executive Vice President and Chief Financial Officer	May 7, 2008

/s/ Susan E. Barley Susan E. Barley	Principal Accounting Officer	May 7, 2008

/s/ John H. Burgoyne John H. Burgoyne	Director	May 7, 2008

/s/ Dr. Michael R. Ferrari Dr. Michael R. Ferrari	Director	May 7, 2008

/s/ Robert B. Holland, III Robert B. Holland, III	Director	May 7, 2008

/s/ Karen W. Katz Karen W. Katz	Director	May 7, 2008

/s/ Terry E. London Terry E. London	Director	May 7, 2008

/s/ Cece Smith Cece Smith	Director	May 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.
3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.
4.1	Indenture dated February 14, 2006 and Form of 6.375% Convertible Senior Notes due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and JPMorgan Chase Bank, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 16, 2006.
4.1.2	Registration Rights Agreement dated February 14, 2006, among Pier 1 Imports, Inc., the Guarantors parties thereto and the Initial Purchaser named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed February 16, 2006.
10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated December 4, 2003, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 28, 2004.
10.2*	The Company’s Supplemental Executive Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 12, 2006.
10.3*	The Company’s Supplemental Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 12, 2006.
10.3.1*	Amendment No. 1 to the Company’s Supplemental Retirement Plan, as restated January 1, 2005, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed October 12, 2006.
10.3.2*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007.
10.3.3*	Participation Agreement Amendment dated April 20, 2008 by and between Jay R. Jacobs and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 24, 2008.
10.3.4*	Participation Agreement Amendment dated April 20, 2008 by and between Charles H. Turner and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 24, 2008.
10.3.5*	Participation Agreement Amendment dated April 20, 2008 by and between David A. Walker and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed April 24, 2008.
10.3.6*	Participation Agreement Amendment dated April 20, 2008 by and between Gregory S. Humenesky and Pier 1 Imports, Inc.
10.4*	The Company’s Management Restricted Stock Plan, as amended and restated effective June 30, 2005, incorporated herein by reference to Exhibit 10.5.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005.
10.4.1*	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.5.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005.
10.5*	The Company’s 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996, incorporated herein by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the year ended February 26, 2005.
10.5.1*	Amendment No. 1 to the Company’s 1989 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.6.2 to the Company’s Form 10-K for the year ended February 26, 2005.
10.6*	The Company’s 1989 Non-Employee Director Stock Option Plan, as amended effective June 28, 1989, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended March 3, 1990.

Exhibit No.	Description

10.7*	Form of Post-Employment Consulting Agreement between the Company and its executive officers, incorporated herein by reference to Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended February 29, 1992.
10.8*	Pier 1 Executive Health Expense Reimbursement Plan, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended March 3, 2007.
10.9*	The Company’s 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006.
10.9.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007.
10.10*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.
10.11*	The Company’s Stock Purchase Plan, as amended June 25, 2004, incorporated herein by reference to Appendix C, page C-1, of the Company’s Proxy Statement for the fiscal year ended February 28, 2004.
10.11.1*	Amendment to the Pier 1 Imports, Inc. Stock Purchase Plan.
10.12*	Employment Agreement between Pier 1 Imports, Inc. and Gregory S. Humenesky, dated February 28, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2005.
10.13	Secured Credit Agreement, dated November 22, 2005, among the Company, certain of its subsidiaries, Bank of America, N.A., Wells Fargo Retail Finance, LLC, Wachovia Bank, National Association, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2005.
10.13.1	First Amendment to Credit Agreement, dated as of July 28, 2006, by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2006.
10.13.2	Second Amendment to Credit Agreement, dated as of May 31, 2007 by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2007.
10.14	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.
10.15*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan, restated as amended through March 25, 2008.
10.15.1*	Form of Non-Qualified Stock Option Agreement — Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006.
10.15.2*	Form of Non-Qualified Stock Option Agreement — Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006.
10.15.3*	Form of Restricted Stock Award Agreement (Time Vesting), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 23, 2006.
10.15.4*	Form of Restricted Stock Award Agreement (Performance Vesting), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed June 23, 2006.
10.16*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006.
10.16.1*	Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.1 to the Company’s Form 10-K for the year ended March 3, 2007.
10.16.2*	Non-Employee Director Compensation Plan, as amended March 25, 2008.
10.17*	Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006.

Exhibit No.	Description

10.18*	Benefit Restoration Plan II, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 12, 2006.
10.19*	Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc. dated February 19, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 30, 2007.
10.19.1*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 30, 2007.
10.19.2*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007.
10.20	Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 2, 2007.
10.20.1	Amendment No. 1 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 1, 2007.
10.20.2	Amendment No. 2 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 1, 2007.
10.21	Real Estate Purchase Agreement by and between Chesapeake Land Company, L.L.C. and Pier 1 Services Company.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contracts and Compensatory Plans