Form 10-Q
period 2008-05-31
PIER 1 IMPORTS INC/DE
filed 2008-07-09
CIK 278130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-07832
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
Yes ☑. No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 2, 2008

Common Stock, $1.00 par value	89,012,566

PIER 1 IMPORTS, INC.

PART I
Item 1. Financial Statements.
PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	May 31,	June 2,
	2008	2007

Net sales	$310,020	$356,375

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	222,414	269,197
Selling, general and administrative expenses	109,368	132,124
Depreciation and amortization	8,673	10,558

	340,455	411,879

Operating loss	(30,435)	(55,504)

Nonoperating (income) and expenses:
Interest and investment income	(871)	(2,932)
Interest expense	3,605	3,957
Other income	(632)	(248)

	2,102	777

Loss before income taxes	(32,537)	(56,281)
Income tax provision	287	97

Net loss	$(32,824)	$(56,378)

Loss per share:
Basic and diluted	$(0.37)	$(0.64)

Average shares outstanding during period:
Basic and diluted	88,620	87,797

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	May 31,	March 1,	June 2,
	2008	2008	2007

ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $63,767, $87,837 and $145,547, respectively	$80,823	$93,433	$152,026
Accounts receivable, net	19,341	23,121	20,709
Inventories	384,838	411,709	334,114
Income tax receivable	3,734	13,632	32,843
Prepaid expenses and other current assets	42,508	41,445	50,829

Total current assets	531,244	583,340	590,521

Office building and related assets	79,380	80,539	84,028
Other properties, net of accumulated depreciation of $417,180, $408,609 and $402,140, respectively	108,253	114,952	143,076
Other noncurrent assets	42,045	43,073	43,513

	$760,922	$821,904	$861,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,161	$106,084	$96,714
Gift cards and other deferred revenue	58,845	63,101	67,448
Accrued income taxes payable	4,878	5,000	4,977
Other accrued liabilities	103,712	101,817	120,985

Total current liabilities	247,596	276,002	290,124

Long-term debt	184,000	184,000	184,000
Other noncurrent liabilities	90,739	94,158	83,618

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	123,268	126,795	125,586
Retained earnings	203,270	236,094	275,727
Cumulative other comprehensive income	517	373	2,987
Less — 11,755,000, 12,172,000 and 12,487,000 common shares in treasury, at cost, respectively	(189,247)	(196,297)	(201,683)

	238,587	267,744	303,396
Commitments and contingencies	—	—	—

	$760,922	$821,904	$861,138

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	May 31,	June 2,
	2008	2007
Cash flow from operating activities:
Net loss	$(32,824)	$(56,378)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	11,388	13,577
(Gain) loss on disposal of fixed assets	39	(1,060)
Loss on impairment of fixed and long-lived assets	—	2,181
Stock-based compensation expense	2,352	2,155
Deferred compensation	958	412
Lease termination expense	587	1,262
Other	164	138
Changes in cash from:
Inventories	26,871	25,949
Accounts receivable, prepaid expenses and other current assets	(556)	(1,639)
Income tax receivable	12,897	—
Accounts payable and accrued expenses	(34,203)	(2,548)
Accrued income taxes payable	(345)	415
Other noncurrent assets	316	163
Other noncurrent liabilities	(32)	(314)

Net cash used in operating activities	(12,388)	(15,687)

Cash flow from investing activities:
Capital expenditures	(1,894)	(769)
Proceeds from disposition of properties	4	1,587
Proceeds from sale of restricted assets	497	—
Purchase of restricted investments	—	(300)

Net cash (used in) provided by investing activities	(1,393)	518

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,171	996
Debt issuance costs	—	(979)

Net cash provided by financing activities	1,171	17

Change in cash and cash equivalents	(12,610)	(15,152)
Cash and cash equivalents at the beginning of the period	93,433	167,178

Cash and cash equivalents at the end of the period	$80,823	$152,026

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2008
(in thousands except per share amounts)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance March 1, 2008	88,607	$100,779	$126,795	$236,094	$373	($196,297)	$267,744

Comprehensive loss:

Net loss	—	—	—	(32,824)	—	—	(32,824)

Other comprehensive income (loss):
Pension adjustments	—	—	—	—	200	—	200

Currency translation adjustments	—	—	—	—	(56)	—	(56)

Comprehensive loss							(32,680)

Purchases of treasury stock	—	—	—	—	—	—	—

Restricted stock compensation	374	—	(5,575)	—	—	6,032	457

Stock option compensation expense	—	—	1,895	—	—	—	1,895

Exercise of stock options, stock purchase plan and other	43	—	153	—	—	1,018	1,171

Balance May 31, 2008	89,024	$100,779	$123,268	$203,270	$517	$(189,247)	$238,587

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND JUNE 2, 2007
(unaudited)
Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2008. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 31, 2008, and the results of operations and cash flows for the three months ended May 31, 2008 and June 2, 2007 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the three months ended May 31, 2008 and June 2, 2007 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment.
Note 1 — Loss per share
Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. As the effect would have been antidilutive, all 13,693,027 and 14,771,615 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the first quarter loss per share for fiscal 2009 and fiscal 2008, respectively. Loss per share for the three months ended May 31, 2008 and June 2, 2007 was calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 31,	June 2,
	2008	2007

Net loss, basic and diluted	$(32,824)	$(56,378)

Average shares outstanding:
Basic and diluted	88,620	87,797

Net loss per share:
Basic and diluted	$(0.37)	$(0.64)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Comprehensive loss
The components of comprehensive loss for the three months ended May 31, 2008 and June 2, 2007 were as follows (in thousands):

	Three Months Ended
	May 31,	June 2,
	2008	2007

Net loss	$(32,824)	$(56,378)
Currency translation adjustments	(56)	579
Pension adjustments	200	—

Comprehensive loss	$(32,680)	$(55,799)

Note 3 — Stock-based compensation
The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options. For the three months ended May 31, 2008 and June 2, 2007, the Company recorded stock-based compensation expense related to stock options and restricted stock of $2,352,000, or $0.03 per share, and $2,155,000, or $0.02 per share, respectively. The Company recognized no net tax benefit related to stock-based compensation during the first quarter of either fiscal 2009 or fiscal 2008 as a result of the Company’s valuation allowance on all deferred tax assets.
During the first quarter of fiscal 2009, the Company granted 587,300 stock options with an exercise price of $7.45 and a grant date fair value of $3.48 per share. The stock options will be expensed over a four-year vesting period. The Company also granted 399,400 shares of restricted stock with a grant date fair value of $7.45 per share that will be expensed over a three-year service period. During the first quarter of fiscal 2009, the Company began expensing a performance-based grant of 1,000,000 stock options to the chief executive officer when the performance targets for fiscal 2009 were set in accordance with his employment agreement. The options have an exercise price of $6.69, a grant date fair value of $2.84 and are expected to be expensed over a one-year vesting period in accordance with SFAS 123R. As of May 31, 2008 there was approximately $7,086,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.94 years and $5,294,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 2.12 years.
Note 4 — Costs associated with exit activities
As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The estimated liabilities were recorded based upon the Company’s remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
lease obligations less estimated subtenant rental income. Revisions during the periods presented related to changes in estimated buyout terms or subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
The following table represents a rollforward of the liability balances for the three months ended May 31, 2008 and June 2, 2007 related to these closures (in thousands):

	Three Months Ended
	May 31,	June 2,
	2008	2007

Beginning of period	$5,628	$2,436

Original charges	200	1,542
Revisions	387	(280)
Cash payments	(1,280)	(932)

End of period	$4,935	$2,766

Included in the table above are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores and the direct to consumer channel. These concepts were closed during fiscal 2008. Revisions of the lease termination costs associated with these closures were $397,000, or less than $0.01 per share, during the first quarter of fiscal 2009. Cash outflows related to these lease terminations were $794,000.
Note 5 — Condensed financial statements
The Company’s $165,000,000 of 6.375% convertible senior notes (the “Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended May 31, 2008
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$308,019	$4,219	$(2,218)	$310,020
Cost of sales (including buying and store occupancy costs)	—	221,034	3,862	(2,482)	222,414
Selling, general and administrative (including depreciation and amortization)	519	117,477	45	—	118,041

Operating income (loss)	(519)	(30,492)	312	264	(30,435)
Nonoperating (income) expenses	(906)	3,103	(95)	—	2,102

Income (loss) before income taxes	387	(33,595)	407	264	(32,537)
Provision for income taxes	—	287	—	—	287

Net income (loss) after income taxes	387	(33,882)	407	264	(32,824)
Net income (loss) from subsidiaries	(33,475)	407	—	33,068	—

Net income (loss)	$(33,088)	$(33,475)	$407	$33,332	$(32,824)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
May 31, 2008
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$23,868	$44,642	$12,313	$—	$80,823
Accounts receivable, net	1	17,570	1,770	—	19,341
Inventories	—	384,838	—	—	384,838
Income tax receivable	—	3,330	404	—	3,734
Prepaid expenses and other current assets	872	41,636	—	—	42,508

Total current assets	24,741	492,016	14,487	—	531,244

Office building and related assets	—	79,380	—	—	79,380
Other properties, net	—	104,439	3,814	—	108,253
Investment in subsidiaries	112,488	44,025	—	(156,513)	—
Other noncurrent assets	6,322	35,723	—	—	42,045

	$143,551	$755,583	$18,301	$(156,513)	$760,922

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39	$79,834	$288	$—	$80,161
Intercompany payable (receivable)	(263,162)	289,065	(25,903)	—	—
Gift cards and other deferred revenue	—	58,845	—	—	58,845
Accrued income taxes payable (receivable)	48	4,983	(153)	—	4,878
Other accrued liabilities	3,039	100,629	44	—	103,712

Total current liabilities	(260,036)	533,356	(25,724)	—	247,596

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	90,739	—	—	90,739
Shareholders’ equity	238,587	112,488	44,025	(156,513)	238,587

	$143,551	$755,583	$18,301	$(156,513)	$760,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
March 1, 2008
(in thousands)
(unaudited)

	Pier 1		Non-
	Imports,	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$53,030	$26,824	$13,579	$—	$93,433
Accounts receivable, net	5	21,607	1,509	—	23,121
Inventories	—	411,709	—	—	411,709
Income tax receivable	—	13,251	381	—	13,632
Prepaid expenses and other current assets	78	41,367	—	—	41,445

Total current assets	53,113	514,758	15,469	—	583,340

Office building and related assets	—	80,539	—	—	80,539
Other properties, net	—	111,112	3,840	—	114,952
Investment in subsidiaries	145,555	43,354	—	(188,909)	—
Other noncurrent assets	6,588	36,485	—	—	43,073

	$205,256	$786,248	$19,309	$(188,909)	$821,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$126	$104,900	$1,058	$—	$106,084
Intercompany payable (receivable)	(228,310)	253,339	(25,029)	—	—
Gift cards and other deferred revenue	—	63,101	—	—	63,101
Accrued income taxes payable (receivable)	48	5,065	(113)	—	5,000
Other accrued liabilities	648	101,130	39	—	101,817

Total current liabilities	(227,488)	527,535	(24,045)	—	276,002

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	94,158	—	—	94,158
Shareholders’ equity	267,744	145,555	43,354	(188,909)	267,744

	$205,256	$786,248	$19,309	$(188,909)	$821,904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
June 2, 2007
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$109,032	$30,453	$12,541	$—	$152,026
Accounts receivable, net	31	19,668	1,010	—	20,709
Inventories	—	334,114	—	—	334,114
Income tax receivable	—	32,563	280	—	32,843
Prepaid expenses and other current assets	—	50,829	—	—	50,829

Total current assets	109,063	467,627	13,831	—	590,521

Office building and related assets	—	84,028	—	—	84,028
Other properties, net	—	137,085	5,991	—	143,076
Investment in subsidiaries	187,749	41,439	—	(229,188)	—
Other noncurrent assets	7,384	36,129	—	—	43,513

	$304,196	$766,308	$19,822	$(229,188)	$861,138

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94	$93,861	$2,759	$—	$96,714
Intercompany payable (receivable)	(167,580)	191,689	(24,109)	—	—
Gift cards and other deferred revenue	—	67,448	—	—	67,448
Accrued income taxes payable (receivable)	48	5,230	(301)	—	4,977
Other accrued liabilities	3,238	117,713	34	—	120,985

Total current liabilities	(164,200)	475,941	(21,617)	—	290,124

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	83,618	—	—	83,618
Shareholders’ equity	303,396	187,749	41,439	(229,188)	303,396

	$304,196	$766,308	$19,822	$(229,188)	$861,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended May 31, 2008
(in thousands)
(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$4,519	$(16,515)	$(392)	$—	$(12,388)

Cash flow from investing activities:
Capital expenditures	—	(1,894)	—	—	(1,894)
Proceeds from disposition of properties	—	4	—	—	4
Proceeds from sale of restricted investments	—	497	—	—	497

Net cash used in investing activities	—	(1,393)	—	—	(1,393)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,171	—	—	—	1,171
Advances (to) from subsidiaries	(34,852)	35,726	(874)	—	—

Net cash provided by (used in) financing activities	(33,681)	35,726	(874)	—	1,171
Change in cash and cash equivalents	(29,162)	17,818	(1,266)	—	(12,610)
Cash and cash equivalents at beginning of period	53,030	26,824	13,579	—	93,433

Cash and cash equivalents at end of period	$23,868	$44,642	$12,313	$—	$80,823

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

Note 6 — Defined benefit plans
The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age, and certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.
The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three months ended May 31, 2008 and June 2, 2007 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	May 31,	June 2,
	2008	2007
Components of net periodic benefits cost:
Service cost	$144	$40
Interest cost	224	183
Amortization of unrecognized prior service costs	138	39
Amortization of net actuarial loss	52	36

Net periodic benefit cost	$558	$298

Note 7 — Income taxes
The Company continues to provide a valuation allowance against all deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the first quarter of fiscal 2009. Minimal provisions for state and foreign income tax were made for the period.
Note 8 — Subsequent events
Subsequent to the first quarter of fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation, for net proceeds of approximately $102,000,000. The gain on the sale of the property will be recognized over the expected lease term. In connection with this transaction, the corporate headquarters building was removed from the assets securing borrowings under the Company’s secured credit facility.
The Company also entered into a lease agreement to rent office space in the building. The lease has a primary term of seven years beginning on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year.
Note 9 — Reclassification
The Company’s home office building and related assets were reclassified during the first quarter of fiscal 2009 to noncurrent assets from assets held for sale which were included in current assets at March 1, 2008. This reclassification on the balance sheet was made in all periods presented to reflect the fact that the Company entered into a lease for a portion of the building when the sale transaction was completed, and therefore the building did not meet the definition of assets held for sale at the balance sheet dates. Depreciation was recorded on the assets through the date of sale and the reclassification had no impact on the results of operations or statement of cash flows in any period presented. As stated in Note 8 of the Notes to Consolidated Financial Statements above, the office building and related assets were sold on June 9, 2008, subsequent to quarter end.
Note 10 — New accounting pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
This FSP is effective for the Company at the beginning of fiscal year 2010 and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the adoption on its financial statements.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of March 1, 2008, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008.
Management Overview
Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company imports merchandise directly from over 50 countries and sells a wide variety of furniture collections, wicker, decorative accessories, bed and bath products, candles, housewares and other seasonal assortments in its stores. The results of operations for the three months ended May 31, 2008 and June 2, 2007 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of May 31, 2008, the Company operated 1,116 stores in the United States and Canada.
In fiscal 2008, the Company outlined a plan to return to profitability that was built on its main business priorities. During the first quarter of fiscal 2009, the Company continued to execute its plan with the financial and operational discipline that it demonstrated over the past year, and continues to make progress despite facing a difficult macro-economic environment with rising fuel prices, lower consumer confidence and a declining housing market. The Company’s management continues to believe that even during difficult economic times, it has made and will continue to make progress on returning the Company to profitability and beyond.
A primary focus of the Company, especially during this difficult economy, is to improve merchandise margins through disciplined control over promotional activity while providing improved merchandise assortments and utilizing clearance markdowns to manage inventory. As a result, the Company was able to generate more gross profit dollars during the quarter with significantly lower sales than in the prior year. The decline in comparable store sales was in part a result of a reduction in marketing expenditures of approximately 40% compared to the prior year. The Company made the decision to move marketing expenditures to the second half of fiscal 2009 where the Company’s management believes that marketing dollars will have the most impact during the holiday selling season. The Company’s management believes that this shift in marketing expenditures will increase traffic and sales volumes during the most crucial selling season while continuing to maintain improved merchandise margins.
In addition to these initiatives, the Company was able to continue general cost savings throughout the organization, resulting in savings of $22.8 million in selling, general and administrative costs for the quarter.
Net loss for the first quarter of fiscal 2009 was $32.8 million, which represented an improvement of 42% over the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Results of Operations
Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 31, 2008 and June 2, 2007:

	Three Months Ended
	May 31,	June 2,
	2008	2007
Key Performance Indicators
Total sales decline	(13.0%)	(5.2%)
Comparable stores sales decline	(5.4%)	(5.4%)
Sales per average retail square foot	$163	$167
Merchandise margins as a % of sales	51.3%	45.5%
Gross profit as a % of sales	28.3%	24.5%
Selling, general and administrative expenses as a % of sales	35.3%	37.1%
Operating loss as a % of sales	(9.8%)	(15.6%)
Net loss as a % of sales	(10.6%)	(15.8%)

	For the period ended
	May 31,	June 2,
	2008	2007

Inventory per retail square foot	$43.70	$36.29
Total retail square footage (in thousands)	8,775	9,162
Total retail square footage decline from the same period last year	(4.2%)	(3.1%)
Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 31,	June 2,
	2008	2007

Stores	$307,082	$340,330
Direct to consumer	—	5,136
Other(1)	2,938	10,909

Net sales	$310,020	$356,375

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.
Net sales for the first quarter of fiscal 2009 were $310.0 million, down 13.0% or $46.4 million from last year’s first quarter net sales of $356.4 million. As a result of the aggressive liquidation of discontinued and Modern Craftsman merchandise during the first quarter of fiscal 2008, with no similar liquidation during the first

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
quarter of fiscal 2009, comparable store sales for the first quarter of fiscal 2009 were 5.4% lower than last year. In addition, the decision to move marketing expenditures to the latter half of fiscal 2009 resulted in lower traffic during the quarter. The decrease in sales for the three-month period was comprised of the following components (in thousands):

Net Sales

Net sales for the three months ended June 2, 2007	$356,375

Incremental sales growth (decline) from:
Stores opened during fiscal 2008	891
Comparable stores	(17,448)
Closed stores and other	(29,798)

Net sales for the three months ended May 31, 2008	$310,020

Total sales during the first quarter of fiscal 2009 decreased primarily as a result of a reduction in the store count. During fiscal 2008, the Company closed 83 store locations, including all Pier 1 Kids and clearance stores. In addition, the Company closed its direct to consumer business during the second quarter of fiscal 2008, which included e-commerce and catalog sales. Total store count as of May 31, 2008 was 1,116, compared to 1,184 stores a year ago.
A summary reconciliation of the Company’s stores open at the beginning of fiscal 2009 to the number open at the end of the first quarter follows:

	United States	Canada	Total
Open at March 1, 2008	1,034	83	1,117
Openings	—	—	—
Closings	(1)	—	(1)

Open at May 31, 2008(1)	1,033	83	1,116

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format. At May 31, 2008, there were 32 and seven locations in Mexico and Puerto Rico, respectively.
Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, increased 380 basis points to 28.3% for the first quarter of fiscal 2009 from 24.5% last year. Merchandise margins for the first quarter increased 580 basis points to 51.3% of sales over last year’s 45.5% of sales. This increase was primarily the result of the Company’s disciplined focus during the first quarter of fiscal 2009 to preserve gross margin dollars. Although the prior year’s margins were significantly impacted by the Company’s liquidation efforts to clear excess inventory, the Company’s merchandising efforts and decreased use of promotional events during the first quarter of fiscal 2009 also had a positive impact. On a comparable store basis, merchandise margin dollars increased approximately 3% over last year. Comparable store merchandise margins are determined on a basis similar to comparable store sales. Store occupancy costs for the quarter decreased $3.6 million from the first quarter of fiscal 2008.
Operating Expenses, Depreciation and Income Taxes — Selling, general and administrative expenses for the first quarter of fiscal 2009 were $109.4 million or 35.3% of sales, a decrease from the same quarter last year of $22.8 million or 180 basis points as a percentage of sales. This decrease primarily related to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
management’s intentional reduction of expenses as well as store closures. Selling, general and administrative expenses for the quarter included the charges summarized in the table below (in thousands):

	May 31, 2008		June 2, 2007		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$52,636	17.0%	$57,283	16.1%	$(4,647)
Marketing	12,673	4.1%	20,833	5.8%	(8,160)
Store supplies and equipment rental	7,883	2.5%	10,099	2.8%	(2,216)

	73,192	23.6%	88,215	24.8%	(15,023)

Administrative payroll	28,456	9.2%	30,592	8.6%	(2,136)
Lease termination costs and impairments	587	0.2%	3,443	1.0%	(2,856)
Severance and outplacement	1,938	0.6%	3,517	1.0%	(1,579)
(Gain) loss on sale of fixed assets	39	0.0%	(1,060)	(0.3%)	1,099
Other relatively fixed expenses	5,156	1.7%	7,417	2.1%	(2,261)

	36,176	11.7%	43,909	12.3%	(7,733)

	$109,368	35.3%	$132,124	37.1%	$(22,756)

Expenses that fluctuate proportionately to some degree with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental decreased $15.0 million. Store payroll decreased $4.6 million primarily as a result of a decrease in the total number of stores and a planned reduction in staff hours compared to the prior year. Marketing expenditures were $12.7 million or 4.1% of sales for the quarter, a decrease of $8.2 million or 170 basis points as a percentage of sales compared to the same quarter last year. This decrease was primarily due to a complete phase out of television advertising after the second quarter of fiscal 2008. Current marketing initiatives for the fiscal year continue to include internet marketing, retail event mailers and newspaper inserts with expenditures weighted more heavily to the third and fourth quarters of fiscal 2009. The Company anticipates total marketing expenditures for fiscal 2009 to be approximately 4% of sales. Other variable expenses, primarily supplies and equipment rental, decreased $2.2 million or 30 basis points as a percentage of sales.
Relatively fixed selling, general and administrative expenses during the first quarter of fiscal 2009 decreased $7.7 million or 60 basis points as a percentage of sales from the same period last year. The decrease was primarily the result of a companywide effort to reduce costs which included a decrease in non-store payroll of $2.1 million and a reduction in severance outplacement services of $1.6. Additionally, there were no impairment charges in the first quarter of fiscal 2009, compared to $2.2 million in the same quarter last year.
Depreciation and amortization expense for the first quarter was $8.7 million compared to $10.6 million for the same period last year. This decrease was primarily a result of the impairment of certain long-lived store fixed assets since the end of the first quarter of fiscal 2008, certain assets’ becoming fully depreciated and store closures since the end of the first quarter of fiscal 2008.
The operating loss for the quarter was $30.4 million compared to $55.5 million for last year’s first quarter.
The Company continues to provide a valuation allowance against all deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the first quarter of fiscal

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
2009. Minimal provisions for state and foreign income tax were made for the period. As of May 31, 2008, the Company had tax loss carryforwards of over $200 million. These loss carryforwards, with expirations beginning in fiscal year 2027, can be utilized to offset future income for U.S. federal tax purposes.
Net Loss — Net loss for the first quarter of fiscal 2009 was $32.8 million, or $0.37 per share, compared to $56.4 million, or $0.64 per share, for the first quarter of fiscal 2008.
Inventory — Inventory levels at the end of the first quarter of fiscal 2009 were $384.8 million, down $26.9 million or 6.5%, from inventory levels at the end of fiscal 2008. This planned decrease in inventory was part of the Company’s initiative to improve the overall efficiency of the supply chain. One step taken was to reduce inventory levels maintained at the Company’s distribution centers by ordering smaller quantities of merchandise more frequently to better match consumer demand and manage on-hand quantities. This reduction will enable the Company to exit excess space at the distribution centers during the second quarter of fiscal 2009. At the end of the first quarter of fiscal 2009, inventory per retail square foot was $43.70 compared to $46.71 at fiscal 2008 year end. Current inventory levels are in line with the Company’s plan for the fiscal year.
Inventory levels at the end of the first quarter of fiscal 2008 were lower than normal because the Company had substantially completed a significant liquidation of discontinued and Modern Craftsman merchandise with a carrying value of approximately $60 million dollars. As expected, inventory increased nearly $51 million at the end of the first quarter of fiscal 2009 when compared to the same quarter in the prior year. Following the Company’s liquidation efforts, store level inventories began to increase each month during the second and third quarters of fiscal 2008, reaching desired levels around the October/November timeframe. Since that time, store level inventories have remained relatively constant with fluctuations in the distribution centers. Last year's monthly merchandise purchases peaked during September, but are expected to peak during August in the current year. Therefore, inventory levels compared to the same periods last year are expected to be $20 to $30 million higher at the end of the second quarter and $10 to $20 million lower at the end of the third quarter when the Company is at peak inventory levels. The Company expects to end the fiscal year with inventory levels of $360 million, or a reduction of approximately $50 million from fiscal 2008 year end.
Liquidity and Capital Resources
The Company ended the first quarter of fiscal 2009 with $80.8 million in cash and temporary investments compared to $93.4 million at the end of fiscal 2008. Subsequent to the end of the first quarter, the Company received net proceeds of approximately $102.0 million from the sale of its corporate headquarters building and related assets on June 9, 2008, to begin the second fiscal quarter with approximately $180.0 million in cash and temporary investments. Operating activities in the first quarter of fiscal 2009 used $12.4 million of cash, primarily as a result of the Company’s net loss and a decrease in accounts payable and accrued expenses, partially offset by a reduction in inventory and the collection of a $12.4 million income tax refund, including related interest.
During the first three months of fiscal 2009, investing activities used $1.4 million compared to providing $0.5 million during the same period last year. Capital expenditures were $1.9 million in fiscal 2009 compared to $0.8 million in fiscal 2008, consisting primarily of $1.1 million for fixtures, equipment, and leasehold improvements for existing stores, $0.2 million for information systems’ enhancements, $0.3 million related to the Company’s distribution centers and $0.2 million related to home office leasehold improvements. Capital expenditures for fiscal 2009 are expected to be approximately $15 million to $20 million.
At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2009 were $171.8 million. The present value of total existing minimum operating lease commitments discounted at 10% was $800.1 million at the fiscal 2009 first quarter-end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
The Company currently plans to close 20 to 25 stores and eliminate excess distribution center space during the remainder of fiscal 2009. Cash outflows for these closures are expected to be up to $3 million with lease termination charges of no more than $5 million.
Subsequent to the first quarter of fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation, for net proceeds of approximately $102.0 million. At that time, the building was removed as collateral from the Company’s secured credit facility.
As part of the transaction, the Company entered into a lease agreement to rent office space in the building. The lease has a primary term of seven years beginning on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year. The estimated impact of this lease on the Company’s contractual obligations, as presented in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008, is an increase in operating leases of approximately $5.2 million, $12.2 million, $13.1 million and $4.4 million for the periods of less than one year, one to three years, three to five years and more than five years, respectively.
On June 9, 2008, the Company announced its intention to purchase all outstanding common stock shares of Cost Plus, Inc. in a stock-for-stock transaction. On June 24, 2008, the Company announced that it had withdrawn its proposal to acquire those outstanding shares of Cost Plus, Inc. because it did not believe it would be able to acquire a majority interest at a price that would make sense for the Company’s shareholders.
Working capital requirements are expected to be funded from available cash balances, cash generated from the operations of the Company, proceeds from the sale of the corporate headquarters building and accompanying land, and if required, borrowings against lines of credit. The Company’s bank facilities at the end of the first quarter of fiscal 2009 included a $325 million credit facility, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables; the Company owned real estate was removed from the borrowing base in June 2008. As of May 31, 2008, the Company had no outstanding cash borrowings and had utilized $105.0 million in letters of credit and bankers’ acceptances. At quarter end, the Company’s calculated borrowing base (excluding Company owned real estate sold subsequent to quarter end) was $254.3 million, of which $116.8 million remained available for cash borrowings. The Company will not be required to comply with debt covenants under the facility unless the availability under such agreement is less than $32.5 million. The Company does not anticipate falling below this minimum availability in the foreseeable future. The Company was in compliance with required debt covenants at the end of the first quarter of fiscal 2009. The Company also owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements for the next twelve months.
New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
This FSP will be applied retrospectively to all periods presented. FSP APB 14-1 is effective for the Company at the beginning of fiscal year 2010. The Company is currently evaluating the impact of the adoption on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
Forward-looking Statements
Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008, as filed with the Securities and Exchange Commission.
Impact of Inflation
Inflation has not had a significant impact on the operations of the Company.

PART I
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended March 1, 2008.
Item 4. Controls and Procedures.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2008, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors.
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 31, 2008, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
		Average Price Paid	Part of Publicly	that May Yet Be
	Total Number of	per Share	Announced Plans or	Purchased Under the
Period	Shares Purchased	(including fees)	Programs	Plans or Programs

March 2, 2008 through April 5, 2008	—	$—	—	$—
April 6, 2008 through May 3, 2008 (1)	36,320	7.45	—	—
May 4, 2008 through May 31, 2008	—	—	—	—

	36,320	$7.45	—	$—

(1)	All of these shares of common stock were withheld by the Company to pay employees’ withholding taxes in connection with the vesting of restricted stock.
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of the Company was held June 20, 2008, for the purpose of electing as Directors the eight nominees named in the Proxy Statement to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified; to approve the restatement and amendment of the Pier 1 Imports, Inc. Stock Purchase Plan; to ratify the Audit Committee’s approval to engage Ernst & Young LLP for fiscal 2009; and to vote on a shareholder proposal, if properly submitted at the meeting. The results of the election and the votes follow:

Director Election:

Director	For	Against	Abstain

John H. Burgoyne	64,360,446	15,112,978	150,885
Michael R. Ferrari	69,390,777	10,083,544	149,988
Robert B. Holland, III	63,319,190	16,152,007	153,112
Karen W. Katz	64,544,020	14,931,375	148,913
Terry E. London	78,242,943	1,229,130	152,236
Alexander W. Smith	77,112,856	2,357,474	153,979
Cece Smith	77,033,027	2,438,187	153,095
Tom M. Thomas	61,619,424	17,858,750	146,135
Pier 1 Imports, Inc. Stock Purchase Plan — restatement and amendment:

For	Against	Abstain

66,065,424	1,308,991	84,440
Ratify the engagement of Ernst & Young LLP:

For	Against	Abstain

78,682,887	540,739	400,683
Shareholder proposal — Pay-for-superior-performance:

For	Against	Abstain

31,500,082	35,843,690	115,083
Item 6. Exhibits.
The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)
Date: July 8, 2008	By:	/s/ Alexander W. Smith
Alexander W. Smith, Director, President and
Chief Executive Officer

Date: July 8, 2008	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date: July 8, 2008	By:	/s/ Laura A. Schack
Laura A. Schack, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1*	Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company.

10.1.1*	First Amendment to Office Lease.

10.2*	Pier 1 Imports, Inc. Stock Purchase Plan, restated as amended June 20, 2008.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewith