Form 10-Q
period 2008-08-30
PIER 1 IMPORTS INC/DE
filed 2008-10-09
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 30, 2008

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

Yes ☒.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 3, 2008
Common Stock, $1.00 par value	89,016,161

PIER 1 IMPORTS, INC.

PART I

Item 1.        Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007

Net sales	$320,494	$344,566	$630,514	$700,941

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	234,359	257,042	456,773	526,239
Selling, general and administrative expenses	107,043	117,457	216,411	249,581
Depreciation and amortization	7,517	10,444	16,190	21,002
	348,919	384,943	689,374	796,822

Operating loss	(28,425)	(40,377)	(58,860)	(95,881)

Nonoperating (income) and expenses:
Interest and investment income	(1,471)	(2,438)	(2,342)	(5,370)
Interest expense	3,696	4,000	7,301	7,957
Other income	(656)	(405)	(1,288)	(653)
	1,569	1,157	3,671	1,934

Loss before income taxes	(29,994)	(41,534)	(62,531)	(97,815)
Income tax provision	162	1,875	449	1,972

Net loss	$(30,156)	$(43,409)	$(62,980)	$(99,787)

Loss per share:
Basic and diluted	$(0.34)	$(0.49)	$(0.71)	$(1.14)

Average shares outstanding during period:
Basic and diluted	88,778	88,000	88,699	87,898

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 30, 2008	March 1, 2008	September 1, 2007

ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $178,936, $87,837 and $112,468, respectively	$191,114	$93,433	$121,872
Accounts receivable, net	18,389	23,121	20,533
Inventories	379,050	411,709	374,468
Income tax receivable	3,345	13,632	15,143
Prepaid expenses and other current assets	45,732	41,445	47,318
Total current assets	637,630	583,340	579,334

Office building and related assets	—	80,539	82,855
Other properties, net of accumulated depreciation of $422,377, $408,609 and $400,801, respectively	105,052	114,952	129,768
Other noncurrent assets	42,021	43,073	46,524

	$784,703	$821,904	$838,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$118,955	$106,084	$125,253
Gift cards and other deferred revenue	53,936	63,101	64,318
Accrued income taxes payable	4,500	5,000	3,120
Other accrued liabilities	109,043	101,817	102,321
Total current liabilities	286,434	276,002	295,012

Long-term debt	184,000	184,000	184,000
Other noncurrent liabilities	104,112	94,158	97,321

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	126,177	126,795	125,663
Retained earnings	173,114	236,094	232,318
Cumulative other comprehensive income	8	373	3,012
Less — 11,802,000, 12,172,000 and 12,359,000 common shares in treasury, at cost, respectively
	(189,921)	(196,297)	(199,624)
	210,157	267,744	262,148
Commitments and contingencies	—	—	—

	$784,703	$821,904	$838,481

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 30, 2008	September 1, 2007

Cash flow from operating activities:
Net loss	$(62,980)	$(99,787)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	22,408	27,172
(Gain) loss on disposal of fixed assets	68	(1,404)
Loss on impairment of fixed assets and long-lived assets	—	4,164
Stock-based compensation expense	4,502	3,182
Deferred compensation	2,185	1,891
Lease termination expense	2,978	4,820
Other	(1,555)	281
Changes in cash from:
Inventories	32,659	(14,405)
Accounts receivable, prepaid expenses and other current assets	(4,985)	(6,066)
Income tax receivable	13,290	24,474
Accounts payable and accrued expenses	(7,022)	8,770
Accrued income taxes payable	(723)	434
Defined benefit plan liabilities	(59)	(6,282)
Other noncurrent assets	641	305
Other noncurrent liabilities	(195)	(586)
Net cash provided by (used in) operating activities	1,212	(53,037)

Cash flow from investing activities:
Capital expenditures	(7,203)	(2,665)
Proceeds from disposition of properties	102,452	3,505
Proceeds from sale of restricted assets	908	6,373
Purchase of restricted investments	(944)	(589)
Net cash provided by investing activities	95,213	6,624

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,256	2,105
Debt issuance costs	—	(998)
Net cash provided by financing activities	1,256	1,107

Change in cash and cash equivalents	97,681	(45,306)
Cash and cash equivalents at beginning of period	93,433	167,178
Cash and cash equivalents at end of period	$191,114	$121,872

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 30, 2008

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance March 1, 2008	88,607	$100,779	$126,795	$236,094	$373	$(196,297)	$267,744

Comprehensive loss:

Net loss	—	—	—	(62,980)	—	—	(62,980)

Other comprehensive income (loss):
Pension adjustments	—	—	—	—	766	—	766

Currency translation adjustments	—	—	—	—	(1,131)	—	(1,131)

Comprehensive loss							(63,345)

Restricted stock compensation	303	—	(3,891)	—	—	4,893	1,002

Stock option compensation expense	—	—	3,500	—	—	—	3,500

Exercise of stock options, stock purchase plan and other	67	—	(227)	—	—	1,483	1,256

Balance August 30, 2008	88,977	$100,779	$126,177	$173,114	$8	$(189,921)	$210,157

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 30, 2008

AND SEPTEMBER 1, 2007

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries.  The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 2008.  All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of August 30, 2008, and the results of operations and cash flows for the three and six months ended August 30, 2008 and September 1, 2007 have been made and consist only of normal recurring adjustments, except as otherwise described herein.  The results of operations for the three and six months ended August 30, 2008 and September 1, 2007, respectively, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment.

Note 1 – Loss per share

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.  As the effect would have been antidilutive, all 13,284,048 and 14,153,480 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the second quarter and year-to-date loss per share for fiscal 2009 and fiscal 2008, respectively.  Loss per share for the three and six months ended August 30, 2008 and September 1, 2007 was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Net loss, basic and diluted	$(30,156)	$(43,409)	$(62,980)	$(99,787)

Average shares outstanding:
Basic and diluted	88,778	88,000	88,699	87,898

Net loss per share:
Basic and diluted	$(0.34)	$(0.49)	$(0.71)	$(1.14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Comprehensive loss

The components of comprehensive loss for the three and six months ended August 30, 2008 and September 1, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007

Net loss	$(30,156)	$(43,409)	$(62,980)	$(99,787)
Currency translation adjustments	(1,075)	25	(1,131)	604
Pension adjustments	566	—	766	—

Comprehensive loss	$(30,665)	$(43,384)	$(63,345)	$(99,183)

Note 3 – Stock-based compensation

The Company accounts for share-based compensation transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options.  For the three and six months ended August 30, 2008, the Company recorded stock-based compensation expense related to stock options and restricted stock of $2,150,000, or $0.02 per share, and $4,502,000, or $0.05 per share, respectively.  For the three and six months ended September 1, 2007, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,027,000, or $0.01 per share, and $3,182,000, or $0.04 per share, respectively.  The Company recognized no net tax benefit related to stock-based compensation during the first half of fiscal 2009 or fiscal 2008 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

As of August 30, 2008, there was approximately $6,095,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.99 years and $4,214,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 2.05 years.

Note 4 – Costs associated with exit activities

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio.  These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material.  Additionally, employee severance costs associated with these closures were not significant.  The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income.  Revisions during the periods presented related to changes in estimated buyout terms or subtenant receipts expected on closed facilities.  Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents a rollforward of the liability balances for the six months ended August 30, 2008 and September 1, 2007 related to these closures (in thousands):

	Six Months Ended
	August 30,	September 1,
	2008	2007

Beginning of period	$5,628	$2,436

Original charges	2,782	5,221
Revisions	196	(401)
Cash payments	(2,455)	(2,748)

End of period	$6,151	$4,508

Included in the table above are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores and the direct to consumer channel during fiscal 2008.  Revisions of the lease termination costs associated with these closures were $(145,000) and $252,000, or less than $(0.01) and less than $0.01 per share, during the three and six months ended August 30, 2008, respectively.  Cash outflows related to these lease terminations were $1,507,000 for fiscal 2009 year-to-date.

Note 5 – Condensed financial statements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended August 30, 2008

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$318,249	$3,632	$(1,387)	$320,494
Cost of sales (including buying and store occupancy costs)	—	232,511	3,338	(1,490)	234,359
Selling, general and administrative (including depreciation and amortization)	2,190	112,320	50	—	114,560
Operating income (loss)	(2,190)	(26,582)	244	103	(28,425)
Nonoperating (income) expenses	(283)	1,942	(90)	—	1,569
Income (loss) before income taxes	(1,907)	(28,524)	334	103	(29,994)
Provision for income taxes	—	152	10	—	162
Net income (loss) after income taxes	(1,907)	(28,676)	324	103	(30,156)
Net income (loss) from subsidiaries	(28,352)	324	—	28,028	—
Net income (loss)	$(30,259)	$(28,352)	$324	$28,131	$(30,156)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended September 1, 2007

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$342,877	$10,522	$(8,833)	$344,566
Cost of sales (including buying and store occupancy costs)	—	256,066	9,799	(8,823)	257,042
Selling, general and administrative (including depreciation and amortization)	490	127,356	55	—	127,901
Operating income (loss)	(490)	(40,545)	668	(10)	(40,377)
Nonoperating (income) expenses	(868)	2,185	(160)	—	1,157
Income (loss) before income taxes	378	(42,730)	828	(10)	(41,534)
Provision for income taxes	—	1,722	153	—	1,875
Net income (loss) after income taxes	378	(44,452)	675	(10)	(43,409)
Net income (loss) from subsidiaries	(43,777)	675	—	43,102	—
Net income (loss)	$(43,399)	$(43,777)	$675	$43,092	$(43,409)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended August 30, 2008

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$626,269	$7,850	$(3,605)	$630,514
Cost of sales (including buying and store occupancy costs)	—	453,545	7,200	(3,972)	456,773
Selling, general and administrative (including depreciation and amortization)	2,709	229,797	95	—	232,601
Operating income (loss)	(2,709)	(57,073)	555	367	(58,860)
Nonoperating (income) expenses	(1,189)	5,045	(185)	—	3,671
Income (loss) before income taxes	(1,520)	(62,118)	740	367	(62,531)
Provision for income taxes	—	439	10	—	449
Net income (loss) after income taxes	(1,520)	(62,557)	730	367	(62,980)
Net income (loss) from subsidiaries	(61,827)	730	—	61,097	—
Net income (loss)	$(63,347)	$(61,827)	$730	$61,464	$(62,980)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended September 1, 2007

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$697,990	$18,069	$(15,118)	$700,941
Cost of sales (including buying and store occupancy costs)	—	524,771	16,767	(15,299)	526,239
Selling, general and administrative (including depreciation and amortization)	942	269,521	120	—	270,583
Operating income (loss)	(942)	(96,302)	1,182	181	(95,881)
Nonoperating (income) expenses	(1,653)	3,908	(321)	—	1,934
Income (loss) before income taxes	711	(100,210)	1,503	181	(97,815)
Provision for income taxes	—	1,767	205	—	1,972
Net income (loss) after income taxes	711	(101,977)	1,298	181	(99,787)
Net income (loss) from subsidiaries	(100,679)	1,298	—	99,381	—
Net income (loss)	$(99,968)	$(100,679)	$1,298	$99,562	$(99,787)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET
August 30, 2008
(in thousands)
(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$116,432	$52,500	$22,182	$—	$191,114
Accounts receivable, net	24	16,350	2,015	—	18,389
Inventories	—	379,050	—	—	379,050
Income tax receivable	—	2,914	431	—	3,345
Prepaid expenses and other current assets	498	45,234	—	—	45,732
Total current assets	116,954	496,048	24,628	—	637,630

Office building and related assets	—	—	—	—	—
Other properties, net	—	101,264	3,788	—	105,052
Investment in subsidiaries	83,732	44,452	—	(128,184)	—
Other noncurrent assets	6,056	35,965	—	—	42,021
	$206,742	$677,729	$28,416	$(128,184)	$784,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82	$118,673	$200	$—	$118,955
Intercompany payable (receivable)	(169,138)	185,294	(16,156)	—	—
Gift cards and other deferred revenue	—	53,936	—	—	53,936
Accrued income taxes payable (receivable)	48	4,595	(143)	—	4,500
Other accrued liabilities	593	108,387	63	—	109,043
Total current liabilities	(168,415)	470,885	(16,036)	—	286,434

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	104,112	—	—	104,112
Shareholders’ equity	210,157	83,732	44,452	(128,184)	210,157
	$206,742	$677,729	$28,416	$(128,184)	$784,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET
March 1, 2008
(in thousands)
(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$53,030	$26,824	$13,579	$—	$93,433
Accounts receivable, net	5	21,607	1,509	—	23,121
Inventories	—	411,709	—	—	411,709
Income tax receivable	—	13,251	381	—	13,632
Prepaid expenses and other current assets	78	41,367	—	—	41,445
Total current assets	53,113	514,758	15,469	—	583,340

Office building and related assets	—	80,539	—	—	80,539
Other properties, net	—	111,112	3,840	—	114,952
Investment in subsidiaries	145,555	43,354	—	(188,909)	—
Other noncurrent assets	6,588	36,485	—	—	43,073
	$205,256	$786,248	$19,309	$(188,909)	$821,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$104,900	$1,058	$—	$106,084
Intercompany payable (receivable)	(228,310)	253,339	(25,029)	—	—
Gift cards and other deferred revenue	—	63,101	—	—	63,101
Accrued income taxes payable (receivable)	48	5,065	(113)	—	5,000
Other accrued liabilities	648	101,130	39	—	101,817
Total current liabilities	(227,488)	527,535	(24,045)	—	276,002

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	94,158	—	—	94,158
Shareholders’ equity	267,744	145,555	43,354	(188,909)	267,744
	$205,256	$786,248	$19,309	$(188,909)	$821,904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

September 1, 2007

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$76,384	$33,364	$12,124	$—	$121,872
Accounts receivable, net	11	18,884	1,638	—	20,533
Inventories	—	374,468	—	—	374,468
Income tax receivable	—	14,841	302	—	15,143
Prepaid expenses and other current assets	—	47,318	—	—	47,318
Total current assets	76,395	488,875	14,064	—	579,334

Office building and related assets	—	82,855	—	—	82,855
Other properties, net	—	125,876	3,892	—	129,768
Investment in subsidiaries	143,987	42,102	—	(186,089)	—
Other noncurrent assets	7,119	39,405	—	—	46,524
	$227,501	$779,113	$17,956	$(186,089)	$838,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38	$120,267	$4,948	$—	$125,253
Intercompany payable (receivable)	(200,391)	229,387	(28,996)	—	—
Gift cards and other deferred revenue	—	64,318	—	—	64,318
Accrued income taxes payable (receivable)	48	3,220	(148)	—	3,120
Other accrued liabilities	658	101,613	50	—	102,321
Total current liabilities	(199,647)	518,805	(24,146)	—	295,012

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	97,321	—	—	97,321
Shareholders’ equity	262,148	143,987	42,102	(186,089)	262,148
	$227,501	$779,113	$17,956	$(186,089)	$838,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended August 30, 2008

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$2,974	$(1,492)	$(270)	$—	$1,212

Cash flow from investing activities:
Capital expenditures	—	(7,203)	—	—	(7,203)
Proceeds from disposition of properties	—	102,452	—	—	102,452
Proceeds from sale of restricted investments	—	908	—	—	908
Purchase of restricted investments	—	(944)	—	—	(944)
Net cash provided by investing activities	—	95,213	—	—	95,213

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,256	—	—	—	1,256
Debt issuance costs	—	—	—	—	—
Advances (to) from subsidiaries	59,172	(68,045)	8,873	—	—
Net cash (used in) provided by financing activities	60,428	(68,045)	8,873	—	1,256

Change in cash and cash equivalents	63,402	25,676	8,603	—	97,681
Cash and cash equivalents at beginning of period	53,030	26,824	13,579	—	93,433

Cash and cash equivalents at end of period	$116,432	$52,500	$22,182	$—	$191,114

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

Note 6 – Defined benefit plans

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

The Plans are not funded and thus have no plan assets.  The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans.  The components of net periodic benefit costs for the three and six months ended August 30, 2008 and September 1, 2007 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Components of net periodic benefits cost:
Service cost	$225	$40	$369	$80
Interest cost	230	183	454	366
Amortization of unrecognized prior service costs	137	39	275	78
Amortization of net actuarial loss	53	36	105	73
Settlement charge	—	1,065	—	1,065
Curtailment charge	368	—	368	—

Net periodic benefit cost	$1,013	$1,363	$1,571	$1,662

Note 7 – Income taxes

The Company continues to provide a valuation allowance against all deferred tax assets.  As a result, the Company did not record a federal or state tax benefit on its operating loss for the three or six months ended August 30, 2008.  Minimal provisions for state and foreign income tax were made for the period.

Note 8 – Sale of office building and related assets

On June 9, 2008, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation, for net proceeds of approximately $102,400,000.  The Company also entered into a lease agreement to rent office space in the building.  The lease has a primary term of seven years beginning on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year. The related gain on the sale of the property was approximately $23,300,000, the majority of which is included in other noncurrent liabilities, and will be recognized over the expected lease term.  In connection with this transaction, the corporate headquarters building was removed from the assets securing borrowings under the Company’s secured credit facility.

Note 9 – Reclassification

The Company’s home office building and related assets were reclassified during the first quarter of fiscal 2009 to noncurrent assets from assets held for sale which were included in current assets at March 1, 2008.  This reclassification on the balance sheet was made in all prior periods presented to reflect the fact that the Company entered into a lease for a portion of the building when the sale transaction was completed, and therefore the building did not meet the definition of assets held for sale at the balance sheet dates.  Depreciation was recorded on the assets through the date of sale and the reclassification had no impact on the results of operations or statement of cash flows in any period presented.  As stated in Note 8 of the Notes to Consolidated Financial Statements above, the office building and related assets were sold on June 9, 2008.

Note 10 - New Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts.  The Company directly imports merchandise from over 50 countries, and sells a wide variety of furniture collections, wicker, decorative accessories, bed and bath products, candles, housewares and other seasonal assortments in its stores.  The results of operations for the three and six months ended August 30, 2008 and September 1, 2007 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports.  As of August 30, 2008, the Company operated 1,112 stores in the United States and Canada.

The Company’s performance during the second quarter of fiscal 2009 was an improvement over the same period in the prior year, but it was not as strong as management had anticipated.  The Company attributes the results to both the current challenging economic environment and internal execution.  To clear out summer merchandise and prepare the stores for the arrival of fall and harvest assortments, the Company offered deeper discounts than originally planned, especially in markets that were experiencing greater economic difficulties such as Phoenix, Las Vegas, Florida and Atlanta.  As a result, the Company did not achieve optimal merchandise margins during the quarter, but will enter the third quarter of fiscal 2009 with clean inventory.

Conversion during the quarter increased over the prior year and there was a slight increase in traffic.  However, the Company saw a decrease in average ticket because it’s back-to-school strategy emphasized lower ticket items to the detriment of its furniture business.   In addition, sales were negatively impacted during the first half of the year by a reduction in marketing expenditures as the Company shifted the use of approximately $8 million to $12 million marketing dollars to coincide with the critical holiday selling season.  In order to continue to increase conversion rates and drive incremental traffic, the Company’s marketing plan for the remainder of the year includes retail mailers with larger circulations than last year, robust email and web advertising, various credit card promotions as well as the reintroduction of television advertising during the months of November and December.

The Company ended the second quarter of fiscal 2009 with a strong balance sheet that included $191.1 million in cash.  This cash position was the result of operating cash inflows of $1.2 million as well as proceeds of $102.4 million from the sale of the Company’s corporate headquarters building and accompanying land.  The Company continues to focus on balancing inventory levels with the flow of new products and adjusting the timing of purchases to receive inventory closer to when it is actually needed and maintaining optimal store levels.  The Company is constantly re-evaluating and readjusting its inventory strategy to achieve and maintain this balance.  In addition, the Company will continue to focus on maximizing merchandise margin dollars, improving conversion rates and increasing average ticket.  The current macro-economic environment will continue to impact the Company’s turnaround strategy, but the Company will continue to focus on what it

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

can control, continuing to make the Company more efficient and cost effective in every way.  Cost savings, particularly in the supply chain, will continue to offset any increases in merchandise costs resulting from increased fuel costs and general inflationary pressures.

The Company’s management believes that the success of the Company’s turnaround will best be measured by two key metrics:  merchandise margin and operating profit.  Year-over-year comparisons of these metrics will provide better insight into the Company’s progress in a challenging retail environment.  The Company’s ability to improve profitability will depend on maintaining traffic levels that are at least neutral compared to the prior year.  During the month of September, traffic was down 8% and comparable store sales declined 11.7% compared to the same month in the prior year.  Assuming these trends continue, the Company will not meet current analysts’ consensus on earnings estimates for the second half of fiscal 2009.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance.  The following table summarizes those key performance indicators for the three and six months ended August 30, 2008 and September 1, 2007:

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Key Performance Indicators
Total sales decline	(7.0)%	(7.0)%	(10.0)%	(6.1)%
Comparable stores sales decline	(1.7)%	(3.6)%	(3.9)%	(4.5)%
Merchandise margins as a % of sales	49.3%	47.0%	50.3%	46.3%
Gross profit as a % of sales	26.9%	25.4%	27.6%	24.9%
Selling, general and administrative expenses as a % of sales	33.4%	34.1%	34.3%	35.6%
Operating loss as a % of sales	(8.9)%	(11.7)%	(9.3)%	(13.7)%
Net loss as a % of sales	(9.4)%	(12.6)%	(10.0)%	(14.2)%

	For the period ended
	August 30, 2008	September 1, 2007
Sales per average retail square foot (1)	$161	$166
Inventory per retail square foot	$43	$42
Total retail square footage (in thousands)	8,737	8,975
Total retail square footage decline
from the same period last year	(2.7)%	(4.9)%

(1)     Calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties.  Sales by retail concept during the period were as follows (in thousands):

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007

Stores	$316,554	$340,452	$623,636	$680,782
Direct to consumer	—	3,241	—	8,377
Other (1)	3,940	873	6,878	11,782

Net sales	$320,494	$344,566	$630,514	$700,941

(1)   Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.

Net sales for the second quarter of fiscal 2009 were $320.5 million, down 7.0% or $24.1 million from last year’s second quarter net sales of $344.6 million.  Net sales declined $70.4 million or 10.0% from $700.9 million to $630.5 million during the six-month period ended August 30, 2008 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 1.7% and 3.9%, respectively.  Sales for the six-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended September 1, 2007	$700,941

Incremental sales growth (decline) from:
New stores opened during fiscal 2009	—
Stores opened during fiscal 2008	1,550
Comparable stores	(25,477)
Closed stores and other	(46,500)

Net sales for the six months ended August 30, 2008	$630,514

As shown in the table, the decline in total sales was primarily due to store closures, including all the remaining Pier 1 Kids locations and the closure of the Company’s e-commerce and catalog sales in the prior year, and comparable store sales declines during the first half of the year.  During fiscal 2008, the Company closed 83 store locations, including all Pier 1 Kids and clearance stores.  In addition, the Company closed its direct to consumer business which included e-commerce and catalog sales. Total store count as of August 30, 2008 was 1,112, compared to 1,157 stores a year ago.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2009 to the number open at the end of the second quarter follows:

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	United States	Canada	Total
Open at March 1, 2008	1,034	83	1,117
Openings	—	—	—
Closings	(4)	(1)	(5)
Open at August 30, 2008 (1)	1,030	82	1,112

(1)             The Company supplies merchandise and licenses the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format. At August 30, 2008, there were 33 and seven locations in Mexico and Puerto Rico, respectively.

Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, increased 150 basis points to 26.9% for the second quarter of fiscal 2009, and increased 270 basis points to 27.6% for the first six months of fiscal 2009.  As a percentage of sales, merchandise margins increased 230 basis points for the second quarter and 400 basis points for the six-month period ended August 30, 2008, from the comparable periods a year ago.  This increase was primarily the result of the Company’s disciplined focus to generate gross margin dollars during the current year.  Margins were impacted by the semi-annual clearance in July 2008 followed by deeper than anticipated markdowns on outdoor furniture and garden accessories in August 2008, especially in markets experiencing greater economic difficulties such as Phoenix, Las Vegas, Florida and Atlanta. The Company’s merchandising efforts and decreased use of promotional events during the first half of fiscal 2009 compared to the prior year had a positive impact.  On a comparable store basis, merchandise margin dollars increased approximately 1% for the quarter and 1.6% year-to-date over the same periods last year.  Comparable store merchandise margins are determined on a basis similar to comparable store sales.

Store occupancy costs for the quarter were $72.0 million, or 22.5% of sales, a $2.6 million decrease compared to last year’s second quarter store occupancy expense of $74.6 million.  Year-to-date, store occupancy costs were $143.4 million, or 22.7%  of sales, a decrease of $6.2 million compared to the same period last year.

Operating Expenses, Depreciation and Income Taxes – Selling, general and administrative expenses for the second quarter of fiscal 2009 were $107.0 million, or 33.4% of sales, a decrease of $10.4 million, or 70 basis points as a percentage of sales, from the same quarter last year.  Year-to-date selling, general and administrative expenses were $216.4 million, or 34.3% of sales, a decrease of $33.2 million or 130 basis points as a percentage of sales.  Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	August 30, 2008		September 1, 2007		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$53,530	16.7%	$54,538	15.8%	$(1,008)
Marketing	9,768	3.0%	13,754	4.0%	(3,986)
Store supplies, services and other	7,592	2.4%	9,067	2.6%	(1,475)
Variable costs	70,890	22.1%	77,359	22.5%	(6,469)

Administrative payroll (excluding severance)	19,335	6.0%	20,012	5.8%	(677)
Lease termination costs and impairments	2,391	0.7%	5,541	1.6%	(3,150)
Severance and other	944	0.3%	1,818	0.5%	(874)
Acquisition costs	1,657	0.5%	—	—	1,657
Other relatively fixed expenses	11,826	3.7%	12,727	3.7%	(901)
	36,153	11.3%	40,098	11.6%	(3,945)
	$107,043	33.4%	$117,457	34.1%	$(10,414)

	August 30, 2008		September 1, 2007		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$106,164	16.8%	$111,822	16.0%	$(5,658)
Marketing	22,442	3.6%	34,587	4.9%	(12,145)
Store supplies, services and other	15,475	2.5%	19,166	2.7%	(3,691)
Variable costs	144,081	22.9%	165,575	23.6%	(21,494)

Administrative payroll (excluding severance)	40,058	6.4%	41,940	6.0%	(1,882)
Lease termination costs and impairments	2,978	0.5%	8,984	1.3%	(6,006)
Severance and other	3,168	0.5%	5,335	0.8%	(2,167)
Acquisition costs	1,657	0.3%	—	—	1,657
Other relatively fixed expenses	24,469	3.9%	27,747	4.0%	(3,278)
	72,330	11.5%	84,006	12.0%	(11,676)
	$216,411	34.3%	$249,581	35.6%	$(33,170)

Expenses that fluctuate proportionately to some degree with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses decreased $6.5 million from the same quarter last year and $21.5 million year-to-date.  Store payroll decreased $1.0 million for the quarter and $5.7 million year-to-date primarily as a result of a decrease in total number of stores as well as a planned reduction in store staffing levels.  Marketing expenditures decreased $4.0 million for the quarter and $12.1 million year-to-date as a result of an absence of television advertising after the second quarter of fiscal 2008, as well as a shift in marketing expenditures to the second half of fiscal 2009, when marketing dollars will have the most impact during the holiday selling season.  The Company anticipates total marketing expenditures for fiscal 2009 to be approximately 4% of sales. Other variable expenses, primarily supplies and equipment rental, decreased $1.5 million for the quarter and $3.7 million for the year-to-date period.

Relatively fixed selling, general and administrative expenses decreased $3.9 million from the same quarter last year and $11.7 million year-to-date from the same period as last year, primarily as a result of less impairment charges and lease termination costs in the current year.  In addition, severance and outplacement costs decreased $1.0 million for the quarter and $2.6 million for the year-to-date period,

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

primarily as a result of expenses incurred in the prior year related to a reduction in work force at the Company’s home office without a comparable reduction in the current year.  These decreases were partially offset by $1.7 million in expenses related to the Company’s withdrawn proposal to acquire all of the outstanding common stock shares of Cost Plus, Inc.

Depreciation and amortization expense for the second quarter and year-to-date periods was $7.5 million and $16.2 million, respectively, compared to $10.4 million and $21.0 million for the same periods last year.  The decreases were primarily the result of store closures and the sale of the home office building and related assets during the second quarter of fiscal 2009.

The operating loss for the quarter was $28.4 million compared to $40.4 million for last year’s second quarter. For the first half of fiscal 2009, operating losses totaled $58.9 million compared to $95.9 million for the same period last year.

The Company continues to provide a valuation allowance against all deferred tax assets.  As a result, the Company did not record a federal or state tax benefit on its operating loss for the first six months of fiscal 2009.  Minimal provisions for state and foreign income tax were made for the period.  As of August 30, 2008, the Company had tax loss carryforwards of greater than $200.0 million.  These loss carryforwards, with expirations beginning in fiscal year 2027, can be utilized to offset future income for U.S. federal tax purposes.

Net Loss – During the second quarter of fiscal 2009, the Company recorded a net loss of $30.2 million, or $0.34 per share, compared to $43.4 million, or $0.49 per share, for the same period last year.  Net loss for the first six months of fiscal 2009 was $63.0 million, or $0.71 per share, compared to $99.8 million, or $1.14 per share, for the first half of fiscal 2008.

Inventory – Inventory levels at the end of the second quarter of fiscal 2009 were $379.1 million, down $32.7 million or 7.9%, from inventory levels at the end of fiscal 2008.  This decrease was due in part to clearance activity during the second quarter of fiscal 2009 to ensure that inventory was clean and ready for the receipt of fall and holiday merchandise.  At the end of the second quarter of fiscal 2009, inventory per retail square foot was $43 compared to $42 at the end of the second quarter of fiscal 2008 and $47 at fiscal 2008 year end.  Inventory levels increased $4.6 million, or 1.2%, from the second quarter of fiscal 2008.  The Company anticipates that inventory per store will begin to increase as the holiday selling season gets closer and will decline at year end.  Inventory levels at the distribution centers have declined during the quarter as inventory continues to be shifted to the stores.  This decrease at the distribution centers allowed the Company to exit approximately 350,000 square feet of outside distribution center space during the second quarter of fiscal 2009.  Current inventory levels are in line with the Company’s plan for the fiscal year.  The Company expects inventory to be approximately $410 million at the end of the third quarter of fiscal 2009 and expects to end the fiscal year with inventory levels of approximately $350 million to $360 million compared to $412 million at fiscal 2008 year end.

Liquidity and Capital Resources

The Company ended the second quarter of fiscal 2009 with $191.1 million in cash and temporary investments compared to $121.9 million a year ago.  Operating activities in the first six months of fiscal 2009 provided $1.2 million of cash, primarily as a result of a reduction in inventory and the collection of a $12.4 million income tax refund, including related interest, partially offset by the Company’s net loss.

During the first half of fiscal 2009, investing activities provided $95.2 million compared to $6.6 million during the same period last year.  During the second quarter of fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Chesapeake Energy Corporation, for net proceeds of $102.4 million.  This cash inflow was partially offset by capital expenditures of $7.2 million in fiscal 2009 compared to $2.7 million in fiscal 2008, consisting primarily of $2.8 million for fixtures, equipment, and leasehold improvements for existing stores, $2.7 million related to home office leasehold improvements, $0.8 million related to the Company’s distribution centers and $0.9 million for information systems’ enhancements.  Capital expenditures for fiscal 2009 are expected to be approximately $15 million to $17 million.

Financing activities for the first six months of fiscal 2009 provided a net $1.3 million of the Company’s cash, primarily related to the Company’s stock purchase plan.

At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2009 were $117.2 million.  The present value of total existing minimum operating lease commitments discounted at 10% was $803.1 million at the fiscal 2009 second quarter-end.

As part of the sale of the Company’s home office building and accompanying land, the Company entered into a lease agreement to rent office space in the building.  The lease has a primary term of seven years beginning on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year.  The estimated impact of this lease on the Company’s contractual obligations, as presented in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008, is an increase in operating leases of approximately $4.7 million, $12.2 million, $13.1 million and $4.4 million for the periods of less than one year, one to three years, three to five years and more than five years, respectively.

Working capital requirements are expected to be funded from available cash balances, cash generated from the operations of the Company, and if required, borrowings against lines of credit.  The Company’s bank facilities at the end of the second quarter of fiscal 2009 included a $325 million credit facility, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables; the Company owned real estate was removed from the borrowing base in June 2008.  As of August 30, 2008, the Company had no outstanding cash borrowings and had utilized $103.6 million in letters of credit and bankers’ acceptances.  The Company will not be required to comply with debt covenants under the facility unless the availability under such agreement is less than $32.5 million.  The Company does not anticipate falling below this minimum availability in the foreseeable future. As of August 30, 2008, the Company’s calculated borrowing base was $252.7 million.  After excluding the required minimum $32.5 million from the borrowing base, $116.6 million remained available for cash borrowings.  The Company was in compliance with required debt covenants at the end of the second quarter of fiscal 2009.  Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund ongoing operational obligations and capital expenditure requirements.

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Forward-looking statements provide current expectations of future events based on certain assumptions.  These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions.  Management’s expectations and assumptions regarding planned store openings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion.  The foregoing risks and uncertainties are in addition to others, if any, discussed elsewhere in this quarterly report.  The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.  Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended March 1, 2008.

Item 4.  Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 30, 2008, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information required by this Item was previously reported by the Company on its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008.

Item 5.  Other Information.

As reported in the Company’s Proxy Statement for Annual Meetings of Shareholders, the Company’s Board of Directors authorized amendments to Mr. Smith’s Employment Agreement and Option Agreement.  Those amendments have been completed and are filed herewith as exhibits 10.19.3 and 10.19.4.

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

PIER 1 IMPORTS, INC. (Registrant)

Date:	October 7, 2008	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	October 7, 2008	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	October 7, 2008	By:	/s/ Laura A. Schack
Laura A. Schack, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the year ended February 26, 2005.

10.1*	Pier 1 Imports Limited Severance Plan.

10.2	Agreement for Severance Benefits and for Release, Waiver and Nondisclosure, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 1, 2008.

10.19.3*	First Amendment to Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc., dated October 6, 2008.

10.19.4*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., dated October 6, 2008.

21*	Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed herewith