Form 10-Q
period 2008-11-29
PIER 1 IMPORTS INC/DE
filed 2009-01-07
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 29, 2008

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of December 30, 2008
Common Stock, $1.00 par value	89,265,194

PIER 1 IMPORTS, INC.

PART I

Item 1.        Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Net sales	$300,906	$374,181	$931,420	$1,075,122

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	213,015	248,286	669,788	774,525
Selling, general and administrative expenses	115,339	123,698	331,750	373,279
Depreciation and amortization	7,321	10,347	23,511	31,349
	335,675	382,331	1,025,049	1,179,153

Operating loss	(34,769)	(8,150)	(93,629)	(104,031)

Nonoperating (income) and expenses:
Interest and investment income	(1,274)	(1,624)	(3,616)	(6,994)
Interest expense	3,804	3,759	11,105	11,716
Other income	(632)	(674)	(1,920)	(1,327)
	1,898	1,461	5,569	3,395

Loss before income taxes	(36,667)	(9,611)	(99,198)	(107,426)
Income tax provision	188	351	637	2,323

Net loss	$(36,855)	$(9,962)	$(99,835)	$(109,749)

Loss per share:
Basic and diluted	$(0.41)	$(0.11)	$(1.12)	$(1.25)

Average shares outstanding during period:
Basic and diluted	88,885	88,178	88,761	87,991

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	November 29,	March 1,	December 1,
	2008	2008	2007

ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $105,897, $87,837 and $74,107, respectively	$117,438	$93,433	$82,652
Accounts receivable, net	22,776	23,121	28,224
Inventories	398,724	411,709	432,782
Income tax receivable	2,788	13,632	14,150
Prepaid expenses and other current assets	46,099	41,445	47,093
Total current assets	587,825	583,340	604,901

Office building and related assets	—	80,539	81,698
Other properties, net of accumulated depreciation of $427,702, $408,609 and $406,447, respectively	95,977	114,952	122,337
Other noncurrent assets	38,655	43,073	44,640
	$722,457	$821,904	$853,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$98,372	$106,084	$138,871
Gift cards and other deferred revenue	51,407	63,101	63,051
Accrued income taxes payable	5,123	5,000	3,200
Other accrued liabilities	113,445	101,817	112,295
Total current liabilities	268,347	276,002	317,417

Long-term debt	184,000	184,000	184,000
Other noncurrent liabilities	98,511	94,158	98,491

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	124,114	126,795	126,245
Retained earnings	136,259	236,094	222,356
Cumulative other comprehensive (loss) income	(1,880)	373	2,343
Less — 11,661,000, 12,172,000 and 12,281,000 common shares in treasury, at cost, respectively	(187,673)	(196,297)	(198,055)
	171,599	267,744	253,668
Commitments and contingencies	—	—	—
	$722,457	$821,904	$853,576

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 29,	December 1,
	2008	2007
Cash flow from operating activities:
Net loss	$(99,835)	$(109,749)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	32,783	41,248
(Gain) loss on disposal of fixed assets	94	(1,130)
Loss on impairment of fixed assets and other long-lived assets	4,606	4,164
Stock-based compensation expense	4,215	4,416
Deferred compensation	3,156	2,692
Lease termination expense	4,557	10,991
Amortization of deferred gains	(4,744)	(1,628)
Other	(1,509)	1,022
Changes in cash from:
Inventories	12,985	(72,719)
Accounts receivable, prepaid expenses and other current assets	(11,732)	(16,919)
Income tax receivable	13,847	25,467
Accounts payable and accrued expenses	(28,748)	27,075
Accrued income taxes payable	(931)	582
Defined benefit plan liabilities	(89)	(6,282)
Other noncurrent assets	1,224	406
Other noncurrent liabilities	(770)	(2,195)
Net cash used in operating activities	(70,891)	(92,559)

Cash flow from investing activities:
Capital expenditures	(11,326)	(5,557)
Proceeds from disposition of properties	102,455	4,282
Proceeds from sale of restricted investments	1,483	6,373
Purchase of restricted investments	(944)	(589)
Collection of notes receivable	1,500	1,500
Net cash provided by investing activities	93,168	6,009

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,728	3,022
Debt issuance costs	—	(998)
Net cash provided by financing activities	1,728	2,024

Change in cash and cash equivalents	24,005	(84,526)
Cash and cash equivalents at beginning of period	93,433	167,178
Cash and cash equivalents at end of period	$117,438	$82,652

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 29, 2008

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance March 1, 2008	88,607	$100,779	$126,795	$236,094	$373	$(196,297)	$267,744

Comprehensive loss:

Net loss	—	—	—	(99,835)	—	—	(99,835)

Other comprehensive income (loss):
Pension adjustments	—	—	—	—	1,101	—	1,101

Currency translation adjustments	—	—	—	—	(3,354)	—	(3,354)

Comprehensive loss							(102,088)

Restricted stock compensation	283	—	(3,199)	—	—	4,563	1,364

Stock option compensation expense	—	—	2,851	—	—	—	2,851

Exercise of stock options, stock purchase plan and other	228	—	(2,333)	—	—	4,061	1,728

Balance November 29, 2008	89,118	$100,779	$124,114	$136,259	$(1,880)	$(187,673)	$171,599

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 29, 2008

AND DECEMBER 1, 2007

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries.  The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended March 1, 2008.  All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of November 29, 2008, and the results of operations and cash flows for the three and nine months ended November 29, 2008 and December 1, 2007 have been made and consist only of normal recurring adjustments, except as otherwise described herein.  The results of operations for the three and nine months ended November 29, 2008 and December 1, 2007, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment.  The classification of certain amounts previously reported in the consolidated statements of cash flows for the nine months ended December 1, 2007, has been modified to conform to the November 29, 2008 method of presentation.

Note 1 – Loss per share

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.  As the effect would have been antidilutive, all 12,933,535 and 13,724,660 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the third quarter and year-to-date loss per share for fiscal 2009 and fiscal 2008, respectively.  Loss per share for the three and nine months ended November 29, 2008 and December 1, 2007 was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Net loss, basic and diluted	$(36,855)	$(9,962)	$(99,835)	$(109,749)

Average shares outstanding:
Basic and diluted	88,885	88,178	88,761	87,991

Net loss per share:
Basic and diluted	$(0.41)	$(0.11)	$(1.12)	$(1.25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Comprehensive loss

The components of comprehensive loss for the three and nine months ended November 29, 2008 and December 1, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Net loss	$(36,855)	$(9,962)	$(99,835)	$(109,749)
Currency translation adjustments	(2,223)	202	(3,354)	806
Pension adjustments	335	(871)	1,101	(871)

Total comprehensive loss	$(38,743)	$(10,631)	$(102,088)	$(109,814)

Note 3 – Stock-based compensation

The Company accounts for share-based compensation transactions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options.  For the three and nine months ended November 29, 2008, the Company recorded stock-based compensation expense (benefit) related to stock options and restricted stock of ($287,000), or less than ($0.01) per share, and $4,215,000, or $0.05 per share, respectively.  For the three and nine months ended December 1, 2007, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,235,000, or $0.01 per share, and $4,416,000, or $0.05 per share, respectively.  During the third quarter of fiscal 2009, the Company reversed $1,420,000 in stock-based compensation expense related to a performance stock option grant, which was no longer considered probable to vest.  The Company recognized no net tax benefit related to stock-based compensation during the first nine months of fiscal 2009 or fiscal 2008 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

During the third quarter of fiscal 2009, the Company granted 30,000 stock options with an exercise price of $4.24 and a grant date fair value of $2.27 per share.  As of November 29, 2008, there was approximately $3,345,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 2.24 years and $3,274,000 of total unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.96 years.  The above amounts of unrecognized compensation expense do not include performance-based grants of stock options and restricted stock which are not expected to vest.

Note 4 – Costs associated with exit activities

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio.  These decisions are based on store profitability, lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  At the time of closure, neither the write-off

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of fixed assets nor the write-down of inventory related to such stores was material.  Additionally, employee severance costs associated with these closures were not significant.  The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income.  Revisions during the periods presented related to changes in estimated buyout terms or subtenant receipts expected on closed facilities.  Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.  The following table represents a rollforward of the liability balances for the nine months ended November 29, 2008 and December 1, 2007 related to these closures (in thousands):

	Nine Months Ended
	November 29,	December 1,
	2008	2007

Beginning of period	$5,628	$2,436

Original charges	3,839	11,442
Revisions	718	(451)
Cash payments	(4,192)	(4,595)

End of period	$5,993	$8,832

Included in the table above are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores and the direct to consumer channel during fiscal 2008.  Revisions of the lease termination costs associated with these closures were $391,000 and $642,000, or less than $0.01 per share for each period, during the three and nine months ended November 29, 2008, respectively.  Cash outflows related to these lease terminations were $2,129,000 for fiscal 2009 year-to-date.

Note 5 – Asset impairment

The Company recorded impairment charges of $4,606,000, or $0.05 per share, during the third quarter and first nine months of fiscal 2009. The Company did not record any impairment charges during the third quarter of fiscal 2008, but recorded $4,164,000, or $0.05 per share, for the first nine months of fiscal 2008.  These impairment charges related to long-lived assets and intangible assets at underperforming stores and were based on future cash flow projections for those stores.  These cash flows were estimated based on management’s estimate of future sales, merchandise margins, and expenses over the remaining expected terms of the leases.  Estimates used in the third quarter were updated from those used in prior periods to incorporate actual results experienced during the quarter.  In the event that actual future results are worse than management’s current estimates, additional charges for asset impairments may be recorded and such charges could have a significant impact on the Company’s balance sheet and statement of operations.  These impairment charges were included in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 – Long-term debt and available credit

Long-term debt is summarized as follows at November 29, 2008 and December 1, 2007 (in thousands):

	November 29,	December 1,
	2008	2007

Industrial revenue bonds	$19,000	$19,000
6.375% convertible senior notes	165,000	165,000
	184,000	184,000
Less - portion due within one year	—	—

Long-term debt	$184,000	$184,000

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

In February 2006, the Company issued $165,000,000 of 6.375% convertible senior notes due 2036 (the “Notes”) in a private placement, and subsequently registered the Notes with the Securities and Exchange Commission in June 2006.  The Notes are governed by an Indenture dated February 14, 2006 (the “Indenture”).  The Notes bear interest at a rate of 6.375% per year until February 15, 2011 and at a rate of 6.125% per year thereafter.  Interest is payable semiannually in arrears on February 15 and August 15 of each year, and commenced August 15, 2006.  The Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $15.19 per share representing a 40% conversion premium at issuance).  Holders of the Notes may convert their Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after May 27, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such last trading day; (2) if the Company has called the Notes for redemption; or (3) upon the occurrence of specified corporate transactions.  In general, upon conversion of a Note, a holder will receive cash equal to the lesser of the principal amount of the Note or the conversion value of the Note, plus common stock of the Company for any conversion value in excess of the principal amount.  The Company may redeem the Notes at its option on or after February 15, 2011 for cash at 100% of the principal amount.

The holders of the Notes can, at their option, require the Company to purchase all or a portion of their Notes at a repurchase price in cash equal to 100% of the principal amount of the repurchased Notes at February 15, 2011, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031, or if a fundamental change occurs.  “Fundamental change” is defined in the Indenture and will be deemed to have occurred upon (1) certain changes in beneficial ownership of the Company’s common equity as described in the Indenture, (2) certain share exchanges, consolidations, mergers, or asset transactions as described in the Indenture, (3) “Continuing Directors” as defined in the Indenture ceasing to constitute at least a majority of the Company’s board of directors, (4) the Company’s stockholders approving any plan or proposal for the Company’s liquidation or dissolution, or (5) the Company’s common stock ceasing to be listed on a national securities exchange or quoted on the Nasdaq National Market or another established automated over-the-counter trading market in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has a $325,000,000 secured credit facility, which matures in May 2012 and is secured by the Company’s eligible merchandise inventory, and third-party credit card receivables.  As of November 29, 2008, the Company had no outstanding cash borrowings and had utilized $93,000,000 in letters of credit and bankers’ acceptances.  Should the availability under this facility be less than $32,500,000, the Company will be required to comply with certain financial covenants as stated in the agreement.  The Company does not anticipate falling below this minimum availability in the foreseeable future.  As of November 29, 2008, the Company’s calculated borrowing base was $275,100,000.  After excluding the required minimum $32,500,000 and the $93,000,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $149,600,000 remained available for cash borrowings.  The Company was in compliance with required debt covenants stated in the agreement at the end of the third quarter of fiscal 2009.

Note 7 – Condensed financial statements

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended November 29, 2008

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$298,856	$3,790	$(1,740)	$300,906
Cost of sales (including buying and store occupancy costs)	—	211,351	3,425	(1,761)	213,015
Selling, general and administrative (including depreciation and amortization)	489	122,107	64	—	122,660
Operating income (loss)	(489)	(34,602)	301	21	(34,769)
Nonoperating (income) expenses	(96)	2,153	(159)	—	1,898
Income (loss) before income taxes	(393)	(36,755)	460	21	(36,667)
Provision for income taxes	—	188	—	—	188
Net income (loss) after income taxes	(393)	(36,943)	460	21	(36,855)
Net income (loss) from subsidiaries	(36,483)	460	—	36,023	—
Net income (loss)	$(36,876)	$(36,483)	$460	$36,044	$(36,855)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended December 1, 2007

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$372,020	$11,760	$(9,599)	$374,181
Cost of sales (including buying and store occupancy costs)	—	246,857	11,002	(9,573)	248,286
Selling, general and administrative (including depreciation and amortization)	419	133,592	34	—	134,045
Operating income (loss)	(419)	(8,429)	724	(26)	(8,150)
Nonoperating (income) expenses	298	1,319	(156)	—	1,461
Income (loss) before income taxes	(717)	(9,748)	880	(26)	(9,611)
Provision for income taxes	—	351	—	—	351
Net income (loss) after income taxes	(717)	(10,099)	880	(26)	(9,962)
Net income (loss) from subsidiaries	(9,219)	880	—	8,339	—
Net income (loss)	$(9,936)	$(9,219)	$880	$8,313	$(9,962)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended November 29, 2008

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$925,124	$11,641	$(5,345)	$931,420
Cost of sales (including buying and store occupancy costs)	—	664,897	10,624	(5,733)	669,788
Selling, general and administrative (including depreciation and amortization)	3,199	351,904	158	—	355,261
Operating income (loss)	(3,199)	(91,677)	859	388	(93,629)
Nonoperating (income) expenses	(1,285)	7,198	(344)	—	5,569
Income (loss) before income taxes	(1,914)	(98,875)	1,203	388	(99,198)
Provision for income taxes	—	627	10	—	637
Net income (loss) after income taxes	(1,914)	(99,502)	1,193	388	(99,835)
Net income (loss) from subsidiaries	(98,309)	1,193	—	97,116	—
Net income (loss)	$(100,223)	$(98,309)	$1,193	$97,504	$(99,835)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended December 1, 2007

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,070,012	$29,828	$(24,718)	$1,075,122
Cost of sales (including buying and store occupancy costs)	—	771,628	27,770	(24,873)	774,525
Selling, general and administrative (including depreciation and amortization)	1,362	403,112	154	—	404,628
Operating income (loss)	(1,362)	(104,728)	1,904	155	(104,031)
Nonoperating (income) expenses	(1,355)	5,227	(477)	—	3,395
Income (loss) before income taxes	(7)	(109,955)	2,381	155	(107,426)
Provision for income taxes	—	2,117	206	—	2,323
Net income (loss) after income taxes	(7)	(112,072)	2,175	155	(109,749)
Net income (loss) from subsidiaries	(109,897)	2,175	—	107,722	—
Net income (loss)	$(109,904)	$(109,897)	$2,175	$107,877	$(109,749)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

November 29, 2008

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$43,081	$51,804	$22,553	$—	$117,438
Accounts receivable, net	3	20,988	1,785	—	22,776
Inventories	—	398,724	—	—	398,724
Income tax receivable	—	2,329	459	—	2,788
Prepaid expenses and other current assets	124	45,975	—	—	46,099
Total current assets	43,208	519,820	24,797	—	587,825

Office building and related assets	—	—	—	—	—
Other properties, net	—	92,215	3,762	—	95,977
Investment in subsidiaries	45,381	45,182	—	(90,563)	—
Other noncurrent assets	5,791	32,864	—	—	38,655
	$94,380	$690,081	$28,559	$(90,563)	$722,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15	$98,258	$99	$—	$98,372
Intercompany payable (receivable)	(245,445)	262,109	(16,664)	—	—
Gift cards and other deferred revenue	—	51,407	—	—	51,407
Accrued income taxes payable (receivable)	48	5,218	(143)	—	5,123
Other accrued liabilities	3,163	110,197	85	—	113,445
Total current liabilities	(242,219)	527,189	(16,623)	—	268,347

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	98,511	—	—	98,511
Shareholders’ equity	171,599	45,381	45,182	(90,563)	171,599
	$94,380	$690,081	$28,559	$(90,563)	$722,457

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

December 1, 2007

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$16,102	$54,359	$12,191	$—	$82,652
Accounts receivable, net	2	26,183	2,039	—	28,224
Inventories	—	432,782	—	—	432,782
Income tax receivable	—	13,822	328	—	14,150
Prepaid expenses and other current assets	—	47,093	—	—	47,093
Total current assets	16,104	574,239	14,558	—	604,901

Office building and related assets	—	81,698	—	—	81,698
Other properties, net	—	118,471	3,866	—	122,337
Investment in subsidiaries	134,072	42,953	—	(177,025)	—
Other noncurrent assets	6,853	37,787	—	—	44,640
	$157,029	$855,148	$18,424	$(177,025)	$853,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37	$137,347	$1,487	$—	$138,871
Intercompany payable (receivable)	(264,965)	290,864	(25,899)	—	—
Gift cards and other deferred revenue	—	63,051	—	—	63,051
Accrued income taxes payable (receivable)	48	3,299	(147)	—	3,200
Other accrued liabilities	3,241	109,024	30	—	112,295
Total current liabilities	(261,639)	603,585	(24,529)	—	317,417

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	98,491	—	—	98,491
Shareholders’ equity	253,668	134,072	42,953	(177,025)	253,668
	$157,029	$855,148	$18,424	$(177,025)	$853,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended November 29, 2008

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$5,458	$(76,708)	$359	$—	$(70,891)

Cash flow from investing activities:
Capital expenditures	—	(11,326)	—	—	(11,326)
Proceeds from disposition of properties	—	102,455	—	—	102,455
Proceeds from sale of restricted investments	—	1,483	—	—	1,483
Purchase of restricted investments	—	(944)	—	—	(944)
Collections of note receivable	—	1,500	—	—	1,500
Capitalization of subsidiary	—	(250)	250	—	—
Net cash provided by investing activities	—	92,918	250	—	93,168

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,728	—	—	—	1,728
Advances (to) from subsidiaries	(17,135)	8,770	8,365	—	—
Net cash (used in) provided by financing activities	(15,407)	8,770	8,365	—	1,728

Change in cash and cash equivalents	(9,949)	24,980	8,974	—	24,005
Cash and cash equivalents at beginning of period	53,030	26,824	13,579	—	93,433

Cash and cash equivalents at end of period	$43,081	$51,804	$22,553	$—	$117,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended December 1, 2007

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$7,844	$(103,899)	$3,496	$—	$(92,559)

Cash flow from investing activities:
Capital expenditures	—	(5,557)	—	—	(5,557)
Proceeds from disposition of properties	—	4,282	—	—	4,282
Proceeds from sale of restricted investments	—	6,373	—	—	6,373
Purchase of restricted investments	—	(589)	—	—	(589)
Collections of note receivable	—	1,500	—	—	1,500
Net cash provided by investing activities	—	6,009	—	—	6,009

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	3,022	—	—	—	3,022
Debt issuance costs	—	(998)	—	—	(998)
Advances (to) from subsidiaries	(105,927)	109,548	(3,621)	—	—
Net cash (used in) provided by financing activities	(102,905)	108,550	(3,621)	—	2,024

Change in cash and cash equivalents	(95,061)	10,660	(125)	—	(84,526)
Cash and cash equivalents at beginning of period	111,163	43,699	12,316	—	167,178

Cash and cash equivalents at end of period	$16,102	$54,359	$12,191	$—	$82,652

Note 8 – Defined benefit plans

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

The Plans are not funded and thus have no plan assets.  The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans.  The components of net periodic benefit costs for the three and nine months ended November 29, 2008 and December 1, 2007 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Components of net periodic benefits cost:
Service cost	$261	$175	$630	$255
Interest cost	234	234	688	600
Amortization of unrecognized prior			—
service costs	138	121	413	199
Amortization of net actuarial loss	187	36	292	109
Settlement charge	—	—	—	1,065
Curtailment charge	—	145	368	145

Net periodic benefit cost	$820	$711	$2,391	$2,373

Note 9 – Income taxes

The Company continues to provide a valuation allowance against all deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the three or nine months ended November 29, 2008. Minimal provisions for state and foreign income tax were made for the period.

Note 10 – Sale of office building and related assets

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

Note 11 – Reclassification

The Company’s home office building and related assets were reclassified during the first quarter of fiscal 2009 to noncurrent assets from assets held for sale which were included in current assets at March 1, 2008. This reclassification on the balance sheet was made in all prior periods presented to reflect the fact that the Company entered into a lease for a portion of the building when the sale transaction was completed, and therefore the building did not meet the definition of assets held for sale at the balance sheet dates. Depreciation was recorded on the assets through the date of sale and the reclassification had no impact on the results of operations or statement of cash flows in any period presented. As stated in Note 10 of the Notes to Consolidated Financial Statements above, the office building and related assets were sold on June 9, 2008.

Note 12 – Subsequent event

On December 15, 2008, the Company received notice from NYSE Regulation, Inc. (“NYSE Regulation”) that the Company was not in compliance with the New York Stock Exchange (“NYSE”) continued listing standard under Section 802.01C of the NYSE Listed Company Manual due to the fact that the average closing share price of the Company’s common stock over a consecutive 30-day trading period was less than $1.00 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company notified NYSE Regulation within the required ten business days that it intends to cure the deficiency and that its Board of Directors has met and is considering all strategic measures to cure the non-compliance with the listing standard. Under the NYSE rules, the Company has six months from December 15, 2008 to achieve compliance with the mentioned continued listing standard, subject to on-going reassessment. The Company’s stock remains listed on the NYSE.

Note 13 - New accounting pronouncements

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts.  The Company directly imports merchandise from over 50 countries, and sells a wide variety of decorative accessories, furniture collections, wicker, bed and bath products, candles, housewares and other seasonal assortments in its stores.  The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports.  As of November 29, 2008, the Company operated 1,108 stores in the United States and Canada.

Since August 2008, the economy has continued to deteriorate as a result of the disruption in the credit and financial markets which has created an environment of uncertainty for consumers.  During times of economic turmoil, consumers tend to sacrifice purchases of discretionary items, including the Company’s products, which has adversely affected the Company’s sales and financial condition. The difficult economic situation in the United States and other countries is not expected to end in the near future and consumer confidence and spending will most likely remain depressed and possibly deteriorate even further.

The Company’s financial performance from a sales and income perspective during the third quarter was disappointing.  In the current environment, the Company must focus on retail metrics such as customer traffic, conversion, merchandise margin rates, and units per transaction to determine the progress the Company is making in re-connecting with its customers.

The results of operations for the three and nine months ended November 29, 2008 and December 1, 2007 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  Comparable store sales for December of fiscal 2009 declined by approximately 10% from the same month last year.  Excluding the effect of currency conversion rates on the Company’s Canadian stores, comparable store sales would have been an estimated 150 basis points more favorable during December.  Comparable store sales for the Company’s stores in the United States declined approximately 8%.

Despite the slowdown in the economy, the Company anticipates that it will be able to maintain merchandise margins.  The Company believes that it can reduce costs in the supply chain as a result of declining fuel costs and increased ocean freight carriers’ capacity.  Another opportunity for the Company is in its real estate costs, and the Company will be negotiating with landlords to continue to achieve reductions in rental rates on its stores.

Management believes the Company has sufficient liquidity to withstand the economic downturn, but knows that it must be cautious in the short term.  While the recession has slowed the Company’s turnaround speed and increased its timeline, the Company’s overall strategy remains the same.  Until management sees signs of an upturn, however, it will buy carefully, manage inventories, and make the Company’s product more compelling through increased use of promotional activity without impairing the Pier 1 Imports brand position.  In addition, the Company will continue to focus on its ongoing mission to maximize its revenues, while continuing to seek out ways to reduce its cost base and preserve its liquidity.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance.  The following table summarizes those key performance indicators for the three and nine months ended November 29, 2008 and December 1, 2007:

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Key Performance Indicators

Total sales decline	(19.6)%	(7.1)%	(13.4)%	(6.5)%
Comparable stores sales decline	(17.8)%	(1.7)%	(8.9)%	(3.5)%
Merchandise margins as a % of sales	52.5%	53.0%	51.0%	48.6%
Gross profit as a % of sales	29.2%	33.6%	28.1%	28.0%
Selling, general and administrative expenses as a % of sales	38.3%	33.1%	35.6%	34.7%
Operating loss as a % of sales	(11.6)%	(2.2)%	(10.1)%	(9.7)%
Net loss as a % of sales	(12.2)%	(2.7)%	(10.7)%	(10.2)%

	For the period ended
	November 29,	December 1,
	2008	2007

Sales per average retail square foot (1)	$154	$166
Inventory per retail square foot	$46	$49
Total retail square footage (in thousands)	8,705	8,866
Total retail square footage decline
from the same period last year	(1.8)%	(5.7)%

(1)   Calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties.  Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Stores	$298,067	$371,211	$921,703	$1,051,993
Direct to consumer	—	—	—	8,367
Other (1)	2,839	2,970	9,717	14,762

Net sales	$300,906	$374,181	$931,420	$1,075,122

(1)             Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the third quarter of fiscal 2009 were $300.9 million, down 19.6% or $73.3 million from last year’s third quarter net sales of $374.2 million.  Net sales declined $143.7 million or 13.4% from $1,075.1 million to $931.4 million during the nine-month period ended November 29, 2008 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 17.8% and 8.9%, respectively.  The decrease in comparable store sales was due to a slowdown in consumer spending, resulting in a decline in customer traffic and a decrease in average ticket partly offset by increases in conversion rates and units per transaction during the quarter.  In addition, the Company’s net sales from Canadian stores were impacted by the fluctuation in currency conversion rates which had an unfavorable impact of 120 basis points on comparable store sales calculation during the third quarter of fiscal 2009 and an insignificant impact on the year-to-date calculation.  Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales

Net sales for the nine months ended December 1, 2007	$1,075,122

Incremental sales growth (decline) from:
Stores opened during fiscal 2008	2,634
Comparable stores	(89,649)
Closed stores and other	(56,687)

Net sales for the nine months ended November 29, 2008	$931,420

The decline in total sales was the result of the slowdown in consumer spending as discussed above.  Additionally, sales were negatively affected by a net decrease of 20 stores compared to the same period in the prior year.  Total store count as of November 29, 2008 was 1,108, compared to 1,128 stores a year ago.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2009 to the number open at the end of the third quarter follows (openings and closings include relocated stores):

	United States	Canada	Total

Open at March 1, 2008	1,034	83	1,117
Openings	1	—	1
Closings	(9)	(1)	(10)
Open at November 29, 2008 (1)	1,026	82	1,108

(1)             The Company supplies merchandise and licenses the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format. At November 29, 2008, there were 34 and seven locations in Mexico and Puerto Rico, respectively.

Gross Profit – Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, decreased 440 basis points to 29.2% for the third quarter of fiscal 2009, and increased 10 basis points to 28.1% for the first nine months of fiscal 2009.  The decrease in gross profit as a percentage of sales for the third quarter of fiscal 2009 was primarily the result of the increase associated with the Company’s store occupancy costs as a percentage of sales.  As a percentage of sales, merchandise margins decreased 50 basis points for the third quarter and increased 240 basis points for the nine-month period ended November 29, 2008, from the comparable periods a year ago.  Merchandise margins during the quarter remained strong despite lower than anticipated sales, and the Company will continue to focus on managing inventory levels.

Store occupancy costs for the quarter were $70.1 million, a $2.3 million decrease compared to last year’s third quarter store occupancy expense of $72.4 million.  Year-to-date, store occupancy costs were $213.5 million, a decrease of $8.5 million compared to the same period last year.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses, Depreciation, Interest and Income Taxes — Selling, general and administrative expenses for the third quarter of fiscal 2009 were $115.3 million, or 38.3% of sales, a decrease of $8.4 million from the same quarter last year.  Year-to-date selling, general and administrative expenses were $331.8 million, or 35.6% of sales, a decrease of $41.5 million.  Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

	November 29, 2008		December 1, 2007		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$55,249	18.4%	$58,886	15.7%	$(3,637)
Marketing	19,834	6.6%	16,922	4.5%	2,912
Store supplies, services and other	8,372	2.8%	9,429	2.5%	(1,057)
Variable costs	83,455	27.7%	85,237	22.8%	(1,782)

Administrative payroll (excluding severance)	12,349	4.1%	19,482	5.2%	(7,133)
Lease termination costs and impairments	6,185	2.1%	6,171	1.6%	14
Severance and other	552	0.2%	310	0.1%	242
Other relatively fixed expenses	12,798	4.3%	12,498	3.3%	300
	31,884	10.6%	38,461	10.3%	(6,577)

	$115,339	38.3%	$123,698	33.1%	$(8,359)

	November 29, 2008		December 1, 2007		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$161,413	17.3%	$170,708	15.9%	$(9,295)
Marketing	42,276	4.5%	51,509	4.8%	(9,233)
Store supplies, services and other	23,847	2.6%	28,595	2.7%	(4,748)
Variable costs	227,536	24.4%	250,812	23.3%	(23,276)

Administrative payroll (excluding severance)	52,407	5.6%	61,422	5.7%	(9,015)
Lease termination costs and impairments	9,163	1.0%	15,155	1.4%	(5,992)
Severance and other	3,691	0.4%	5,420	0.5%	(1,729)
Acquisition costs	1,660	0.2%	—	0.0%	1,660
(Gain) loss on sale of fixed assets	94	0.0%	(1,130)	(0.1)%	1,224
Other relatively fixed expenses	37,199	4.0%	41,600	3.9%	(4,401)
	104,214	11.2%	122,467	11.4%	(18,253)

	$331,750	35.6%	$373,279	34.7%	$(41,529)

Expenses that fluctuate proportionately to some degree with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, decreased $1.8 million from the same quarter last year and $23.3 million year-to-date.  Store payroll dollars decreased $3.6 million for the quarter and $9.3 million year-to-date primarily as a result of a decrease in total number of stores as well as a planned reduction in store staffing levels.  Marketing expenditures increased $2.9 million for the quarter, primarily as a result of the re-introduction of a national cable television campaign that began on November 17th of this year compared to a complete phase out of national television advertising after the second quarter last year.  Marketing expenditures decreased $9.2 million year-to-date as a result of an absence of television

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

advertising for most of fiscal 2009, as well as a shift in marketing expenditures to the last part of fiscal 2009, when marketing dollars will have the most impact during the holiday selling season.  The Company anticipates total marketing expenditures for fiscal 2009 to be approximately 4.5% of sales. Other variable expenses, primarily supplies and equipment rental, decreased $1.1 million for the quarter and $4.7 million for the year-to-date period.

Relatively fixed selling, general and administrative expenses decreased $6.6 million from the same quarter last year.  Administrative payroll decreased $7.1 million for the quarter when compared to the same period in the prior year, primarily as a result of decreases in stock option expense and home office management bonus, including a third quarter reversal of $4.7 million relating to a performance stock option grant and management bonus previously accrued in the first half of the current year.  For the year-to-date period, relatively fixed selling, general and administrative expenses decreased $18.3 million from the same period last year.  Administrative payroll decreased $9.0 million when compared to the same period last year, primarily for the same reasons discussed for the third quarter above. Lease termination costs and impairments were $6.0 million less than the same period last year.  Severance, outplacement and other costs decreased $1.7 million, primarily as a result of expenses incurred in the prior year related to reductions in work force without a comparable reduction in the current year.  Other relatively fixed expenses decreased $4.4 million and resulted primarily from the Company’s continued initiative to manage and control expenses.  These decreases were partially offset by $1.7 million in expenses related to the Company’s withdrawn proposal to acquire all of the outstanding common stock shares of Cost Plus, Inc. and a $1.2 million decrease in gains recorded on the sale of fixed assets.

Depreciation and amortization expense for the third quarter and year-to-date periods was $7.3 million and $23.5 million, respectively, compared to $10.3 million and $31.3 million for the same periods last year.  The decreases were primarily the result of the sale of the home office building and related assets during the second quarter of fiscal 2009, the impairment of certain store assets, certain assets becoming fully depreciated, reduced capital spending in recent years, and store closures.

The operating loss for the quarter was $34.8 million compared to $8.2 million for last year’s third quarter. For the first nine months of fiscal 2009, operating losses totaled $93.6 million compared to $104.0 million for the same period last year.

Net nonoperating expense increased $2.2 million for the nine months ended November 29, 2008 primarily as a result of a decrease in interest and investment income because of a decline in average interest rates during fiscal 2009.

The Company continues to provide a valuation allowance against all deferred tax assets.  As a result, the Company did not record a federal tax benefit on its operating loss for the first nine months of fiscal 2009.  Minimal provisions for state and foreign income tax were made for the period.  As of November 29, 2008, the Company had tax loss carryforwards of greater than $200.0 million.  These loss carryforwards, with expirations beginning in fiscal year 2027, can be utilized to offset future income for United States federal income tax purposes.

Net Loss — During the third quarter of fiscal 2009, the Company recorded a net loss of $36.9 million, or $0.41 per share, compared to $10.0 million, or $0.11 per share, for the same period last year.  Net loss for the first nine months of fiscal 2009 was $99.8 million, or $1.12 per share, compared to $109.7 million, or $1.25 per share, for the first nine months of fiscal 2008.

Inventory — Inventory levels at the end of the third quarter of fiscal 2009 were $398.7 million, down $13.0 million, or 3.2%, from inventory levels at the end of fiscal 2008.  At the end of the third quarter of fiscal 2009, inventory per retail square foot was $46 compared to $49 at the end of the third quarter of fiscal 2008 and

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

$47 at fiscal 2008 year end.  Inventory levels decreased $34.1 million, or 7.9%, from the third quarter of fiscal 2008.  The decrease from both fiscal 2008 year end and the third quarter of fiscal 2008 was due in part to a planned decline in inventory levels at the distribution centers as the Company continued to shift inventory to the stores, which allowed the Company to exit approximately 350,000 square feet of outside distribution center space during the second quarter of fiscal 2009.  Current inventory levels are in line with the Company’s plan for the fiscal year.  The Company expects to end the fiscal year with inventory levels of approximately $350 million, or approximately $40 per retail square foot, compared to $412 million at fiscal 2008 year end.

Liquidity and Capital Resources

The Company ended the third quarter of fiscal 2009 with $117.4 million in cash and temporary investments compared to $82.7 million a year ago.  Operating activities in the first nine months of fiscal 2009 used $70.9 million of cash, primarily the result of the Company’s net loss for the first nine months of fiscal 2009, a reduction in accounts payable and accrued expenses and an increase in accounts receivable, prepaid expenses and other current assets.  These operating outflows were partially offset by a reduction in inventory and the collection of a federal income tax refund, including related interest.

During the first nine months of fiscal 2009, investing activities provided $93.2 million compared to $6.0 million during the same period last year.  During the second quarter of fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation, for net proceeds of approximately $102.4 million.  The Company collected $1.5 million of a note receivable related to the fiscal 2007 sale of Pier 1 National Bank.  Proceeds from the sale of investments restricted for the payment of certain retirement obligations provided $1.5 million, partially offset by contributions of $0.9 million to purchase similar restricted investments. These cash inflows were partially offset by capital expenditures of $11.3 million in fiscal 2009 compared to $5.6 million in fiscal 2008, consisting primarily of $5.3 million for fixtures, equipment, and leasehold improvements for stores, $3.2 million related to home office leasehold improvements, $1.9 million for information systems enhancements and $0.9 million related to the Company’s distribution centers.  Total capital expenditures for fiscal 2009 are expected to be approximately $14 to $15 million.

Financing activities for the first nine months of fiscal 2009 provided a net $1.7 million of the Company’s cash, primarily related to the Company’s stock purchase plan.

At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2009 were $58.0 million.  The present value of total existing minimum operating lease commitments discounted at 10% was $773.9 million at the fiscal 2009 third quarter-end.

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

On December 15, 2008, the Company received notice from NYSE Regulation, Inc. (“NYSE Regulation”) that the Company was not in compliance with the New York Stock Exchange (“NYSE”) continued listing standard under Section 802.01C of the NYSE Listed Company Manual due to the fact that the average closing share price of the Company’s common stock over a consecutive 30-day trading period was less

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

than $1.00 per share. The Company’s business operations, Securities and Exchange Commission reporting requirements, credit agreement, and other debt obligations were not affected by this notification.

The Company notified NYSE Regulation within the required ten business days that it intends to cure the deficiency and that its Board of Directors has met and is considering all strategic measures to cure the non-compliance with the listing standard.  Under the NYSE rules, the Company has six months from December 15, 2008 to achieve compliance with the mentioned continued listing standard, subject to on-going reassessment.  The Company’s stock remains listed on the NYSE.

Working capital requirements are expected to be funded from available cash balances, cash generated from the operations of the Company, and if required, borrowings against lines of credit.  The Company’s bank facilities at the end of the third quarter of fiscal 2009 included a $325 million credit facility, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables.  As of November 29, 2008, the Company had no outstanding cash borrowings and had utilized $93.0 million in letters of credit and bankers’ acceptances.  Should the availability under such facility be less than $32.5 million, the Company will be required to comply with certain financial covenants as stated in the agreement.  The Company does not anticipate falling below this minimum availability in the foreseeable future.  As of November 29, 2008, the Company’s calculated borrowing base was $275.1 million.  After excluding the required minimum $32.5 million and the $93.0 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $149.6 million remained available for cash borrowings.  The Company was in compliance with required debt covenants stated in the agreement at the end of the third quarter of fiscal 2009.

As discussed in Note 6 to the consolidated financial statements, the definition of a fundamental change under the Company’s convertible senior notes (the “Notes”) includes the Company’s common stock ceasing to be listed on a national securities exchange or quoted on the Nasdaq National Market or another established automated over-the-counter trading market in the United States.  The Company believes that it will continue to be able to satisfy the above requirement for the listing or quotation of its common stock.  If the Company is, however, unable to comply with this provision of the Notes, the holders of the Notes could, at their option, require the Company to repurchase all or a portion of their Notes.  Such an event could have a material adverse effect on the Company if the Company does not have sufficient cash, is unable to raise sufficient additional capital for such repurchases, or is otherwise unable to refinance the Notes.

From time to time the Company may seek to retire or purchase its outstanding Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  The amounts involved will be subject to compliance with all debt agreements and may be material.

As of the end of the third quarter, cash and cash equivalents were $117.4 million.  Including credit card receivables of $14.7 million as of the end of the quarter, the Company began the fourth quarter with approximately $132.1 million in cash and cash equivalents.  Additionally, the Company has $149.6 million available for borrowing under its secured credit facility, giving the Company total liquidity of $281.7 million at the beginning of the fourth quarter of fiscal 2009.  Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund ongoing operational obligations and capital expenditure requirements.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses, and capital expenditures.  The difficult economic situation faced by the

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

United States is not expected to end in the near future and consumer confidence and spending could remain depressed and possibly deteriorate even further.  Therefore, a long-term decline in consumer spending could have a material adverse effect on the Company’s financial condition and ability to generate cash flows from operations.  The Company may become dependent on the availability of adequate capital to fund its operations, carry out its turnaround strategy, or refinance existing indebtedness if necessary.  Recent disruption in the global credit and equity markets and future disruptions in the financial markets could adversely affect the Company’s ability to enter into new financing agreements, refinance the Company’s current indebtedness if necessary, or obtain funding through the issuance of the Company’s securities.

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

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Forward-looking statements provide current expectations of future events based on certain assumptions.  These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions.  Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, results from its new marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the on-going recession and related financial crisis and the actions taken by the United States and other countries to stimulate the economy or to prevent the worsening of the financial crisis, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its United States distribution centers at reasonable prices and rates and in a timely fashion.  The foregoing risks and uncertainties are in addition to others, if any, discussed elsewhere in this quarterly report.  The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.  Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the fiscal year

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

ended March 1, 2008, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s exposure to market risk as disclosed in its Form 10-K filed for the fiscal year ended March 1, 2008.  Although changes in the fair value of the Company’s convertible senior notes do not affect the Company’s financial position, results of operations or cash flows, these Notes are currently trading at a substantial discount as compared to their face value of $165.0 million.

Item 4.  Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 29, 2008, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the risk factors disclosed in the Company’s Annual Report on 10-K for the fiscal year ended March 1, 2008.  The Company is updating their risk factors to include the following:

The recent deterioration of the United States economy and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The United States economy is in a deep recession and is suffering from a near collapse of the credit and financial markets. The market value of domestic and foreign companies has declined significantly since August 2008, which has adversely affected the savings and investments of United States consumers.  Consumer confidence and spending have deteriorated significantly as a result of this current market turmoil.  The difficult economic situation faced in the United States and other countries is not expected to end in the near future and consumer confidence and spending could remain depressed and possibly deteriorate even further.  During times of economic uncertainty, consumers tend to sacrifice purchases of discretionary items, including the Company’s products, which could continue to adversely impact the Company’s financial results and turnaround plan.

The disruption in the global credit and equity markets could adversely impact the Company’s ability to obtain financing on acceptable terms or could increase the cost of obtaining credit.

The Company may become dependent on the availability of adequate capital to fund its operations, carry out its turnaround strategy, or refinance existing indebtedness if necessary.  Recent disruption in the global credit and equity markets and future disruptions in the financial markets could adversely affect the Company’s ability to enter into new financing agreements, refinance the Company’s current indebtedness if necessary, or obtain funding through the issuance of the Company’s securities.  A continued decline in economic conditions could also result in continued difficulties for financial institutions and other parties that the Company does business with, which could potentially affect the Company’s ability to access financing under existing arrangements or to otherwise recover amounts as they become due under the Company’s contractual agreements.  The inability of the Company to obtain financing, as needed, on acceptable terms in order to finance its operations may have a material adverse impact on the Company’s business, its financial condition and results of operations.

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

Item 5.  Other Information.

As noted in the Company’s Proxy Statement for Annual Meeting of Shareholders dated May 15, 2008, the Company’s Board of Directors authorized (i) elimination of all reimbursements under the Pier 1 Executive Health Expense Reimbursement Plan (the “Plan”) effective March 1, 2008, and (ii) the Company to terminate the Plan after administration of claims under the Plan through March 1, 2008.  Effective January 5, 2009 the Company terminated the Plan. A copy of the Termination of Pier 1 Executive Health Reimbursement Plan is attached as Exhibit 10.8.

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

PIER 1 IMPORTS, INC. (Registrant)

Date:	January 6, 2009	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	January 6, 2009	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	January 6, 2009	By:	/s/ Laura A. Schack
Laura A. Schack, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the year ended February 26, 2005.

10.1*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009.

10.2*	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009.

10.3*	Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009.

10.4*	Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009.

10.5*	Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009.

10.6*	First Amendment dated December 15, 2008 to Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan) Restated as Amended Through March 25, 2008.

10.7*	Pier 1 Imports Non-Employee Director Compensation Plan adopted June 24, 1999 as amended through December 15, 2008.

10.8*	Termination of Pier 1 Executive Health Expense Reimbursement Plan, effective January 5, 2009.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed herewith