Form 10-Q
period 2009-05-30
PIER 1 IMPORTS INC/DE
filed 2009-07-08
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 1, 2009, 90,487,070 shares of the registrant’s common stock, $1.00 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.   Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 30,	May 31,
	2009	2008

Net sales	$281,130	$310,020

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	196,316	222,414
Selling, general and administrative expenses	105,557	109,368
Depreciation and amortization	5,961	8,673
	307,834	340,455

Operating loss	(26,704)	(30,435)

Nonoperating (income) and expenses:
Interest and investment income	(527)	(871)
Interest expense	2,937	3,605
Gain on repurchase of debt	(47,832)	—
Other income	(10,409)	(632)
	(55,831)	2,102

Income (loss) before income taxes	29,127	(32,537)
Income tax (benefit) provision	(187)	287
Net income (loss)	$29,314	$(32,824)

Earnings (loss) per share:
Basic and diluted	$0.32	$(0.37)

Average shares outstanding during period:
Basic and diluted	91,113	88,620

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 30,	February 28,	May 31,
	2009	2009	2008

ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $124,880, $142,523 and $63,767, respectively	$135,848	$155,798	$80,823
Other accounts receivable, net	16,169	17,566	19,341
Inventories	294,181	316,331	384,838
Income tax receivable	2,481	2,149	3,734
Prepaid expenses and other current assets	40,867	41,883	42,508
Total current assets	489,546	533,727	531,244

Office building and related assets	—	—	79,380
Other properties, net of accumulated depreciation of $426,656, $432,412 and $417,180, respectively	69,497	85,135	108,253
Other noncurrent assets	34,114	36,600	42,045

	$593,157	$655,462	$760,922

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$61,083	$80,695	$80,161
Gift cards and other deferred revenue	45,394	47,332	58,845
Accrued income taxes payable	4,500	4,434	4,878
Other accrued liabilities	106,834	101,350	103,712
Total current liabilities	217,811	233,811	247,596

Long-term debt	103,771	184,000	184,000
Other noncurrent liabilities	91,575	93,390	90,739

Shareholders’ equity:
Common stock, $1.00 par, 500,000,000 shares authorized, 100,779,000 issued	100,779	100,779	100,779
Paid-in capital	107,035	113,326	123,268
Retained earnings	136,155	106,841	203,270
Cumulative other comprehensive income (loss)	866	(1,195)	517
Less – 10,291,000, 10,905,000 and 11,755,000 common shares in treasury, at cost, respectively	(164,835)	(175,490)	(189,247)
	180,000	144,261	238,587
Commitments and contingencies	—	—	—

	$593,157	$655,462	$760,922

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 30,	May 31,
	2009	2008

Cash flow from operating activities:
Net income (loss)	$29,314	$(32,824)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	8,399	11,676
Loss on disposal of fixed assets	168	39
Stock-based compensation expense	1,236	2,352
Deferred compensation	1,221	987
Lease termination expense	4,585	587
Amortization of deferred gains	(1,979)	(835)
Gain on repurchase of convertible bonds	(47,832)	—
Other	2,263	389
Changes in cash from:
Inventories	22,150	26,871
Accounts receivable, prepaid expenses and other current assets	10,273	(432)
Income tax receivable	(332)	12,897
Accounts payable and accrued expenses	(21,293)	(33,593)
Accrued income taxes payable	66	(345)
Defined benefit plan liabilities	(1,696)	(29)
Other noncurrent assets	(470)	(96)
Other noncurrent liabilities	(19)	(32)
Net cash provided by (used in) operating activities	6,054	(12,388)

Cash flow from investing activities:
Capital expenditures	(395)	(1,894)
Proceeds from disposition of properties	678	4
Proceeds from sale of restricted assets	3,317	497
Purchase of restricted investments	(3,074)	—
Net cash provided by (used in) investing activities	526	(1,393)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	310	1,171
Repurchase of convertible bonds	(26,840)
Net cash (used in) provided by financing activities	(26,530)	1,171

Change in cash and cash equivalents	(19,950)	(12,610)
Cash and cash equivalents at the beginning of the period	155,798	93,433
Cash and cash equivalents at the end of the period	$135,848	$80,823

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 30, 2009

(in thousands except per share amounts)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance February 28, 2009	89,874	$100,779	$113,326	$106,841	$(1,195)	$(175,490)	$144,261

Comprehensive income:

Net income	—	—	—	29,314	—	—	29,314

Other comprehensive income:
Pension adjustments	—	—	—	—	501	—	501

Currency translation adjustments	—	—	—	—	1,560	—	1,560

Comprehensive income							31,375

Restricted stock compensation	(65)	—	1,668	—	—	(1,055)	613

Stock option compensation expense	—	—	623	—	—	—	623

Exercise of stock options, stock purchase plan and other	679	—	(11,400)	—	—	11,710	310

Adoption of FSP on Convertible Debt	—	—	2,818	—	—	—	2,818

Balance May 30, 2009	90,488	$100,779	$107,035	$136,155	$866	$(164,835)	$180,000

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 30, 2009 AND May 31, 2008

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries.  The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2009.  All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 30, 2009, and the results of operations and cash flows for the three months ended May 30, 2009 and May 31, 2008 have been made and consist only of normal recurring adjustments, except as otherwise described herein.  The results of operations for the three months ended May 30, 2009 and May 31, 2008 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment.  The classification of certain amounts previously reported in the consolidated statements of cash flows for the three months ended May 31, 2008 has been modified to conform to the May 30, 2009 method of presentation.

Note 1 — Earnings (loss) per share

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.  As the effect would have been antidilutive, substantially all 11,823,258 and 13,693,027 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the first quarter earnings (loss) per share for fiscal 2010 and fiscal 2009, respectively.  Earnings (loss) per share for the three months ended May 30, 2009 and May 31, 2008 was calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 30,	May 31,
	2009	2008

Net income (loss), basic and diluted	$29,314	$(32,824)

Average shares outstanding:
Basic and diluted	91,113	88,620

Earnings (loss) per share:
Basic and diluted	$0.32	$(0.37)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 — Comprehensive income (loss)

The components of comprehensive income (loss) for the three months ended May 30, 2009 and May 31, 2008 were as follows (in thousands):

	Three Months Ended
	May 30,	May 31,
	2009	2008

Net income (loss)	$29,314	$(32,824)
Currency translation adjustments	1,560	(56)
Pension adjustments	501	200

Comprehensive income (loss)	$31,375	$(32,680)

Note 3 — Stock-based compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options.  For the three months ended May 30, 2009 and May 31, 2008, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,236,000, or $0.01 per share, and $2,352,000, or $0.03 per share, respectively.  The Company recognized no net tax benefit related to stock-based compensation during the first quarter of either fiscal 2010 or fiscal 2009 as a result of the Company’s valuation allowance on all deferred tax assets.

During the first quarter of fiscal 2010, the Company began expensing a performance-based grant of 1,000,000 stock options to the chief executive officer when the performance targets for fiscal 2010 were set in accordance with his employment agreement. The options have an exercise price of $6.69, a grant date fair value of $0.33 and are expected to be expensed over a one-year vesting period in accordance with SFAS 123R. As of May 30, 2009 there was approximately $2,965,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.7 years and $2,015,000 of total unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.0 year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents a rollforward of the liability balances for the three months ended May 30, 2009 and May 31, 2008 related to these closures (in thousands):

	Three Months Ended
	May 30,	May 31,
	2009	2008

Beginning of period	$4,998	$5,628

Original charges	3,830	200
Revisions	755	387
Cash payments	(3,276)	(1,280)

End of period	$6,307	$4,935

Note 5 — Long-term debt

On March 20, 2009 a foreign subsidiary of the Company purchased $78,941,000 of the Company’s outstanding 6.375% convertible senior notes due 2036 (the “Notes”) at a purchase price of $27,399,000, including accrued interest.  As a result of this transaction, the Company has reduced the principal amount of its outstanding convertible debt by $78,941,000 on a consolidated basis.  The Company recognized a gain of $47,832,000 in connection with this transaction during the first quarter of fiscal 2010.  As a result of the put features of the Notes, the Company anticipates that the remaining Notes will have to be repaid or refinanced on or before February 15, 2011.

Effective March 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  In accordance with FSP APB 14-1, the Company estimated the fair value of the debt component of its Notes as of the date of its issuance using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features.  The Company has not applied the provisions of FSP APB 14-1 retrospectively as it determined that the effect on prior periods was not material.  The impact of adoption representing the remaining value of the equity component of the notes as of the beginning of the year was $2,818,000, recorded as a reduction in carrying value of the notes and an increase in additional paid-in capital.  This amount will be amortized as interest expense over the remaining life of the Notes, or through February 2011. As a result of the repurchase of a portion of these Notes as discussed above, the Company’s gain on the transaction included the write off of a portion of this unamortized discount.  The Company recognized $219,000 of discount amortization related to the Notes during the three months ended May 30, 2009, and as of May 30, 2009, the unamortized discount related to the Notes totaled $1,288,000.

Note 6 — Condensed financial statements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended May 30, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$279,988	$2,122	$(980)	$281,130
Cost of sales (including buying and store occupancy costs)	—	195,497	1,843	(1,024)	196,316
Selling, general and administrative (including depreciation and amortization)	440	111,033	45	—	111,518
Operating income (loss)	(440)	(26,542)	234	44	(26,704)

Nonoperating income	(310)	(6,767)	(922)	(47,832)	(55,831)

Income (loss) before income taxes	(130)	(19,775)	1,156	47,876	29,127
Provision (benefit) for income taxes	—	(210)	23	—	(187)
Net income (loss) after income taxes	(130)	(19,565)	1,133	47,876	29,314

Net income (loss) from subsidiaries	(18,432)	1,133	—	17,299	—

Net income (loss)	$(18,562)	$(18,432)	$1,133	$65,175	$29,314

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

May 30, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$60,512	$72,562	$2,774	$—	$135,848
Other accounts receivable, net	—	15,220	949	—	16,169
Inventories	—	294,099	82	—	294,181
Income tax receivable	—	1,999	482	—	2,481
Prepaid expenses and other current assets	948	39,919	—	—	40,867
Total current assets	61,460	423,799	4,287	—	489,546

Other properties, net	—	65,786	3,711	—	69,497
Investment in subsidiaries	(202)	46,439	—	(46,237)	—
Other noncurrent assets	2,984	29,723	1,407	—	34,114
	$64,242	$565,747	$9,405	$(46,237)	$593,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$77	$60,785	$221	$—	$61,083
Intercompany payable (receivable)	(229,255)	239,575	(10,320)	—	—
Gift cards and other deferred revenue	—	45,394	—	—	45,394
Accrued income taxes payable (receivable)	48	4,618	(166)	—	4,500
Other accrued liabilities	1,761	105,002	71	—	106,834
Total current liabilities	(227,369)	455,374	(10,194)	—	217,811

Long-term debt	159,443	19,000	(26,840)	(47,832)	103,771
Other noncurrent liabilities	—	91,575	—	—	91,575
Shareholders’ equity	132,168	(202)	46,439	1,595	180,000
	$64,242	$565,747	$9,405	$(46,237)	$593,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

February 28, 2009

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$61,648	$62,399	$31,751	$—	$155,798
Other accounts receivable, net	2	15,684	1,880	—	17,566
Inventories	—	316,245	86	—	316,331
Income tax receivable	—	1,667	482	—	2,149
Prepaid expenses and other current assets	100	41,783	—	—	41,883
Total current assets	61,750	437,778	34,199	—	533,727

Other properties, net	—	81,398	3,737	—	85,135
Investment in subsidiaries	16,125	45,262	—	(61,387)	—
Other noncurrent assets	5,525	31,075	—	—	36,600
	$83,400	$595,513	$37,936	$(61,387)	$655,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$116	$80,288	$291	$—	$80,695
Intercompany payable (receivable)	(226,635)	234,163	(7,528)	—	—
Gift cards and other deferred revenue	—	47,332	—	—	47,332
Accrued income taxes payable (receivable)	48	4,553	(167)	—	4,434
Other accrued liabilities	610	100,662	78	—	101,350
Total current liabilities	(225,861)	466,998	(7,326)	—	233,811

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	93,390	—	—	93,390
Shareholders’ equity	144,261	16,125	45,262	(61,387)	144,261
	$83,400	$595,513	$37,936	$(61,387)	$655,462

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended May 30, 2009

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities:
Net cash provided by (used in) operating activities	$1,175	$4,226	$653	$—	$6,054

Cash flow from investing activities:
Capital expenditures	—	(395)	—	—	(395)
Proceeds from disposition of properties	—	678	—	—	678
Proceeds from sale of restricted investments	—	3,317	—	—	3,317
Purchase of restricted investments	—	(3,074)	—	—	(3,074)
Net cash provided by investing activities	—	526	—	—	526

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	310	—	—	—	310
Advances (to) from subsidiaries	(2,621)	5,411	(2,790)	—	—
Repurchase of convertible bonds	—	—	(26,840)	—	(26,840)
Net cash (used in) provided by financing activities	(2,311)	5,411	(29,630)	—	(26,530)

Change in cash and cash equivalents	(1,136)	10,163	(28,977)	—	(19,950)
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	—	155,798

Cash and cash equivalents at end of period	$60,512	$72,562	$2,774	$—	$135,848

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

Note 7 — Defined benefit plans

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

The Plans are not funded and thus have no plan assets.  The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans.  The components of net periodic benefit costs for the three months ended May 30, 2009 and May 31, 2008 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	May 30,	May 31,
	2009	2008
Components of net periodic benefits cost:
Service cost	$224	$144
Interest cost	191	224
Amortization of unrecognized prior service costs	103	138
Amortization of net actuarial loss	5	52
Settlement charge	40	—
Curtailment charge	353	—

Net periodic benefit cost	$916	$558

Note 8 — Other income

Other income for the period was primarily related to the settlement of foreign litigation.  The Company settled a lawsuit and received a $10,000,000 payment during the first quarter, and recorded a gain as a result of the settlement.

Note 9 — Income taxes

The Company continues to provide a valuation allowance against all deferred tax assets.  As a result, the Company did not record a federal or state tax benefit on its operations for the first quarter of fiscal 2010.  Minimal provisions for state and foreign income tax were made for the period offset by a favorable adjustment to the Company’s federal tax receivable as a result of the completion of an Internal Revenue Service audit of prior years’ results.

Note 10 — Subsequent event

On July 1, 2009, the Company received shareholder approval to amend the Pier 1 Imports’ Certificate of Incorporation to reduce the par value of the Company’s common stock from $1.00 per share to $0.001 per share.  The reduction in the par value will result in a reduction of approximately $100,678,000 in the common stock on the Company’s balance sheet and a corresponding increase in paid-in capital.  The reduction in the par value will not change the number of authorized shares of common stock.  The change is expected to become effective during the second quarter of fiscal 2010 when the amendment is filed with the Secretary of State for the State of Delaware.

Note 11 — New accounting pronouncement

In May 2009, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 165, “Subsequent Events.”  SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature.  SFAS 165 will be effective for the Company in the second quarter of fiscal 2010. The Company does not expect the adoption of SFAS 165 to have a material effect on its financial position, cash flows, or results of operations.

PART I

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of February 28, 2009, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts.  The Company directly imports merchandise from over 50 countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares and other seasonal assortments in its stores.  The results of operations for the three months ended May 30, 2009 and May 31, 2008 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports.  As of May 30, 2009, the Company operated 1,073 stores in the United States and Canada.

Despite the continuing economic recession, the Company saw improved operating results during the first quarter of fiscal 2010 when compared to the same period last year.  Although comparable same store sales declined, the improvement in operating results were primarily the result of improved merchandise margins, decreased occupancy costs and overall reductions in selling, general and administrative costs.

The Company’s merchandise margins improved to 54.2% during the first quarter of fiscal 2010 compared to 51.3% for the same period last year.  The Company was able to achieve the improved margins as a result of reduced supply chain costs and decreased clearance activity.  The Company took a cautious approach to inventory purchases and continued to focus on the timing and level of its purchases to keep inventory in line with consumer demand, resulting in a decrease in inventory of $90.7 million when compared to the same period last year.  The Company’s decreased inventory levels, primarily at its distribution centers, has allowed the Company to exit approximately one million square feet of distribution space over the last 24 months.

As general economic conditions have worsened, the Company has intensified its ongoing efforts to reduce occupancy costs and, where necessary, close unprofitable stores at the lowest possible cost.  This initiative has resulted in significant cost reductions and is expected to result in the closing of approximately 50 stores in fiscal 2010.  The Company expects to continue the initiative beyond fiscal 2010 with the principal objective of achieving further rent reductions across its store portfolio.

Overall, changes made to the Company’s merchandise offerings have been well received by customers as the Company saw improvements in the sales of various areas including outdoor furniture and accessories, furniture and seasonal merchandise.  Sales have been better than plan through the spring and that trend continues into the summer.  As a result, management anticipates less excess inventory at the end of the summer when compared to a year ago.  This should translate into lower clearance activity than last year, which could result in fewer sales but better merchandise margins during the second quarter.

Despite the challenging economic environment, the Company has been able to maintain a strong liquidity position.  The Company ended the first quarter of fiscal 2010 with $135.8 million in cash and cash equivalents and, with the exception of issuing letters of credit, did not utilize its secured credit facility during the first quarter.

During March, a foreign subsidiary of the Company purchased $78.9 million of the Company’s outstanding 6.375% convertible senior notes due 2036 for a purchase price of $27.4 million, including accrued interest. This purchase improved the Company’s balance sheet by reducing the principal amount of its outstanding convertible debt by $78.9 million on a consolidated basis.

The current economic recession faced by the United States continues to challenge the Company’s turnaround strategy.  The Company’s management recognizes this challenge and remains focused on the aspects of its business that it can control: managing inventory levels, controlling costs, driving consumer traffic and its ongoing efforts to reduce its occupancy costs and improve its capital structure.

Results of Operations

Management reviews a number of key indicators to evaluate the Company’s financial performance.  The following table summarizes those key performance indicators for the three months ended May 30, 2009 and May 31, 2008:

	May 30,	May 31,
	2009	2008
Key Performance Indicators

Total sales decline	(9.3)%	(13.0)%
Comparable stores sales decline	(7.5)%	(5.4)%
Sales per average retail square foot	$147	$163
Merchandise margins as a % of sales	54.2%	51.3%
Gross profit as a % of sales	30.2%	28.3%
Selling, general and administrative expenses as a % of sales	37.5%	35.3%
Operating loss as a % of sales	(9.5)%	(9.8)%
Net income (loss) as a % of sales (1)	10.4%	(10.6)%

	May 30,	May 31,
	2009	2008

Inventory per retail square foot	$35	$44
Total retail square footage (in thousands)	8,438	8,775
Total retail square footage decline from the same period last year	(3.8)%	(4.2)%

(1)    Net income for the three months ended May 30, 2009 included a $10.0 million gain related to a litigation settlement and a $47.8 million gain from the repurchase of a portion of the Company’s convertible debt during the period.

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties.  Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 30,	May 31,
	2009	2008

Stores	$279,168	$307,082
Other (1)	1,962	2,938

Net sales	$281,130	$310,020

(1)    Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V. and gift card breakage.

Net sales for the first quarter of fiscal 2010 were $281.1 million, down 9.3% or $28.9 million from last year’s first quarter net sales of $310.0 million.  Comparable store sales for the quarter declined 7.5%, primarily the result of a reduction in store traffic over last year.  Without the effects of Canadian currency conversion rates, the decline in comparable store sales would have been 6.1% for the quarter.  The Company had a net decrease of 43 stores compared to the same period last year which contributed to the decrease in total sales. Total store count as of May 30, 2009 was 1,073 compared to 1,116 stores a year ago.

The decrease in sales for the three-month period was comprised of the following components (in thousands):

Net Sales

Net sales for the three months ended May 31, 2008	$310,020

Incremental sales decline from:
Comparable stores	(22,433)
Closed stores and other	(6,458)

Net sales for the three months ended May 30, 2009	$281,129

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2010 to the number open at the end of the first quarter follows:

	United States	Canada	Total
Open at February 28, 2009	1,011	81	1,092
Openings	—	—	—
Closings	(19)	—	(19)
Open at May 30, 2009 (1)	992	81	1,073

(1)     The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format.  At May 30 2009, there were 35 and seven locations in Mexico and Puerto Rico, respectively.

Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, increased 190 basis points to 30.2% for the first quarter of fiscal 2010 from 28.3% last year.  Merchandise margins for the first quarter increased 290 basis points to 54.2% of sales over last year’s

51.3% of sales.  This increase was primarily the result of decreased clearance activity as the Company focused on managing its inventory levels, requiring fewer markdowns than were necessary to clear inventory during the same period last year.  Additionally, margins were positively impacted during the quarter by reduced supply chain costs, including improved vendor and fuel costs.

Store occupancy costs for the quarter decreased $3.9 million from the first quarter of fiscal 2009 as a result of the closure of a net 43 stores compared to the same period last year as well as the Company’s efforts to lower overall costs of its leased properties through negotiations with its landlords for rental rate reductions.  To date, the Company has achieved approximately $9.0 million in rental savings for fiscal 2010 and expects to close approximately 50 locations in total.

Operating Expenses and Depreciation — Selling, general and administrative expenses for the first quarter of fiscal 2010 were $105.6 million, a decrease of $3.8 million from the same period last year and an increase of 220 basis points as a percentage of sales.  The decrease in dollars primarily related to management’s intentional reduction of expenses as well as store closures, while the increase as a percentage of sales was the result of the deleveraging of relatively fixed costs over a lower sales base.

Selling, general and administrative expenses for the quarter included the charges summarized in the table below (in thousands):

	May 30, 2009		May 31, 2008		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$50,779	18.1%	$52,636	17.0%	$(1,857)
Marketing	13,099	4.7%	12,673	4.1%	426
Store supplies, services and equipment rental	7,008	2.5%	7,883	2.5%	(875)
	70,886	25.2%	73,192	23.6%	(2,306)

Administrative payroll	18,300	6.5%	20,721	6.7%	(2,421)
Lease termination costs	6,412	2.3%	587	0.2%	5,825
Severance and other	468	0.2%	2,224	0.7%	(1,756)
Loss on sale of fixed assets	168	0.1%	39	0.0%	129
Other relatively fixed expenses	9,323	3.3%	12,605	4.1%	(3,282)
	34,671	12.3%	36,176	11.7%	(1,505)
	$105,557	37.5%	$109,368	35.3%	$(3,811)

Expenses that tend to fluctuate with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental decreased $2.3 million.   Store payroll decreased $1.9 million primarily as a result of a decrease in the total number of stores and a planned reduction in full time staff hours compared to the prior year.  Marketing expenditures were $13.1 million, an increase of $0.4 million compared to the same quarter last year, primarily as a result of an increase in television advertising offset by a decrease in brochures, catalogues and newspaper inserts.  Marketing expenses for the first quarter were 4.7% as a percentage of sales. The Company expects marketing expense for the full fiscal year to be comparable to last year’s expense and should be approximately $60.0 million.  Other variable expenses, primarily supplies and equipment rental, decreased $0.9 million when compared to the same period last year.

Relatively fixed selling, general and administrative expenses during the first quarter of fiscal 2010 decreased $1.5 million from the same period last year.  Lease termination costs were $6.4 million, an increase of $5.8 million over the first quarter of the prior year.  This increase was primarily as a result of the closing of 19 stores in the first quarter of fiscal 2010 and increased lease terminations and buyouts.  Administrative payroll decreased $2.4 million during the first quarter of fiscal 2010 compared to the same period a year ago, resulting primarily from a decrease in salaries and wages related to the reduction in home office and field administrative employees during the first quarter of fiscal 2009.  In addition, the Company froze salaries and implemented other cost saving measures during the first quarter of fiscal 2010.  Severance and outplacement costs decreased $1.8 million as a result of the reduction in home office and field administrative employees during the first quarter of fiscal 2009, with no comparable reduction in the first quarter of fiscal 2010.  All other expenses decreased $3.1 million.

Depreciation and amortization expense for the first quarter of fiscal 2010 was $6.0 million compared to $8.7 million for the same period last year.  This decrease was primarily a result of the impairment of certain long-lived store fixed assets, certain assets’ becoming fully depreciated, store closures and the sale of the home office building and related assets at the beginning of June 2008.

The operating loss for the quarter was $26.7 million compared to $30.4 million for last year’s first quarter.

Nonoperating income and expense — During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78.9 million of the Company’s outstanding 6.375% convertible senior notes due 2036 at a purchase price of $27.4 million, including accrued interest.  As a result of this transaction, the Company reduced the principal amount of its outstanding convertible debt by $78.9 million on a consolidated basis.  The Company recognized a gain of $47.8 million in connection with this transaction.  As discussed in new accounting pronouncements below, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1 under which it reduced the carrying value of its outstanding convertible senior notes as of the end of the quarter by a net $1.3 million.

In addition, the Company settled a lawsuit and received a $10,000,000 payment during the quarter, and recorded a gain as a result of the settlement.

Income taxes — The Company recorded an income tax benefit of $0.2 million during the first quarter of fiscal 2010 compared to an expense of $0.3 million in the prior year.  The current year benefit was the result of a $0.3 million increase to the income tax receivable based on the audit results of the Internal Revenue Service.  This benefit was partly offset by minimal state and foreign tax provisions during the period.  The Company continues to provide a valuation allowance against all deferred tax assets.  As a result, no other federal tax benefit or expense was recorded on the results of the first quarter of fiscal 2010.

The Company has accumulated considerable tax net operating loss carryforwards (“NOL’s”) that can be utilized to offset future income but will expire in fiscal year 2027 if not utilized before then.  The benefit and timing of the utilization of these NOL’s could be impacted if the Company were to experience a change of ownership as defined by Section 382 of the Internal Revenue Code.

Net Income (Loss) — Net income for the first quarter of fiscal 2010 was $29.3 million, or $0.32 per share, compared to a loss of $32.8 million, or $0.37 per share, for the first quarter of fiscal 2009.

Inventory — Inventory levels at the end of the first quarter of fiscal 2010 were $294.2 million, down $22.1 million or 7.0%, from inventory levels at the end of fiscal 2009 and were in line with the Company’s plan for the fiscal year.  At the end of the first quarter of fiscal 2010, inventory per retail square foot was $35 compared to $37 at fiscal 2009 year end.  The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand.  Total inventory during the remainder of fiscal 2010 is expected to range between the current level of $294 million and $350 million with seasonal fluctuations similar to prior year trends.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2010 with $135.8 million in cash and temporary investments compared to $155.8 million at the end of fiscal 2009.  Operating activities in the first quarter of fiscal 2010 provided $6.1 million of cash, primarily as a result of the Company’s net income, a decrease in inventory, and the collection of a $10.0 million settlement related to a foreign lawsuit.  These cash inflows were partially offset by the repurchase of a portion of the Company’s 6.375% convertible senior notes due 2036 for $27.4 million, including interest, which resulted in the non-cash gain of $47.8 million.

During the first three months of fiscal 2010, investing activities provided $0.5 million compared to using $1.4 million during the same period last year.  Proceeds from the sale of restricted investments used primarily for the payment of defined benefit obligations provided $3.3 million, partially offset by contributions of $3.1 million to purchase similar restricted investments.  Proceeds from the disposition of properties provided $0.7 million. Capital expenditures were $0.4 million in fiscal 2010 compared to $1.9 million in fiscal 2009.  Capital expenditures for fiscal 2010 are expected to be approximately $7.0 million.

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2010 were $166.6 million.  The present value of total existing minimum operating lease commitments discounted at 10% was $714.0 million at the fiscal 2010 first quarter-end.

As a result of on-going negotiations with its landlords to achieve rental reductions or lease terminations across its store portfolio, the Company has now reached agreements in principal to terminate the leases on 22 stores and will close 5 additional stores for which termination or rental reduction agreements have not been reached.  The Company estimates total charges of approximately $8.0 million in cash and non-cash termination charges related to these closures, of which $5.0 million were incurred in the first quarter of fiscal 2010. The cash portion of these charges will be partially offset by the liquidation of inventory in the closing stores.  To date, the Company has achieved approximately $9.0 million in rental savings for fiscal 2010 and expects to close approximately 50 locations in total. Going forward the Company’s negotiation efforts will be primarily focused on negotiating rental reductions.

Working capital requirements are expected to be funded from cash from operations, available cash balances, cash surrender value of life insurance policies not restricted as to use, and if required, borrowings against lines of credit.  The Company’s bank facilities at the end of the first quarter of fiscal 2010 included a $325 million credit facility, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables.  As of May 30, 2009, the Company had no outstanding cash borrowings and had utilized $100.7 million in letters of credit and bankers’ acceptances.  Should the availability under this facility be less than $32.5 million, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement.  The Company does not anticipate falling below this minimum availability in the foreseeable future.  As of May 30, 2009, the Company’s calculated borrowing base was $194.3 million.  After excluding the required minimum of $32.5 million and the $100.7 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $61.1 million remained available for cash borrowings.  As of the end of the first quarter of fiscal 2010, the Company was in compliance with required debt covenants stated in the agreement.

Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements for the next twelve months.  The end of the difficult economic situation faced by the United States is not known at this time and consumer confidence and spending could remain depressed and possibly deteriorate even further.  The Company may incur negative operating cash flows in future periods and a long-term decline in consumer spending could have a material adverse effect on the Company’s financial condition and ability to generate cash flows from operations.  As a result, the Company may become dependent on the availability of adequate capital to fund its operations, carry out its turnaround strategy, or refinance existing indebtedness if necessary.  Future availability of financing sources cannot be assured given the current economic environment and the Company’s recent financial results, and there can be no assurance that the Company will achieve or sustain positive cash flows or profitability over the long-term.

New Accounting Pronouncements

Effective March 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  In accordance with FSP APB 14-1, the Company estimated the fair value of the debt component of its Notes using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features.  The Company has not applied the provisions of FSP APB 14-1 retrospectively as it determined that the effect on prior periods was not material.  The remaining discount of $2.8 million as of the beginning of the year was reclassified to additional paid-in capital during the quarter, and will be amortized as interest expense over the remaining life of the Notes, or through February 2011.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 165, “Subsequent Events.”  SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature.  SFAS 165 will be effective for the Company in the second quarter of fiscal 2010. The Company does not expect the adoption of SFAS 165 to have a material effect on its financial position, cash flows, or results of operations.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders.  Forward-looking statements provide current expectations of future events based on certain assumptions.  These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions.  Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the on-going recession and related financial crisis and the actions taken by the United States and other countries to stimulate the economy or to prevent the worsening of the financial crisis, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion.  The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report which may also affect Company operations and performance.  The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.  Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 28, 2009.

Item 4.  Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 30, 2009, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors.

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of common stock of the Company made during the three months ended May 30, 2009 by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held July 1, 2009, for the purpose of electing as Directors the eight nominees named in the Proxy Statement to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified; to approve an amendment to effect a reverse stock split of the Pier 1 Imports, Inc. Common Stock; to approve an amendment to reduce the par value of the Pier 1 Imports, Inc. Common Stock; to approve an amendment to increase the number of Pier 1 Imports’ authorized shares of Preferred Stock; to ratify the Audit Committee’s approval to engage Ernst & Young LLP for fiscal 2010; and to vote on a shareholder proposal, if properly submitted at the meeting.  The results of the election and the votes follow:

Election as Directors of the eight nominees named in the Proxy Statement to serve until the next annual meeting and until their successors are elected and qualified.  In order to be elected, a nominee for Director must receive the affirmative vote of a majority of the shares of Common Stock entitled to vote in person or represented by proxy at the annual meeting.

Director	For	Against	Abstain

John H. Burgoyne	72,392,172	6,795,105	676,096
Michael R. Ferrari	78,008,083	1,192,565	662,725
Robert B. Holland, III	76,606,133	2,587,158	670,082
Karen W. Katz	77,970,645	1,221,011	671,717
Terry E. London	78,071,937	1,117,691	673,745
Alexander W. Smith	76,954,835	2,289,394	619,144
Cece Smith	78,045,817	1,136,269	681,287
Tom M. Thomas	76,461,324	2,722,314	679,735

Amendment of Certificate of Incorporation of Pier 1 Imports, Inc. to effect a reverse stock split of Pier 1 Imports’ Common Stock having a split ratio between, and including, 1 for 2 and 1 for 20, as will be selected by the Board of Directors prior to the time of filing such certificate of amendment with the Delaware Secretary of State.  The affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote is required to approve this amendment.

For	Against	Abstain
75,245,246	4,298,087	320,039

Amendment of Certificate of Incorporation of Pier 1 Imports, Inc. to reduce the par value of Pier 1 Imports’ Common Stock from $1.00 per share to $0.001 per share. The affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote is required to approve this amendment.

For	Against	Abstain
75,780,549	3,578,812	504,012

Amendment of Certificate of Incorporation of Pier 1 Imports, Inc. to increase the authorized number of Pier 1 Imports’ shares of Preferred Stock from 5,000,000 shares to 20,000,000 shares, to shorten the description of the authority of the Board of Directors to issue such shares, and to eliminate the terms and provisions of the Formula Rate Preferred Stock currently set forth in the Certificate of Incorporation.  The affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote is required to approve this amendment.

For	Against	Abstain	Non-Votes
52,672,261	11,562,821	254,870	15,373,422

Ratification of the Audit Committee’s approval to engage Ernst & Young LLP as Pier 1 Imports’ independent registered public accounting firm for fiscal 2010 .  The affirmative vote of a majority of the shares of Common Stock entitled to vote in person or represented by proxy at the annual meeting is required to ratify this approval.

For	Against	Abstain
78,840,389	491,476	531,508

Approval of the shareholder proposal, if properly presented at the annual meeting.  To be approved, the shareholder proposal must receive the affirmative vote of a majority of the shares of Common Stock entitled to vote present in person or represented by proxy at the annual meeting.

For	Against	Abstain	Non-Votes
14,467,497	45,958,091	4,064,364	15,373,422

Item 5.  Other information.

None.

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

PIER 1 IMPORTS, INC. (Registrant)

Date:	7/7/2009	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	7/7/2009	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	7/7/2009	By:	/s/ Laura A. Schack
Laura A. Schack, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation and Amendments thereto, incorporated herein by reference to Exhibit 3(i) to Registrant’s Form 10-Q for the quarter ended May 30, 1998.

3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Form 10-K for the year ended February 26, 2005.

10.1*	Form of Note Purchase Agreement for 6.375% Convertible Senior Notes due 2036.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed herewith