Form 10-Q
period 2009-08-29
PIER 1 IMPORTS INC/DE
filed 2009-10-07
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 29, 2009

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

As of September 29, 2009, 90,847,878 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.  Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008

Net sales	$286,674	$320,494	$567,803	$630,514

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	205,085	234,359	401,401	456,773
Selling, general and administrative expenses	91,041	107,043	196,598	216,411
Depreciation and amortization	5,852	7,517	11,812	16,190
	301,978	348,919	609,811	689,374

Operating loss	(15,304)	(28,425)	(42,008)	(58,860)

Nonoperating (income) and expenses:
Interest and investment income	(429)	(1,471)	(956)	(2,342)
Interest expense	3,008	3,696	5,945	7,301
Gain on retirement of debt	(1,822)	—	(49,654)	—
Other income	(442)	(656)	(10,851)	(1,288)
	315	1,569	(55,516)	3,671

Income (loss) before income taxes	(15,619)	(29,994)	13,508	(62,531)
Income tax provision (benefit)	161	162	(26)	449

Net income (loss)	$(15,780)	$(30,156)	$13,534	$(62,980)

Earnings (loss) per share:
Basic and diluted	$(0.17)	$(0.34)	$0.15	$(0.71)

Average shares outstanding during period:
Basic and diluted	91,450	88,778	91,281	88,699

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)
(unaudited)

	August 29,	February 28,	August 30,
	2009	2009	2008

ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $94,362, $142,523 and $178,936, respectively	$108,539	$155,798	$191,114
Other accounts receivable, net	15,922	17,566	18,389
Inventories	336,298	316,331	379,050
Income tax receivable	2,430	2,149	3,345
Prepaid expenses and other current assets	41,876	41,883	45,732
Total current assets	505,065	533,727	637,630

Other properties, net of accumulated depreciation of $429,885, $432,412 and $422,377, respectively	63,764	85,135	105,052
Other noncurrent assets	37,704	36,600	42,021

	$606,533	$655,462	$784,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$105,854	$80,695	$118,955
Gift cards and other deferred revenue	42,771	47,332	53,936
Accrued income taxes payable	4,494	4,434	4,500
Other accrued liabilities	101,560	101,350	109,043
Total current liabilities	254,679	233,811	286,434

Long-term debt	84,445	184,000	184,000
Other noncurrent liabilities	99,671	93,390	104,112

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 100,779,000 issued	101	101	101
Paid-in capital	207,576	214,004	226,855
Retained earnings	120,375	106,841	173,114
Cumulative other comprehensive income (loss)	63	(1,195)	8
Less — 10,015,000, 10,905,000 and 11,802,000 common shares in treasury, at cost, respectively	(160,377)	(175,490)	(189,921)
	167,738	144,261	210,157
Commitments and contingencies	—	—	—

	$606,533	$655,462	$784,703

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	August 29,	August 30,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$13,534	$(62,980)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	16,783	22,988
Loss on disposal of fixed assets	156	68
Stock-based compensation expense	2,216	4,502
Deferred compensation	2,053	2,185
Lease termination expense	6,818	2,978
Amortization of deferred gains	(3,984)	(2,819)
Gain on retirement of convertible bonds	(49,654)	—
Other	2,330	42
Changes in cash from:
Inventories	(19,967)	32,659
Accounts receivable, prepaid expenses and other current assets	7,187	(4,770)
Income tax receivable	(281)	13,290
Accounts payable and accrued expenses	13,481	(5,800)
Accrued income taxes payable	60	(723)
Defined benefit plan liabilities	(1,725)	(59)
Other noncurrent assets	(299)	(154)
Other noncurrent liabilities	(18)	(195)
Net cash (used in) provided by operating activities	(11,310)	1,212

Cash flow from investing activities:
Capital expenditures	(1,210)	(7,203)
Proceeds from disposition of properties	714	102,452
Proceeds from sale of restricted assets	3,440	908
Purchase of restricted investments	(3,200)	(944)
Net cash (used in) provided by investing activities	(256)	95,213

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	308	1,256
Retirement of convertible bonds	(31,593)	—
Debt issuance costs	(4,408)	—
Net cash (used in) provided by financing activities	(35,693)	1,256

Change in cash and cash equivalents	(47,259)	97,681
Cash and cash equivalents at beginning of period	155,798	93,433
Cash and cash equivalents at end of period	$108,539	$191,114

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 29, 2009
(in thousands)
(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance February 28, 2009	89,874	$101	$214,004	$106,841	$(1,195)	$(175,490)	$144,261

Comprehensive income:

Net income	—	—	—	13,534	—	—	13,534

Other comprehensive income:
Pension adjustments	—	—	—	—	609	—	609

Currency translation adjustments, net	—	—	—	—	649	—	649

Comprehensive income							14,792

Restricted stock compensation	(65)	—	1,986	—	—	(1,055)	931

Stock option compensation expense	—	—	1,285	—	—	—	1,285

Stock purchase plan, directors deferred, and other	955	—	(15,860)	—	—	16,168	308

Adoption of FSP on Convertible Notes	—	—	2,818	—	—	—	2,818

Beneficial Conversion Feature of 9% Convertible Notes	—	—	3,343	—	—	—	3,343

Balance August 29, 2009	90,764	$101	$207,576	$120,375	$63	$(160,377)	$167,738

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 29, 2009

AND AUGUST 30, 2008

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries.  The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 2009.  All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of August 29, 2009, and the results of operations and cash flows for the three and six months ended August 29, 2009 and August 30, 2008 have been made and consist only of normal recurring adjustments, except as otherwise described herein.  The results of operations for the three and six months ended August 29, 2009 and August 30, 2008, respectively, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment.  The classification of certain amounts previously reported in the consolidated balance sheets and consolidated statements of cash flows have been modified to conform to the August 29, 2009 method of presentation.

Note 1 – Loss per share

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding, shares of unvested restricted stock and the Company’s convertible notes.  As the effect would have been antidilutive, substantially all 11,642,143 and 13,284,048 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the second quarter and year-to-date earnings (loss) per share for fiscal 2010 and fiscal 2009, respectively. Additionally, the common stock issuable under the Company’s convertible notes and the related interest expense were also excluded from the diluted earnings per share calculation as the effect would have been antidilutive during both periods presented.  Earnings (loss) per share for the three and six months ended August 29, 2009 and August 30, 2008 was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Net income (loss), basic and diluted	$(15,780)	$(30,156)	$13,534	$(62,980)

Average shares outstanding:
Basic and diluted	91,450	88,778	91,281	88,699

Earnings (loss) per share:
Basic and diluted	$(0.17)	$(0.34)	$0.15	$(0.71)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 — Comprehensive income (loss)

The components of comprehensive income (loss) for the three and six months ended August 29, 2009 and August 30, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Net income (loss)	$(15,780)	$(30,156)	$13,534	$(62,980)
Currency translation adjustments, net	(911)	(1,075)	649	(1,131)
Pension adjustments	108	566	609	766

Comprehensive income (loss)	$(16,583)	$(30,665)	$14,792	$(63,345)

Note 3 — Stock-based compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options.  For the three and six months ended August 29, 2009, the Company recorded stock-based compensation expense related to stock options and restricted stock of $980,000, or $0.01 per share, and $2,216,000, or $0.02 per share, respectively.  For the three and six months ended August 30, 2008, the Company recorded stock-based compensation expense related to stock options and restricted stock of $2,150,000, or $0.02 per share, and $4,502,000, or $0.05 per share, respectively.  The Company recognized no net tax benefit related to stock-based compensation during the first half of fiscal 2010 or fiscal 2009 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

As of August 29, 2009 there was approximately $2,303,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.4 years and $1,849,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 1.4 years.

Note 4 — Costs associated with exit activities

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of the Company’s real estate portfolio.  These decisions are based on lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material.  Additionally, employee severance costs associated with these closures were not significant.  The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income.  Revisions during the periods presented related to changes in estimated buyout terms or subtenant receipts expected on closed facilities.  Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents a rollforward of the liability balances for the six months ended August 29, 2009 and August 30, 2008 related to these closures (in thousands):

	Six Months Ended
	August 29,	August 30,
	2009	2008

Beginning of period	$4,998	$5,628

Original charges	4,679	2,782
Revisions	2,139	196
Cash payments	(5,779)	(2,455)

End of period	$6,037	$6,151

Total costs of lease terminations related to store closures are currently anticipated to be approximately $9,100,000 for fiscal 2010.  Of this amount, the Company incurred $2,233,000 in lease termination costs in the second quarter of fiscal 2010 and $6,818,000 for the year-to-date period.

Note 5 — Long-term debt

The following table represents a summary of the Company’s outstanding long-term debt as of August 29, 2009 (in thousands):

Face Value of 9% Senior Convertible Notes	61,255
Less Debt Discount for Make-Whole Interest	(8,897)
Less Debt Discount for Beneficial Conversion Feature	(3,277)
$49,081

Face Value of 6.375% Senior Convertible Notes	16,577
Less Debt Discount for FSP APB 14-1	(213)
$16,364

Industrial Revenue Bonds	$19,000

Total Long-term Debt	$84,445

During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78,941,000 of the Company’s outstanding 6.375% convertible senior notes due 2036 (the “6.375% Notes”) at a purchase price of $27,399,000, including accrued interest.  The Company recognized a gain of $47,811,000 in connection with this transaction.  During August 2009, the $78,941,000 in 6.375% Notes were retired by the Company.

During the second quarter of fiscal 2010, the Company entered into separate privately negotiated exchange agreements under which it retired $64,482,000 of the Company’s outstanding 6.375% Notes.  Under the exchange agreements, the exchanging holders received $61,255,000 in aggregate principal of new 9% convertible senior notes due 2036 (the “9% Notes”).  In addition to this exchange, the Company also purchased $5,000,000 of the outstanding 6.375% Notes for $4,750,000 in cash.  The Company recognized a net gain of $1,843,000 related to these transactions during the second quarter of fiscal 2010. Currently $16,577,000 of the Company’s 6.375% Notes remain outstanding.  The fair value of the 6.375% Notes was $15,662,000 and $128,535,000 based on quoted market values as of August 29, 2009 and August 30, 2008, respectively.  As a result of the put feature of the 6.375% Notes, the Company anticipates that the remainder of the 6.375% Notes will have to be repaid on or before February 15, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 9% Notes are convertible, in multiples of $1,000 principal amount, at the option of the holder at any time on or prior to the earlier of the stated maturity or, in certain circumstances, the date the Company terminates the holder’s voluntary conversion right, as described below. The 9% Notes may be converted into shares of the Company’s common stock at an initial conversion rate of 399.2016 common shares per $1,000 principal amount, representing a conversion price of $2.5050 per share.  Interest is payable semi-annually in arrears on February 15 and August 15 each year, and will accrue at the rate of 9%.  The 9% Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries.  As of August 29, 2009, the maximum number of shares of the Company’s common stock issuable under the indenture governing the 9% Notes is 24,492,246.

The 9% Notes contain a make-whole interest provision.  If the holders voluntarily convert their 9% Notes into common stock at any time prior to termination of the voluntary conversion period, they will receive additional interest at that time equal to the lesser of 2.5 years of interest or the regularly scheduled interest that would have been paid through February 15, 2013.  As of August 29, 2009, the maximum payout of additional interest, assuming voluntary conversion of all outstanding 9% Notes, was $13,782,000.  The Company may elect in certain circumstances, upon at least 30 days notice, to terminate the voluntary conversion option on the 9% Notes if the sale price of the Company’s common stock exceeds 125% of the conversion price ($3.1313) for at least 20 days in any 30 trading day period.  In such event, a notice will be mailed to the 9% Note holders stating the termination date.  Any holders who elect to convert after the notice is mailed and prior to this termination date will receive (in addition to the conversion shares) additional interest at that time equal to the lesser of 1.5 years of interest or the regularly scheduled interest that would have been paid through February 13, 2013.  As of August 29, 2009, the maximum payout of additional interest, assuming conversion of all outstanding 9% Notes during the notice period for termination of the voluntary conversion, was $8,269,000.

The holders of the 9% Notes can, at their option, require the Company to purchase the 9% Notes on February 15, 2013, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031.  The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest.  Any notes purchased by the Company will be paid in cash.

The 9% Notes may be redeemed by the Company on or after February 15, 2012 for cash, upon notice to the holders, for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest.

The 9% Notes contain a provision designed to prevent or limit a conversion, if such a conversion is by a holder of 5% or more of the Company’s common stock or will cause a holder to have 5% or more total common stock ownership of the Company.  This provision may be waived for any individual holder at the discretion of the Company.

If the Company undergoes a fundamental change, as defined by the indenture, then the holder can require the Company to purchase all or a portion of the notes for a purchase price in cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  A fundamental change is deemed to have occurred at the time after the notes are originally issued when any of the following events occur: (1) certain changes in beneficial ownership of the Company’s common equity as described in the indenture, (2) certain share exchanges, consolidations, mergers, or assets transactions as described in the indenture, (3) “Continuing Directors” as defined in the indenture ceasing to constitute at least a majority of the Company’s board of directors, (4) the Company’s stockholders approving any plan or proposal for the Company’s liquidation or dissolution, or (5) the Company’s common stock is neither listed on a national securities exchange nor quoted on an established electronic over-the-counter trading market in the United States.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company has separately accounted for the additional interest payment features of the 9% Notes discussed above as an embedded derivative instrument (make-whole provision).  The embedded derivative was measured at fair value and is included in the accompanying consolidated balance sheets in other long term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the fair value of the embedded derivative are recognized in earnings.  The derivative liability will be revalued quarterly and changes in its fair value will be recorded as other income or expense.  For the purpose of accounting for the 9% Notes issued in the exchange offer, the fair value of the embedded derivative upon issuance reduced the carrying value of the debt and was reflected as a debt discount.  This potential interest payout was initially recorded at its estimated fair value as both a $9,090,000 derivative liability and a $9,090,000 discount to the 9% Notes.  The potential interest payout fair value measurement falls within the Level 3 fair value hierarchy under SFAS No. 157 “Fair Value” (“SFAS 157”).  Level 3 measurements are model-driven valuations in which one or more significant inputs or value-drivers are unobservable.  The fair value of the potential interest payout was determined based on the probability of when 9% Note holders will convert to the Company’s common stock and assumptions regarding the Company’s stock price.

The 9% Notes also include a beneficial conversion feature because the price of the Company’s common stock on the issuance date of the notes exceeded the effective conversion price.  In accordance with applicable accounting guidance, the Company recorded a $3,343,000 discount to the 9% Notes and a $3,343,000 addition to paid-in-capital representing the intrinsic value of the beneficial conversion feature.

The two underlying features described above resulted in a total debt discount of $12,433,000 and an initial carrying amount of the 9% Notes on the Company’s balance sheet of $48,822,000 compared to a face amount of $61,255,000.  The debt discount is being amortized as interest expense using the effective interest method through February 15, 2013.  If the notes are converted into common stock before the debt discount is fully amortized, the remaining portion of the discount will be expensed at the time of conversion.  The fair value of the 9% Notes was $78,155,000 based on quoted market values as of August 29, 2009.

Effective March 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The 6.375% Notes are convertible into cash and, if applicable, shares of the Company’s common stock.  In accordance with FSP APB 14-1, the Company estimated the fair value of the debt component of the 6.375% Notes as of the date of their issuance using an income approach by discounting the present value of future payments associated with the notes, assuming no conversion features.  The Company did not apply the provisions of FSP APB 14-1 retrospectively on its 6.375% Notes as it determined that the effect on prior periods was not material.  The impact of adoption representing the remaining value of the equity component of the 6.375% Notes as of the beginning of the year was $2,818,000, recorded as a reduction in carrying value of the notes and an increase in additional paid-in capital.  This amount will be amortized as interest expense over the remaining life of the 6.375% Notes, or through February 2011. As a result of the retirement and exchange of the majority of the 6.375% Notes as discussed above, the Company’s gain on the transactions included the write off of a portion of this unamortized discount.  As of August 29, 2009, the unamortized discount related to the 6.375% Notes totaled $213,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term debt matures as follows (in thousands):

Long-term
Fiscal Year	Debt

2010	—
2011	16,577
2012	—
2013	61,255
2014	—
Thereafter	19,000
96,832
Debt discount	(12,387)
Total long-term debt	$84,445

Effective July 30, 2009, the Company amended its secured credit facility which matures in May 2012.  The amendment reduces the total commitment amount to $300,000,000, removes real estate from eligibility for inclusion in the calculation of the borrowing base, increases applicable interest rate spreads and redefines permitted uses, liens, indebtedness, acquisitions, and restricted payments.  In addition, the amendment updates certain provisions to allow for the refinance or repurchase of the balance of 6.375% Notes and 9% Notes, as well as repurchases of the Company’s common stock.  As of August 29, 2009, the Company had no outstanding cash borrowings and had utilized $113,948,000 in letters of credit and bankers’ acceptances.  Should the availability under this facility be less than $30,000,000, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement.  As of August 29, 2009, the Company’s calculated borrowing base was $267,441,000.  After excluding the required minimum of $30,000,000 and the $113,948,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $123,493,000 remained available for cash borrowings.

Note 6 — Condensed financial statements

The Company’s 6.375% Notes and its 9% Notes are both fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”).  The subsidiaries that do not guarantee such notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries is wholly owned.  In lieu of providing separate financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$285,132	$2,364	$(822)	$286,674
Cost of sales (including buying and store occupancy costs)	—	203,871	2,065	(851)	205,085
Selling, general and administrative (including depreciation and amortization)	538	96,311	44	—	96,893
Operating income (loss)	(538)	(15,050)	255	29	(15,304)

Nonoperating (income) expense	(49,337)	3,005	(1,185)	47,832	315

Income (loss) before income taxes	48,799	(18,055)	1,440	(47,803)	(15,619)
Provision for income taxes	—	135	26	—	161
Net income (loss) after income taxes	48,799	(18,190)	1,414	(47,803)	(15,780)

Net income (loss) from subsidiaries	(16,776)	1,414	—	15,362	—

Net income (loss)	$32,023	$(16,776)	$1,414	$(32,441)	$(15,780)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$565,118	$4,486	$(1,801)	$567,803
Cost of sales (including buying and store occupancy costs)	—	399,369	3,907	(1,875)	401,401
Selling, general and administrative (including depreciation and amortization)	978	207,344	88	—	208,410
Operating income (loss)	(978)	(41,595)	491	74	(42,008)

Nonoperating income	(49,647)	(3,762)	(2,107)	—	(55,516)

Income (loss) before income taxes	48,669	(37,833)	2,598	74	13,508
Provision (benefit) for income taxes	—	(75)	49	—	(26)
Net income (loss) after income taxes	48,669	(37,758)	2,549	74	13,534

Net income (loss) from subsidiaries	(35,209)	2,549	—	32,660	—

Net income (loss)	$13,460	$(35,209)	$2,549	$32,734	$13,534

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$49,259	$57,040	$2,240	$—	$108,539
Other accounts receivable, net	12	14,451	1,459	—	15,922
Inventories	—	336,241	57	—	336,298
Income tax receivable	—	1,948	482	—	2,430
Prepaid expenses and other current assets	491	41,385	—	—	41,876
Total current assets	49,762	451,065	4,238	—	505,065

Other properties, net	—	60,079	3,685	—	63,764
Investment in subsidiaries	(17,753)	16,662	—	1,091	—
Other noncurrent assets	5,298	32,406	—	—	37,704
	$37,307	$560,212	$7,923	$1,091	$606,533

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$346	$105,101	$407	$—	$105,854
Intercompany payable (receivable)	(205,876)	214,931	(9,055)	—	—
Gift cards and other deferred revenue	—	42,771	—	—	42,771
Accrued income taxes payable (receivable)	48	4,613	(167)	—	4,494
Other accrued liabilities	516	100,968	76	—	101,560
Total current liabilities	(204,966)	468,384	(8,739)	—	254,679

Long-term debt	65,445	19,000	—	—	84,445
Other noncurrent liabilities	9,090	90,581	—	—	99,671
Shareholders’ equity (deficit)	167,738	(17,753)	16,662	1,091	167,738
	$37,307	$560,212	$7,923	$1,091	$606,533

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

August 30, 2008

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$116,432	$52,500	$22,182	$—	$191,114
Other accounts receivable, net	24	16,350	2,015	—	18,389
Inventories	—	379,050	—	—	379,050
Income tax receivable	—	2,914	431	—	3,345
Prepaid expenses and other current assets	498	45,234	—	—	45,732
Total current assets	116,954	496,048	24,628	—	637,630

Other properties, net	—	101,264	3,788	—	105,052
Investment in subsidiaries	83,732	44,452	—	(128,184)	—
Other noncurrent assets	6,056	35,965	—	—	42,021
	$206,742	$677,729	$28,416	$(128,184)	$784,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$82	$118,673	$200	$—	$118,955
Intercompany payable (receivable)	(169,138)	185,294	(16,156)	—	—
Gift cards and other deferred revenue	—	53,936	—	—	53,936
Accrued income taxes payable (receivable)	48	4,595	(143)	—	4,500
Other accrued liabilities	593	108,387	63	—	109,043
Total current liabilities	(168,415)	470,885	(16,036)	—	286,434

Long-term debt	165,000	19,000	—	—	184,000
Other noncurrent liabilities	—	104,112	—	—	104,112
Shareholders’ equity	210,157	83,732	44,452	(128,184)	210,157
	$206,742	$677,729	$28,416	$(128,184)	$784,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended August 29, 2009

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(26,965)	$13,803	$1,852	$—	$(11,310)

Cash flow from investing activities:
Capital expenditures	—	(1,210)	—	—	(1,210)
Proceeds from disposition of properties	—	714	—	—	714
Proceeds from sale of restricted investments	—	3,440	—	—	3,440
Purchase of restricted investments	—	(3,200)	—	—	(3,200)
Net cash used in investing activities	—	(256)	—	—	(256)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	308	—	—	—	308
Cash dividends	—	3,000	(3,000)	—	—
Debt issuance costs	(1,738)	(2,670)	—	—	(4,408)
Advances (to) from subsidiaries	20,759	(19,236)	(1,523)	—	—
Retirement/Repurchase of Convertible Bonds	(4,753)	—	(26,840)	—	(31,593)
Net cash provided by (used in) financing activities	14,576	(18,906)	(31,363)	—	(35,693)

Change in cash and cash equivalents	(12,389)	(5,359)	(29,511)	—	(47,259)
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	—	155,798

Cash and cash equivalents at end of period	$49,259	$57,040	$2,240	$—	$108,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended August 30, 2008

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$2,974	$(1,492)	$(270)	$—	$1,212

Cash flow from investing activities:
Capital expenditures	—	(7,203)	—	—	(7,203)
Proceeds from disposition of properties	—	102,452	—	—	102,452
Proceeds from sale of restricted investments	—	908	—	—	908
Purchase of restricted investments	—	(944)	—	—	(944)
Net cash provided by investing activities	—	95,213	—	—	95,213

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	1,256	—	—	—	1,256
Debt issuance costs	—	—	—	—	—
Advances (to) from subsidiaries	59,172	(68,045)	8,873	—	—
Net cash provided by (used in) financing activities	60,428	(68,045)	8,873	—	1,256

Change in cash and cash equivalents	63,402	25,676	8,603	—	97,681
Cash and cash equivalents at beginning of period	53,030	26,824	13,579	—	93,433

Cash and cash equivalents at end of period	$116,432	$52,500	$22,182	$—	$191,114

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

The Plans are not funded and thus have no plan assets.  The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans.  The components of net periodic benefit costs for the three and six months ended August 29, 2009 and August 30, 2008 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Components of net periodic benefits cost:
Service cost	$224	$225	$448	$369
Interest cost	191	230	382	454
Amortization of unrecognized prior service costs	103	137	206	275
Amortization of net actuarial loss	5	53	10	105
Settlement charge	—	—	40	—
Curtailment charge	—	368	353	368

Net periodic benefit cost	$523	$1,013	$1,439	$1,571

Note 8 — Other income

Other income for the year-to-date period was primarily related to the settlement of foreign litigation.  The Company settled a lawsuit and received a $10,000,000 payment during the first quarter, and recorded a gain as a result of the settlement.

Note 9 — Income taxes

The Company recorded minimal income tax provisions during the second quarter of fiscal 2010.  Year-to-date, the Company recorded a slight income tax benefit as a result of an increase to the income tax receivable based on the audit results of the Internal Revenue Service.  This benefit was slightly offset by minimal state and local provisions during the period.  The Company continues to provide a valuation allowance against all deferred tax assets.  As a result, no other federal tax benefit or expense was recorded on the results of the first six months of fiscal 2010.

Note 10 — Changes in Company Stock

On July 1, 2009, shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to reduce the par value of the Company’s common stock from $1.00 to $0.001 per share.  The reduction in the par value of the Company’s common stock was reflected on the Company’s balance sheet by a reduction in the common stock account and a corresponding increase in the paid-in capital account.  The reduction in the par value did not change the number of authorized shares of the Company’s common stock.  All periods presented have been adjusted to reflect the par value change.

In addition to the change in par value, the shareholders approved an amendment to increase the authorized number of Pier 1 Imports’ shares of preferred stock from 5,000,000 shares to 20,000,000 shares; to shorten the description of the authority of the Board of Directors to issue such shares; and to eliminate the terms and provisions of the Formula Rate Preferred Stock from the Certificate of Incorporation.  As of August 29, 2009, all 20,000,000 shares of preferred stock are available for future issuance.

Note 11 — Supplemental cash flow information

As a result of the changes to the Company’s long-term debt, the Company had several transactions that were not included in the cash flow from financing activity section of the Company’s consolidated statements of cash flows as they had no impact on cash.  See Note 5 for further discussion regarding these transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12 — New Accounting Pronouncements

See discussion of the Company’s adoption of FSP APB 14-1, “Accounting for Convertible Debt instruments that may be settled in cash upon conversion” in Note 5.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments in interim and annual reporting periods. The Company has adopted this guidance and has included the required disclosures in this Form 10-Q for the quarter ended August 29, 2009.  This FSP has not impacted the Company’s consolidated financial position or results of operations, as its requirements are disclosure-only in nature.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 165, “Subsequent Events.”  SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature.  The Company adopted SFAS 165 in the second quarter of fiscal 2010 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards Codification and the Heirarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of SFAS 168 will have an impact on its financial position, cash flows, or results of operations.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts.  The Company directly imports merchandise from over 50 countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares and other seasonal assortments in its stores.  The results of operations for the three and six months ended August 29, 2009 and August 30, 2008 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports.  As of August 29, 2009, the Company operated 1,061 stores in the United States and Canada.

The Company has continued to see improved operating results during the first half of fiscal 2010 when compared to the same period a year ago, despite the ongoing economic recession.  Although comparable store sales declined, the Company saw improvements in its merchandise margins, decreased occupancy costs and overall reductions in selling, general and administrative costs resulting in sales and operating results for the second quarter and year-to date periods that exceeded internal projections.

Comparable store sales during the quarter and year-to-date periods declined 7.6% and 7.5%, respectively, which can be attributed to reductions in traffic related to the declines in the overall economic environment. Without the effects of Canadian currency conversion rates, the decline in comparable store sales during the fiscal quarter and year-to-date periods would have been 6.9% and 6.5%, respectively.

Merchandise margins were 52.0% for the second quarter of fiscal 2010 and 53.1% for the year-to-date period, compared to 49.3% and 50.3% for the same periods in the prior year.  The increase in merchandise margins was the direct result of reduced markdown activity and strong input margins.  Merchandise margins in the second quarter continued to benefit from supply chain efficiencies, such as lower fuel, transportation and labor costs, when compared to the same period last year.  The Company continued to be cautious about its inventory purchases and successfully executed a plan to control the timing and level of its inventory, resulting in a decrease in inventory of $42.8 million when compared to the end of the second quarter of fiscal 2009.  In addition, the Company’s close management of its inventory levels required less clearance activity in order to sell through excess inventory, allowing the Company to shorten its semi-annual clearance sale by two weeks.  The Company expects to experience a similar shortening of the January clearance sale and as a result expects to continue to see improvements in merchandise margins on a year over year basis.

The Company has been very focused on its ongoing efforts to reduce occupancy costs by negotiating with its landlords to reduce rents, or if necessary, closing unprofitable stores at the lowest possible costs.  This initiative has proven to be successful, resulting in significant cost reductions and is expected to result in the closing of approximately 50 stores in fiscal 2010.  The Company expects to continue this initiative beyond fiscal 2010 with the principal objective of achieving further rent reductions across its store portfolio.  In addition to cost savings through the real estate initiatives, the Company’s continued focus on controlling expenditures company-wide have resulted in a reduction of selling, general and administrative costs of $16.0 million for the second quarter of fiscal 2010 and $19.8 million for the year-to-date period, when compared to the same periods in the prior year.

During the first six months of fiscal 2010 the Company was able to restructure its long-term debt, improving its balance sheet and overall liquidity.  Through the repurchase of approximately half of its 6.375% senior convertible notes due 2036 (6.375% Notes) in March and privately negotiated exchanges and purchases in August, the Company reduced its long-term debt by $99.6 million when compared to fiscal 2009 year end balances.  See Note 5 of the Notes to Consolidated Financial Statements and the Liquidity and Capital Resources section of Management’s Discussion and Analysis for further discussion of the Company’s debt transactions.

The Company’s management feels it has substantially completed the restructure of its balance sheet, which began with the sale of the Company’s home office and ended with a significant reduction of long-term debt.  With these transactions completed, the Company can remain focused on its business priorities, providing great merchandise and an enjoyable shopping experience for its customers while maintaining a lean and efficient infrastructure as it works towards increasing comparable store sales and merchandise margins.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance.  The following table summarizes those key performance indicators for the three and six months ended August 29, 2009 and August 30, 2008:

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Key Performance Indicators

Total sales decline	(10.5)%	(7.0)%	(9.9)%	(10.0)%
Comparable stores sales decline	(7.6)%	(1.7)%	(7.5)%	(3.9)%
Merchandise margins as a % of sales	52.0%	49.3%	53.1%	50.3%
Gross profit as a % of sales	28.5%	26.9%	29.3%	27.6%
Selling, general and administrative expenses as a % of sales	31.8%	33.4%	34.6%	34.3%
Operating loss as a % of sales	(5.3)%	(8.9)%	(7.4)%	(9.3)%
Net income (loss) as a % of sales	(5.5)%	(9.4)%	2.4%	(10.0)%

	For the period ended
	August 29,	August 30,
	2009	2008
Sales per average retail square foot (1)	$145	$161
Inventory per retail square foot	$40	$43
Total retail square footage (in thousands)	8,345	8,737
Total retail square footage decline from the same period last year	(4.5)%	(2.7)%

(1)   Calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties.  Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008

Stores	$283,618	$316,554	$562,786	$623,636
Other (1)	3,056	3,940	5,017	6,878

Net sales	$286,674	$320,494	$567,803	$630,514

(1)        Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Net sales for the second quarter of fiscal 2010 were $286.7 million, down 10.5% or $33.8 million from last year’s second quarter net sales of $320.5 million.  Net sales declined $62.7 million or 9.9% from $630.5 million to $567.8 million during the six-month period ended August 29, 2009 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods declined 7.6% and 7.5%, respectively, which can be attributed to a reduction in customer traffic related to the decline in the overall economic environment.  Without the effects of Canadian currency conversion rates, the decline in comparable store sales would have been 6.9% for the quarter and 6.5% year-to-date.  Sales on the Pier 1 credit card comprised 26.1% of U.S. store sales compared to 24.4% last year, while year-to-date sales on the Pier 1 credit card were 25.7% of U.S. store sales versus 24.1% last year.

Sales for the six-month period were comprised of the following incremental components (in thousands):

Net Sales

Net sales for the six months ended August 30, 2008	$630,514

Incremental sales decline from:
Comparable stores	(45,460)
Closed stores and other	(17,251)

Net sales for the six months ended August 29, 2009	$567,803

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2009 to the number open at the end of the second quarter follows:

	United States	Canada	Total
Open at February 28, 2009	1,011	81	1,092
Openings	—	—	—
Closings	(31)	—	(31)
Open at August 29, 2009 (1)	980	81	1,061

(1)        The Company supplies merchandise and licenses the Pier 1 name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format.  At August 29, 2009, there were 35 and seven locations in Mexico and Puerto Rico, respectively.

Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, increased 160 basis points to 28.5% for the second quarter of fiscal 2010, and increased 170 basis points to 29.3% for the first six months of fiscal 2010.  As a percentage of sales, merchandise margins increased 270 basis points for the second quarter and 280 basis points for the six-month period ended August 29, 2009, from the comparable periods a year ago.  The increase in merchandise margins was the direct result of reduced markdown activity and strong input margins.  In addition, margins continued to benefit from supply chain efficiencies such as lower fuel, transportation, and labor costs when compared to the same period last year.

Store occupancy costs for the quarter were $67.5 million, or 23.5% of sales, a $4.5 million decrease compared to last year’s second quarter store occupancy expense of $72.0 million.  Year-to-date, store occupancy costs were $135.0 million, or 23.8% of sales, a decrease of $8.4 million compared to the same period last year.  The decline in store occupancy costs was primarily the result of negotiated rental reductions and lower overall store count.

Operating Expenses, Depreciation and Income Taxes — Selling, general and administrative expenses for the second quarter of fiscal 2010 were $91.0 million, or 31.8% of sales, a decrease of $16.0 million, or 160 basis points as a percentage of sales, from the same quarter last year.  Year-to-date selling, general and administrative expenses were $196.6 million, or 34.6% of sales, a decrease of $19.8 million and an increase of 30 basis points as a percentage of sales.  This decrease in dollars for both periods was primarily related to management’s intentional reduction of expenses as well as store closures.  Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

	August 29, 2009		August 30, 2008		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$48,620	17.0%	$53,530	16.7%	$(4,910)
Marketing	9,387	3.3%	9,768	3.0%	(381)
Store supplies, services and other	7,430	2.6%	7,592	2.4%	(162)
Variable costs	65,437	22.8%	70,890	22.1%	(5,453)

Administrative payroll (excluding severance)	16,533	5.8%	19,335	6.0%	(2,802)
Lease termination costs	3,386	1.2%	2,391	0.7%	995
Severance and other	91	0.0%	853	0.3%	(762)
Acquisition costs	—	0.0%	1,657	0.5%	(1,657)
Other relatively fixed expenses	5,594	2.0%	11,917	3.7%	(6,323)
	25,604	8.9%	36,153	11.3%	(10,549)
	$91,041	31.8%	$107,043	33.4%	$(16,002)

	August 29, 2009		August 30, 2008		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$99,399	17.5%	$106,164	16.8%	$(6,765)
Marketing	22,486	4.0%	22,442	3.6%	44
Store supplies, services and other	14,437	2.5%	15,475	2.5%	(1,038)
Variable costs	136,322	24.0%	144,081	22.9%	(7,759)

Administrative payroll (excluding severance)	34,833	6.1%	40,056	6.4%	(5,223)
Lease termination costs	9,798	1.7%	2,978	0.5%	6,820
Severance and other	730	0.1%	2,908	0.5%	(2,178)
Acquisition costs	—	0.0%	1,657	0.3%	(1,657)
Other relatively fixed expenses	14,915	2.6%	24,731	3.9%	(9,816)
	60,276	10.6%	72,330	11.5%	(12,054)

	$196,598	34.6%	$216,411	34.3%	$(19,813)

Expenses that typically fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, decreased $5.5 million from the same quarter last year and $7.8 million year-to-date.  Store payroll decreased $4.9 million for the quarter and $6.8 million year-to-date primarily as a result of a decrease in total number of stores as well as a planned reduction in full time staff hours compared to the same periods last year.  Marketing expenditures decreased $0.4 million for the quarter and were relatively flat year-to-date. Other variable expenses, primarily supplies and equipment rental, decreased $0.2 million for the quarter and $1.0 million for the year-to-date period.

Relatively fixed selling, general and administrative expenses decreased $10.5 million from the same quarter last year and $12.1 million year-to-date from the same period as last year.  Lease termination costs were $3.4 million for the quarter and $9.8 million for the year-to-date period, an increase of $1.0 million and $6.8 million, respectively.  This increase was primarily the result of closing 31 stores during the first six months of fiscal 2010 and increased lease terminations and buyouts.  Administrative payroll decreased $2.8 million for the quarter and $5.2 million for the first half of fiscal 2010, resulting primarily from the reduction in home office and field administrative employees during the first quarter of fiscal 2009.  In addition, the Company froze salaries and implemented other cost saving measures during the first half of fiscal 2010.  Severance and outplacement costs decreased $0.8 million for the quarter and $2.2 million for the year-to-date period, primarily as a result of the reduction in home office and field administration employees during the first half of fiscal 2009, with no comparable reduction in the current year.  All other relatively fixed expenses decreased $7.9 million for the quarter and $11.5 million for the year-to-date period, primarily as a result of a decrease in workers compensation and general liability insurance, a decrease in costs related to the Company’s withdrawn proposal to acquire all of the outstanding common stock shares of Cost Plus, inc. in the second quarter of fiscal 2009, and an overall decrease in operating expenses.

Depreciation and amortization expense for the second quarter and year-to-date periods was $5.9 million and $11.8 million, respectively, compared to $7.5 million and $16.2 million for the same periods last year.  The decreases were primarily the result of the impairment of certain long-lived store fixed assets, certain assets’ becoming fully depreciated, store closures and the sale of the home office building and related assets during the second quarter of fiscal 2009.

The operating loss for the quarter was $15.3 million compared to $28.4 million for last year’s second quarter. For the first half of fiscal 2010, operating losses totaled $42.0 million compared to $58.9 million for the same period last year.

Nonoperating income and expense — During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78.9 million of the Company’s outstanding 6.375% convertible senior notes due 2036 at a purchase price of $27.4 million, including accrued interest.  As a result of this transaction, the Company reduced the principal amount of its outstanding convertible debt by $78.9 million on a consolidated basis.  The Company recognized a gain of $47.8 million in connection with this transaction.  In August 2009, the Company retired $64.5 million of the remaining 6.375% convertible senior notes due 2036 through separate privately negotiated exchange agreements.  Under these agreements, holders received $61.3 million in aggregate principal of new 9% convertible senior notes due 2036.  In addition, the Company purchased $5.0 million of the outstanding 6.375% convertible senior notes for $4.8 million in cash.  The Company recognized a net gain of $1.8 million related to this transaction in the second quarter of fiscal 2010.

The Company settled a lawsuit during the first half of fiscal 2010 and received a $10.0 million payment during the first quarter.  The Company recorded a gain as a result of the settlement.

Income taxes — The Company recorded income tax provisions of $0.2 million during the second quarters of fiscal 2010 and 2009.  Year-to-date, the Company recorded a slight income tax benefit compared to a $0.4 million expense in the prior year.  The current year benefit was the result of a $0.3 million increase to the income tax receivable based on the audit results of the Internal Revenue Service.  This benefit was slightly offset by minimal state and foreign tax provisions during the period.  The Company continues to provide a valuation allowance against all deferred tax assets.  As a result no other federal tax benefit or expense was recorded on the results of the first six months of fiscal 2010.

The Company has accumulated considerable tax net operating loss carryforwards (“NOL’s”) that can be utilized to offset future income but will expire in fiscal year 2027 if not utilized before then.  The benefit and timing of the utilization of these NOL’s could be impacted if the Company were to experience a change of ownership as defined by Section 382 of the Internal Revenue Code.

Net Loss — During the second quarter of fiscal 2010, the Company recorded a net loss of $15.8 million, or $0.17 per share, compared to a net loss of $30.2 million, or $0.34 per share, for the same period last year. Net income for the first six months of fiscal 2010 was $13.5 million, or $0.15 per share, compared to a loss of $63.0 million, or $0.71 per share, for the first half of fiscal 2009.

Inventory — Inventory levels at the end of the second quarter of fiscal 2010 were $336.3 million, an increase of $20.0 million or 6.3%, from inventory levels at the end of fiscal 2009, primarily as a result of the Company building its inventories in preparation for the holiday selling season.  At the end of the second quarter of fiscal 2010, inventory per retail square foot was $40 compared to $43 at the end of the second quarter of fiscal 2009 and $37 at fiscal 2009 year end.  Inventory levels decreased $42.8 million, or 11.3%, from the second quarter of fiscal 2009.  The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand.  Current inventory levels are in line with the Company’s plan for the fiscal year.  The Company expects inventory to peak at approximately $350 million for the holiday selling season and to be approximately $300 to $320 million at the end of fiscal 2010.

Liquidity and Capital Resources

The Company ended the second quarter of fiscal 2010 with $108.5 million in cash and temporary investments compared to $191.1 million a year ago.  Operating activities in the first six months of fiscal 2010 used $11.3 million of cash.  Net income, adjusted for non-cash items used to reconcile to net cash used in operating activities on the consolidated statement of cash flows, was a net loss of $9.7 million.  Additionally, an increase in inventories used $20.0 million and a decrease in defined benefit liabilities used $1.7 million.  These cash outflows were partially offset by a decrease in accounts receivable, prepaid expenses and other current assets and an increase in accounts payable and accrued expenses.

During the first half of fiscal 2010, investing activities used $0.3 million compared to providing $95.2 million during the same period last year.  Proceeds from the sale of restricted investments used primarily for the payment of defined benefit obligations provided $3.4 million, partially offset by contributions of $3.2 million to purchase similar restricted investments.  Proceeds from the disposition of properties provided $0.7 million compared to $102 million in fiscal 2009 from the sale of the Company’s headquarter building.  Capital expenditures were $1.2 million for the first six months of fiscal 2010 compared to $7.2 million for the same period in fiscal 2009, consisting primarily of $0.5 million for fixtures, equipment, and leasehold improvements for stores and $0.7 million for information systems’ enhancements.  Capital expenditures for fiscal 2010 are expected to be approximately $7.0 million.

Financing activities for the first six months of fiscal 2010 used $35.7 million of the Company’s cash, primarily as a result of the use of $31.6 million to retire a portion of the Company’s 6.375% convertible senior notes due 2036 (the “6.375% Notes”) and debt issuance costs of $4.4 million.

During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78.9 million of the 6.375% Notes for a purchase price of $27.4 million, including accrued interest.  The Company recorded a gain related to this transaction of $47.8 million.  During the second quarter of fiscal 2010, the $78.9 million in 6.375% Notes were retired by the Company.

During the second quarter of fiscal 2010, the Company entered into separate privately negotiated exchange agreements under which it retired an additional $64.5 million of the Company’s outstanding 6.375% Notes. Under the exchange agreements, the exchanging holders received $61.3 million in aggregate principal of new 9% convertible senior notes due 2036 (the “9% Notes”).  In addition to this exchange, the Company also purchased $5.0 million of the outstanding 6.375% Notes for $4.8 million in cash.  The Company recognized a net gain of $1.8 million related to these transactions during the second quarter of fiscal 2010.  Currently $16.6 million of the Company’s 6.375% Notes remain outstanding.

The 9% Notes are convertible, in multiples of $1,000 principal amount, at the option of the holder at any time on or prior to the earlier of the stated maturity or, in certain circumstances, the date the Company terminates the holder’s voluntary conversion right, as described below. The 9% Notes may be converted into shares of the Company’s common stock at an initial conversion rate of 399.2016 common shares per $1,000 principal amount, representing a conversion price of $2.5050 per share.  Interest is payable semi-annually in arrears on February 15 and August 15 each year, and will accrue at the rate of 9%.  The 9% Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries.  As of August 29, 2009, the maximum number of shares of the Company’s common stock issuable under the indenture governing the 9% Notes is approximately 24.5 million.

The 9% Notes contain a make-whole interest provision.  If the holders voluntarily convert their 9% Notes into common stock at any time prior to termination of the voluntary conversion period, they will receive additional interest at that time equal to the lesser of 2.5 years of interest or the regularly scheduled interest that would have been paid through February 15, 2013.  As of August 29, 2009, the maximum payout of additional interest, assuming voluntary conversion of all outstanding 9% Notes, was $13.8 million.  The Company may elect in certain circumstances, upon at least 30 days notice, to terminate the voluntary conversion option on the 9% Notes if the sale price of the Company’s common stock exceeds 125% of the conversion price ($3.1313) for at least 20 days in any 30 trading day period.  In such event, a notice will be mailed to the 9% Note holders stating the termination date.  Any holders who elect to convert after the notice is mailed and prior to this termination date will receive (in addition to the conversion shares) additional interest at that time equal to the lesser of 1.5 years of interest or the regularly scheduled interest that would have been paid through February 13, 2013.  As of August 29, 2009, the maximum payout of additional interest, assuming conversion of all outstanding 9% Notes during the notice period for termination of the voluntary conversion, was $8.3 million.

The carrying value of the 9% Notes was reduced by approximately $12.4 million to account for an embedded derivative related to the additional interest payout and a beneficial conversion feature of these notes.  This discount will be amortized as interest expense using the effective interest method through February 2013 or earlier conversion.  See Note 5 of the Notes to Consolidate Financial Statements for further discussion of these debt transactions.

At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2010 were $108.8 million.  The present value of total existing minimum operating lease commitments discounted at 10% was $682.8 million at the fiscal 2010 second quarter-end.

The Company has now reached, in principal, rental reduction agreements on approximately 30% of its stores.  These agreements will result in total rental savings of approximately $11.0 million on a cash basis in fiscal 2010. When adjusted using straight line accounting methods, these agreements will reduce the Company’s reported rental expense by $6.0 million for this fiscal year. Cumulatively, these agreements are expected to reduce rental expense by $37.0 million, with over 75% of the cash savings being realized within the next three fiscal years. The Company will focus its on-going efforts on achieving rental reductions, rather than on lease terminations. However, management still expects to close approximately 50 locations in total this fiscal year, which is significantly less than the original estimate of 125 locations.  Year to date, the Company has closed 31 locations and expects to close another 19 locations primarily during January and February. The Company anticipates recording charges of approximately $13.0 million during this fiscal year related to lease terminations, fees and other costs associated with improving its store portfolio, of which $10.0 million was recorded in the first six months.  The cash portion of these charges will be partially offset by the cash proceeds from the liquidation of inventory in the closing stores.

Working capital requirements are expected to be funded from cash from operations, available cash balances, cash surrender value of life insurance policies not restricted as to use, and if required, borrowings against lines of credit.  The Company’s bank facilities at the end of the second quarter of fiscal 2010 included a $300 million credit facility, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables.  As of August 29, 2009, the Company had no outstanding cash borrowings and had utilized $113.9 million in letters of credit and bankers’ acceptances.  Should the availability under this facility be less than $30.0 million, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement.  The Company does not anticipate falling below this minimum availability in the foreseeable future.  Effective July 30, 2009, the Company elected to amend this facility, which expires May 31, 2012, to reduce the total commitment amount from $325.0 million to $300.0 million.  The Company does not anticipate this reduction to affect its actual borrowing capacity going forward.  In addition, the amendment updates certain provisions to allow for the refinance or repurchase of the balance of 6.375% Notes and 9% Notes, as well as repurchases of the Company’s common stock.  As of August 29, 2009, the Company’s calculated borrowing base was $267.4 million.  After excluding the required minimum of $30.0 million and the $113.9 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $123.5 million remained available for cash borrowings.  As of the end of the second quarter of fiscal 2010, the Company was in compliance with required debt covenants stated in the agreement.

During fiscal 2010, the Company has successfully mitigated the risk related to the put feature in 2011 on its

6.375% Notes through the note repurchase and exchange transactions and the amendment to the secured credit facility discussed above.  However, the Company may continue to incur negative operating cash flows in future periods and a continued long-term decline in consumer spending could have a material adverse effect on the Company’s financial condition and ability to generate cash flows from operations.  As a result, the Company may become dependent on the availability of adequate capital to fund its operations and carry out its turnaround strategy.  There can be no assurance that the Company will achieve or sustain positive cash flows or profitability over the long-term.  Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations and capital expenditure requirements for the next twelve months.

New Accounting Pronouncements

The Company has not had any significant changes to its critical accounting policies.

Effective March 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  In accordance with FSP APB 14-1, the Company estimated the fair value of the debt component of its 6.375% Notes using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features.  The Company has not applied the provisions of FSP APB 14-1 retrospectively on its 6.375% Notes as it determined that the effect on prior periods was not material.  The remaining discount of $2.8 million as of the beginning of the year was reclassified to additional paid-in capital during the first quarter of fiscal 2010, and will be amortized as interest expense over the remaining life of the 6.375% Notes, or through February 2011.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments in interim and annual reporting periods. The Company has adopted this guidance and has included the required disclosures in this Form 10-Q for the quarter ended August 29, 2009.  This FSP has not impacted the Company’s consolidated financial position or results of operations, as its requirements are disclosure-only in nature.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 165, “Subsequent Events.”  SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature.  The Company adopted SFAS 165 in the second quarter of fiscal 2010 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after

September 15, 2009.  The Company does not expect that the adoption of SFAS 168 will have an impact on its financial position, cash flows, or results of operations.

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

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As discussed in the Company’s Form 10-K filed for the fiscal year ended February 28, 2009, the Company has convertible senior notes outstanding that have fixed annual rates of interest (the notes are referred to herein as the 6.375% Notes and the 9% Notes).  Changes in market interest rates generally affect the fair value of fixed rate debt instruments, but do not affect the Company’s financial position, results of operations or cash flows related to these notes.  As of August 29, 2009, the fair values of the 6.375% Notes and the 9% Notes were $15,662,000 and $78,155,000 respectively.  These fair values were based on quoted market values.

Item 4.  Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 29, 2009, and based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of common stock of the Company made during the six months ended August 29, 2009 by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information required by this Item was previously reported by the Company on its Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2009.

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

PIER 1 IMPORTS, INC. (Registrant)

Date:	October 6, 2009	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	October 6, 2009	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	October 6, 2009	By:	/s/ Laura A. Schack
Laura A. Schack, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)*	Form of Restated Certificate of Incorporation of Pier 1 Imports, Inc. to be filed with the Delaware Secretary of State, which is a complete copy of the Certificate of Incorporation as amended.

3(ii)	Bylaws of the Company as amended to date, incorporated herein by reference to Exhibit 3(ii) to Registrant’s Annual Report on Form 10-K for the year ended February 26, 2005.

4.1*

Indenture dated August 4, 2009 and Form of 9% Convertible Senior Note due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A.

10.1	Form of Exchange Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 31, 2009.

10.8.2*	Second Amendment dated July 14, 2009 to Pier 1 Imports, Inc. Stock Purchase Plan.

10.11.6*	Second Amendment dated August 17, 2009 to Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan) Restated as Amended Through March 25, 2008.

10.9.3

Third Amendment to Credit Agreement, dated as of July 30, 2009, among Pier 1 Imports (U.S.), Inc., as Borrower, Bank of America, N.A., as administrative and collateral agent, the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 31, 2009.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed herewith