Form 10-Q
period 2009-11-28
PIER 1 IMPORTS INC/DE
filed 2010-01-07
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 28, 2009

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

As of January 4, 2010, 115,588,500 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.        Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Net sales	$327,075	$300,906	$894,878	$931,420

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	207,215	213,015	608,616	669,788
Selling, general and administrative expenses	111,620	115,339	308,218	331,750
Depreciation and amortization	5,469	7,321	17,281	23,511
	324,304	335,675	934,115	1,025,049

Operating income (loss)	2,771	(34,769)	(39,237)	(93,629)

Nonoperating (income) and expenses:
Interest and investment income	(392)	(1,274)	(1,348)	(3,616)
Interest expense	16,041	3,804	21,986	11,105
Gain on retirement of debt	—	—	(49,654)	—
Other loss (income)	3,904	(632)	(6,946)	(1,920)
	19,553	1,898	(35,962)	5,569

Loss before income taxes	(16,782)	(36,667)	(3,275)	(99,198)
Income tax (benefit) provision	(55,595)	188	(55,622)	637

Net income (loss)	$38,813	$(36,855)	$52,347	$(99,835)

Earnings (loss) per share:
Basic and diluted	$0.37	$(0.41)	$0.55	$(1.12)

Average shares outstanding during period:
Basic and diluted	104,384	88,885	95,649	88,761

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 28,	February 28,	November 29,
	2009	2009	2008

ASSETS

Current assets:
Cash and cash equivalents, including temporary investments of $59,322, $142,523 and $105,897, respectively	$74,549	$155,798	$117,438
Accounts receivable, net	23,664	17,566	22,776
Inventories	339,599	316,331	398,724
Income tax receivable	56,915	2,149	2,788
Prepaid expenses and other current assets	42,929	41,883	46,099
Total current assets	537,656	533,727	587,825

Other properties, net of accumulated depreciation of $433,805, $432,412 and $427,702, respectively	59,638	85,135	95,977
Other noncurrent assets	33,654	36,600	38,655
	$630,948	$655,462	$722,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,300	$80,695	$98,372
Gift cards and other deferred revenue	43,758	47,332	51,407
Accrued income taxes payable	4,750	4,434	5,123
Other accrued liabilities	117,289	101,350	113,445
Total current liabilities	241,097	233,811	268,347

Long-term debt	35,400	184,000	184,000
Other noncurrent liabilities	85,598	93,390	98,511

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000, 100,779,000 and 100,779,000 issued, respectively	125	101	101
Paid-in capital	269,539	214,004	224,792
Retained earnings	159,188	106,841	136,259
Cumulative other comprehensive income (loss)	457	(1,195)	(1,880)
Less — 10,020,000, 10,905,000 and 11,661,000 common shares in treasury, at cost, respectively	(160,456)	(175,490)	(187,673)
	268,853	144,261	171,599
Commitments and contingencies	—	—	—
	$630,948	$655,462	$722,457

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 28,	November 29,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$52,347	$(99,835)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	25,048	33,643
Loss on disposal of fixed assets	202	94
Loss on impairment of fixed assets	—	4,606
Stock-based compensation expense	2,861	4,215
Deferred compensation	2,875	3,156
Lease termination expense	7,439	4,557
Amortization of deferred gains	(5,880)	(4,795)
Gain on retirement of convertible bonds	(49,654)	—
Charges related to the conversion of 9% Convertible Notes	18,308	—
Other	3,486	(1,509)
Changes in cash from:
Inventories	(23,268)	12,985
Accounts receivable, prepaid expenses and other current assets	(3,415)	(11,659)
Income taxes receivable	(54,766)	13,847
Accounts payable and accrued expenses	(4,825)	(28,697)
Accrued income taxes payable	316	(931)
Defined benefit plan liabilities	(1,754)	(89)
Make whole interest provision on 9% Convertible Notes	(13,782)	—
Other noncurrent assets	(313)	291
Other noncurrent liabilities	(18)	(770)
Net cash used in operating activities	(44,793)	(70,891)

Cash flow from investing activities:
Capital expenditures	(3,229)	(11,326)
Proceeds from disposition of properties	717	102,455
Proceeds from sale of restricted investments	3,440	1,483
Purchase of restricted investments	(3,200)	(944)
Collection of notes receivable	1,500	1,500
Net cash (used in) provided by investing activities	(772)	93,168

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	317	1,728
Retirement of convertible bonds	(31,593)	—
Debt issuance costs	(4,408)	—
Net cash (used in) provided by financing activities	(35,684)	1,728

Change in cash and cash equivalents	(81,249)	24,005
Cash and cash equivalents at beginning of period	155,798	93,433
Cash and cash equivalents at end of period	$74,549	$117,438

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 28, 2009

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance February 28, 2009	89,874	$101	$214,004	$106,841	$(1,195)	$(175,490)	$144,261

Comprehensive income:

Net income	—	—	—	52,347	—	—	52,347

Other comprehensive income:
Pension adjustments	—	—	—	—	716	—	716

Currency translation adjustments	—	—	—	—	936	—	936

Comprehensive income							53,999

Restricted stock compensation	(71)	—	2,371	—	—	(1,151)	1,220

Stock option compensation expense	—	—	1,641	—	—	—	1,641

Stock purchase plan, directors deferred, and other	957	—	(15,868)	—	—	16,185	317

Adoption of new accounting guidance on convertible debt	—	—	2,818	—	—	—	2,818

Beneficial Conversion Feature of 9% Convertible Notes	—	—	3,343	—	—	—	3,343

Conversion of 9% Notes	24,453	24	61,230	—	—	—	61,254

Balance November 28, 2009	115,213	$125	$269,539	$159,188	$457	$(160,456)	$268,853

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 28, 2009

AND NOVEMBER 29, 2008

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries.  The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 28, 2009.  All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of November 28, 2009, and the results of operations and cash flows for the three and nine months ended November 28, 2009 and November 29, 2008 have been made and consist only of normal recurring adjustments, except as otherwise described herein.  The results of operations for the three and nine months ended November 28, 2009 and November 29, 2008, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.  The Company conducts business as one operating segment.  The classification of certain amounts previously reported in the consolidated balance sheets and consolidated statements of cash flows for the nine months ended November 29, 2008, has been modified to conform to the November 28, 2009 method of presentation.

Note 1 — Earnings (loss) per share

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.  As the effect would have been antidilutive, all 12,048,869 and 12,933,535 stock options outstanding and shares of unvested restricted stock were excluded from the computation of the third quarter and year-to-date earnings (loss) per share for fiscal 2010 and fiscal 2009, respectively.  Additionally, the common stock issuable under the Company’s convertible notes prior to their conversion and the related interest expense were also excluded from the diluted earnings per share calculation as the effect would have been antidilutive.  Earnings (loss) per share for the three and nine months ended November 28, 2009 and November 29, 2008 was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Net income (loss), basic and diluted	$38,813	$(36,855)	$52,347	$(99,835)

Average shares outstanding:
Basic and diluted	104,384	88,885	95,649	88,761

Earnings (loss) per share:
Basic and diluted	$0.37	$(0.41)	$0.55	$(1.12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 — Comprehensive income (loss)

The components of comprehensive income (loss) for the three and nine months ended November 28, 2009 and November 29, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Net income (loss)	$38,813	$(36,855)	$52,347	$(99,835)
Currency translation adjustments	287	(2,223)	936	(3,354)
Pension adjustments	107	335	716	1,101

Total comprehensive income (loss)	$39,207	$(38,743)	$53,999	$(102,088)

Note 3 — Stock-based compensation

The Company accounts for share-based compensation transactions in accordance with the applicable accounting guidance which requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The fair values for options granted during the respective periods were estimated as of the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options.  For the three and nine months ended November 28, 2009, the Company recorded stock-based compensation expense related to stock options and restricted stock of $645,000, or less than $0.01 per share, and $2,861,000, or $0.03 per share, respectively.  For the three and nine months ended November 29, 2008, the Company recorded stock-based compensation expense (benefit) related to stock options and restricted stock of ($287,000), or less than ($0.01) per share, and $4,215,000, or $0.05 per share, respectively.  During the third quarter of fiscal 2009, the Company reversed $1,420,000 in stock-based compensation expense related to a performance stock option grant, which was no longer considered probable to vest.  The Company recognized no net tax benefit related to stock-based compensation during the first nine months of fiscal 2010 or fiscal 2009 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

As of November 28, 2009, there was approximately $1,911,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.6 years and $1,515,000 of total unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 1.1 years.

Note 4 — Costs associated with exit activities

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio.  These decisions are based on store profitability, lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities in accordance with applicable accounting guidance.  At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material.  Additionally, employee severance costs associated with these closures were not significant.  The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income.  Revisions during the periods presented related to changes in estimated buyout terms or subtenant receipts expected on closed facilities.  Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated statements of operations.  The following table represents a rollforward of the liability balances for the nine months ended November 28, 2009 and November 29, 2008 related to these closures (in thousands):

	Nine Months Ended
	November 28,	November 29,
	2009	2008

Beginning of period	$4,998	$5,628

Original charges	4,708	3,839
Revisions	2,731	718
Cash payments	(6,792)	(4,192)

End of period	$5,645	$5,993

Total costs of lease terminations related to store closures are currently anticipated to be approximately $8,000,000 for fiscal 2010.  Of this amount, the Company incurred $621,000 in lease termination costs in the third quarter of fiscal 2010 and $7,439,000 for the year-to-date period.

Note 5 — Long-term debt and available credit

Long-term debt is summarized as follows at November 28, 2009 and November 29, 2008 (in thousands):

	November 28,	November 29,
	2009	2008

6.375% Convertible Senior Notes	$16,577	165,000
Less Debt Discount	(177)	—
	16,400	165,000

Industrial Revenue Bonds	19,000	19,000

Long-term debt	$35,400	$184,000

During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78,941,000 of the Company’s outstanding 6.375% convertible senior notes due 2036 (the “6.375% Notes”) in privately negotiated transactions at a purchase price of $27,399,000, including accrued interest.  The Company recognized a gain of $47,811,000 in connection with this transaction.  During August 2009, the $78,941,000 in 6.375% Notes were retired by the Company.

During the second quarter of fiscal 2010, the Company entered into separate privately negotiated exchange agreements under which it retired $64,482,000 of the Company’s outstanding 6.375% Notes.  Under the exchange agreements, the exchanging holders received $61,255,000 in aggregate principal of the Company’s new 9% convertible senior notes due 2036 (the “9% Notes”).  In addition to this exchange, the Company also purchased $5,000,000 of the outstanding 6.375% Notes for $4,750,000 in cash.  The Company recognized a net gain of $1,843,000 related to these transactions during the second quarter of fiscal 2010. Currently $16,577,000 of the Company’s 6.375% Notes remain outstanding.  The fair value of the 6.375% Notes was $15,662,000 and $116,969,000 based on quoted market values as of November 28, 2009 and November 29, 2008, respectively.

During the third quarter of fiscal 2010, all $61,255,000 of the Company’s recently issued 9% Notes converted into shares of the Company’s common stock.  The 9% Notes were convertible into shares of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company’s common stock at a conversion rate of 399.2016 shares for each $1,000 principal amount, representing a conversion price of $2.5050 per share.  The Company issued 24,453,065 shares of common stock as a result of the complete conversion of the 9% Notes.  Interest on the outstanding balance of the 9% Notes was payable at a rate of 9% per year and all accrued interest was paid to the holders at the time of conversion.  During the quarter, the Company incurred non-operating charges of $18,308,000 to record amortization of the remaining debt issuance costs and debt discounts of $13,616,000, and a $4,692,000 derivative fair value adjustment, as discussed in more detail below.

The 9% Notes contained make-whole interest provisions.  During the third quarter of fiscal 2010, all of the holders voluntarily converted their 9% Notes into common stock and pursuant to the indenture, received additional make-whole interest at that time equal to 2.5 years of interest.  The cash payment of make-whole interest totaled $13,782,000. The Company separately accounted for the additional interest payment feature of the 9% Notes as an embedded derivative instrument.  For the purpose of accounting for the 9% Notes, the fair value of this embedded derivative upon issuance reduced the carrying value of the debt and was reflected as a debt discount.  This potential interest payout was initially recorded at its estimated fair value as both a $9,090,000 derivative liability and a $9,090,000 discount to the 9% Notes.  The potential interest payout fair value measurement fell within the Level 3 fair value hierarchy.  Level 3 measurements are model-driven valuations in which one or more significant inputs or value-drivers are unobservable.  The fair value of the potential interest payout was determined based on the probability of when holders of the 9% Notes would convert their notes into shares of the Company’s common stock and assumptions regarding the Company’s common stock price.  During the third quarter, the fair value of this derivative for the make-whole interest provision was adjusted to its current fair value of $13,782,000, which resulted in a $4,692,000 charge to other nonoperating expense during the period.

The 9% Notes also included a beneficial conversion feature because the price of the Company’s common stock on the issuance date of the notes exceeded the effective conversion price.  In accordance with applicable accounting guidance, the Company recorded a $3,343,000 discount to the 9% Notes and a $3,343,000 addition to paid-in-capital representing the intrinsic value of the beneficial conversion feature.

The two underlying features described above resulted in a total debt discount of $12,433,000 and an initial carrying amount of the 9% Notes on the Company’s balance sheet of $48,822,000 compared to a face amount of $61,255,000.  When the notes were converted into common stock during the third quarter, the remaining unamortized debt discount and debt issuance costs of $13,616,000 were charged to interest expense at that time.

Effective March 1, 2009, the Company adopted the new guidance on “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The 6.375% Notes are convertible into cash and, if applicable, shares of the Company’s common stock.  In accordance with the new guidance, the Company estimated the fair value of the debt component of the 6.375% Notes as of the date of their issuance using an income approach by discounting the present value of future payments associated with the notes, assuming no conversion features.  The Company did not apply the provisions of the new guidance retrospectively on its 6.375% Notes as it determined that the effect on prior periods was not material.  The impact of adoption representing the remaining value of the equity component of the 6.375% Notes as of the beginning of the fiscal year was $2,818,000, recorded as a reduction in carrying value of the notes and an increase in additional paid-in capital.  This amount was to be amortized as interest expense over the remaining life of the 6.375% Notes, or through February 2011. However, as a result of the retirement and exchange of the majority of the 6.375% Notes as discussed above, the Company’s gain on the transactions included the write-off of a portion of this unamortized discount.  As of November 28, 2009, the remaining unamortized discount related to the 6.375% Notes totaled $177,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the put feature of the 6.375% Notes, the Company anticipates that the remainder of the 6.375% Notes will have to be repaid on or before February 15, 2011.  The Notes are included in fiscal 2011 long-term debt maturities in the table below.  Long-term debt matures as follows (in thousands):

Long-term
Fiscal Year	Debt

2010	—
2011	16,577
2012	—
2013	—
2014	—
Thereafter	19,000
35,577
Debt discount	(177)
Total long-term debt	$35,400

Effective July 30, 2009, the Company amended its secured credit facility which matures in May 2012.  The amendment reduced the total commitment amount to $300,000,000, removed real estate from eligibility for inclusion in the calculation of the borrowing base, increased applicable interest rate spreads and redefined permitted uses, liens, indebtedness, acquisitions, and restricted payments.  In addition, the amendment updated certain provisions to allow for the refinance or repurchase of the balance of the Company’s 6.375% Notes and 9% Notes, as well as repurchases of the Company’s outstanding common stock.  As of November 28, 2009, the Company had no outstanding cash borrowings and had utilized $96,799,000 in letters of credit and bankers’ acceptances.  Should the availability under this facility be less than $30,000,000, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement.  As of November 28, 2009, the Company’s calculated borrowing base was $273,390,000.  After excluding the required minimum of $30,000,000 and the $96,799,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $146,591,000 remained available for cash borrowings.

Note 6 — Condensed financial statements

The Company’s 6.375% Notes are and the 9% Notes were both fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”).  The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries is wholly owned.  In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$325,168	$2,854	$(947)	$327,075
Cost of sales (including buying and store occupancy costs)	—	205,667	2,495	(947)	207,215
Selling, general and administrative (including depreciation and amortization)	349	116,563	177	—	117,089
Operating income (loss)	(349)	2,938	182	—	2,771

Nonoperating expenses	16,699	2,853	1	—	19,553

Income (loss) before income taxes	(17,048)	85	181	—	(16,782)
Provision (benefit) for income taxes	—	(55,614)	19	—	(55,595)
Net income (loss) after income taxes	(17,048)	55,699	162	—	38,813

Net income (loss) from subsidiaries	55,861	162	—	(56,023)	—

Net income (loss)	$38,813	$55,861	$162	$(56,023)	$38,813

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$890,287	$7,339	$(2,748)	$894,878
Cost of sales (including buying and store occupancy costs)	—	605,035	6,403	(2,822)	608,616
Selling, general and administrative (including depreciation and amortization)	1,327	323,907	265	—	325,499
Operating income (loss)	(1,327)	(38,655)	671	74	(39,237)

Nonoperating income	(32,948)	(908)	(2,106)	—	(35,962)

Income (loss) before income taxes	31,621	(37,747)	2,777	74	(3,275)
Provision (benefit) for income taxes	—	(55,690)	68	—	(55,622)
Net income after income taxes	31,621	17,943	2,709	74	52,347

Net income (loss) from subsidiaries	20,652	2,709	—	(23,361)	—

Net income (loss)	$52,273	$20,652	$2,709	$(23,287)	$52,347

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and cash equivalents	$23,147	$49,201	$2,201	$—	$74,549
Other accounts receivable, net	3	21,886	1,775	—	23,664
Inventories	—	339,599	—	—	339,599
Income tax receivable	—	56,433	482	—	56,915
Prepaid expenses and other current assets	265	42,664	—	—	42,929
Total current assets	23,415	509,783	4,458	—	537,656

Other properties, net	—	55,979	3,659	—	59,638
Investment in subsidiaries	38,502	16,824	—	(55,326)	—
Other noncurrent assets	3,574	30,080	—	—	33,654
	$65,491	$612,666	$8,117	$(55,326)	$630,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31	$75,210	$59	$—	$75,300
Intercompany payable (receivable)	(220,154)	228,969	(8,815)	—	—
Gift cards and other deferred revenue	—	43,758	—	—	43,758
Accrued income taxes payable (receivable)	—	4,784	(34)	—	4,750
Other accrued liabilities	361	116,845	83	—	117,289
Total current liabilities	(219,762)	469,566	(8,707)	—	241,097

Long-term debt	16,400	19,000	—	—	35,400
Other noncurrent liabilities	—	85,598	—	—	85,598
Shareholders’ equity (deficit)	268,853	38,502	16,824	(55,326)	268,853
	$65,491	$612,666	$8,117	$(55,326)	$630,948

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended November 28, 2009

(in thousands)

(unaudited)

	Pier 1	Guarantor	Non-Guarantor
	Imports, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(38,808)	$(7,562)	$1,577	$—	$(44,793)

Cash flow from investing activities:
Capital expenditures	—	(3,229)	—	—	(3,229)
Proceeds from disposition of properties	—	717	—	—	717
Proceeds from sale of restricted investments	—	3,440	—	—	3,440
Purchase of restricted investments		(3,200)			(3,200)
Collections of note receivable	—	1,500	—	—	1,500
Net cash used in investing activities	—	(772)	—	—	(772)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	317	—	—	—	317
Cash dividends	—	3,000	(3,000)	—	—
Debt issuance costs	(1,738)	(2,670)	—	—	(4,408)
Advances (to) from subsidiaries	6,481	(5,194)	(1,287)	—	—
Retirement/Repurchase of Convertible Bonds	(4,753)	—	(26,840)	—	(31,593)
Net cash provided by (used in) financing activities	307	(4,864)	(31,127)	—	(35,684)

Change in cash and cash equivalents	(38,501)	(13,198)	(29,550)	—	(81,249)
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	—	155,798

Cash and cash equivalents at end of period	$23,147	$49,201	$2,201	$—	$74,549

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

Note 7 — Defined benefit plans

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers.  The Plans provide that upon death, disability, reaching retirement age, and certain termination events, a participant will receive benefits based on the participant’s highest compensation, years of service and years of plan participation.  Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.

The Plans are not funded and thus have no plan assets.  The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans.  The components of net periodic benefit costs for the three and nine months ended November 28, 2009 and November 29, 2008 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008
Components of net periodic benefits cost:
Service cost	$224	$261	$673	$630
Interest cost	191	234	573	688
Amortization of unrecognized prior service costs	103	138	308	413
Amortization of net actuarial loss	5	187	15	292
Settlement charge	—	—	40	—
Curtailment charge	—	—	353	368

Net periodic benefit cost	$523	$820	$1,962	$2,391

Note 8 — Other income

The Company settled a lawsuit and received $10,000,000 during the first quarter of fiscal 2010, and recorded a gain in other nonoperating income as a result of the settlement.  This income was partially offset by a $4,692,000 charge during the third quarter to adjust the fair value of the derivative liability for the make-whole interest provision related to the Company’s 9% Notes.  See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding the fair value of the derivative liability.

Note 9 — Income taxes

The Company recorded an income tax benefit of $55,595,000 during the third quarter of fiscal 2010 primarily as a result of the recently enacted Worker, Homeownership and Business Assistance Act of 2009.  This new law allows businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years.  This benefit resulted from the reversal of approximately $56,000,000 of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that can now be carried back under the new law. As of January 4, 2010, the Company had received the entire tax refund of approximately $56,000,000.  The Company continues to provide a valuation allowance against other deferred tax assets.  As a result, no other federal tax benefit or expense was recorded on the results of the first nine months of fiscal 2010 and only minimal state and foreign tax provisions were made during the period.

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

In addition to the change in par value, the shareholders also approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of Pier 1 Imports’ shares of preferred stock from 5,000,000 shares to 20,000,000 shares; to shorten the description of the authority of the Board of Directors to issue such shares; and to eliminate the terms and provisions of the Formula Rate Preferred Stock from the Certificate of Incorporation.  As of November 28, 2009, all 20,000,000 shares of preferred stock were available for future issuance.

During the third quarter of fiscal 2010, all $61,255,000 of the Company’s 9% Notes were converted into shares of the Company’s common stock.  The 9% Notes were convertible into shares of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock at a conversion rate of 399.2016 shares for each $1,000 principal amount, representing a conversion price of $2.5050 per share.  The Company issued 24,453,065 shares of common stock as a result of the conversion.  See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding the conversion of the 9% Notes into common shares.

Note 11 — Supplemental cash flow information

As a result of the changes to the Company’s long-term debt, the Company had several transactions that were not included in the cash flow from financing activity section of the Company’s consolidated statements of cash flows as they had no impact on cash.  See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding these transactions.

Note 12 - New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This guidance establishes the Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”).  For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of this guidance during the quarter ended November 28, 2009 and has updated citations to accounting standards included in the Company’s financial statements.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Convertible Debt

Effective March 1, 2009, the Company adopted new guidance on “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  See Note 5 of the Notes to Consolidated Financial Statements for further discussion the Company’s adoption of this new guidance.

Fair Value Measurements and Disclosure

In April 2009, new guidance was issued related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments in interim and annual reporting periods. The Company has adopted this guidance and other than those disclosed herein, there were no financial assets or liabilities with a fair value significantly different from the recorded value as of the balance sheet dates included in this Form 10-Q for the quarter ended November 28, 2009. This guidance has not impacted the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-only in nature.

Subsequent Events

In May 2009, new guidance was issued providing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature.  The Company adopted this guidance in the second quarter of fiscal 2010 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts.  The Company directly imports merchandise from over 50 countries, and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares and other seasonal assortments in its stores.  The results of operations for the three and nine months ended November 28, 2009 and November 29, 2008 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business.  Historically, the strongest sales of the Company’s products have occurred during the holiday season which begins in November and continues through December.  The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports.  As of November 28, 2009, the Company operated 1,059 stores in the United States and Canada.

Net sales for the third quarter ended November 28, 2009 were $327.1 million, an increase of $26.2 million when compared to the same quarter last year.  Comparable store sales for the quarter increased 13.7%, which can be attributed to increases in traffic, conversion, and average ticket.  Year-to-date, net sales were $894.9 million, a decrease of $36.5 million from the same period last year, and comparable store sales declined 0.6%.

The Company has continued to see improved operating results during the first nine months of fiscal 2010 when compared to the same period a year ago. During the third quarter, the Company reported operating income of $2.8 million compared to an operating loss of $34.8 million for the same period last year.

Merchandise margins were 56.6% for the third quarter of fiscal 2010 and 54.4% for the year-to-date period, compared to 52.5% and 51.0% for the same periods in the prior year.  The increase in merchandise margins was the direct result of strong input margins and reduced markdown activity.  Throughout the first half of fiscal 2010, the Company was cautious about its inventory purchases and successfully executed a plan to control the timing and level of its inventory.  Close management of inventory levels during the third quarter and positive customer response to the merchandise resulted in improved sell through rates on both Halloween and harvest merchandise, and ensured that stores were prepared for the transition to holiday merchandise.  As a result, the Company’s inventory levels at the end of the third quarter of fiscal 2010 were $59.1 million lower than at the same time last year.

Comparable store sales for the month of December increased by 8.6% versus a decline of 10.2% for the same month last year.  Sell-through rates on holiday merchandise remained strong through December and as a result, the Company was able to hold prices on seasonal goods until after Christmas.  The improvements to merchandise margin over last year were significant in the month of December and as a result, the Company now expects that fourth quarter merchandise margins will be at least 53% compared to 44% reported for the fourth quarter of fiscal 2009.  Lower levels of clearance merchandise will result in a shorter January liquidation period and will put some pressure on comparable store sales in January.  Management believes it will offset some of this pressure with increased sales of regular and re-order merchandise, which has been performing well since September.

During the first nine months of fiscal 2010, the Company has been very focused on its ongoing efforts to reduce occupancy costs by negotiating with its landlords to reduce rents, or if necessary, closing unprofitable stores at the lowest possible cost.  This initiative has resulted in significant cost reductions and is expected to result in the closing of approximately 40 stores in fiscal 2010.  The decision to close 40 stores rather than the 125 stores originally estimated is the direct result of favorable rent reduction negotiations on those stores. The Company expects to continue partnering with its landlords on this initiative beyond fiscal 2010 with the objective of achieving further rent reductions or mitigating future rent increases across its store portfolio.  In addition to cost savings through the real estate initiatives, the Company’s continued focus on controlling expenditures company-wide has resulted in a reduction of selling, general and administrative costs of $3.7 million for the third quarter of fiscal 2010 and $23.5 million for the year-to-date period, when compared to the same periods in the prior year.

During the first nine months of fiscal 2010 the Company was able to reduce its total long-term debt obligations by $148.6 million when compared to fiscal 2009 year-end balances.  This was accomplished through the privately negotiated repurchase and exchange of almost all of the Company’s 6.375% senior convertible notes during the first half of the fiscal year which was followed by the conversion of the Company’s 9% senior convertible notes into slightly less than 24.5 million shares of the Company’s common stock during the third quarter.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was enacted, and as a result, the Company recorded an income tax benefit of approximately $56.0 million related to losses in prior years. The Company received this entire refund during the fourth quarter of fiscal 2010.

The Company remains focused on returning the business to its historical profitability levels.  Management continues to focus on its business priorities, which include providing great merchandise and an enjoyable shopping experience for its customers while maintaining a lean and efficient infrastructure as it works to increase comparable store sales while maintaining strong merchandise margins.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance.  The following table summarizes those key performance indicators for the three and nine months ended November 28, 2009 and November 29, 2008:

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008
Key Performance Indicators
Total sales growth (decline)	8.7%	(19.6)%	(3.9)%	(13.4)%
Comparable stores sales growth (decline)	13.7%	(17.8)%	(0.6)%	(8.9)%
Merchandise margins as a % of sales	56.6%	52.5%	54.4%	51.0%
Gross profit as a % of sales	36.6%	29.2%	32.0%	28.1%
Selling, general and administrative expenses as a % of sales	34.1%	38.3%	34.4%	35.6%
Operating income (loss) as a % of sales	0.8%	(11.6)%	(4.4)%	(10.1)%
Net income (loss) as a % of sales	11.9%	(12.2)%	5.8%	(10.7)%

	For the period ended
	November 28,	November 29,
	2009	2008
Sales per average retail square foot (1)	$150	$154
Inventory per retail square foot	$41	$46
Total retail square footage (in thousands)	8,329	8,705
Total retail square footage decline from the same period last year	(4.3)%	(1.8)%

(1)    Calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties.  Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Stores	$323,490	$298,067	$886,275	$921,703
Other (1)	3,585	2,839	8,603	9,717

Net sales	$327,075	$300,906	$894,878	$931,420

(1)   Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., and other third parties.

Net sales for the third quarter of fiscal 2010 were $327.1 million, an increase of 8.7% or $26.2 million from last year’s third quarter net sales of $300.9 million.  Net sales declined $36.5 million, or 3.9%, from $931.4 million to $894.9 million during the nine-month period ended November 28, 2009 when compared to the same period last year. Comparable store sales for the quarter increased 13.7% and decreased 0.6% year-to-date.  The increase in comparable store sales was due to an increase in customer traffic, average ticket and conversion rates during the quarter.  The Company’s net sales from Canadian stores were impacted by the fluctuation in currency conversion rates which had a favorable impact of 60 basis points on comparable store sales calculation during the third quarter of fiscal 2010 and an unfavorable impact of 50 basis points on the year-to-date calculation.  Sales for the third quarter on the Pier 1 credit card comprised

27.3% of U.S. store sales compared to 23.0% last year, while year-to-date sales on the Pier 1 credit card were 26.3% of U.S. store sales versus 23.8% last year.

Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales

Net sales for the nine months ended November 29, 2008	$931,420

Incremental sales decline from:
Comparable stores	(5,766)
Closed stores and other	(30,776)

Net sales for the nine months ended November 28, 2009	$894,878

The decline in total sales year-to-date was primarily the result of a net decrease of 49 stores compared to the same period in the prior year.  Total store count as of November 28, 2009 was 1,059, compared to 1,108 stores a year ago.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2009 to the number open at the end of the third quarter follows (openings and closings include relocated stores):

	United States	Canada	Total

Open at February 28, 2009	1,011	81	1,092
Openings	—	—	—
Closings	(33)	—	(33)
Open at November 28, 2009 (1)	978	81	1,059

(1)           The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. which sells Pier 1 Imports merchandise primarily in a “store within a store” format.  At November 28, 2009, there were 35 of these locations in Mexico.  During the third quarter of fiscal 2010, the Company ended its relationship with Sears Roebuck de Puerto Rico, Inc. and closed all seven “store within a store” locations in Puerto Rico.

Gross Profit — Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, increased 740 basis points to 36.6% for the third quarter of fiscal 2010, and increased 390 basis points to 32.0% for the first nine months of fiscal 2010.  As a percentage of sales, merchandise margins increased 410 basis points for the third quarter and 340 basis points for the nine-month period ended November 28, 2009, from the comparable periods a year ago.  The increase in merchandise margins was the direct result of strong input margins and reduced markdown activity.  Input margins continued to benefit from lower vendor costs and supply chain efficiencies when compared to the same period last year.

Store occupancy costs for the quarter were $65.2 million, a $4.9 million decrease compared to last year’s third quarter store occupancy expense of $70.1 million.  Year-to-date, store occupancy costs were $200.2 million, a decrease of $13.3 million compared to the same period last year.  The decline in store occupancy costs was primarily the result of negotiated rental reductions and lower overall store count.

Operating Expenses, Depreciation, Interest and Income Taxes — Selling, general and administrative expenses for the third quarter of fiscal 2010 were $111.6 million, or 34.1% of sales, a decrease of $3.7 million from the same quarter last year.  Year-to-date selling, general and administrative expenses were $308.2 million, or 34.4% of sales, a decrease of $23.5 million.  Selling, general and administrative expenses for the quarter and year-to-date periods included the charges summarized in the tables below (in thousands):

	November 28, 2009		November 29, 2008		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$54,584	16.7%	$55,249	18.4%	$(665)
Marketing	20,116	6.2%	19,834	6.6%	282
Store supplies, services and other	6,903	2.1%	8,372	2.8%	(1,469)
Variable costs	81,603	24.9%	83,455	27.7%	(1,852)

Administrative payroll (excluding severance)	19,356	5.9%	12,349	4.1%	7,007
Lease termination costs and impairments	645	0.2%	6,185	2.1%	(5,540)
Severance and other	266	0.1%	502	0.2%	(236)
Other relatively fixed expenses	9,750	3.0%	12,848	4.3%	(3,098)
	30,017	9.2%	31,884	10.6%	(1,867)

	$111,620	34.1%	$115,339	38.3%	$(3,719)

	November 28, 2009		November 29, 2008		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$153,984	17.2%	$161,413	17.3%	$(7,429)
Marketing	42,602	4.8%	42,276	4.5%	326
Store supplies, services and other	21,339	2.4%	23,847	2.6%	(2,508)
Variable costs	217,925	24.4%	227,536	24.4%	(9,611)

Administrative payroll (excluding severance)	54,052	6.0%	52,407	5.6%	1,645
Lease termination costs and impairments	10,444	1.2%	9,163	1.0%	1,281
Severance and other	997	0.1%	3,407	0.4%	(2,410)
Acquisition costs	—	0.0%	1,660	0.2%	(1,660)
Other relatively fixed expenses	24,800	2.8%	37,577	4.0%	(12,777)
	90,293	10.1%	104,214	11.2%	(13,921)

	$308,218	34.4%	$331,750	35.6%	$(23,532)

Expenses that fluctuate proportionately to some degree with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, decreased $1.9 million from the same quarter last year and $9.6 million year-to-date.  Store payroll decreased $0.7 million for the quarter and $7.4 million year-to-date primarily as a result of a decrease in total number of stores as well as planned efficiencies in store staffing compared to the same periods last year.  This decrease was partly offset by an increase in store bonuses.  Marketing expenditures increased $0.3 million for the quarter and year-to date periods when compared to the prior year, primarily as a result of an increase in the number of newspaper inserts in the current year, partially offset by a decrease in expenses associated with the circulation of retail event mailers/catalogs and cable television advertising.  The Company shifted its cable television advertising from the last week of the third quarter during fiscal 2009 to the first week of the fourth quarter during fiscal 2010.  The Company anticipates total marketing expenditures for fiscal 2010 to be approximately 4.8% of sales. Other variable expenses, primarily supplies and equipment rental, decreased $1.5 million for the quarter and $2.5 million for the year-to-date period.

Relatively fixed selling, general and administrative expenses decreased $1.9 million from the same quarter last year.   Compared to the same period in the prior year, lease termination costs decreased $0.9 million, resulting primarily from the closing of two stores during the third quarter of fiscal 2010, compared to five closings during the same period last year.  In addition, the Company experienced decreased activity associated with lease termination and buyout agreements compared to the same period last year.  Impairments recognized on long-lived store-level assets were $4.6 million for the third quarter of fiscal 2009, with no comparable charge in the current year.  Administrative payroll increased $7.0 million for the quarter when compared to the same period in the prior year, primarily as a result of an increase in accrued management bonuses compared to the same period last year when previously accrued bonuses were reversed.  All other relatively fixed expenses decreased $3.4 million for the quarter, primarily as a result of the Company’s continued efforts to control overall operating costs.

For the year-to-date period, relatively fixed selling, general and administrative expenses decreased $13.9 million from the same period last year.  This decrease was primarily driven by a reduction in workers’ compensation and general liability insurance, a decrease in costs related to the Company’s withdrawn proposal to acquire all of the outstanding common stock of Cost Plus, Inc. in the second quarter of fiscal 2009, and an overall decrease in operating expenses.

Depreciation and amortization expense for the third quarter and year-to-date periods was $5.5 million and $17.3 million, respectively, compared to $7.3 million and $23.5 million for the same periods last year.  The decreases were primarily the result of the impairment of certain store assets, certain assets becoming fully depreciated, reduced capital spending in recent years, store closures and the sale of the Company’s home office building and related assets in the second quarter of fiscal 2009.

The operating income for the quarter was $2.8 million compared to an operating loss of $34.8 million for last year’s third quarter. For the first nine months of fiscal 2010, operating losses totaled $39.2 million compared to $93.6 million for the same period last year.

Nonoperating income and expense — During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78.9 million of the Company’s outstanding 6.375% convertible senior notes due 2036 (the “6.375% Notes”) in privately negotiated transactions at a purchase price of $27.4 million, including accrued interest.  The Company recognized a gain of $47.8 million in connection with this transaction.  In August 2009, the Company retired $64.5 million of the remaining 6.375% Notes through separate privately negotiated exchange agreements.  Under these agreements, holders received $61.3 million in aggregate principal of the Company’s new 9% convertible senior notes due 2036 (the “9% Notes”).  In addition, the Company purchased $5.0 million of the outstanding 6.375% Notes for $4.8 million in cash.  The Company recognized a net gain of $1.8 million related to these transactions in the second quarter of fiscal 2010.  During the third quarter of fiscal 2010, all $61.3 million of the Company’s 9% Notes converted into shares of the Company’s common stock.  During the quarter, the Company incurred additional interest expense to record the remaining amortization of debt issuance costs and debt discounts of $13.6 million.

The Company settled a lawsuit and received $10.0 million during the first quarter of fiscal 2010, and recorded a gain in other nonoperating income as a result of the settlement.  This income was partially offset by a $4.7 million charge during the third quarter to adjust the fair value of the derivative liability for the make-whole interest provision related to the Company’s 9% Notes during the third quarter of fiscal 2010.  See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding the fair value of the derivative liability.

Income taxes — The Company recorded an income tax benefit of $55.6 million during the third quarter of fiscal 2010 primarily as a result of the recently enacted Worker, Homeownership and Business Assistance Act of 2009.  This new law allows businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years.  This benefit resulted from the reversal of approximately $56.0 million of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that can now be carried back under the new law. As of January 4, 2010, the Company had received the entire tax refund of approximately $56.0 million. The Company continues to provide a valuation allowance against other deferred tax assets.  As a result, no other federal tax benefit or expense was recorded on the results of the first nine months of fiscal 2010 and only minimal state and foreign tax provisions were made during the period.

The Company has accumulated considerable tax net operating loss carryforwards (“NOL’s”) that can be utilized to offset future income.  These NOL’s begin expiring in fiscal year 2027 if not utilized before then.  The benefit and timing of the utilization of these NOL’s could be impacted if the Company were to experience a change of ownership as defined by Section 382 of the Internal Revenue Code.  After the filing for the refund under the Worker, Homeownership and Business Assistance Act of 2009, the Company had approximately $120.0 million of NOL’s to offset future income.

Net Income/Loss — During the third quarter of fiscal 2010, the Company recorded net income of $38.8 million, or $0.37 per share, compared to a net loss of $36.9 million, or $0.41 per share, for the same period last year. Net income for the first nine months of fiscal 2010 was $52.3 million, or $0.55 per share, compared to a net loss of $99.8 million, or $1.12 per share, for the first nine months of fiscal 2009.

Inventory — Inventory levels at the end of the third quarter of fiscal 2010 were $339.6 million, a decrease of $59.1 million, or 14.8%, from the third quarter of fiscal 2009.  Inventory levels increased $23.3 million, or 7.4%, from inventory levels at the end of fiscal 2009, primarily as a result of the Company building its inventories in preparation for the holiday selling season.  At the end of the third quarter of fiscal 2010, inventory per retail square foot was $41 compared to $46 at the end of the third quarter of fiscal 2009 and $37 at fiscal 2009 year-end.  The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand.  Current inventory levels are in line with the Company’s plan for the fiscal year.  The Company expects to end the fiscal year with inventory levels of approximately $320 million.

Liquidity and Capital Resources

The Company ended the third quarter of fiscal 2010 with $74.5 million in cash and temporary investments compared to $117.4 million a year ago.  During the first nine months of fiscal 2010, the Company reduced its outstanding long-term debt obligations by $148.6 million through the utilization of a total of $49.8 million in cash.  This was accomplished through the privately negotiated repurchase and exchange of almost all of the Company’s 6.375% Notes during the first half of the fiscal year which was followed by the conversion of the Company’s 9% Notes into slightly less than 24.5 million shares of the Company’s common stock during the third quarter.  The $49.8 million of cash was comprised of $31.6 million for the repurchases of the 6.375% Notes, $13.8 million for the payment of the make-whole interest on the 9% Notes at the time of voluntary conversion, and $4.4 million for the payment of debt issuance costs.

Operating activities in the first nine months of fiscal 2010 used $44.8 million of cash, primarily the result of changes in various working capital accounts and $13.8 million in make-whole interest paid to holders of its 9% Notes at the time of voluntary conversion as discussed above.  See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the make-whole interest payments.  These operating outflows were partially offset by the Company’s net income for the first nine months of fiscal 2010.

During the first nine months of fiscal 2010, investing activities used $0.8 million compared to providing $93.2 million during the same period last year.  Proceeds from the sale of restricted investments used primarily for the payment of defined benefit obligations provided $3.4 million, partially offset by contributions of $3.2 million to purchase similar restricted investments.  Proceeds from the disposition of properties provided $0.7 million compared to $102.5 million in fiscal 2009 from the sale of the Company’s headquarters building.  Capital expenditures were $3.2 million for the first nine months of fiscal 2010 compared to $11.3 million for the same period in fiscal 2009.  Capital expenditures for fiscal 2010 are expected to be approximately $6.0 million.  The Company plans to spend approximately $20 million in capital expenditures during fiscal 2011 with a focus on upgrading existing stores and enhancing technology in ways that will support comparable store sales increases.

Financing activities for the first nine months of fiscal 2010 used $35.7 million of the Company’s cash, primarily as a result of the use of $31.6 million to purchase and subsequently retire a portion of the 6.375% Notes and debt issuance costs of $4.4 million as discussed above.

At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2010 were $53.8 million.  The present value of total existing minimum operating lease commitments discounted at 10% was $654.9 million at the fiscal 2010 third quarter-end.

The Company has now reached, in principal, rental reduction agreements on almost one-third of its stores.  These agreements are estimated to result in total rental savings of approximately $10.0 million on a cash basis in fiscal 2010. When adjusted using straight line accounting methods, these agreements are expected to reduce the Company’s reported rental expense by $6.0 million for this fiscal year. Cumulatively, these agreements are expected to reduce rental expense by $38.0 million, with almost $30.0 million of the cash savings being realized by the end of fiscal 2012.  Year-to-date the Company has closed 33 locations and expects to close another seven locations primarily in February.  The decision to close 40 stores rather than the 125 stores originally estimated is the direct result of favorable rent reduction negotiations on those stores.  During the first nine months of fiscal 2010, the Company recorded $10.0 million related to lease terminations, fees and other costs associated with improving its store portfolio and anticipates recording an additional $1.0 million during the fourth quarter of fiscal 2010.  The cash portion of these charges will be partially offset by the cash proceeds from the liquidation of inventory in the closing stores.

Working capital requirements are expected to be funded from cash from operations, available cash balances, and if required, borrowings against lines of credit.  The Company’s bank facilities at the end of the third quarter of fiscal 2010 included a $300 million credit facility, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables.  As of November 28, 2009, the Company had no outstanding cash borrowings and had utilized $96.8 million in letters of credit and bankers’ acceptances.  Should the availability under this facility be less than $30.0 million, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement.  The Company does not anticipate falling below this minimum availability in the foreseeable future.  Effective July 30, 2009, the Company elected to amend this facility, which expires May 31, 2012, to reduce the total commitment amount from $325.0 million to $300.0 million.  The Company does not anticipate this reduction to affect its actual borrowing capacity going forward.  In addition, the amendment updated certain provisions to allow for the refinance or repurchase of the balance of its convertible notes, as well as repurchases of the Company’s common stock.  As of November 28, 2009, the Company’s calculated borrowing base was $273.4 million. After excluding the required minimum of $30.0 million and the $96.8 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $146.6 million remained available for cash borrowings.  As of the end of the third quarter of fiscal 2010, the Company was in compliance with required debt covenants stated in the agreement.

While the liquidity of the Company has significantly improved as of the end of the third quarter, the Company may continue to incur negative operating cash flows in future periods.  If consumer spending begins to decline to levels seen a year ago, the Company could experience a material adverse effect on its financial condition and ability to generate cash flows from operations.  As a result, the Company could become dependent on the availability of adequate capital to fund its operations and carry out its turnaround strategy.  There can be no assurance that the Company will achieve or sustain positive cash flows or profitability over the long-term.  Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations and capital expenditure requirements for at least the next twelve months.

New Accounting Pronouncements

The Company has not had any significant changes to its critical accounting policies.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This guidance establishes the Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”).  For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of this guidance during the quarter ended November 28, 2009 and has updated citations to accounting standards included in the Company’s financial statements.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Convertible Debt

Effective March 1, 2009, the Company adopted new accounting guidance, which clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion must separately account for the liability and equity components in a manner that will reflect the entities nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

In accordance with this new guidance, the Company estimated the fair value of the debt component of its 6.375% Notes using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features.  The Company did not apply the provisions of this guidance retrospectively on its 6.375% Notes as it determined that the effect on prior periods was not material.  The remaining discount of $2.8 million as of the beginning of the year was reclassified to additional paid-in capital during the first quarter of fiscal 2010, and was to be amortized as interest expense over the remaining life of the 6.375% Notes, or through February 2011.  However, as a result of the retirement and exchange of the majority of the 6.375% Notes as discussed above, the Company’s gain on the transactions included the write off of a portion of this unamortized discount.  As of November 28, 2009, the remaining unamortized discount related to the 6.375% Notes totaled $177,000.

Fair Value Measurements and Disclosure

In April 2009, new guidance was issued related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments in interim and annual reporting periods. The Company has adopted this guidance and other than those disclosed herein, there were no financial assets or liabilities with a fair value significantly different from the recorded value as of the balance sheet dates included in this Form 10-Q for the quarter ended November 28, 2009. This guidance has not impacted the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-only in nature.

Subsequent Events

In May 2009, new guidance was issued providing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature.  The Company adopted this guidance in the second quarter of fiscal 2010 and, accordingly, has evaluated all material events occurring subsequent to the date of the financial statements up to the date and time this quarterly report is filed on Form 10-Q.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in material delivered to the Company’s shareholders.  Forward-looking statements provide current expectations of future events based on certain assumptions.  These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions.  Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the on-going recession and related financial crisis and the actions taken by the United States and other countries to stimulate the economy or to prevent the worsening of the financial crisis, the general strength of the economy and levels of consumer spending, consumer confidence, the availability of suitable sites for locating stores and distribution facilities, availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its United States distribution centers at reasonable prices and rates and in a timely fashion.  The foregoing risks and uncertainties are in addition to others discussed elsewhere in this quarterly report which may also affect Company operations and performance.  The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.  Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As discussed in the Company’s Form 10-K filed for the fiscal year ended February 28, 2009, the Company has convertible senior notes outstanding that have fixed annual rates of interest (the “6.375% Notes”).  Changes in market interest rates generally affect the fair value of fixed rate debt instruments, but do not affect the Company’s financial position, results of operations or cash flows related to these notes.  As of November 28, 2009, the fair value of the 6.375% Notes was $15,662,000.  These fair values were based on quoted market values.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 28, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of common stock of the Company made during the nine months ended November 28, 2009 by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934.

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

PIER 1 IMPORTS, INC. (Registrant)

Date:	January 7, 2010	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	January 7, 2010	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	January 7, 2010	By:	/s/ Laura A. Coffey
Laura A. Coffey, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)*	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed October 16, 2009.

10.1*	Third Amendment dated October 9, 2009 to Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan) Restated as Amended Through March 25, 2008.

10.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 9, 2009.

10.3*	Amendment No. 3 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A.

10.4

Employment Agreement dated as of December 15, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009.

10.5

Restricted Stock Award Agreement dated December 18, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form  8-K filed on December 22, 2009.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed herewith