Form 10-K
period 2010-02-27
PIER 1 IMPORTS INC/DE
filed 2010-04-28
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 2010.

OR

TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-07832

PIER 1 IMPORTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1729843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pier 1 Place Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (817) 252-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes          No  X

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

Yes          No

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

Large accelerated filer		Accelerated filer X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes          No  X

As of August 28, 2009, the approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $228,530,000 based on the closing sales price on that day of $2.53 as reported by the New York Stock Exchange.

As of April 26, 2010, 116,306,384 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2010 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended February 27, 2010

		PART I	PAGE

Item	1.	Business.	3

Item	1A.	Risk Factors.	7

Item	1B.	Unresolved Staff Comments.	13

Item	2.	Properties.	13

Item	3.	Legal Proceedings.	15

Item	4.	Reserved.	15

		PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	16

Item	6.	Selected Financial Data.	18

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	35

Item	8.	Financial Statements and Supplementary Data.	36

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	71

Item	9A.	Controls and Procedures.	71

Item	9B.	Other Information.	72

		PART III

Item	10.	Directors, Executive Officers and Corporate Governance.	73

Item	11.	Executive Compensation.	73

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	73

Item	13.	Certain Relationships and Related Transactions, and Director Independence.	73

Item	14.	Principal Accounting Fees and Services.	73

		PART IV

Item	15.	Exhibits, Financial Statement Schedules.	74

PART I

Item 1.	Business.

(a)	General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail locations operating under the name Pier 1 Imports®. References to “Pier 1 Kids” relate to the Company’s retail locations that operated under the name Pier 1 Kids®.

In fiscal 2010, the Company closed 38 Pier 1 Imports stores. During the fourth quarter of fiscal 2009, the Company began negotiating with landlords to achieve rental reductions across its store portfolio. Unsuccessful rental reduction negotiations have, and may continue to lead to the execution of early termination agreements for underperforming store locations.

As of the end of fiscal 2010, the Company operates regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington. The Company ceased operations at its Company-owned 514,000 square foot distribution center near Chicago, Illinois, at the end of the first quarter of fiscal 2010.

The Company has an arrangement to supply Grupo Sanborns, S.A. de C.V. (“Grupo Sanborns”) with Pier 1 Imports merchandise to be sold primarily in a “store within a store” format in certain stores operated by Grupo Sanborns’ subsidiaries, Sears Roebuck de Mexico, S.A. de C.V. (“Sears Mexico”) and Dorian’s Tijuana, S.A. de C.V. (“Dorian’s”). The agreement with Grupo Sanborns will expire January 1, 2012 unless extended by Grupo Sanborns through December 31, 2017 pursuant to a renewal option. The agreement is structured in a manner which substantially insulates the Company from currency fluctuations in the value of the Mexican peso. As of February 27, 2010, Pier 1 Imports merchandise was offered in 34 Sears Mexico stores and one Dorian’s store. Since Sears Mexico operates these locations, the Company has no employee or real estate obligations in Mexico.

As of October 19, 2009, the Company terminated its agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”) and ceased operations in Puerto Rico. The Company had a product distribution agreement with Sears Puerto Rico, which allowed Sears Puerto Rico to market and sell Pier 1 Imports merchandise in a “store within a store” format in certain Sears Puerto Rico stores. The Company had no employee or real estate obligations in Puerto Rico because Sears Puerto Rico operated these locations. Pier 1 Imports merchandise was offered in seven Sears Puerto Rico stores prior to the termination of the agreement.

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

In August 2007, the Company discontinued its e-commerce business. The Company continues to use its web site, www.pier1.com, for marketing and product information, plus investor relations purposes. The Company has plans to invest additional capital to enhance the website as an effective sales tool and the Company may return to on-line selling in the near future.

(b)	Financial Information about Industry Segments.

In fiscal 2010, the Company conducted business as one operating segment consisting of the retail sale of decorative home furnishings, gifts and related items.

Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c)	Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores operating under the name “Pier 1 Imports”, which sell a wide variety of furniture, decorative home furnishings, dining and kitchen goods, bath and bedding accessories, candles, gifts and other specialty items for the home.

On February 27, 2010, the Company operated 973 Pier 1 Imports stores in the United States and 81 Pier 1 Imports stores in Canada. During fiscal 2010, the Company supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns and Sears Puerto Rico, which sold Pier 1 Imports merchandise primarily in a “store within a store” format in 34 Sears Mexico stores and one Dorian’s store. Pier 1 Imports stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 Imports stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2010, net sales of the Company totaled $1.3 billion.

Pier 1 Imports offers a unique selection of merchandise consisting of more than 4,000 items throughout the year imported from many countries around the world. While the broad categories of Pier 1 Imports’ merchandise remain fairly constant, individual items within these merchandise categories change frequently in order to meet the changing demands and preferences of customers. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES - This merchandise group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and contributed approximately 60% to Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2010, 60% in fiscal year 2009 and 59% in fiscal year 2008. These items are imported primarily from Asian and European countries, as well as some domestic sources. This category includes decorative wood accents, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, bath and fragrance products, candles, bedding, seasonal and gift items.

FURNITURE - This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms, and on patios. Also included in this group are wall decorations and mirrors. This product group constituted approximately 40% of Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2010, 40% in fiscal year 2009 and 41% in fiscal year 2008. These goods are imported from a variety of countries such as Vietnam, Malaysia, Brazil, Thailand, China, the Philippines, India and Indonesia, and are also obtained from domestic sources. This merchandise is generally made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 Imports has enjoyed long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a relatively short period of time, if necessary. In selecting the source of merchandise, Pier 1 Imports considers quality, dependability of delivery, and cost. During fiscal 2010, Pier 1 Imports sold merchandise imported from many different countries with approximately 53% of its sales derived from merchandise produced in China. The remainder of its merchandise is sourced from India, Vietnam, Indonesia and other countries around the world.

Imported merchandise and a portion of domestic purchases are delivered to the Company’s distribution centers, where merchandise is received, allocated and shipped to the various stores in each distribution center’s region.

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

The Company operates in the highly competitive specialty home retail business and competes primarily with specialty sections of large department stores, furniture and decorative home furnishings retailers, small specialty stores, and mass merchandising discounters.

The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The Company monitors the level of returns and maintains a reserve for future returns based on historical experience and other known factors.

On February 27, 2010, the Company employed approximately 16,200 associates in the United States and Canada, of which approximately 3,300 were full-time employees and 12,900 were part-time employees.

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

Certain statements contained in Item 1, Item 1A, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the on-going recession and the actions taken by the United States and other countries to stimulate the economy or to prevent the worsening of the recession, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Executive Officers of the Company

ALEXANDER W. SMITH, age 57, joined the Company as president and chief executive officer in February 2007. Prior to joining the Company, Mr. Smith was serving as group president of the TJX Companies, Inc. where he oversaw the operations and development of Home Goods, Marshalls, TJ Maxx, and a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and also ran their international operations.

CHARLES H. TURNER, age 53, was named Executive Vice President of the Company in April 2002 and has served as Chief Financial Officer of the Company since August 1999. Mr. Turner has served the Company for eighteen years in key executive capacities within the organization including Senior Vice President of Stores and Controller. Mr. Turner first became an officer of the Company in 1992 when he was named Principal Accounting Officer. Prior to joining the Company, he was Group Controller for JC Penney and a Senior Manager for KPMG Peat Marwick.

CATHERINE DAVID, age 46, joined the organization in August 2009 as Executive Vice President of Merchandising and was named an officer of the Company in October 2009. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essential, Sears Grand and The Great Indoors. Ms. David also previously served the Target Corporation for thirteen years in various positions including Vice President and General Manager of target, direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 58, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers including ten years as Senior Vice President of Human Resources at Zale Corporation and twenty-one years in various positions of increasing importance at Macys.

SHARON M. LEITE, age 47, joined the organization in August 2007 as Executive Vice President of Stores and was named an officer of the Company in September 2007. Prior to joining the Company, she spent eight years at Bath & Body Works, six years as Vice President of Store Operations and two years as a director. Before joining Bath & Body Works, Ms. Leite held various operations positions with several prominent retailers, including Gap, Inc., The Walt Disney Company, and Limited, Inc.

MICHAEL R. BENKEL, age 41, joined the organization in September 2008 as Senior Vice President of Planning and Allocations and was named an officer of the Company in July 2009. Prior to joining the Company, he spent eleven years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director, Inventory Management, and home furnishings and furniture buyer.

MICHAEL A. CARTER, age 51, was named Senior Vice President, General Counsel and Secretary of the Company in December 2005. Mr. Carter has served within the organization for nineteen years in various leadership capacities including Vice President – Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991 when he was named Assistant Secretary. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

DONALD L. KINNISON, age 52, was named Senior Vice President of Marketing and Visual Merchandising in March 2008 and was named an officer of the Company in July 2009. Mr. Kinnison has served within the organization for twenty years in various capacities including Vice President of Visual Merchandising and Merchandise Support and Director, Visual Merchandising. Prior to joining the Company, Mr. Kinnison held various positions with May Company and Federated Department Stores.

The officers of the Company are appointed by the Board of Directors, and hold office until their successors are elected or appointed and qualified or until their earlier resignation or removal. None of the above executive officers has any family relationship with any other of such officers or with any director of the Company. None of such officers was selected pursuant to any arrangement or understanding between him and any other person.

Item 1A.	Risk Factors.

Strategic Risks and Strategy Execution Risks

An overall decline in the health of the United States economy and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The recession experienced by the United States in recent years resulted in a significant decline in the market value of domestic and foreign companies, adversely affecting the savings and investments of United States consumers. The resulting deterioration in consumer confidence and spending resulted in consumers sacrificing purchases of discretionary items, including the Company’s merchandise, adversely impacting the Company’s financial results. Although the economy appears to be slowly recovering, that recovery could falter and the recession could continue or such a recession could occur again and could have a similar, if not worse, impact on the Company’s financial results.

The success of the business is dependent on factors affecting consumer spending that are not controllable by the Company.

Consumer spending, including spending for the home and home-related furnishings, are further dependent upon factors besides general economic conditions and include, but are not limited to, levels of employment, disposable consumer income, prevailing interest rates, consumer debt, costs of fuel, inflation, recession and fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products and therefore lower sales and negatively impact the business and its financial results.

Failure by the Company to identify and successfully implement strategic initiatives could have a negative impact on the Company.

The Company’s return to profitability and long-term growth are dependant on its ability to identify and successfully implement strategic initiatives. If these initiatives are not properly developed and successfully executed, the implementation of such initiatives may negatively impact the Company’s operations. While the Company believes these disruptions would be short-term, it is unknown whether the impact would be material. The Company began implementing a strategy during fiscal 2008 for returning the Company to profitability. If the Company’s turnaround strategy does not continue to be successful, takes longer than currently projected due to the recession or other factors, or is not executed effectively, the Company’s business operations and financial results could be adversely affected. In addition, the Company’s inability to develop a successful long-term strategy could adversely affect the Company’s business operations and financial results.

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home furnishings.

The success of the Company’s specialty retail business depends largely upon its ability to predict trends in home furnishings consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product. The seasonal nature of the business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing home furnishing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and in turn the results of operations.

Failure to control merchandise returns could negatively impact the business.

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, merchandise quality issues, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and financial results.

A disruption in the operation of the domestic portion of the Company’s supply chain could impact its ability to deliver merchandise to its stores and customers, which could impact its sales and results of operations.

The Company maintains regional distribution centers in Maryland, Ohio, Texas, California, Georgia and Washington. At these distribution centers, merchandise is received, allocated, and shipped to the Company’s stores. Major catastrophic events such as fire or flooding, malfunction or disruption of the information systems, or shipping problems could result in distribution delays of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales and results of operations.

The Company outsources certain business processes to third-party vendors and has certain business relationships that subject the Company to risks, including disruptions in business and increased costs.

The Company outsources some business processes to third parties including gift card tracking and authorization, credit card authorization and processing, insurance claims processing, U.S. customs filings and reporting, ocean freight processing, certain payroll processing and tax filings, and record keeping for retirement plans. In addition, the Company has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Company’s rewards program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have an adverse effect on the Company’s results of operations, financial condition, or ability to accomplish its financial and management reporting.

Factors that may or may not be controllable by the Company may adversely affect the Company’s financial performance.

Increases in the Company’s expenses that are beyond the Company’s control including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, insurance and healthcare, increases in postage and media costs, higher tax rates and changes in laws and regulations, including accounting standards, may negatively impact the Company’s financial results.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the business.

The success and growth of the Company is partially dependent on generating customer traffic in order to gain sales momentum in its stores. Successful marketing efforts require the ability to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. The Company’s inability to accurately predict its consumers’ preferences, to utilize the desired mode of communication, or to ensure availability of advertised products may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or financial results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets.

The Company makes certain estimates and projections with regards to individual store operations as well as overall Company performance in connection with its impairment analyses for long-lived assets in accordance with applicable accounting guidance. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s financial results could be adversely affected.

Risks Related to Store Profitability

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business is dependent on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a stores’ operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate rent reductions to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics change, and the Company may choose to close an underperforming store before its lease expires and incur lease termination costs associated with that closing. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in greater profits.

Failure to attract and retain an effective management team or changes in the costs or availability of a suitable workforce to manage and support the Company’s stores and distribution facilities could adversely affect the business.

The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and employees. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the home office, stores and the distribution facilities, which could have an adverse effect on the business. Management will continue to assess the Company’s compensation and benefit structure in an effort to attract future qualified candidates and retain current experienced management team members. The focus of the Company’s overall compensation program encourages management to take a balanced approach on returning the Company to profitability. The Company’s compensation policies, principles, objectives and practices are not intended to promote inappropriate risk taking by employees; however, there are no assurances that employees will not engage in taking risks that could negatively impact the Company.

Occasionally the Company experiences union organizing activities in non-unionized distribution facilities. These types of activities may result in work slowdowns or stoppages and higher labor costs. Any increase in costs associated with labor organization at distribution facilities could result in higher costs to distribute inventory and could negatively impact merchandise margins.

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

Extreme or undesirable weather can adversely affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could adversely affect any of the Company’s retail locations, distribution centers, administrative facilities, ports, or locations of its suppliers domestically and in foreign countries.

Risks Associated with Dependence on Technology

The Company is heavily dependent on various kinds of technology in the operation of its business.

Failure of any critical software applications, technology infrastructure, telecommunications, data communications, or networks could have a material adverse effect on the Company’s ability to manage the merchandise supply chain, sell merchandise, accomplish payment functions or report financial data. Although the Company maintains off-site data backups, a concentration of technology related risk exists in the Company’s headquarters located in Texas.

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

The Company operates in many taxing jurisdictions, including foreign countries. In most of these jurisdictions, the Company is required to collect state and local sales taxes at the point of sale and remit them to the appropriate taxing authority. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a material adverse impact on the Company’s profitability. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties or business interruptions.

Legislation also has the potential on a local, regional, state or national level to have a material adverse effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental agencies in the course of operating its business because of its numerous locations, large number of employees, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations regarding consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also cause additional costs in the form of penalties.

Risks Associated with International Trade

As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company may order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, could affect the Company’s ability to import merchandise from certain countries. Fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards, is more difficult than monitoring of domestic vendors.

Governmental agencies have the authority to enforce trade agreements, resolve trade disputes, and control market access to goods and services. Governments may also impose trade sanctions on foreign countries that are deemed to violate trade agreements or maintain laws or practices that are unjustifiable and restrict commerce. In these situations, governments may increase duties on imports from one or more foreign countries. In this event, the Company could be adversely affected by the imposition of trade sanctions.

In addition, the governments in which the Company does business maintain a variety of additional international trade laws under which the Company’s ability to import may be affected from time to time, including, but not limited to, antidumping laws, countervailing duty laws, safeguards laws, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of such disputes.

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

In recent years, dispute resolution processes have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances, these trade disputes can lead to threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade to be beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of merchandise purchased from sanctioned countries. In that case, the Company may be required to seek similar merchandise from other countries.

Risks Relating to Liquidity

A disruption in the global credit and equity markets could adversely impact the Company’s ability to obtain financing on acceptable terms.

In the future, the Company could become dependent on the availability of adequate capital to fund its operations. Disruption in the global credit and equity markets and future disruptions in the financial markets could adversely affect the Company’s ability to enter into new financing agreements or obtain funding through the issuance of Company securities. A decline in economic conditions could also result in difficulties for financial institutions and other parties that the Company does business with, which could potentially affect the Company’s ability to access financing under existing arrangements or to otherwise recover amounts as they become due under the Company’s contractual agreements. The inability of the Company to obtain financing as needed, on acceptable terms in order to fund its operations may have a material adverse impact on the Company’s business, financial condition and results of operations.

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured credit facility, which may impose certain financial covenants.

The Company maintains a secured credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements. Borrowings under the credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and is subject to advance rates and commercially reasonable reserves. Substantial utilization of the availability under the borrowing base will result in various restrictions on the Company including: restricted ability of the Company to repurchase its common stock or pay dividends, dominion over the Company’s cash accounts, and compliance with a minimum fixed charge coverage ratio. As of the end of fiscal 2010, the Company’s minimum fixed charge coverage ratio, if calculated, would have exceeded this required minimum under the agreement. See Note 5 to the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s secured credit facility. Significant decreases in cash flow from operations and investing could result in the Company’s borrowing increased amounts under the credit facility to fund operational needs. Increases in utilization of letters of credit and/or increased cash borrowings could result in the Company being subject to these limitations.

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

The Company leases the majority of its retail stores, its warehouses and regional spaces. As of February 27, 2010, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $635.1 million. The following table sets forth the distribution of Pier 1 Imports’ U.S. and Canadian stores by state and province as of February 27, 2010:

United States

Alabama	14	Louisiana	15	Ohio	30
Alaska	1	Maine	1	Oklahoma	9
Arizona	24	Maryland	22	Oregon	14
Arkansas	8	Massachusetts	24	Pennsylvania	38
California	110	Michigan	31	Rhode Island	3
Colorado	15	Minnesota	18	South Carolina	17
Connecticut	20	Mississippi	6	South Dakota	2
Delaware	4	Missouri	18	Tennessee	18
Florida	74	Montana	6	Texas	79
Georgia	27	Nebraska	3	Utah	9
Hawaii	4	Nevada	8	Virginia	34
Idaho	6	New Hampshire	6	Washington	28
Illinois	39	New Jersey	33	West Virginia	5
Indiana	17	New Mexico	5	Wisconsin	19
Iowa	7	New York	45	Wyoming	1
Kansas	8	North Carolina	34
Kentucky	11	North Dakota	3

Canada

Alberta	11	New Brunswick	2	Ontario	34
British Columbia	14	Newfoundland	1	Quebec	14
Manitoba	2	Nova Scotia	1	Saskatchewan	2

The Company currently owns or leases distribution center space of approximately 4.1 million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases. During fiscal 2009, the Company vacated approximately 350,000 square feet of leased distribution center space near Baltimore. The lease on this space expired in July 2009. During fiscal 2010, the Company vacated a Company-owned distribution center near Chicago, Illinois and is planning to sell this property. As of February 27, 2010, the Company owned or leased under operating leases the following warehouse properties in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility

Baltimore, Maryland	634,000 sq. ft.	Leased
Chicago, Illinois	514,000 sq. ft.	Owned (vacant)
Columbus, Ohio	527,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased
Tacoma, Washington	451,000 sq. ft.	Leased

Item 3.	Legal Proceedings.

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 4.	Reserved.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2010 and 2009.

	Market Price

Fiscal 2010	High	Low

First quarter	$2.28	$0.11
Second quarter	2.68	1.69
Third quarter	4.85	2.49
Fourth quarter	6.37	3.79

Fiscal 2009	High	Low

First quarter	$8.18	$4.91
Second quarter	7.10	3.14
Third quarter	4.75	0.38
Fourth quarter	0.69	0.21

Number of Holders of Record

The Company’s common stock is traded on the NYSE. As of April 21, 2010, there were approximately 10,000 shareholders of record of the Company’s common stock.

Dividends

In fiscal 2007, the Company announced that its Board of Directors discontinued the Company’s quarterly cash dividend. The Company did not pay any cash dividends in fiscal years 2010, 2009 or 2008 and does not currently anticipate paying cash dividends in fiscal 2011. The Company’s dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

Certain dividend payments are not restricted by the Company’s secured credit facility unless fundings on the line result in availability over a specified period of time that is projected to be less than 35% of the lesser of either $300.0 million or the calculated borrowing base. As of February 27, 2010, the Company was not restricted under its secured credit facility from paying certain dividends. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of the Company’s secured credit facility.

Description of Capital Stock

An updated description of the Company’s capital stock is filed as Exhibit 99.2 to this annual report and incorporated by reference herein.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of common stock of the Company made during the three months ended February 27, 2010, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. During fiscal 2010, 54,219 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by the SEC’s rules, that $100 had been invested in the Company’s stock and in each index on February 26, 2005, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 27, 2010. The information used in the graph below was obtained from Bloomberg.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Item 6.	Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2010	2009	2008	2007 (1)	2006
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS (2):
Net sales	$1,290.9	1,320.7	1,511.8	1,623.2	1,776.7
Gross profit	$440.4	363.5	439.6	474.0	601.7
Selling, general and administrative expenses (3)	$421.2	453.5	487.9	649.0	588.3
Depreciation and amortization	$22.5	30.6	39.8	51.2	56.2
Operating loss	$(3.3)	(120.6)	(88.1)	(226.2)	(42.8)
Nonoperating (income) and expenses, net (4)	$(35.3)	8.1	5.3	1.9	(0.9)
Income (loss) from continuing operations before income taxes	$32.1	(128.6)	(93.4)	(228.1)	(41.9)
Income (loss) from continuing operations, net of tax (7)	$86.8	(129.3)	(96.0)	(227.2)	(27.5)
Income (loss) from discontinued operations, net of tax	$-	-	-	(0.4)	(12.3)
Net income (loss)	$86.8	(129.3)	(96.0)	(227.6)	(39.8)

PER SHARE AMOUNTS:
Basic and diluted earnings (loss) from continuing operations	$.86	(1.45)	(1.09)	(2.59)	(.32)
Basic and diluted earnings (loss) from discontinued operations	$-	-	-	(.01)	(.14)
Basic and diluted earnings (loss)	$.86	(1.45)	(1.09)	(2.60)	(.46)
Cash dividends declared	$-	-	-	.20	.40
Shareholders’ equity	$3.01	1.62	3.04	4.13	6.81

OTHER FINANCIAL DATA:
Working capital	$316.7	299.9	307.3	349.4	486.1
Current ratio	2.3	2.3	2.1	2.2	2.7
Total assets	$643.0	655.5	821.9	916.5	1,169.9
Long-term debt (5)	$19.0	184.0	184.0	184.0	184.0
Shareholders’ equity (6)	$303.1	144.3	267.7	361.1	590.0
Weighted average diluted shares outstanding (millions) (6)	100.7	88.9	88.1	87.4	86.6
Effective tax rate (%) (7)	(171.0)	(0.5)	(2.8)	0.4	34.5

(1)	Fiscal 2007 consisted of a 53-week year. All other fiscal years presented reflect 52-week years.

(2)

On March 20, 2006, the Company announced the sale of its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). The Pier has been included in discontinued operations in the Company’s financial statements for fiscal 2007 and prior years. All financial information in this report relates to continuing operations, unless stated otherwise.

(3)

The decrease in selling, general and adminstrative expenses for fiscal years 2010, 2009 and 2008 relate primarily to initiatives to reduce costs Company-wide. See detailed description of these expenses in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selling, general and administrative expense in fiscal 2007 included a pre-tax charge of $32.3 million related to impairment charges on long-lived store level assets.

(4)

Nonoperating income for fiscal 2010 includes a gain of $49.6 million related to the debt transactions during the year. This gain was paritally offset by $18.3 million in related expenses. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report. Nonoperating income also included a $10.0 million payment received as a result of a foreign litigation settlement. See detailed discussion in Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(5)

The Company’s consolidated long-term debt was reduced significantly during fiscal 2010 as a result of mulitple debt transactions throughout the year. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(6)

The increase in shares oustanding in fiscal 2010 was primarily the result of the Company issuing approximately 24.5 million shares of common stock related to the conversion of its 9% Notes. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(7)

In fiscal 2010, the Company recorded and received a $55.9 million tax benefit as a result of a tax law change allowing additional carryback of the Company’s net operating losses. In fiscal years 2010, 2009 and 2008, the Company recorded minimal state and foreign tax provisions and provided a valuation allowance on the deferred tax asset arising from the tax benefit of those losses. The decrease in the Company’s effective tax rate for fiscal 2007 was the result of recording a valuation allowance on its deferred tax assets during the second quarter and only recording a tax benefit on the losses for the year that could be carried back.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares and other seasonal assortments in its stores. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of February 27, 2010, the Company operated 1,054 stores in the United States and Canada.

In April 2007, the Company implemented a turnaround strategy built upon key business priorities. Since that time, management has successfully executed its plan to improve the merchandise assortment, reduce inventory levels, increase merchandise margins and reduce operational costs. Although the recession delayed the planned results, management believes its efforts have resulted in stronger vendor and customer relationships, a significantly stronger balance sheet and a leaner, more efficient organization. The efforts of the Company since 2007 have resulted in higher merchandise margins, better leveraged operating expenses, and more recently in comparable store sales gains and operating income.

Comparable store sales during fiscal 2010 increased 1.5% compared to a decline of 9.2% in fiscal 2009. Comparable store sales during the first half of fiscal 2010 declined 7.5%, but increased 9.7% over the last six months of the year. Excluding the January clearance event, traffic increased over the second half of the year, positively affecting comparable store sales. Additionally, the Company experienced increases in average ticket, conversion rate, and average unit retail. Helping to drive these sales increases was the increase in total sales on the Company’s privately branded loyalty card, resulting from the Company’s joint marketing agreement with Chase. During fiscal 2010, sales on the Pier 1 rewards card increased to 24.1% of U.S. store sales from 21.8% in fiscal 2009. The Company will continue to work with Chase in fiscal 2011 to develop dynamic marketing promotions aimed at the Company’s growing rewards card business.

Merchandise margins for fiscal 2010 were 54.8% compared to 49.0% in fiscal 2009. This improvement was the result of reduced markdowns, lower supply chain costs and more advantageous vendor costs. As part of its effort to improve merchandise offerings, the Company implemented improved and more sophisticated analysis of its inventory purchases that help control levels of initial purchase quantities and the timing and quantities of re-order merchandise. This strategy resulted in improved rates of sale, fewer markdowns and shorter clearance sale periods. Management believes it has significantly reduced future markdown risk, and as a result, expects merchandise margins will continue to be strong.

During fiscal 2010, the Company worked to reduce overall occupancy costs by negotiating with its landlords to reduce rents, or when necessary, close unprofitable stores at the lowest possible cost. This initiative resulted in substantial cost reductions and the closure of only 38 locations, significantly less than originally estimated. The reduction in store closures was a direct result of the favorable rent reductions with the landlords. In addition to cost savings through the real estate initiatives, the Company’s continued focus on controlling expenditures company-wide resulted in a reduction of $32.3 million in selling, general and administrative costs when compared to fiscal 2009. Selling, general and administrative costs as a percentage of sales declined to 32.6% from 34.3% in fiscal 2009. The Company expects to continue to see further leveraging of expenses as sales continue to increase.

In addition to strengthening operations, the Company restructured its balance sheet during fiscal 2010 and reduced its total debt obligations by $146.8 million when compared to fiscal 2009 year-end balances. In privately negotiated transactions, the Company purchased $78.9 million of its outstanding 6.375% senior convertible notes for a purchase price of $27.4 million including accrued interest during the first quarter of the fiscal year. During the second quarter of the year, the Company entered into privately negotiated transactions to purchase an additional $5.0 million of notes and exchange $64.5 million of the remaining notes for newly issued 9% senior convertible notes. These 9% senior convertible notes were voluntarily converted into approximately 24.5 million shares of the Company’s common stock during the third quarter of fiscal 2010, leaving only $16.6 million in principal of the 6.375% convertible notes outstanding, which are expected to be paid off by the end of fiscal 2011. As a result of this reduction in debt, interest expense is expected to decline significantly during fiscal 2011.

Moving into the fourth year of its turnaround strategy, the Company remains focused on executing its key business priorities. The Company has demonstrated its ability to improve margins and run a lean and efficient organization, and with less pressure from the recession, management has shifted to an offensive mindset. Significant growth potential still exists as sales per square foot are currently $152, down from a high of $235 in fiscal 2003. Management believes it can improve the productivity of the stores by capitalizing on its unique market position and by continuously refining its merchandise offering to meet changing consumer demand without compromising the value and quality of the merchandise while maintaining competitive price points.

Another opportunity to drive growth is to capitalize on the Company’s strong brand name and loyal customer base. Over the past two years, the Company has focused a large percentage of its marketing dollars on communicating with its loyal customer base. Going forward, the Company plans to broaden communications to target new and former customers by using more mass acquisition mediums. Marketing expense for fiscal 2011 is currently expected to remain around 4.5% of sales.

Management will continue its efforts to lower real estate costs by partnering with its landlords to reduce costs wherever possible, and expects to close 10-15 locations and open 3-5 during fiscal 2011. Additionally, the Company will continue its efforts to remain cost efficient, and will continue to search for additional ways to reduce vendor, transportation and infrastructure costs.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources relates to continuing operations, unless otherwise stated, and should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto which can be found in Item 8 of this report.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions of this section):

Key Performance Indicators	2010		2009		2008
Total sales decline	(2.3%	)	(12.6%	)	(6.9%	)
Comparable stores sales growth (decline)	1.5%		(9.2%	)	(1.7%	)
Sales per average retail square foot	$152		$149		$164
Merchandise margins as a % of sales	54.8%		49.0%		48.5%
Gross profit as a % of sales	34.1%		27.5%		29.1%
Selling, general and administrative expenses as a % of sales	32.6%		34.3%		32.3%
Operating loss as a % of sales	(0.3%	)	(9.1%	)	(5.8%	)
Net income (loss) as a % of sales	6.7%		(9.8%	)	(6.4%	)
Inventory per retail square foot	$38		$37		$47
Total retail square footage (in thousands)	8,290		8,586		8,782
Total retail square footage decline	(3.4%	)	(2.2%	)	(4.9%	)

Stores included in the comparable store sales calculation are those stores that have been opened since the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the closing and reopening. Such stores are included in the comparable store sales calculation in the first full month after the re-opening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition of a comparable store.

FISCAL YEARS ENDED FEBRUARY 27, 2010 AND FEBRUARY 28, 2009

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Stores	$1,279,742	$1,308,331	$1,486,147
Direct to consumer	-	-	8,366
Other (1)	11,110	12,346	17,319

Net sales	$1,290,852	$1,320,677	$1,511,832

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., other third parties and gift card breakage.

Net sales during fiscal 2010 were $1,290.9 million, a decrease of $29.8 million or 2.3%, from $1,320.7 million for the prior fiscal year. The decrease in sales for the fiscal year was comprised of the following components (in thousands):

2010
Comparable stores	19,044
Closed stores and other	(48,869)

Net decrease in sales	$ (29,825)

The total sales decline for fiscal 2010 was primarily the result of a net decrease of 38 stores compared to the same period in the prior year. As of February 27, 2010, the Company operated 1,054 stores in the United States and Canada, compared to 1,092 stores at the end of fiscal 2009. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. However, these fluctuations had no net impact on either the net sales or comparable store calculations in fiscal 2010 compared to fiscal 2009.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2010, 2009 and 2008 to the number open at the end of each period follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at March 3, 2007	1,112	84	1,196
Openings	4	-	4
Closings	(82)	(1)	(83)

Open at March 1, 2008	1,034	83	1,117
Openings	1	-	1
Closings	(24)	(2)	(26)

Open at February 28, 2009	1,011	81	1,092
Openings	-	-	-
Closings	(38)	-	(38)

Open at February 27, 2010 (1)	973	81	1,054

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2010, there were 35 of these locations in Mexico. During the third quarter of fiscal 2010, the company ended its relationship with Sears Roebuck de Puerto Rico, Inc. and closed all seven “store within a store” locations in Puerto Rico. These locations are excluded from the table above.

Gross Profit

Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 34.1% expressed as a percentage of sales in fiscal 2010 compared to 27.5% a year ago. Merchandise margins were 54.8% as a percentage of sales, an increase of 580 basis points over 49.0% in fiscal 2009. Improvements in merchandise margin over last year were primarily the result of significantly lower markdowns resulting from well managed inventory levels along with better buying strategies throughout the year. Merchandise margins also benefited from reduced vendor and supply chain costs, including fuel costs.

Store occupancy costs during fiscal 2010 were $267.1 million or 20.7% of sales, a decrease of $17.0 million and 80 basis points from store occupancy costs of $284.1 million or 21.5% of sales during fiscal 2009. The decrease of $17.0 million was primarily the result of negotiated rental reductions and a decrease in the total number of stores. The Company continues to evaluate every lease renewal and attempts to negotiate more favorable occupancy costs in an effort to lower the overall costs of its leased properties. Additionally, the Company is still utilizing a third-party real estate consulting firm to assist with these rent reduction efforts for existing leases, as well as to negotiate favorable lease buyouts with landlords for stores that would not favorably benefit from rent reduction efforts. As a result of these ongoing efforts, the Company closed 38 locations during fiscal 2010, a significant decrease from its original estimate at the start of fiscal 2010.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, were $421.2 million or 32.6% of sales in fiscal 2010, a decrease of $32.3 million and 170 basis points from last year’s $453.5 million or 34.3% of sales. Selling, general and administrative expenses for fiscal years 2010 and 2009 included charges summarized in the table below (in thousands):

	February 27, 2010		February 28, 2009		Increase / (Decrease)
	Expense	% Sales	Expense	% Sales

Store payroll	$209,815	16.3%	$217,774	16.5%	$(7,959)
Marketing	60,945	4.7%	58,989	4.5%	1,956
Store supplies, services and other	28,661	2.2%	32,473	2.5%	(3,812)

Variable costs	299,421	23.2%	309,236	23.4%	(9,815)

Administrative payroll (excluding severance)	74,734	5.8%	70,118	5.3%	4,616
Other relatively fixed expenses	34,449	2.7%	51,188	3.9%	(16,739)

Relatively fixed costs	109,183	8.5%	121,306	9.2%	(12,123)

Subtotal	408,604	31.7%	430,542	32.6%	(21,938)

Lease termination costs and impairments	11,246	0.9%	15,727	1.2%	(4,481)
Acquistion costs	-	0.0%	1,660	0.1%	(1,660)
Severance and other	1,329	0.1%	5,542	0.4%	(4,213)

Special charges	12,575	1.0%	22,929	1.7%	(10,354)

	$421,179	32.6%	$453,471	34.3%	$(32,292)

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, decreased $9.8 million and 20 basis points as a percentage of sales from last year. Store payroll, including bonus, decreased $8.0 million primarily as a result of a decrease in total number of stores as well as planned efficiencies in store staffing compared to fiscal 2009. Marketing expense increased $2.0 million and 20 basis points as a percentage of sales as a result of an increase in the number of newspaper inserts, radio advertising and internet media in the current year, partially offset by a decrease in cable television advertising. Other variable expenses such as store supplies and equipment rental decreased $3.8 million or 30 basis points as a percentage of sales.

Other selling, general and administrative expenses that do not typically vary with sales decreased $12.1 million to 8.5% of sales, or 70 basis points from 9.2% of sales during fiscal 2009, primarily as a result of the Company’s continued initiative to manage and control expenses. During fiscal 2010, general insurance costs and foreign currency revaluation also contributed to this improvement. These decreases were partially offset by an increase in administrative payroll resulting primarily from an increase in home office management bonuses stemming from the improved performance.

Lease termination costs and impairments decreased $4.5 million primarily as a result of no impairment charges taken in the current year, compared to $9.7 million in the prior year. This decrease was partially offset by an increase in lease termination costs of $5.2 million related to the closure of stores where favorable rent reductions were not reached with landlords. Severance, outplacement and other costs decreased $4.2 million primarily as a result of expenses incurred in the prior year related to a reduction in the Company’s work force. Acquisition costs decreased $1.7 million as a result of expenses related to the Company’s withdrawn proposal to acquire all of the outstanding common stock shares of Cost Plus, Inc. in fiscal 2009, with no similar expenditure in fiscal 2010.

Depreciation and amortization for fiscal 2010 was $22.5 million, representing a decrease of approximately $8.1 million from last year’s depreciation and amortization expense of $30.6 million. This decrease was primarily the result of the impairment of store-level long-lived assets during the second half of fiscal 2009, certain assets becoming fully depreciated, reduced capital spending and store closures.

In fiscal 2010, the Company recorded an operating loss of $3.3 million compared to an operating loss of $120.6 million for fiscal 2009. Although the Company saw an operating loss in fiscal 2010, management is encouraged by the strong performance in the last half of fiscal 2010, which showed an operating profit of $38.8 million.

Nonoperating Income and Expense

Nonoperating income for fiscal 2010 was $35.3 million compared to expense of $8.1 million in fiscal 2009. During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78.9 million of the Company’s outstanding 6.375% convertible senior notes due 2036 (the “6.375% Notes”) in privately negotiated transactions at a purchase price of $27.4 million, including accrued interest. The Company recognized a gain of $47.8 million in connection with this transaction. In August 2009, the Company retired $64.5 million of the remaining 6.375% Notes through separate privately negotiated exchange agreements. Under these agreements, holders received $61.3 million in aggregate principal of the Company’s new 9% convertible senior notes due 2036 (the “9% Notes”). In addition to this exchange, the Company also purchased $5.0 million of the outstanding 6.375% Notes for $4.8 million in cash. The Company recognized a net gain of $1.8 million related to these transactions in the second quarter of fiscal 2010. During the third quarter of fiscal 2010, all $61.3 million of the Company’s 9% Notes voluntarily converted into shares of the Company’s common stock. In connection with this exchange in the third quarter, the Company incurred additional interest expense to record the remaining amortization of debt issuance costs and debt discounts of $13.6 million. As a result of the reduction in debt during fiscal 2010, interest expense is expected to decline significantly during fiscal 2011.

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

Income Taxes

The Company recorded and received an income tax benefit of $55.9 million during fiscal 2010 primarily as a result of the Worker, Homeownership and Business Assistance Act of 2009. This law allows businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years. This benefit resulted from the reversal of $55.9 million of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that were carried back under the new law. The Company continues to provide a valuation allowance against other deferred tax assets. As a result, no other federal tax benefit or expense was recorded on the results of fiscal 2010 and only minimal state and foreign tax provisions were made during the year. The Company had federal net operating loss carryforwards of approximately $92.0 million as of February 27, 2010. These loss carryforwards, with expirations beginning in fiscal 2027, can be utilized to offset future income for U.S. federal income tax purposes. Going forward, income tax expense is expected to remain minimal until the Company’s loss carryforwards are fully utilized.

Net Income and Loss

Net income in fiscal 2010 was $86.8 million, or $0.86 per share, compared to a net loss of $129.3 million, or $1.45 per share for fiscal 2009.

FISCAL YEARS ENDED FEBRUARY 28, 2009 AND MARCH 1, 2008

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Stores	$1,308,331	$1,486,147	$1,590,854
Direct to consumer	-	8,366	18,943
Other (1)	12,346	17,319	13,419

Net sales	$1,320,677	$1,511,832	$1,623,216

(1)	Other sales consisted primarily of wholesale sales and royalties received from franchise stores, Grupo Sanborns, S.A. de C.V., other third parties and gift card breakage.

Net sales during fiscal 2009 were $1,320.7 million, a decrease of $191.1 million or 12.6%, from $1,511.8 million for the prior fiscal year. The decrease in sales for the fiscal year was comprised of the following components (in thousands):

2009
Stores opened during fiscal 2008	$1,231
Comparable stores	(129,901)
Closed stores and other (1)	(62,485)

Net decrease in sales	$(191,155)

(1)	Includes a decrease in sales related to the absence of direct to consumer sales and sales to third parties.

The total sales decline for fiscal 2009 was attributable to macro-economic conditions, which caused a slowdown in consumer spending, a net decrease of 25 stores for the fiscal year, and a comparable store sales decline of 9.2%. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations had an unfavorable impact of approximately 50 basis points on both net sales and comparable store calculations in fiscal 2009 compared to fiscal 2008.

During fiscal 2009, the Company opened one new store and closed 26 store locations. As of February 28, 2009, the Company operated 1,092 stores in the United States and Canada.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2009, 2008 and 2007 to the number open at the end of each period follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 25, 2006	1,143	83	1,226
Openings	32	2	34
Closings	(63)	(1)	(64)

Open at March 3, 2007	1,112	84	1,196
Openings	4	-	4
Closings	(82)	(1)	(83)

Open at March 1, 2008	1,034	83	1,117
Openings	1	-	1
Closings	(24)	(2)	(26)

Open at February 28, 2009 (1)	1,011	81	1,092

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc. which sell Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2009, there were 35 and seven locations in Mexico and Puerto Rico, respectively. These locations are excluded from the table above.

Gross Profit

Gross profit after related buying and store occupancy costs, expressed as a percentage of sales, was 27.5% in fiscal 2009 compared to 29.1% in fiscal 2008. Merchandise margins were 49.0% as a percentage of sales, an increase of 50 basis points over 48.5% in fiscal 2008. Improvements in merchandise margin from fiscal 2008 were primarily the result of less aggressive inventory liquidation activity that occurred during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Store occupancy costs during fiscal 2009 were $284.1 million or 21.5% of sales, a decrease of $9.1 million and an increase of 210 basis points over store occupancy costs of $293.2 million or 19.4% of sales during fiscal 2008. The decrease of $9.1 million was primarily due to store closures, while the increase as a percentage of sales was the result of the deleveraging of relatively fixed rental costs over a slightly lower sales base in the remaining open stores.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, were $453.5 million or 34.3% of sales in fiscal 2009, a decrease of $34.4 million and an increase 200 basis points from $487.9 million or 32.3% of sales in fiscal 2008. Selling, general and administrative expenses for fiscal 2009 and 2008 included charges summarized in the table below (in thousands):

	February 28, 2009		March 1, 2008		Increase / (Decrease)
	Expense	% Sales	Expense	% Sales

Store payroll	$217,774	16.5%	$229,573	15.2%	$(11,799)
Marketing	58,989	4.5%	63,970	4.2%	(4,981)
Store supplies, services and other	32,473	2.5%	38,341	2.5%	(5,868)

Variable costs	309,236	23.4%	331,884	22.0%	(22,648)

Administrative payroll (excluding severance)	70,118	5.3%	82,244	5.4%	(12,126)
Lease termination costs and impairments	15,727	1.2%	15,470	1.0%	257
Severance and other	5,501	0.4%	7,646	0.5%	(2,145)
Acquistion costs	1,660	0.1%	-	0.0%	1,660
Loss (gain) on sale of fixed assets	41	0.0%	(2,137)	-0.1%	2,178
Other relatively fixed expenses	51,188	3.9%	52,791	3.5%	(1,603)

	144,235	10.9%	156,014	10.3%	(11,779)

	$453,471	34.3%	$487,898	32.3%	$(34,427)

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, decreased $22.6 million and increased 140 basis points as a percentage of sales from fiscal 2008. Store payroll, including bonus, decreased $11.8 million partly as a result of planned staffing reductions at the stores and as a result of store closures. Marketing expense decreased $5.0 million and increased 25 basis points as a percentage of sales as a result of the absence of television advertising for most of fiscal 2009, offset slightly by the introduction of a seasonal national cable television advertising campaign introduced late in the third quarter of fiscal 2009 running through the early part of the fourth quarter. The timing of marketing expenditures was shifted in order to utilize more of the budget in the all important holiday selling period. Other variable expenses such as store supplies and equipment rental decreased $5.9 million primarily due to efforts to reduce costs.

Other selling, general and administrative expenses decreased $11.8 million compared to last year. Administrative payroll including bonus decreased $12.1 million resulting primarily from a decrease in home office management bonus, stock option expense and home office payroll expense. Severance, outplacement and other costs decreased $2.1 million primarily as a result of expenses incurred in the prior year related to larger reductions in work force compared to a slightly smaller reduction in the current year. Other relatively fixed selling, general and administrative expenses decreased $1.6 million primarily as a result of the Company’s continued initiative to manage and control expenses. These decreases were partially offset by $1.7 million in expenses related to the Company’s withdrawn proposal to acquire all of the outstanding common stock shares of Cost Plus, Inc. and a $2.2 million gain recorded on the sale of fixed assets in fiscal 2008.

Depreciation and amortization for fiscal 2009 was $30.6 million, representing a decrease of approximately $9.2 million from $39.8 million in fiscal 2008. This decrease was primarily the result of the sale of the home office building and related assets during fiscal 2009, lower net book values on certain store-level long-lived assets because of impairment charges taken during and since the end of fiscal 2008, certain assets becoming fully depreciated, store closures, and reduced capital spending in recent years.

In fiscal 2009, the Company recorded an operating loss of $120.6 million compared to an operating loss of $88.1 million for fiscal 2008.

As a result of the Company’s valuation allowance against all deferred tax assets, the Company did not record a federal tax benefit on its operating loss and only minimal state and foreign tax provisions were recorded on results for fiscal 2009. Net deferred tax assets of $181.0 million were fully reserved at year end through the valuation allowance.

Net Loss

Net loss in fiscal 2009 was $129.3 million, or $1.45 per share, compared to a net loss of $96.0 million, or $1.09 per share for fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $187.9 million at the end of fiscal 2010, an increase of $32.1 million from the fiscal 2009 year-end balance of $155.8 million. During fiscal 2010, the Company reduced its outstanding long-term debt obligations by $148.6 million through the utilization of $49.8 million in cash. This was accomplished through the privately negotiated purchase and exchange of almost all of the Company’s 6.375% Notes during the first half of the fiscal year which was followed by the voluntary conversion of the Company’s newly issued 9% Notes into slightly less than 24.5 million shares of the Company’s common stock during the third quarter. The $49.8 million of cash was comprised of $31.6 million for the purchases of the 6.375% Notes, $13.8 million for the payment of the make-whole interest on the 9% Notes at the time of voluntary conversion and $4.4 million for the payment of debt issuance costs. See Note 5 of the Notes to Consolidated Financial Statements for further discussion reduction in the Company’s long-term debt obligations.

Operating activities provided $70.6 million of cash, which included the receipt of a $55.9 million tax refund relating to changes in tax laws that occurred during the third quarter. Cash provided by the Company’s net income was partially offset by changes in various working capital accounts and $13.8 million in make-whole interest paid on the 9% Notes at the time of voluntary conversion as discussed above.

Inventory levels at the end of fiscal 2010 were $313.5 million, a decrease of $2.8 million, or 0.9%, from the end of fiscal 2009. Inventory per retail square foot at the end of fiscal 2010 was $38 compared to $37 at fiscal 2009 year-end. The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Inventory levels at the end of fiscal 2011 are expected to be approximately the same as the end of fiscal 2010.

During fiscal 2010, the Company’s investing activities used $2.8 million. Proceeds from the sale of restricted investments used primarily for the payment of defined benefit obligations provided $3.9 million, partially offset by contributions of $3.7 million to purchase similar restricted investments. The Company collected $1.5 million of a note receivable related to the fiscal 2007 sale of its credit card operations. Proceeds from the disposition of properties provided $0.7 million. Capital expenditures for fiscal 2010 were $5.2 million, consisting primarily of $2.4 million for fixtures, equipment and leasehold improvements for stores, $2.2 million for information systems enhancements and $0.6 million related to the Company’s distribution centers.

Financing activities for fiscal 2010 used a net $35.7 million, primarily as a result of the use of $31.6 million to purchase and subsequently retire a significant portion of the 6.375% Notes and debt issuance costs of $4.4 million as discussed above.

The Company’s bank facilities include a $300 million credit facility expiring in May 2012, which is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. As of February 27, 2010, the Company had no outstanding borrowings and had utilized approximately $85.8 million in letters of credit and bankers acceptances. If advances under the facility result in availability of less than $30.0 million, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement. The Company does not anticipate falling below this minimum availability in the foreseeable future. As of February 27, 2010, the Company’s calculated borrowing base was $229.3 million. This borrowing base calculation is calculated using defined advance rates and commercially reasonable reserves. After excluding the required minimum of $30.0 million and the $85.8 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $113.5 million remained available for cash borrowings. At the end of fiscal 2010, the Company was in compliance with all required covenants stated in the agreement.

The Company does not currently anticipate paying cash dividends in fiscal 2011, and its dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors. Under the terms of the Company’s secured credit facility, the Company will not be restricted from paying certain dividends unless fundings on the line result in availability over a specified period of time that is projected to be less than 35% of the lesser of either $300.0 million or the calculated borrowing base.

During fiscal 2010, the Company did not make any repurchases of shares of its outstanding common stock other than 54,219 shares acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. The Company does not currently have authorization from its Board of Directors to repurchase shares of its common stock in the open market.

A summary of the Company’s contractual obligations and other commercial commitments as of February 27, 2010 is listed below (in thousands):

		Amount of Commitment per Period

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$789,360	$207,583	$347,315	$178,376	$56,086
Assets retirement obligation	2,196	212	773	932	279
Purchase obligations (1)	97,967	97,967	-	-	-
Convertible debt (2)	16,577	16,577	-	-	-
Interest on convertible debt (2)	1,036	1,036	-	-	-
Standby letters of credit (3)	55,050	55,050	-	-	-
Industrial revenue bonds (3)	19,000	-	-	-	19,000
Interest on industrial revenue bonds (4)	732	44	87	87	514
Interest and related fees on secured credit facility (5)	8,269	3,675	4,594	-	-
Other obligations (6) (7)	46,236	12,368	2,589	9,875	21,404

Total (8)	$1,036,423	$394,512	$355,358	$189,270	$97,283

Liabilities recorded on the balance sheet			$107,855
Commitments not recorded on the balance sheet			928,568

Total			$1,036,423

(1)

As of February 27, 2010, the Company had approximately $98.0 million of outstanding purchase orders, which were primarily related to merchandise inventory, and included $11.3 million in merchandise letters of credit and bankers’ acceptances. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company’s convertible debt is subject to redemption on February 15, 2011, and the above amounts assume the notes will be repaid at that time. As of February 27, 2010, if these notes remained outstanding until maturity in 2036, the total interest paid would have been $26.4 million. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s convertible senior notes.

(3)

The Company also has outstanding standby letters of credit totaling $19.4 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(4)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2010 year end and exclude fees for the related standby letter of credit which are included elsewhere in this table.

(5)

Represents estimated commitment fees for trade and standby letters of credit, and unused fees on the Company’s $300 million secured credit facility, which expires in May 2012, calculated based upon balances and rates in effect at fiscal 2010 year end.

(6)

Other obligations include the Company’s liability under various unfunded retirement plans. See Note 7 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(7)

Other obligations also include approximately $8.0 million of reserves for uncertain tax positions, including interest and penalties which have been classified as a current liability. Excluded from this table, but recorded on the Company’s balance sheet, is the noncurrent portion of reserves for uncertain tax positions of $10.2 million for which the Company is not reasonably able to estimate the timing of future cash flows.

(8)	The above amounts do not include payments that may be due under employment agreement(s) with certain employee(s).

The present value of the Company’s minimum future operating lease commitments discounted at 10% was $635.1 million at fiscal 2010 year end, compared to $736.4 million at fiscal 2009 year end. As part of the sale of the Company’s home office building and accompanying land during fiscal 2009, the Company entered into a lease agreement to rent office space in the building. The lease has a primary term of seven years beginning on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year. The Company plans to fund its lease commitments from cash generated from the operations of the Company and, if needed, from borrowings on its secured credit facility.

On February 3, 2009, the Company announced that it hired an outside firm to assist in negotiations with its landlords to achieve rental reductions across its store portfolio. During fiscal 2010, the Company reached, in principal, rental reduction agreements on approximately 350 stores. Cumulatively, these agreements are expected to reduce the Company’s reported rental expense by $39.8 million, with approximately $30.0 million of the cash savings being realized by the end of fiscal 2012. During fiscal 2010, the Company closed 38 locations, significantly fewer than the original estimate. This reduction in store closures was the direct result of favorable rent reduction negotiations on those stores. The Company recorded $11.2 million related to store closures including lease termination expense of $7.7 million, and $3.5 million in fees and other costs associated with improving its store portfolio. At the end of fiscal 2010, the Company had ceased operations at the Chicago distribution center and plans to sell the property. If the property is sold, the Company intends to repay the industrial revenue bonds related to the distribution center with the proceeds from the sale upon receiving appropriate approvals.

The Company has an umbrella trust, currently consisting of four sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants of the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments of less than $0.1 million at both February 27, 2010 and February 28, 2009, and were included in other noncurrent assets. The remaining two sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets consisted of interest bearing investments totaling less than $0.2 million at February 27, 2010 and February 28, 2009, and were included in other noncurrent assets. These trusts also own and are the beneficiaries of life insurance policies with cash surrender values of approximately $5.0 million at February 27, 2010 and death benefits of approximately $11.7 million. In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. The cash surrender value of these unrestricted policies was approximately $17.1 million at February 27, 2010 and was included in other noncurrent assets. These policies had a death benefit of approximately $27.0 million at February 27, 2010. At the discretion of the Board of Directors, contributions of cash or unrestricted life insurance policies could be made to the trusts.

The Company’s sources of working capital for fiscal 2010 were cash flows from internally generated funds, and the collection of income tax receivables. The Company has a variety of sources for liquidity, which include available cash balances and available lines of credit. The Company’s current plans for fiscal 2011 include a capital expenditure budget of approximately $25.0 million and the repayment of its $16.6 million 6.375% Notes. The Company does not presently anticipate any other significant cash outflows in fiscal 2011 other than those occurring in the normal course of business or as discussed herein.

The liquidity of the Company has significantly improved during fiscal 2010. The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses, and capital expenditures. The Company’s focus remains on making conservative inventory purchases, managing those inventories, continuing to evolve the Company’s merchandise offering, and improving the in-store experience. In addition, the Company’s ongoing mission is to maximize its revenues, while seeking out ways to reduce its cost base and still preserve liquidity. If for some reason consumer spending begins to decline to levels seen a year ago, the Company could experience a material adverse effect on its financial condition and ability to generate cash flows from operations. As a result, the Company could become dependent on the availability of adequate capital to fund its operations and carry out its turnaround strategy. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, capital expenditure requirements and the repayment of its convertible debt through fiscal 2011.

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

Revenue recognition – The Company recognizes revenue from retail sales, net of sales tax and third-party credit card fees, upon customer receipt or delivery of merchandise. The Company records an allowance for estimated merchandise returns based upon historical experience and other known factors. Should actual returns differ from the Company’s estimates and current provision for merchandise returns, revisions to the estimated merchandise returns may be required.

Gift cards – Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized at 30 months from the original issuance and was $4.6 million, $4.1 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively.

Inventories – The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s warehouse using vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing products. Carrying values of inventory are analyzed and to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns are recorded to reduce the retail price of such slow-moving merchandise as needed. Since the determination of carrying values of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

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

Impairment of long-lived assets – Long-lived assets such as buildings, equipment, furniture and fixtures, and leasehold improvements are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of changes in sales, merchandise margins, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded no impairment charges in fiscal 2010, and $9.4 million and $4.8 million in impairment charges in fiscal 2009 and 2008, respectively. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future. If management had lowered its assumptions of comparable store sales results by 5% for the first year and kept them flat thereafter, impairment charges would have been negligible in fiscal 2010.

Insurance provision – The Company maintains insurance for workers’ compensation and general liability claims with deductibles prior to March 1, 2010 of $1,000,000 and $750,000, respectively, per occurrence. Effective March 1, 2010, the deductible for general liability claims was increased to $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims development factors as well as information obtained from and projections made by the Company’s insurance carrier and underwriters. The recorded liabilities for workers’ compensation and general liability claims, including those occurring in prior years but not yet settled, at February 27, 2010 were $16.5 million and $6.3 million, respectively.

The assumptions made in determining the above estimates are reviewed monthly and the liability adjusted accordingly as new facts are developed. Changes in circumstances and conditions affecting the assumptions used in determining the liabilities could cause actual results to differ from the Company’s recorded amounts.

Costs associated with exit activities – As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary. In connection with these lease terminations, the Company has recorded estimated liabilities to cover these termination costs. These estimated liabilities are recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. The Company must make assumptions regarding potential settlements of these obligations, the length of time required to sublease each location, and the amount of subtenant income that will be received in the future. When estimating future subtenant rental income, the Company considers factors such as the location and condition of the property, the underlying lease terms, historical experience, and relevant market and economic data related to each location. Additional lease termination expense may be incurred as a result of changes to the Company’s current assumptions.

Defined benefit plans – The Company maintains supplemental retirement plans (the “Plans”) for certain of its current and former executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs.

Stock-based compensation – The fair value of stock options is amortized as compensation expense over the vesting periods of the options. The fair values for options granted by the Company are estimated as of the date of grant using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. The Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected term of the option, the Company bases its estimates on historical exercise activity of grants with similar vesting periods. Expected volatility is based on the historical volatility of the common stock of the Company for a period approximating the expected life. The risk free interest rate utilized is the United States Treasury rate that most closely matches the weighted average expected life at the time of the grant. The expected dividend yield is based on the annual dividend rate at the time of grant or estimates of future anticipated dividend rates. If the Company had used different assumptions, the value of stock options may have been different.

Income taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income, and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states and localities, and foreign countries. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of the tax exposure for foreign and domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years.

IMPACT OF NEW ACCOUNTING STANDARDS

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance during the fiscal year ended February 27, 2010 and has updated citations to accounting standards included in the Company’s financial statements. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Convertible Debt

Effective March 1, 2009, the Company adopted new accounting guidance, which clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion must separately account for the liability and equity components in a manner that will reflect the entities nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

In accordance with this new guidance, the Company estimated the fair value of the debt component of its 6.375% Notes using an income approach by discounting the present value of future payments associated with the Notes, assuming no conversion features. The Company did not apply the provisions of this guidance retrospectively on its 6.375% Notes as it determined that the effect on prior periods was not material. The remaining discount of $2.8 million as of the beginning of the year was reclassified to additional paid-in capital during the first quarter of fiscal 2010, and was to be amortized as interest expense over the remaining life of the 6.375% Notes, or through February 2011. However, as a result of the retirement and exchange of the majority of the 6.375% Notes as discussed above, the Company’s gain on the transactions included the write off of a portion of this unamortized discount. As of February 27, 2010, the remaining unamortized discount related to the 6.375% Notes totaled $142,000.

Fair Value Measurements and Disclosure

In April 2009, new guidance was issued related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim and annual reporting periods. The adoption of this guidance has not impacted the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-only in nature.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 28, 2009.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, from time to time, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. The Company, on occasion, uses contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales. Contracts that hedge the repatriation of Canadian funds have maturities not exceeding 18 months and changes in the fair value and settlement of these contracts are included in selling, general and administrative expenses. At February 27, 2010, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The interest rate exposure on the Company’s secured credit facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 27, 2010, the Company had $19.0 million in borrowings outstanding on its industrial revenue bonds and no cash borrowings outstanding on its secured credit facility. A hypothetical 10% adverse change in the interest rates applicable to either or both of these variable rate instruments would have a negligible impact on the Company’s earnings and cash flows.

Additionally, as of February 27, 2010, the Company had $16.6 million in convertible senior notes outstanding, which mature in February 2036. The notes pay a fixed annual rate of 6.375% for the first five years and a fixed rate of 6.125% thereafter. Changes in market interest rates generally affect the fair value of fixed rate debt instruments, but would not affect the Company’s financial position, results of operations or cash flows related to these notes. As of February 27, 2010, the fair value of these notes was approximately $16.5 million, based on quoted market values.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 27, 2010 and February 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 27, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 27, 2010 and February 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 27, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 28, 2010

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended
	2010	2009	2008
Net sales	$1,290,852	$1,320,677	$1,511,832

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	850,438	957,213	1,072,280
Selling, general and administrative expenses	421,179	453,471	487,898
Depreciation and amortization	22,488	30,556	39,792

	1,294,105	1,441,240	1,599,970

Operating loss	(3,253)	(120,563)	(88,138)

Nonoperating (income) and expenses:
Interest and investment income	(1,681)	(4,250)	(8,677)
Interest expense	23,726	14,592	15,916
Gain on retirement of debt	(49,654)	-	-
Other income	(7,695)	(2,276)	(1,960)

	(35,304)	8,066	5,279

Income (loss) before income taxes	32,051	(128,629)	(93,417)
Provision (benefit) for income taxes	(54,796)	624	2,594

Net income (loss)	$86,847	$(129,253)	$(96,011)

Earnings (loss) per share:
Basic and diluted	$0.86	$(1.45)	$(1.09)

Average shares outstanding during period:
Basic and diluted	100,715	88,912	88,083

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	February 27, 2010	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $176,503 and $142,523, respectively	$187,912	$155,798
Accounts receivable, net of allowance for doubtful accounts of $2,516 and $1,579, respectively	14,701	17,566
Inventories	313,496	316,331
Income tax receivable	561	2,149
Prepaid expenses and other current assets	37,157	41,883

Total current assets	553,827	533,727
Properties, net	55,837	85,135
Other noncurrent assets	33,310	36,600

	$642,974	$655,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,344	$80,695
Current portion convertible debt	16,435	-
Gift cards and other deferred revenue	44,356	47,332
Accrued income taxes payable	4,967	4,434
Other accrued liabilities	106,073	101,350

Total current liabilities	237,175	233,811

Long-term debt	19,000	184,000
Other noncurrent liabilities	83,665	93,390

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized 125,232,000 and 100,779,000 issued, respectively	125	101
Paid-in capital	264,477	214,004
Retained earnings	193,688	106,841
Cumulative other comprehensive loss	(699)	(1,195)
Less - 9,645,000 and 10,905,000 common shares in treasury, at cost, respectively	(154,457)	(175,490)

	303,134	144,261

Commitments and contingencies	-	-

	$642,974	$655,462

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2010	2009	2008
Cash flow from operating activities:
Net income (loss)	$86,847	$(129,253)	$(96,011)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	33,335	45,156	55,303
Loss (gain) on disposal of fixed assets	246	41	(2,137)
Loss on impairment of fixed assets and other long-lived assets	-	9,653	5,030
Stock-based compensation expense	3,782	5,177	5,837
Deferred compensation	3,736	4,215	4,157
Lease termination expense	7,693	6,074	10,440
Amortization of deferred gains	(7,777)	(6,774)	(2,533)
Gain on retirement of convertible bonds	(49,654)	-	-
Charges related to the conversion of the 9% Convertible Notes	18,308	-	-
Other	3,109	(2,201)	1,543
Change in cash from:
Inventories	2,835	95,378	(51,646)
Accounts receivable, prepaid expenses and other current assets	8,294	(5,055)	(8,776)
Income tax receivable	1,588	14,486	25,616
Accounts payable and accrued expenses	(26,537)	(65,457)	(22,818)
Income taxes payable	533	(1,620)	2,765
Defined benefit plan liabilities	(1,784)	(118)	(6,351)
Make whole interest provision	(13,782)	-	-
Other noncurrent assets	(197)	1,209	762
Other noncurrent liabilities	(20)	(2,545)	(4,255)

Net cash provided by (used in) operating activities	70,555	(31,634)	(83,074)

Cash flow from investing activities:
Capital expenditures	(5,246)	(13,378)	(7,153)
Proceeds from disposition of properties	730	102,478	5,674
Proceeds from sale of restricted investments	3,897	3,258	6,986
Purchase of restricted investments	(3,654)	(2,020)	(589)
Collection of note receivable	1,500	1,500	1,500

Net cash (used in) provided by investing activities	(2,773)	91,838	6,418

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	333	2,161	3,909
Retirement of convertible bonds	(31,593)	-	-
Debt issuance costs	(4,408)	-	(998)

Net cash (used in) provided by financing activities	(35,668)	2,161	2,911

Change in cash and cash equivalents	32,114	62,365	(73,745)
Cash and cash equivalents at beginning of period	155,798	93,433	167,178

Cash and cash equivalents at end of period	$187,912	$155,798	$93,433

Supplemental cash flow information:
Interest paid (1)	$20,557	$14,018	$15,743

Income taxes paid	$1,962	$2,617	$1,124

(1) Interest paid in fiscal 2010 includes $13,782 in make-whole interest related to the conversion of the Company’s 9% Senior Convertible Notes due 2036. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding this payment.

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock				Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings
Balance March 3, 2007	87,798	$101	$231,094	$337,178	$2,408	$(209,664)	$361,117
Implementation of accounting guidance on uncertain tax positions	-	-	-	(5,073)	-	-	(5,073)
Comprehensive income (loss):
Net loss	-	-	-	(96,011)	-	-	(96,011)
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	(3,017)	-	(3,017)
Currency translation adjustments	-	-	-	-	982	-	982

Comprehensive loss							(98,046)

Restricted stock compensation	281	-	(2,974)	-	-	4,533	1,559
Stock option compensation expense	-	-	4,278	-	-	-	4,278
Exercise of stock options, stock purchase plan and other	528	-	(4,925)	-	-	8,834	3,909

Balance March 1, 2008	88,607	101	227,473	236,094	373	(196,297)	$267,744

Comprehensive loss:
Net loss	-	-	-	(129,253)	-	-	(129,253)
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	2,016	-	2,016
Currency translation adjustments	-	-	-	-	(3,584)	-	(3,584)

Comprehensive loss							(130,821)

Restricted stock compensation	245	-	(2,298)	-	-	3,947	1,649
Stock option compensation expense	-	-	3,528	-	-	-	3,528
Exercise of stock options, stock purchase plan and other	1,022	-	(14,699)	-	-	16,860	2,161

Balance February 28, 2009	89,874	101	214,004	106,841	(1,195)	(175,490)	$144,261

Comprehensive income:
Net income	-	-	-	86,847	-	-	86,847
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	509	-	509
Currency translation adjustments	-	-	-	-	(13)	-	(13)

Comprehensive income							87,343

Restricted stock compensation	300	-	(3,038)	-	-	4,800	1,762
Stock option compensation expense	-	-	2,020	-	-	-	2,020
Stock purchase plan, directors deferred, and other	960	-	(15,900)	-	-	16,233	333
Adoption of new accounting guidance on convertible debt	-	-	2,818	-	-	-	2,818
Beneficial conversion feature of 9% convertible debt	-	-	3,343	-	-	-	3,343
Conversion of 9% notes	24,453	24	61,230	-	-	-	61,254

Balance February 27, 2010	115,587	125	264,477	193,688	(699)	(154,457)	$303,134

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts, with retail stores located in the United States and Canada. Additionally, the Company had merchandise in “store within a store” locations in Mexico and Puerto Rico that are primarily operated by Sears Roebuck de Mexico, S.A. de C.V. and Sears Roebuck de Puerto Rico, Inc., respectively. As of October 19, 2009, the Company terminated its agreement with Sears Roebuck de Puerto Rico, Inc. (“Sears Puerto Rico”) and ceased operations.

Basis of consolidation – The consolidated financial statements of the Company include the accounts of all subsidiary companies, and all intercompany transactions and balances have been eliminated.

Segment information – The Company is a specialty retailer that offers a broad range of products in its stores and conducts business as one operating segment. The Company’s domestic operations provided 90.9%, 90.9% and 90.9% of its net sales, with 8.6%, 8.5% and 8.7% provided by stores in Canada, and the remainder from royalties received from Sears Roebuck de Mexico S.A. de C.V. during fiscal 2010, 2009 and 2008, respectively. As of February 27, 2010, February 28, 2009 and March 1, 2008, $1,749,000, $2,308,000 and $4,572,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico during any period.

Use of estimates – Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal periods – The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 2010 ended February 27, 2010, fiscal 2009 ended February 28, 2009 and fiscal 2008 ended March 1, 2008, all of which contained 52 weeks.

Cash and cash equivalents, including temporary investments – The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations. As of February 27, 2010 and February 28, 2009, the Company’s short-term investments classified as cash equivalents included investments in money market mutual funds totaling $176,503,000 and $142,523,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies – Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of February 27, 2010, February 28, 2009 and March 1, 2008, the Company had cumulative other comprehensive income (loss) balances of ($177,000), ($164,000) and $3,420,000, respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2010, 2009 and 2008 resulted in other comprehensive income (loss), net of tax, as applicable, of ($13,000), ($3,584,000) and $982,000, respectively. Taxes on the portion of its cumulative currency translation adjustment considered not to be permanently reinvested abroad were insignificant in fiscal 2010, 2009 and 2008.

Concentrations of risk – The Company has some degree of risk concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

procured over a relatively short period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 53% of its sales derived from merchandise produced in China, approximately 13% derived from merchandise produced in India, and approximately 24% collectively derived from merchandise produced in Vietnam, Indonesia, and the United States. The remaining sales were from merchandise produced in various countries around the world.

Financial instruments – The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Other than the 6.375% convertible senior notes due 2036 (the “6.375% Notes”), there were no assets or liabilities with a fair value significantly different from the recorded value as of February 27, 2010 and February 28, 2009. The fair value of the 6.375% Notes was approximately $16,494,000, compared to a principal amount of $16,577,000, based on quoted market values as of February 27, 2010. The fair value of the 6.375% Notes was $42,900,000, compared to a principal amount of $165,000,000, based on quoted market values as of February 28, 2009. Changes in the market interest rates and other factors affecting convertible notes affect the fair value of the Company’s fixed rate notes, but do not affect the Company’s financial position, results of operations or cash flows related to these instruments.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

From time to time, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At February 27, 2010 and February 28, 2009, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. Both the changes in fair value and settlement of these contracts are included in cost of sales for forwards related to merchandise purchases and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.

When the Company enters into forward foreign currency exchange contracts, it enters into them with major financial institutions and monitors its positions with, and the credit quality of, these counterparties to such financial instruments.

Accounts Receivable – The Company’s accounts receivable are stated at carrying value less an allowance for doubtful accounts. These receivables consist largely of third-party credit card receivables for which collection is reasonably assured. The remaining receivables are periodically evaluated for collectibility, and an allowance for doubtful accounts is recorded as appropriate.

Inventories – The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s warehouse using vendor invoices, the cost of warehousing and transporting merchandise to the stores and other direct costs associated with purchasing merchandise.

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The reserves for estimated shrinkage at the end of fiscal 2010 and 2009 were $5,388,000 and $6,582,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Properties, maintenance and repairs – Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally thirty years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution centers is included in cost of sales. All other depreciation costs are included in depreciation and amortization. Depreciation costs were $22,488,000, $30,556,000 and $39,478,000 in fiscal 2010, 2009 and 2008, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that its carrying value may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of future sales, merchandise margin rates, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. There were no impairment charges for fiscal 2010. Impairment charges for fiscal 2009 and fiscal 2008 were as follows: $9,420,000, or $0.11 per share, for fiscal 2009 and $4,838,000, or $0.05 per share, for fiscal 2008, and were included in selling, general and administrative expenses. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

Revenue recognition – Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal 2010 and 2009 were $1,690,000 and $1,374,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties received from Sears Roebuck de Mexico S.A. de C.V and from franchise stores in fiscal 2008. Amounts billed to customers for shipping and handling are included in net sales and the costs incurred by the Company for these items are recorded in cost of sales.

Gift cards – Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized at 30 months from the original issuance and was $4,648,000, $4,107,000 and $1,699,000 in fiscal 2010, 2009 and 2008, respectively.

Leases – The Company leases certain property consisting principally of retail stores, warehouses, its home office and material handling and office equipment under operating leases expiring through fiscal 2022. Most retail store locations were leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over this lease term, including free rent periods prior to the opening of its stores. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term.

Advertising costs – Advertising production costs are expensed the first time the advertising takes place. Advertising costs were $51,625,000, $49,506,000 and $55,122,000 in fiscal 2010, 2009 and 2008, respectively. Prepaid advertising at the end of fiscal years 2010 and 2009 was $2,085,000 and $2,707,000, respectively.

Defined benefit plans – The Company maintains supplemental retirement plans (the “Plans”) for certain of its current and former executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation increase rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the statement of operations, but recognized in future years over the remaining average service period of plan participants. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

Income taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheet and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income, and tax planning strategies. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records reserves for estimates of tax exposures for foreign and domestic tax audits. However, negotiations with taxing authorities may yield results different from those currently estimated. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.

Earnings per share – Basic earnings per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but would have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2010	2009	2008
Net Income (loss), basic and diluted	$86,847	$(129,253)	$(96,011)

Average shares outstanding:
Basic and diluted	100,715	88,912	88,083

Earnings (loss) per share
Basic and diluted	$0.86	$(1.45)	$(1.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All 10,424,035, 12,302,323 and 13,102,360 outstanding stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2010, 2009 and 2008, respectively, income (loss) per share as the effect would be antidilutive. In addition, incremental net shares for the conversion feature of the Company’s 6.375% senior convertible notes due 2036 have not been included in the Company’s diluted earnings per share calculations for those periods as the average common stock price has not exceeded the initial conversion price of $15.19 per share.

Stock-based compensation – The Company grants stock options and restricted stock for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of the grant. Accounting guidance requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Currently, the Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Compensation expense is recognized for any unvested stock option awards outstanding on a straight-line basis over the requisite service period. The fair values of the options are calculated using a Black-Scholes option pricing model. The Company records compensation expense for stock-based awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments for the year was insignificant.

Adoption of new accounting standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance establishes the Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance during the fiscal year ended February 27, 2010 and has updated citations to accounting standards included in the Company’s financial statements. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Convertible Debt

Effective March 1, 2009, the Company adopted new accounting guidance, which clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion must separately account for the liability and equity components in a manner that will reflect the entities nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. See Note 5 of the Notes to Consolidated Financial Statements for discussion regarding this adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements and Disclosure

In April 2009, new guidance was issued related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim and annual reporting periods. The adoption of this guidance has not impacted the Company’s consolidated financial position, results of operations or cash flows, as its requirements are disclosure-only in nature.

NOTE 2 – PROPERTIES

Properties are summarized as follows at February 27, 2010 and February 28, 2009 (in thousands):

	2010	2009
Land	$4,776	$6,379
Buildings	12,994	29,546
Equipment, furniture and fixtures	237,178	243,403
Leasehold improvements	163,786	162,832
Computer software	76,152	74,588
Projects in progress	613	798

	495,499	517,546

Less accumulated depreciation and amortization	439,662	432,411

Properties, net	$55,837	$85,135

NOTE 3 – OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at February 27, 2010 and February 28, 2009 (in thousands):

	2010	2009
Accrued payroll and other employee-related liabilities	$48,440	$41,477
Accrued taxes, other than income	22,845	23,617
Rent-related liabilities	11,511	10,423
Other	23,277	25,833

Other accrued liabilities	$106,073	$101,350

Rent-related liabilities	$25,698	$30,047
Deferred gains	24,095	31,673
Retirement benefits	19,834	21,074
Other	14,038	10,596

Other noncurrent liabilities	$83,665	$93,390

NOTE 4 – COSTS ASSOCIATED WITH EXIT ACTIVITIES

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on store profitability, lease renewal obligations, relocation space

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities to cover the termination costs. At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the periods presented relate to changes in estimated buyout terms or subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets and associated intangible assets related to Pier 1 Imports store closures, excluding clearance and Pier 1 Kids stores, was approximately $177,000, $56,000 and $751,000 in fiscal 2010, 2009 and 2008, respectively. The following table represents a rollforward of the liability balances for the three fiscal years ended February 27, 2010 (in thousands):

Lease Termination Obligations
Balance at March 3, 2007	$2,436

Original charges	11,573
Revisions	(1,133)
Cash payments	(7,248)

Balance at March 1, 2008	5,628

Original charges	5,591
Revisions	483
Cash payments	(6,704)

Balance at February 28, 2009	4,998

Original charges	4,942
Revisions	2,751
Cash payments	(7,790)

Balance at February 27, 2010	$4,901

Included in the table above are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores and the direct to consumer channel. These concepts were closed during fiscal 2008 since their aggregate performance was not in line with the Company’s profitability targets. Lease termination costs associated with these closures were $1,636,000, or $0.02 per share, during fiscal 2010 and $258,000, or less than $0.01 per share, during fiscal 2009 and $7,973,000, or $0.09 per share, during fiscal 2008. Cash outflows related to these lease terminations were $1,187,000, $2,889,000 and $5,138,000 during fiscal 2010, 2009 and 2008, respectively. The net write-off of fixed assets, write-down of inventory and employee severance costs associated with these closures was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – LONG-TERM DEBT AND AVAILABLE CREDIT

Long-term debt is summarized as follows at February 27, 2010 and February 28, 2009 (in thousands):

	2010	2009
6.375% convertible senior notes due 2036	$16,577	$165,000
Less - debt discount	(142)	-

	16,435	165,000

Industrial revenue bonds	19,000	19,000

	35,435	184,000

Less - current portion	(16,435)	-

Long-term debt	$19,000	$184,000

The Company has $19,000,000 in industrial revenue bond loan agreements, which have been outstanding since 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 3.2%, 3.5% and 5.2% for fiscal 2010, 2009 and 2008, respectively.

In February 2006, the Company issued $165,000,000 of 6.375% convertible senior notes due 2036 (the “6.375% Notes”) in a private placement, and subsequently registered the 6.375% Notes with the Securities and Exchange Commission in June 2006. As described in detail below, only $16,577,000 of the 6.375% Notes remained outstanding at the end of fiscal 2010. The 6.375% Notes are governed by an Indenture dated February 14, 2006 (the “Indenture”). The 6.375% Notes bear interest at a rate of 6.375% per year until February 15, 2011 and at a rate of 6.125% per year thereafter. Interest is payable semiannually in arrears on February 15 and August 15 of each year, and commenced August 15, 2006. The 6.375% Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of 6.375% Notes (which represents an initial conversion price of approximately $15.19 per share representing a 40% conversion premium at issuance). Holders of the 6.375% Notes may convert their 6.375% Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after May 27, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such last trading day; (2) if the Company has called the 6.375% Notes for redemption; or (3) upon the occurrence of specified corporate transactions. In general, upon conversion of a 6.375% Note, a holder will receive cash equal to the lesser of the principal amount of the 6.375% Note or the conversion value of the 6.375% Note, plus common stock of the Company for any conversion value in excess of the principal amount. As of February 27, 2010, the maximum number of shares that could be required to be issued upon conversion of the 6.375% Notes was 1,091,310 shares. The Company may redeem the 6.375% Notes at its option on or after February 15, 2011 for cash at 100% of the principal amount plus accrued interest. The 6.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries.

The holders of the 6.375% Notes can, at their option, require the Company to purchase all or a portion of their 6.375% Notes at a repurchase price in cash equal to 100% of the principal amount of the repurchased 6.375% Notes at February 15, 2011, February 15, 2016, February 15, 2021, February 15, 2026 and February 15, 2031, or if a fundamental change occurs. “Fundamental change” is defined in the Indenture and will be deemed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to have occurred upon (1) certain changes in beneficial ownership of the Company’s common equity as described in the Indenture, (2) certain share exchanges, consolidations, mergers, or assets transactions as described in the Indenture, (3) “Continuing Directors” as defined in the Indenture ceasing to constitute at least a majority of the Company’s board of directors, (4) the Company’s stockholders approving any plan or proposal for the Company’s liquidation or dissolution, or (5) the Company’s common stock ceasing to be listed on a national securities exchange or quoted on the Nasdaq National Market or another established automated over-the-counter trading market in the United States.

In connection with the issuance of the 6.375% Notes, the Company purchased a call option with respect to its common stock. If the call option, which expires February 15, 2011, is exercised by the Company, it must be net share settled, and, in all cases, the Company would receive shares. This transaction has no effect on the terms of the 6.375% Notes, but is intended to reduce the potential dilution upon future conversion of the 6.375% Notes by effectively increasing the initial conversion price to $17.09 per share, representing a 57.5% conversion premium at issuance. The call option is exercisable under the same circumstances which can trigger conversion under the 6.375% Notes so long as the Company remains listed on the New York Stock Exchange, The American Stock Exchange, or the Nasdaq National Market or their respective successors.

The conversion feature of the 6.375% Notes and the call option each met the requirements of the accounting guidance on financial instruments indexed to, and potentially settled in, a company’s own stock to be accounted for as equity instruments. Therefore, the conversion feature has not been accounted for as a derivative, which would require a mark-to-market adjustment each period. In the event the debt is exchanged, the transaction will be accounted for with the cash payment of principal reducing the recorded liability and the issuance of common shares recorded in shareholders’ equity. In addition, the premium paid for the call option has been recorded as additional paid-in capital in the accompanying consolidated balance sheet and is not accounted for as a derivative. Incremental net shares for the 6.375% Notes conversion feature will be included in the Company’s future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $15.19 per share.

During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78,941,000 of the Company’s outstanding 6.375% Notes in privately negotiated transactions at a purchase price of $27,399,000, including accrued interest. The Company recognized a gain of $47,811,000 in connection with this transaction. During August 2009, the $78,941,000 in 6.375% Notes were retired by the Company.

During the second quarter of fiscal 2010, the Company entered into separate privately negotiated exchange agreements for $64,482,000 of the Company’s outstanding 6.375% Notes retiring these notes. Under the exchange agreements, the exchanging holders received $61,255,000 in aggregate principal of the Company’s new 9% convertible senior notes due 2036 (the “9% Notes”). In addition to this exchange, the Company also purchased $5,000,000 of the outstanding 6.375% Notes for $4,750,000 in cash. The Company recognized a net gain of $1,843,000 related to these transactions during the second quarter of fiscal 2010. Currently $16,577,000 of the Company’s 6.375% Notes remain outstanding.

During the third quarter of fiscal 2010, all $61,255,000 of the Company’s 9% Notes voluntarily converted into shares of the Company’s common stock. The 9% Notes were convertible into shares of the Company’s common stock at a conversion rate of 399.2016 shares for each $1,000 principal amount, representing a conversion price of $2.5050 per share. The Company issued 24,453,065 shares of common stock as a result of the conversion of the 9% Notes. Interest on the outstanding balance of the 9% Notes was payable at a rate of 9% per year and all accrued interest was paid to the holders at the time of conversion. The Company incurred non-operating charges of $18,308,000 during fiscal 2010 to record amortization of the remaining debt issuance costs and debt discounts of $13,616,000, and a $4,692,000 derivative fair value adjustment, as discussed in more detail below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 9% Notes contained make-whole interest provisions. During the third quarter of fiscal 2010, all of the holders voluntarily converted their 9% Notes into common stock and pursuant to the indenture, received additional make-whole interest at that time equal to 2.5 years of interest. The cash payment of make-whole interest totaled $13,782,000. The Company separately accounted for the additional interest payment feature of the 9% Notes as an embedded derivative instrument. For the purpose of accounting for the 9% Notes, the fair value of this embedded derivative upon issuance reduced the carrying value of the debt and was reflected as a debt discount. This potential interest payout was initially recorded at its estimated fair value as both a $9,090,000 derivative liability and a $9,090,000 discount to the 9% Notes based on the probability of when holders of the 9% Notes would convert their notes into shares of the Company’s common stock and assumptions regarding the Company’s common stock price. Upon conversion, the fair value of this derivative for the make-whole interest provision was adjusted to its settlement value of $13,782,000, which resulted in a $4,692,000 charge to other nonoperating expense during the third quarter.

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

Effective March 1, 2009, the Company adopted the new guidance on “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The 6.375% Notes are convertible into cash and, if applicable, shares of the Company’s common stock. In accordance with the new guidance, the Company estimated the fair value of the debt component of the 6.375% Notes as of the date of their issuance using an income approach by discounting the present value of future payments associated with the notes, assuming no conversion features. The Company did not apply the provisions of the new guidance retrospectively on its 6.375% Notes as it determined that the effect on prior periods was not material. The impact of adoption representing the remaining value of the equity component of the 6.375% Notes as of the beginning of the fiscal year was $2,818,000, recorded as a reduction in carrying value of the notes and an increase in additional paid-in capital. This amount was to be amortized as interest expense over the remaining life of the 6.375% Notes, or through February 2011. However, as a result of the retirement and exchange of the majority of the 6.375% Notes as discussed above, the Company’s gain on the transactions included the write-off of a portion of this unamortized discount. As of February 27, 2010, the remaining unamortized discount related to the 6.375% Notes totaled $142,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company anticipates that the remainder of the 6.375% Notes will be repaid on or before February 15, 2011. The 6.375% Notes are included in fiscal 2011 debt maturities in the table below. Debt matures as follows (in thousands):

Fiscal Year	Debt
2011	16,577
2012	-
2013	-
2014	-
Thereafter	19,000

35,577
Debt discount	(142)

Total debt	$35,435

The Company has a secured credit facility which matures in May 2012 and is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. At the beginning of fiscal 2010, the total commitment amount was $325,000,000. Effective July 30, 2009, the Company amended its secured credit facility. The amendment reduced the total commitment amount to $300,000,000, removed real estate from eligibility for inclusion in the calculation of the borrowing base, increased applicable interest rate spreads and redefined permitted uses, liens, indebtedness, acquisitions, and restricted payments. In addition, the amendment updated certain provisions to allow for the refinance or repurchase of the balance of the Company’s 6.375% Notes, as well as repurchases of the Company’s outstanding common stock. During fiscal 2010 and 2009, the Company had no cash borrowings under this facility. As of February 27, 2010, the Company’s borrowing base, as defined by the agreement, was $229,299,000. This borrowing base calculation is subject to advance rates and commercially reasonable availability reserves. After excluding the required minimum $30,000,000 and the $85,758,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $113,541,000 remained available for cash borrowings. The facility bears interest at LIBOR plus 3.25% for cash borrowings. The Company pays a fee ranging from 3.0% to 3.5% for standby letters of credit depending on the average daily availability as defined by the agreement, 1.50% to 1.75% for trade letters of credit and a commitment fee of 0.50% for any unused amounts. As of February 27, 2010, the fee for standby letters of credit was 3.25% and 1.63% for trade letters of credit. As of February 27, 2010, the Company utilized approximately $85,758,000 in letters of credit and bankers’ acceptances against the secured credit facility. Of the outstanding balance, approximately $11,279,000 related to trade letters of credit and bankers acceptances for merchandise purchases, $45,950,000 related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $19,429,000 related to standby letters of credit related to the Company’s industrial revenue bonds, and $9,100,000 related to other miscellaneous standby letters of credit. If advances under the facility result in availability of less than $30,000,000, the Company would be required to comply with a fixed charge coverage ratio as stated in the agreement. The Company does not anticipate falling below this minimum availability in the foreseeable future. The Company was in compliance with all required covenants at fiscal 2010 year end. This facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. Under this credit facility, the Company will not be restricted from paying certain dividends unless fundings on the line result in availability over a specified period of time that is projected to be less than 35% of the lesser of either $300,000,000 or the calculated borrowing base.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – CONDENSED FINANCIAL STATEMENTS

The Company’s 6.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. The Company registered these notes with the Securities and Exchange Commission in June 2006; therefore, in lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended February 27, 2010

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$-	$1,284,336	$9,366	$(2,850)	$1,290,852
Cost of sales (including buying and store occupancy costs)	-	845,386	7,974	(2,922)	850,438
Selling, general and administrative (including depreciation and amortization)	1,799	441,342	526	-	443,667

Operating income (loss)	(1,799)	(2,392)	866	72	(3,253)

Nonoperating (income) expenses	(35,517)	2,318	(2,105)	-	(35,304)

Income (loss) before income taxes	33,718	(4,710)	2,971	72	32,051
Provision (benefit) for income taxes	-	(54,895)	99	-	(54,796)

Net income	33,718	50,185	2,872	72	86,847

Net income (loss) from subsidiaries	53,057	2,872	-	(55,929)	-

Net income (loss)	$86,775	$53,057	$2,872	$(55,857)	$86,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended February 28, 2009

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$-	$1,312,426	$14,674	$(6,423)	$1,320,677
Cost of sales (including buying and store occupancy costs)	-	950,710	13,244	(6,741)	957,213
Selling, general and administrative (including depreciation and amortization)	3,788	479,724	515	-	484,027

Operating income (loss)	(3,788)	(118,008)	915	318	(120,563)

Nonoperating (income) expenses	(2,398)	10,881	(417)	-	8,066

Income (loss) before income taxes	(1,390)	(128,889)	1,332	318	(128,629)
Provision (benefit) for income taxes	-	637	(13)	-	624

Net income (loss)	(1,390)	(129,526)	1,345	318	(129,253)

Net income (loss) from subsidiaries	(128,181)	1,345	-	126,836	-

Net income (loss)	$(129,571)	$(128,181)	$1,345	$127,154	$(129,253)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Year Ended March 1, 2008

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$-	$1,505,011	$38,155	$(31,334)	$1,511,832
Cost of sales (including buying and store occupancy costs)	-	1,068,371	35,466	(31,557)	1,072,280
Selling, general and administrative (including depreciation and amortization)	1,829	525,279	582	-	527,690

Operating income (loss)	(1,829)	(88,639)	2,107	223	(88,138)

Nonoperating (income) expenses	(2,106)	7,999	(614)	-	5,279

Income (loss) before income taxes	277	(96,638)	2,721	223	(93,417)
Provision for income taxes	-	2,380	214	-	2,594

Net income (loss)	277	(99,018)	2,507	223	(96,011)

Net income (loss) from subsidiaries	(96,511)	2,507	-	94,004	-

Net income (loss)	$(96,234)	$(96,511)	$2,507	$94,227	$(96,011)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

February 27, 2010

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$38,433	$147,233	$2,246	$-	$187,912
Accounts receivable, net	-	13,011	1,690	-	14,701
Inventories	-	313,496	-	-	313,496
Income tax receivable	-	79	482	-	561
Prepaid expenses and other current assets	97	37,060	-	-	37,157

Total current assets	38,530	510,879	4,418	-	553,827

Properties, net	-	52,204	3,633	-	55,837
Investment in subsidiaries	69,750	16,985	-	(86,735)	-
Other noncurrent assets	3,548	29,762	-	-	33,310

	$111,828	$609,830	$8,051	$(86,735)	$642,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$223	$65,081	$40	$-	$65,344
Intercompany payable (receivable)	(207,865)	217,029	(9,164)	-	-
Current portion of convertible debt	16,435	-	-	-	16,435
Gift cards and other deferred revenue	-	44,356	-	-	44,356
Accrued income taxes payable (receivable)	-	5,001	(34)	-	4,967
Other accrued liabilities	(99)	105,948	224	-	106,073

Total current liabilities	(191,306)	437,415	(8,934)	-	237,175

Long-term debt	-	19,000	-	-	19,000
Other noncurrent liabilities	-	83,665	-	-	83,665
Shareholders’ equity	303,134	69,750	16,985	(86,735)	303,134

	$111,828	$609,830	$8,051	$(86,735)	$642,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

February 28, 2009

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$61,648	$62,399	$31,751	$-	$155,798
Accounts receivable, net	2	15,684	1,880	-	17,566
Inventories	-	316,245	86	-	316,331
Income tax receivable	-	1,667	482	-	2,149
Prepaid expenses and other current assets	100	41,783	-	-	41,883

Total current assets	61,750	437,778	34,199	-	533,727

Properties, net	-	81,398	3,737	-	85,135
Investment in subsidiaries	16,125	45,262	-	(61,387)	-
Other noncurrent assets	5,525	31,075	-	-	36,600

	$83,400	$595,513	$37,936	$(61,387)	$655,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$116	$80,288	$291	$-	$80,695
Intercompany payable (receivable)	(226,635)	234,163	(7,528)	-	-
Gift cards and other deferred revenue	-	47,332	-	-	47,332
Accrued income taxes payable (receivable)	48	4,553	(167)	-	4,434
Other accrued liabilities	610	100,662	78	-	101,350

Total current liabilities	(225,861)	466,998	(7,326)	-	233,811

Long-term debt	165,000	19,000	-	-	184,000
Other noncurrent liabilities	-	93,390	-	-	93,390
Shareholders’ equity	144,261	16,125	45,262	(61,387)	144,261

	$83,400	$595,513	$37,936	$(61,387)	$655,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended February 27, 2010

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(35,825)	$104,410	$1,970	$-	$70,555

Cash flow from investing activities:
Capital expenditures	-	(5,246)	-	-	(5,246)
Proceeds from disposition of properties	-	730	-	-	730
Proceeds from the sale of restricted investments	-	3,897	-	-	3,897
Purchase of restricted investments	-	(3,654)	-	-	(3,654)
Collections of a note receivable	-	1,500	-	-	1,500

Net cash used in investing activities	-	(2,773)	-	-	(2,773)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	333	-	-	-	333
Cash dividends	-	3,000	(3,000)	-	-
Debt issuance costs	(1,738)	(2,670)	-	-	(4,408)
Advances (to) from subsidiaries	18,768	(17,133)	(1,635)	-	-
Retirement of convertible bonds	(4,753)	-	(26,840)	-	(31,593)

Net cash provided by (used in) financing activities	12,610	(16,803)	(31,475)	-	(35,668)
Change in cash and cash equivalents	(23,215)	84,834	(29,505)	-	32,114
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	-	155,798

Cash and cash equivalents at end of period	$38,433	$147,233	$2,246	$-	$187,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended February 28, 2009

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$4,782	$(55,282)	$18,866	$-	$(31,634)

Cash flow from investing activities:
Capital expenditures	-	(13,378)	-	-	(13,378)
Proceeds from disposition of properties	-	102,478	-	-	102,478
Proceeds from the sale of restricted investments	-	3,258	-	-	3,258
Purchase of restricted investments	-	(2,020)	-	-	(2,020)
Collections of a note receivable	-	1,500	-	-	1,500
Capitalization of subsidiary	-	(250)	250	-	-

Net cash provided by investing activities	-	91,588	250	-	91,838

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	2,161	-	-	-	2,161
Advances (to) from subsidiaries	1,675	(731)	(944)	-	-

Net cash provided by (used in) financing activities	3,836	(731)	(944)	-	2,161

Change in cash and cash equivalents	8,618	35,575	18,172	-	62,365
Cash and cash equivalents at beginning of period	53,030	26,824	13,579	-	93,433

Cash and cash equivalents at end of period	$61,648	$62,399	$31,751	$-	$155,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended March 1, 2008

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$7,230	$(94,318)	$4,014	$-	$(83,074)

Cash flow from investing activities:
Capital expenditures	-	(7,153)	-	-	(7,153)
Proceeds from disposition of properties	-	5,674	-	-	5,674
Proceeds from the sale of restricted investments	-	6,986	-	-	6,986
Purchase of restricted investments	-	(589)	-	-	(589)
Collections of principal on beneficial interest in securitized receivables	-	1,500	-	-	1,500

Net cash provided by investing activities	-	6,418	-	-	6,418

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	3,909	-	-	-	3,909
Debt issuance costs	-	(998)	-	-	(998)
Advances (to) from subsidiaries	(69,272)	72,023	(2,751)	-	-

Net cash provided by (used in) financing activities	(65,363)	71,025	(2,751)	-	2,911

Change in cash and cash equivalents	(58,133)	(16,875)	1,263	-	(73,745)
Cash and cash equivalents at beginning of period	111,163	43,699	12,316	-	167,178

Cash and cash equivalents at end of period	$53,030	$26,824	$13,579	$-	$93,433

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan to all its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. During fiscal 2010, 2009 and 2008, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. During fiscal 2010, the Company match became discretionary. Company contributions to the plan were $1,823,000, $2,082,000 and $2,305,000 in fiscal 2010, 2009 and 2008, respectively.

In addition, the Company offers non-qualified deferred compensation plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $508,000, $690,000 and $831,000 for fiscal 2010, 2009 and 2008, respectively. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of these non-qualified deferred compensation plans and contributed $1,965,000 and used $2,208,000 to satisfy a portion of retirement obligations during fiscal 2010. As of February 27, 2010 and February 28, 2009, the trusts’ assets consisted of interest bearing investments of $6,000 and $247,000 and life insurance policies with cash surrender values of $5,043,000 and $5,409,000 and death benefits of $11,683,000 and $13,486,000, respectively. The trust assets are restricted and may only be used to satisfy obligations to plan participants. The Company owns and is the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. At the discretion of the Board of Directors such policies could be contributed to these trusts or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of these unrestricted policies was $17,109,000 at February 27, 2010, and the death benefit was $26,952,000. These cash surrender values are carried in the Company’s consolidated financial statements in other non-current assets.

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age and certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the Plans of $2,484,000, $3,210,000 and $3,511,000 in fiscal 2010, 2009 and 2008, respectively.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $17,000 included in other noncurrent assets at both February 27, 2010 and February 28, 2009. These investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for these restricted investments as available-for-sale securities. Cash contributions of $1,689,000 and $0 were made to the trust in fiscal 2010 and 2009, respectively. Any future contributions will be made at the discretion of the Board of Directors. Restricted investments from the trust were sold to fund retirement benefits of $1,689,000 and $0 in fiscal 2010 and 2009, respectively. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $3,089,000 during fiscal 2011, $118,000 during fiscal 2012, $1,783,000 during fiscal 2013, $127,000 during fiscal 2014, $9,473,000 during fiscal 2015 and $8,276,000 during fiscal years 2016 through 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Measurement of obligations for the Plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of February 27, 2010 and February 28, 2009 (in thousands):

	2010	2009
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$17,622	$16,609
Service cost	897	923
Interest cost	764	923
Actuarial (gain) loss	201	(715)
Benefits paid (including settlements)	(1,784)	(118)
Curtailment	(609)	-

Projected benefit obligation, end of year	$17,091	$17,622

Reconciliation of funded status:
Projected benefit obligation	$17,091	$17,622
Plan assets	-	-

Funded status	$(17,091)	$(17,622)

Accumulated benefit obligation	$(17,091)	$(17,622)

Amounts recognized in the balance sheets:
Current liability	$(3,090)	$(1,784)
Noncurrent liability	(14,001)	(15,838)
Accumulated other comprehensive loss, pre-tax	3,000	4,232

Net amount recognized	$(14,091)	$(13,390)

Cumulative other comprehensive loss, net of taxes of $3,291 in fiscal 2010 and 2009	$(291)	$941

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	4.75%	5.00%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase (1)	0.00%	0.00%

Net periodic benefit cost for years ended:
Discount rate	5.00%	5.00%
Lump-sum conversion discount rate	5.00%	2.75%
Rate of compensation increase (1)	0.00%	0.00%

(1)	The rate of compensation increase shown above reflects no increase anticipated for fiscal 2011. An increase of 3.0% was assumed for fiscal years 2012 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net periodic benefit cost included the following actuarially determined components during fiscal 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Service cost	$897	$923	$498
Interest cost	764	923	764
Amortization of unrecognized prior service cost	410	551	361
Amortization of net actuarial loss	20	445	125
Settlement charges	40	-	1,399
Curtailment charge	353	368	364

Net periodic benefit cost	$2,484	$3,210	$3,511

As of February 27, 2010 and February 28, 2009, accumulated other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $2,375,000 and $3,398,000, and net actuarial loss of $625,000 and $834,000, respectively. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost in fiscal 2011 are $410,000 and $51,000, respectively.

NOTE 8 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On March 23, 2006, the Board of Directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares (not to exceed 560,794 shares) that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (the “1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan, increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under these prior plans that cease to be subject to such awards. As of February 27, 2010, there was a total of 3,983,748 shares available for grant under the 2006 Plan.

Stock option grants – On January 27, 2007, the Board of Directors approved an employment agreement for the Company’s President and Chief Executive Officer (the “CEO”). The employment agreement set forth that on February 19, 2007, the CEO would be granted two options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. The exercise price per share would be the fair market value of the Company’s common stock on the following day, which was $6.69. The options were granted as an employment inducement award, and not under any stock option or other equity incentive plan adopted by the Company. All options have a term of ten years from the date of grant. The first option for 1,000,000 shares vested on February 19, 2008. The second option for 2,000,000 shares could have vested up to 1,000,000 shares based on the Company’s performance as measured by an adjusted consolidated EBITDA target as defined in the agreement for the Company’s 2009 fiscal year. However, the target for fiscal 2009 was not met and the shares did not vest. The remaining 1,000,000 shares from the second option vest based on the Company’s performance as measured by an adjusted consolidated EBITDA target for the Company’s 2010 fiscal year. The fiscal 2010 target was met and the shares were expensed in fiscal 2010. In accordance with the employment agreement, the shares will vest on the date of filing of the Company’s fiscal 2010 Form 10-K.

There were no stock option grants under the 2006 Plan during fiscal 2010. As of February 27, 2010, and February 28, 2009, outstanding options covering 1,261,025 and 1,259,250 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Employee options issued under the 2006 Plan vest over a period of four years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and have a term of ten years from the grant date. The employee options are fully vested upon death, disability or retirement of the employee. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Non-employee director options are fully vested on the date of grant, and are exercisable for a period of ten years.

The 1999 Stock Plan provided for the granting of options to directors and employees with an exercise price not less than the fair market value of the common stock on the date of the grant. The 1999 Stock Plan provided that a maximum of 14,500,000 shares of common stock could be issued under the 1999 Stock Plan, of which not more than 250,000 shares could be issued under the Director Deferred Stock Program. The options issued to employees vest equally over a period of four years, while non-employee directors’ options were fully vested at the date of issuance. Both options have a term of ten years from the grant date. The employee options are fully vested upon death, disability, or retirement of an employee, or under certain conditions, such as a change in control of the Company, unless the Board of Directors determines otherwise prior to a change of control event. As of February 27, 2010, there were no shares available for grant under the 1999 Stock Plan. All future stock option grants will be made from shares available under the 2006 Plan. Additionally, outstanding options covering 4,885,250 and 7,757,400 shares were exercisable under the 1999 Stock Plan at fiscal years ended 2010 and 2009, respectively.

Under the 1989 Employee Stock Option Plan, options vest over a period of four to five years and all have a term of ten years from the grant date. As of February 27, 2010 and February 28, 2009, outstanding options covering 294,000 and 368,975 shares were exercisable, respectively. As a result of the expiration of the plan during fiscal 2005, no shares are available for future grant. The plan was subject to adjustments for stock dividends and certain other changes to the Company’s capitalization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option transactions related to the stock option plans during the three fiscal years ended February 27, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Exercisable Shares
				Number of Shares	Weighted Average Exercise Price

Outstanding at March 3, 2007	13,668,125	$13.95		10,797,625	$15.31
Options granted	724,000	7.71	$3.31
Options exercised	(50,775)	7.43
Options cancelled or expired	(1,763,875)	14.54

Outstanding at March 1, 2008	12,577,475	13.53		10,983,225	14.18
Options granted	617,300	7.29	3.42
Options exercised	(2,875)	6.79
Options cancelled or expired	(1,481,975)	14.43

Outstanding at February 28, 2009	11,709,925	13.09		10,385,625	13.72
Options granted	1,000,000	6.69	0.33
Options exercised	-	-
Options cancelled or expired	(3,523,700)	13.17

Outstanding at February 27, 2010	9,186,225	12.36		7,440,275	13.62

For shares outstanding at February 27, 2010			Weighted Average Remaining Contractual Life (in years)
Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price		Shares Currently Exercisable	Weighted Average Exercise Price- Exercisable Shares
$4.24 - $6.69	2,060,000	$6.65	7.01	1,022,500	$6.67
$7.42 - $11.27	2,947,475	8.08	5.09	2,239,025	8.24
$11.50 - $17.25	1,908,500	16.21	4.64	1,908,500	16.21
$18.49 - $21.00	2,270,250	19.87	3.11	2,270,250	19.87

As of February 27, 2010, the weighted average remaining contractual term for outstanding and exercisable options was 4.94 years and 4.41 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was $56,100 and $14,025, respectively at fiscal 2010 year end. The total intrinsic values of options exercised for the fiscal years ended 2010, 2009, and 2008 were approximately $0, $2,000 and $58,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The fair values for options granted during the respective period were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008

Weighted average fair value of options granted	$0.33	$3.42	$3.31
Risk-free interest rates	1.70%	2.60%	4.68%
Expected stock price volatility	112.05%	51.29%	42.43%
Expected dividend yields	0.00%	0.00%	0.25%
Weighted average expected lives	4 years	5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At February 27, 2010, there was approximately $1,500,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.56 years. The Company recorded stock-based compensation expense related to stock options of approximately $2,020,000, or $0.02 per share, $3,528,000, or $0.04 per share, and $4,278,000, or $ 0.05 per share, in fiscal 2010, 2009 and 2008, respectively. The Company recognized no net tax benefit related to stock based compensation during fiscal 2010 or fiscal 2009 as a result of the Company’s valuation allowance on all deferred tax assets. See Note 10 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

A summary of the Company’s nonvested options as of February 27, 2010 is as follows:

	Options	Weighted Average Grant Date Fair Value

Nonvested at February 28, 2009	1,324,300	$3.53
Granted	1,000,000	0.33
Vested	(544,700)	3.76
Cancelled	(33,650)	2.70

Nonvested at February 27, 2010	1,745,950	$1.64

Restricted stock grants – On December 15, 2009, the Board of Directors approved a renewal and extension of the CEO’s initial employment agreement dated February 19, 2007. The employment agreement set forth that a total of 1,500,000 shares of restricted stock will be awarded over a period of more than three years. On December 18, 2009, the Company granted 375,000 service-based restricted shares that will vest equally over a three-year period on the anniversary date of the grant. On the first day of the 2011 fiscal year, and on the first day of each of the two following fiscal years, the Company will grant the CEO 187,500 service-based awards that will vest equally over a three-year period on the last day of each respective fiscal year. In accordance with the accounting guidance on equity compensation, all 937,500 shares of the time-based restricted stock included in the renewed and extended employment agreement have been granted for accounting purposes as of the date of the agreement, or December 15, 2009. As of February 27, 2010, only 375,000 of these shares have been legally granted to the CEO; however, the Company is obligated to grant the remaining 562,500 shares in the future in accordance with his employment agreement.

On the first day of the 2011 fiscal year, and on the first day of each of the two following fiscal years, the Company will also grant the CEO 187,500 performance-based awards that vest equally over a three-year period if the Company achieves certain EBITDA targets as defined by the agreement. Shares that do not vest because

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EBITDA targets are not met during one fiscal year may vest in future fiscal years if certain levels of aggregated consolidated EBITDA targets are achieved. The vesting of performance-based shares will occur on the date the Company’s Form 10-K is filed with the Securities and Exchange Commission for each respective fiscal year. No fair value for the CEO’s performance-based grants has been established because the performance targets for each of these respective grants had not been set as of February 27, 2010, and therefore, no accounting grant date had been established. The accounting grant date for these performance-based awards will be the date on which the respective targets are established for each fiscal year. The CEO must be employed by the Company on the last day of each respective fiscal year in order for both the time-based and performance-based shares to vest. These shares could also vest under certain termination events.

As of February 27, 2010 and February 28, 2009, the Company had 1,237,810 and 592,398 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2010, 937,500 shares of restricted stock were granted, 217,517 shares of restricted stock vested, and 74,571 shares of restricted stock were cancelled. During fiscal 2009, 399,400 shares of restricted stock were granted, 177,268 shares of restricted stock vested, and 154,619 shares of restricted stock were cancelled. The weighted average fair market value at the date of grant of the restricted stock shares granted during fiscal 2010 was $4.65 and is being expensed over the requisite service period.

Compensation expense for restricted stock was $1,762,157 or $0.02 per share, $1,649,000, or $0.02 per share, and $1,559,000, or $ 0.02 per share, in fiscal 2010, 2009, and 2008, respectively. As of February 27, 2010, there was $5,307,000 of total unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of 2.35 years. The total fair value of restricted stock awards vested was $1,648,000, $1,076,000 and $664,000 in fiscal 2010, 2009 and 2008, respectively.

Director deferred stock units – The 2006 Plan and the 1999 Stock Plan also authorize director deferred stock unit awards to be granted to non-employee directors. During fiscal 2010, each director deferred 10% of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. As of February 27, 2010 and February 28, 2009, there were 1,002,287 shares and 554,292 shares deferred, but not delivered, under the 2006 Plan and the 1999 Stock Plan. All future grants will be awarded from shares available for grant under the 2006 Plan. During fiscal 2010, approximately 724,580 director deferred stock units were granted, 276,585 were delivered, and no shares were cancelled. Compensation expense for the director deferred stock awards was $149,000, $1,015,000 and $1,084,000 in fiscal 2010, 2009 and 2008, respectively.

Stock purchase plan – Substantially all Company employees are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of employees at market prices through regular payroll deductions. Each participant may contribute up to 20% of the eligible portions of compensation. The Company contributes 25% of the participants’ contributions. Prior to June 20, 2008, a participant could contribute up to 10% of eligible compensation, and the Company contributed from 10% to 100% of the participant’s contribution, depending on length of participation and date of entry into the plan. As of March 28, 2009, the Company’s stock purchase plan was suspended. Company contributions to the plan were $16,000, $263,000 and $786,000 in fiscal years 2010, 2009 and 2008, respectively.

Preferred Stock – On July 1, 2009, the shareholders of the Company approved an amendment to increase the authorized number of Pier 1 Imports’ shares of preferred stock from 5,000,000 shares to 20,000,000 shares; to shorten the description of the authority of the Board of Directors to issue such shares; and to eliminate the terms and provisions of the Formula Rate Preferred Stock from the Certificate of Incorporation. As of February 27, 2010, all 20,000,000 shares of preferred stock were available for future issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Par Value – On July 1, 2009, shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to reduce the par value of the Company’s common stock from $1.00 to $0.001 per share. The reduction in the par value of the Company’s common stock was reflected on the Company’s balance sheet by a reduction in the common stock account and a corresponding increase in the paid-in capital account. The reduction in the par value did not change the number of authorized shares of the Company’s common stock. All periods presented have been adjusted to reflect the par value change.

Shares reserved for future issuances – As of February 27, 2010, the Company had approximately 14,172,000 shares reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred units and shares available for future grant.

NOTE 9 – PROPRIETARY CREDIT CARD INFORMATION

During fiscal 2007, the Company completed the sale of its proprietary credit card operations to Chase. The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts, and the common stock of Pier 1 National Bank. The Company received cash proceeds for the majority of the sales price and was entitled to receive additional proceeds of $10,750,000, plus any accrued interest, over the life of the long-term program agreement. In fiscal 2010, 2009 and fiscal 2008, the Company received payments of $1,500,000 in each year. The net deferred gain associated with this sale will be recognized in nonoperating income over the life of the agreement. The Company recognized $2,052,000, $2,164,000 and $1,551,000 deferred gain related to this agreement in fiscal 2010, 2009 and 2008, respectively.

In addition, the Company and Chase entered into a long-term program agreement. Under this agreement, the Company continues to support the card through marketing programs and receive additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms. The Company received total payments of $8,738,000, $7,500,000 and $8,742,000 related to this agreement during fiscal 2010, 2009 and 2008, respectively.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes for each of the last three fiscal years consists of (in thousands):

	2010	2009	2008

Federal:
Current	$(56,263)	$296	$521
Deferred	-	-	-
State:
Current	1,200	236	1,623
Deferred	-	-	-
Foreign:
Current	267	92	450
Deferred	-	-	-

Provision (benefit) for income taxes	(54,796)	624	2,594

Total provision (benefit) for income taxes	$(54,796)	$624	$2,594

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The Company recorded and received a federal income tax benefit and refund of $55,856,000 during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fiscal 2010, primarily as a result of the recently enacted Worker, Homeownership and Business Assistance Act of 2009. This new law allows businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years. This benefit resulted from the reversal of $55,856,000 of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that were carried back under the new law. The Internal Revenue Service (“IRS”) also completed its examination of fiscal years 2003 through 2007 during the first quarter of fiscal 2010. As a result of the completion of these audits, the Company received a refund of $1,443,000, including interest, during fiscal 2010. There were no adjustments from this examination which resulted in significant permanent differences that had not already been reserved.

The Company has federal net operating loss carryforwards of approximately $92,000,000. These loss carryforwards can be utilized to offset future income but will begin to expire in fiscal year 2027 if not utilized before then.

Deferred tax assets and liabilities at February 27, 2010 and February 28, 2009 were comprised of the following (in thousands):

	2010	2009

Deferred tax assets:
Deferred compensation	$18,943	$19,157
Net operating loss carryforward	44,218	109,779
Accrued average rent	12,336	13,180
Properties, net	33,582	33,741
Self insurance reserves	9,619	10,999
Deferred gain on sale of credit card operations	5,841	6,793
Cumulative foreign currency translation	2,034	1,299
Deferred revenue and revenue reserves	6,973	6,380
Other	5,210	8,453

Total deferred tax assets	138,756	209,781

Deferred tax liabilities:
Inventory	(18,403)	(27,733)
Deferred gain on debt repurchase	(19,636)	-
Other	(361)	(1,049)

Total deferred tax liabilities	(38,400)	(28,782)

Valuation allowance	(100,356)	(180,999)

Net deferred tax assets	$-	$-

During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. In addition, net deferred tax assets arising from losses during fiscal 2009 and 2008 in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance during the respective years. As these deferred tax assets were established and fully reserved during fiscal 2009 and 2008, there was no net impact to the provision of income taxes. Taxes arising from the earnings in fiscal 2010 were offset by utilization of a portion of the Company’s federal net operating loss carryforwards, which combined with the $55,856,000 refund from the new tax law, resulted in a decrease of the valuation allowance of $81.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 2010, 2009 and, 2008, and income tax reported in the consolidated statements of operations is as follows (in thousands):

	2010	2009	2008
Tax provision (benefit) at statutory federal income tax rate	$11,218	$(45,020)	$(32,696)
State income taxes, net of federal provision (benefit)	2,475	(12,350)	(1,240)
Increase (decrease) in valuation allowance	(81,599)	56,637	36,498
Foreign income taxes, net of foreign tax credits	267	92	(209)
Permanent difference on consolidation of foreign subsidiary for tax filings (1)	6,381	-	-
Non-deductible make-whole interest payment (2)	5,375	-	-
Other, net	1,087	1,265	241

Provision (benefit) for income taxes	$(54,796)	$624	$2,594

(1)

The Company chose to change the tax filing status of a foreign subsidiary, and will begin including this subsidiary in its consolidated tax return in fiscal 2010. For federal tax purposes, this effectively resulted in the repatriation of the foreign subsidiary’s accumulated earnings which had not been previously taxed in the United States. This created a permanent difference between reported net income and taxable income.

(2)

During fiscal 2010, the Company paid make-whole interest in connection with the voluntary conversion of its 9% Notes. This interest is not deductible for federal tax purposes and resulted in a permanent difference between reported net income and taxable income.

The accounting guidance on uncertainty in income taxes prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of this guidance effective as of the beginning of fiscal 2008. As a result of the cumulative effect of the adoption, the Company recorded a $5,073,000 decrease in retained earnings in fiscal 2008. Upon adoption on March 4, 2007, total reserves for uncertain tax positions were $13,908,000.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions. A summary of amounts recorded for unrecognized tax benefits at the beginning and end of fiscal 2010 and 2009 are presented below, in thousands:

Unrecognized Tax Benefits - March 1, 2008	$13,939

Gross increases - tax positions in prior period	3
Gross decreases - tax positions in prior period	(1,179)
Settlements	(1,418)
Expiration of statute of limitations	(168)

Unrecognized Tax Benefits - February 28, 2009	$11,177

Gross increases - tax positions in prior period	661
Gross decreases - tax positions in prior period	-
Settlements	(806)
Expiration of statute of limitations	-

Unrecognized Tax Benefits - February 27, 2010	$11,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If the Company were to prevail on all unrecognized tax benefits recorded, this entire reserve for uncertain tax positions would have a favorable impact on the effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will increase or decrease during the next 12 months as a result of audit settlements. Accordingly, the Company has classified $4,235,000 of the reserve for uncertain tax positions and the related accrued interest as a current liability in the accompanying consolidated balance sheet. The Company does not expect the resolution of these issues to have a significant effect on the Company’s results of operations or financial position.

Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating (income) and expenses and selling, general and administrative expenses, respectively. The Company recorded expenses of $1,245,000 and $1,059,000 related to penalties and interest in fiscal 2010 and fiscal 2009, respectively. The Company had accrued penalties and interest of $7,148,000 and $5,854,000 at February 27, 2010 and February 28, 2009, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases – At February 27, 2010, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income

2011	$208,313	$730
2012	191,093	675
2013	157,351	454
2014	116,084	339
2015	62,769	138
Thereafter	56,086	-

Total lease commitments	$791,696	$2,336

Rental expense incurred was $232,098,000, $244,776,000 and $253,962,000, including contingent rentals of $90,000, $43,000 and $46,000, based upon a percentage of sales, and net of sublease incomes totaling $292,000, $281,000 and $332,000 in fiscal 2010, 2009 and 2008, respectively.

During fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation. The Company also entered into a lease agreement to rent office space in the building. The lease has a primary term of seven years which began on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year. The related gain on the sale of the property was approximately $23,300,000. As of February 27, 2010, the Company’s remaining deferred gain was $15,243,000, the majority of which is included in other noncurrent liabilities, and will be recognized over the expected lease term.

Legal matters – During fiscal 2010, the Company received a $10,000,000 payment as a result of a foreign litigation settlement and recorded a gain in other income as a result of the settlement. There were no significant legal matters in fiscal 2009. During fiscal 2008, the Company paid $4,376,000, for the settlement of a class action lawsuit regarding compensation matters, which was included in selling, general and administrative expenses in fiscal 2007.

There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

nature. The Company maintains liability insurance against most of these claims. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such litigation will not have a material adverse effect, either individually or in aggregate, on the Company’s financial position, results of operations or liquidity.

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended February 27, 2010 and February 28, 2009 are set forth below (in thousands except per share amounts):

	Three Months Ended

Fiscal 2010	5/30/2009	8/29/2009	11/28/2009	2/27/2010

Net sales	$281,130	$286,674	$327,075	$395,973
Gross profit	84,814	81,589	119,860	154,151
Operating income (loss)	(26,704)	(15,304)	2,771	35,984
Net income (loss)	29,314	(15,780)	38,813	34,500

Average shares outstanding - basic	91,113	91,450	104,384	115,913
Average shares outstanding - diluted	91,113	91,450	104,384	116,232

Basic and diluted earnings (loss) per share	.32	(.17)	.37	.30

	Three Months Ended

Fiscal 2009	5/31/2008	8/30/2008	11/29/2008	2/28/2009

Net sales	$310,020	$320,494	$300,906	$389,257
Gross profit	87,606	86,135	87,891	101,832
Operating loss	(30,435)	(28,425)	(34,769)	(26,934)
Net loss	(32,824)	(30,156)	(36,855)	(29,418)

Average shares outstanding - basic and diluted	88,620	88,778	88,885	89,364

Basic and diluted loss per share	(.37)	(.34)	(.41)	(.33)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 27, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 27, 2010. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of February 27, 2010, as stated in their report which is included in this Annual Report on Form 10-K.

/s/ Alexander W. Smith

Alexander W. Smith

President and

Chief Executive Officer

/s/ Charles H. Turner

Charles H. Turner

Executive Vice President and

Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 27, 2010 and February 28, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 27, 2010 of Pier 1 Imports, Inc. and our report dated April 28, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 28, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this item is contained in Part 1 of this report under the caption, “Executive Officers of the Company”. Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 - Election of Directors, Nominees for Directors” set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation”, the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Non-Employee Director Compensation for the Fiscal Year Ended February 27, 2010”, the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions”, and the section entitled “Executive Compensation-Compensation Committee Report”, set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management”, “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Certain Beneficial Owners”, the table entitled “Executive Compensation – Outstanding Equity Awards Table for the Fiscal Year Ended February 27, 2010”, and the table entitled “Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions” and “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership - Director Independence” set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-approval of Nonaudit Fees” set forth in Proposal No. 3 of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended February 27, 2010, February 28,

2009 and March 1, 2008

Consolidated Balance Sheets at February 27, 2010 and February 28, 2009

Consolidated Statements of Cash Flows for the Years Ended February 27, 2010, February 28,

2009 and March 1, 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended February 27, 2010,

February 28, 2009 and March 1, 2008

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

PIER 1 IMPORTS, INC.

Date: April 28, 2010	By:	/s/ Alexander W. Smith
Alexander W. Smith, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Michael R. Ferrari	Director, Chairman of the Board	April 28, 2010
Dr. Michael R. Ferrari

/s/ Alexander W. Smith	Director, President and	April 28, 2010
Alexander W. Smith	Chief Executive Officer

/s/ Charles H. Turner	Executive Vice President and	April 28, 2010
Charles H. Turner	Chief Financial Officer

/s/ Laura A. Coffey	Principal Accounting Officer	April 28, 2010
Laura A. Coffey

/s/ John H. Burgoyne	Director	April 28, 2010
John H. Burgoyne

/s/ Karen W. Katz	Director	April 28, 2010
Karen W. Katz

/s/ Terry E. London	Director	April 28, 2010
Terry E. London

/s/ Cece Smith	Director	April 28, 2010
Cece Smith

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009.

4.1	Indenture dated February 14, 2006 and Form of 6.375% Convertible Senior Notes due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and JPMorgan Chase Bank, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 16, 2006.

4.1.2	Registration Rights Agreement dated February 14, 2006, among Pier 1 Imports, Inc., the Guarantors parties thereto and the Initial Purchaser named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed February 16, 2006.

4.1.3	Indenture dated August 4, 2009 and Form of 9% Convertible Senior Note due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and the Bank of New York Mellon Trust Company, N. A., incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009.

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated December 4, 2003, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 28, 2004.

10.2*	The Company’s Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.3*	The Company’s Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2009.

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007.

10.3.2*	Participation Agreement Amendment dated April 20, 2008 by and between Charles H. Turner and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 24, 2008.

10.3.3*	Participation Agreement Amendment dated April 20, 2008 by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008.

10.4*	The Company’s 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996, incorporated herein by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the year ended February 26, 2005.

10.4.1*	Amendment No. 1 to the Company’s 1989 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.6.2 to the Company’s Form 10-K for the year ended February 26, 2005.

10.5*	The Company’s 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006.

10.5.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007.

10.6*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.

10.7*	Pier 1 Imports, Inc. Stock Purchase Plan, restated as amended June 20, 2008, incorporated herein by reference Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2008.

10.7.1*	Amendment to the Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended February 28, 2009.

10.7.2*	Second Amendment dated July 14, 2009 to Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.8.2 to the Company’s Form 10-Q for the quarter ended August 29, 2009.

10.8	Secured Credit Agreement, dated November 22, 2005, among the Company, certain of its subsidiaries, Bank of America, N.A., Wells Fargo Retail Finance, LLC, Wachovia Bank, National Association, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2005.

10.8.1	First Amendment to Credit Agreement, dated as of July 28, 2006, by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2006.

10.8.2	Second Amendment to Credit Agreement, dated as of May 31, 2007 by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2007.

10.8.3	Third Amendment to Credit Agreement, dated as of July 30, 2009, among Pier 1 Imports (U.S.), Inc., as Borrower, Bank of America, N.A., as administrative and collateral agent, the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 31, 2009.

10.9	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.

10.9.1	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.10*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2008, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended March 1, 2008.

10.10.1*	First Amendment dated December 15, 2008 to Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan) Restated as Amended Through March 25, 2008, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.10.2*	Form of Non-Qualified Stock Option Agreement – Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006.

10.10.3*	Form of Non-Qualified Stock Option Agreement – Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006.

10.10.4*	Form of Restricted Stock Award Agreement (Time Vesting), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 23, 2006.

10.10.5*	Form of Restricted Stock Award Agreement (Performance Vesting), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed June 23, 2006.

10.10.6*	Second Amendment dated August 17, 2009 to Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan) Restated as Amended Through March 25, 2008, incorporated herein by reference to Exhibit 10.11.6 to the Company’s Form 10-Q for the quarter ended August 29, 2009.

10.10.7*	Third Amendment dated October 9, 2009 to Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan) Restated as Amended Through March 25, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 28, 2009.

10.10.8*	Form of Restricted Stock Award Agreement – April 9, 2010 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2010.

10.10.9*	Form of Restricted Stock Award Agreement – April 9, 2010 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 14, 2010.

10.11*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006.

10.11.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.1 to the Company’s Form 10-K for the year ended March 3, 2007.

10.11.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008.

10.11.3*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.11.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009.

10.12*	Pier 1 Imports Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006.

10.13*	Pier 1 Imports Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.14*	Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc. dated February 19, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 30, 2007.

10.14.1*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 30, 2007.

10.14.2*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007.

10.14.3*	First Amendment to Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc., dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.3 to the Company’s Form 10-Q for the quarter ended August 30, 2008.

10.14.4*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008.

10.14.5*	Employment Agreement dated as of December 15, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009.

10.14.6*	Restricted Stock Award Agreement dated December 18, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2009.

10.14.7*	Restricted Stock Award Agreement dated February 28, 2010 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2010.

10.14.8*	Restricted Stock Award Agreement dated February 28, 2010 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 4, 2010.

10.15	Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 2, 2007.

10.15.1	Amendment No. 1 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 1, 2007.

10.15.2	Amendment No. 2 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 1, 2007.

10.15.3	Amendment No. 3 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 28, 2009.

10.16	Office Lease between Chesapeake Plaza, L.L.C and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008.

10.16.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008.

10.17	Agreement for Severance Benefits and for Release, Waiver and Nondisclosure, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 1, 2008.

10.18*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.19*	Termination of Pier 1 Executive Health Expense Reimbursement Plan, effective January 5, 2009, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.20	Form of Note Purchase Agreement for 6.375% Convertible Senior Notes due 2036, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009.

10.21	Form of Exchange Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 31, 2009.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report

99.2	Description of Capital Stock

*Management Contracts and Compensatory Plans