Form 10-Q
period 2010-05-29
PIER 1 IMPORTS INC/DE
filed 2010-07-02
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 29, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [    ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [ X ]

As of June 29, 2010, 117,156,985 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 29, 2010	May 30, 2009
Net sales	$306,259	$281,130

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	191,862	196,316
Selling, general and administrative expenses	101,052	105,557
Depreciation and amortization	5,079	5,961

	297,993	307,834

Operating income (loss)	8,266	(26,704)

Nonoperating (income) and expenses:
Interest and investment income	(348)	(527)
Interest expense	1,442	2,937
Gain on repurchase of debt	-	(47,832)
Other income	(688)	(10,409)

	406	(55,831)

Income before income taxes	7,860	29,127
Income tax provision (benefit)	190	(187)

Net income	$7,670	$29,314

Earnings per share:
Basic	$0.07	$0.32

Diluted	$0.07	$0.32

Average shares outstanding during period:
Basic	116,197	91,113

Diluted	116,921	91,113

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 29, 2010	February 27, 2010	May 30, 2009

ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $164,448, $176,503 and $124,880, respectively	$204,828	$187,912	$135,848
Accounts receivable, net of allowance for doubtful accounts of $2,416, $2,516 and $1,337, respectively	17,301	14,701	16,169
Inventories	303,193	313,496	294,181
Income tax receivable	539	561	2,481
Prepaid expenses and other current assets	37,303	37,157	40,867

Total current assets	563,164	553,827	489,546
Properties, net of accumulated depreciation of $445,017, $439,662 and $426,656, respectively	56,518	55,837	69,497
Other noncurrent assets	33,373	33,310	34,114

	$653,055	$642,974	$593,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,969	$65,344	$61,083
Current portion long-term debt	25,971	16,435	-
Gift cards and other deferred revenue	44,098	44,356	45,394
Accrued income taxes payable	1,856	4,967	4,500
Other accrued liabilities	99,707	106,073	106,834

Total current liabilities	246,601	237,175	217,811
Long-term debt	9,500	19,000	103,771
Other noncurrent liabilities	82,271	83,665	91,575

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000, 125,232,000 and 100,779,000 issued, respectively	125	125	101
Paid-in capital	245,831	264,477	207,713
Retained earnings	201,358	193,688	136,155
Cumulative other comprehensive income (loss)	(603)	(699)	866
Less — 8,269,000, 9,645,000 and 10,291,000 common shares in treasury, at cost, respectively	(132,028)	(154,457)	(164,835)

	314,683	303,134	180,000
Commitments and contingencies	-	-	-

	$653,055	$642,974	$593,157

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 29, 2010	May 30, 2009
Cash flow from operating activities:
Net income	$7,670	$29,314
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	7,578	8,399
(Gain)/loss on disposal of fixed assets	(1,650)	168
Stock-based compensation expense	1,392	1,236
Deferred compensation	1,046	1,221
Lease termination expense	450	4,585
Amortization of deferred gains	(1,894)	(1,979)
Gain on repurchase of convertible bonds	-	(47,832)
Other	662	2,263

Changes in cash from:
Inventories	10,303	22,150
Accounts receivable, prepaid expenses and other current assets	(14,163)	10,273
Income tax receivable	22	(332)
Accounts payable and accrued expenses	2,116	(21,293)
Accrued income taxes payable	(3,111)	66
Defined benefit plan liabilities	(29)	(1,696)
Other noncurrent assets	(89)	(470)
Other noncurrent liabilities	(1)	(19)

Net cash provided by operating activities	10,302	6,054

Cash flow from investing activities:
Capital expenditures	(6,337)	(395)
Proceeds from disposition of properties	10,560	678
Proceeds from sale of restricted assets	756	3,317
Purchase of restricted investments	(756)	(3,074)

Net cash provided by investing activities	4,223	526

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	2,391	310
Repurchase of convertible bonds	-	(26,840)

Net cash provided by (used in) financing activities	2,391	(26,530)

Change in cash and cash equivalents	16,916	(19,950)
Cash and cash equivalents at the beginning of the period	187,912	155,798

Cash and cash equivalents at the end of the period	$204,828	$135,848

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 29, 2010

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Outstanding Stock	Amount
Balance February 27, 2010	115,587	$125	$264,477	$193,688	$(699)	$(154,457)	$303,134
Comprehensive income:
Net income	-	-	-	7,670	-	-	7,670
Other comprehensive income:
Pension adjustments	-	-	-	-	137	-	137
Currency translation adjustments	-	-	-	-	(41)	-	(41)

Comprehensive income							7,766

Restricted stock compensation	997	-	(14,942)	-	-	15,963	1,021
Stock option compensation expense	-	-	371	-	-	-	371
Exercise of stock options, directors deferred and other	379	-	(4,075)	-	-	6,466	2,391

Balance May 29, 2010	116,963	$125	$245,831	$201,358	$(603)	$(132,028)	$314,683

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 29, 2010 AND May 30, 2009

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2010. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 29, 2010, and the results of operations and cash flows for the three months ended May 29, 2010 and May 30, 2009 have been made and consist only of normal recurring adjustments, except as otherwise described herein. During fiscal 2010, the par value of the Company’s common stock was reduced to $0.001 per share. The change was reflected on the Company’s balance sheet by a reduction in the common stock account and a corresponding increase in the paid-in capital account. All periods presented have been adjusted to reflect the par value change. As of May 29, 2010, the Company had no financial instruments with fair market values that were materially different from their carrying values.

The results of operations for the three months ended May 29, 2010 and May 30, 2009 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 5,194,000 and 11,494,000, stock options outstanding with exercise prices greater than the average market price of the Company’s common shares as of May 29, 2010 and May 30, 2009, respectively. Earnings per share for the three months ended May 29, 2010 and May 30, 2009 was calculated as follows (in thousands except per share amounts):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	May 29, 2010	May 30, 2009
Net income, basic and diluted	$7,670	$29,314

Average shares outstanding during period:
Basic	116,197	91,113
Effect of dilutive stock options	278	-
Effect of dilutive restricted stock	446	-

Diluted	116,921	91,113

Earnings per share:
Basic	$0.07	$0.32

Diluted	$0.07	$0.32

Note 2 – Comprehensive income

The components of comprehensive income for the three months ended May 29, 2010 and May 30, 2009 were as follows (in thousands):

	Three Months Ended
	May 29, 2010	May 30, 2009
Net income	$7,670	$29,314
Currency translation adjustments	(41)	1,560
Pension adjustments	137	501

Comprehensive income	$7,766	$31,375

Note 3 – Stock-based compensation

For the three months ended May 29, 2010, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,392,000, or $0.01 per share. For the three months ended May 30, 2009, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,236,000, or $0.01 per share. The Company recognized no net tax benefit related to stock-based compensation during the first three months of fiscal 2011 or fiscal 2010 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

During the first quarter of fiscal 2011, the Company granted 648,500 shares of restricted stock, of which 342,750 shares are service-based and will be expensed over a three-year service period. The remaining 305,750 shares are performance-based and will be expensed over a three-year period if the Company achieves certain performance targets as determined by the Compensation Committee for fiscal years 2011, 2012, and 2013. The 342,750 service-based awards and 100,875 of the performance-based awards have a weighted average grant date fair value of $8.64, which was determined based on the closing stock price on the date of the grant. A grant date fair value for the remaining 204,875 performance-based awards will be established at a future date when performance targets are set for fiscal years 2012 and 2013. The Company also granted 62,500 performance-based shares to the chief executive officer in accordance with the renewal and extension of his employment agreement dated December 15, 2009. The shares have a grant date fair value of $6.50 and will vest if certain performance targets are met by the Company for fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011. As of May 29, 2010, there was approximately $1,152,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.5 years and $8,317,000 of total unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.8 years.

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

The following table represents a rollforward of the liability balances for the three months ended May 29, 2010 and May 30, 2009 related to these closures (in thousands):

	Three Months Ended
	May 29, 2010	May 30, 2009
Beginning of period	$4,901	$4,998
Original charges	148	3,830
Revisions	302	755
Cash payments	(834)	(3,276)

End of period	$4,517	$6,307

Note 5 – Condensed financial statements

The Company’s 6.375% convertible senior notes due 2036 are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such Notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended May 29, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$303,982	$2,277	$-	$306,259
Cost of sales (including buying and store occupancy costs)	-	189,920	1,942	-	191,862
Selling, general and administrative (including depreciation and amortization)	408	105,694	29	-	106,131

Operating income (loss)	(408)	8,368	306	-	8,266

Nonoperating (income) expense	(2,380)	2,787	(1)	-	406

Income before income taxes	1,972	5,581	307	-	7,860
Provision for income taxes	-	160	30	-	190

Net income after income taxes	1,972	5,421	277	-	7,670

Net income (loss) from subsidiaries	5,698	277	-	(5,975)	-

Net income (loss)	$7,670	$5,698	$277	$(5,975)	$7,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended May 30, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$279,988	$2,122	$(980)	$281,130
Cost of sales (including buying and store occupancy costs)	-	195,497	1,843	(1,024)	196,316
Selling, general and administrative (including depreciation and amortization)	440	111,033	45	-	111,518

Operating income (loss)	(440)	(26,542)	234	44	(26,704)
Nonoperating income	(310)	(6,767)	(922)	(47,832)	(55,831)

Income (loss) before income taxes	(130)	(19,775)	1,156	47,876	29,127
Provision (benefit) for income taxes	-	(210)	23	-	(187)

Net income (loss) after income taxes	(130)	(19,565)	1,133	47,876	29,314

Net income (loss) from subsidiaries	(18,432)	1,133	-	17,299	-

Net income (loss)	$(18,562)	$(18,432)	$1,133	$65,175	$29,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

May 29, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$40,579	$161,879	$2,370	$-	$204,828
Accounts receivable, net	-	15,219	2,082	-	17,301
Inventories	-	303,193	-	-	303,193
Income tax receivable	-	539	-	-	539
Prepaid expenses and other current assets	813	36,490	-	-	37,303

Total current assets	41,392	517,320	4,452	-	563,164

Properties, net	-	52,911	3,607	-	56,518
Investment in subsidiaries	75,543	16,781	-	(92,324)	-
Other noncurrent assets	3,522	29,851	-	-	33,373

	$120,457	$616,863	$8,059	$(92,324)	$653,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55	$74,884	$30	$-	$74,969
Intercompany payable (receivable)	(210,917)	219,901	(8,984)	-	-
Current portion long-term debt	16,471	9,500			25,971
Gift cards and other deferred revenue	-	44,098	-	-	44,098
Accrued income taxes payable	-	1,856	-	-	1,856
Other accrued liabilities	165	99,310	232	-	99,707

Total current liabilities	(194,226)	449,549	(8,722)	-	246,601

Long-term debt	-	9,500	-	-	9,500
Other noncurrent liabilities	-	82,271	-	-	82,271
Shareholders’ equity	314,683	75,543	16,781	(92,324)	314,683

	$120,457	$616,863	$8,059	$(92,324)	$653,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

February 27, 2010

(in thousands)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$38,433	$147,233	$2,246	$-	$187,912
Accounts receivable, net	-	13,011	1,690	-	14,701
Inventories	-	313,496	-	-	313,496
Income tax receivable	-	79	482	-	561
Prepaid expenses and other current assets	97	37,060	-	-	37,157

Total current assets	38,530	510,879	4,418	-	553,827

Properties, net	-	52,204	3,633	-	55,837
Investment in subsidiaries	69,750	16,985	-	(86,735)	-
Other noncurrent assets	3,548	29,762	-	-	33,310

	$111,828	$609,830	$8,051	$(86,735)	$642,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$223	$65,081	$40	$-	$65,344
Intercompany payable (receivable)	(207,865)	217,029	(9,164)	-	-
Current portion long-term debt	16,435	-	-	-	16,435
Gift cards and other deferred revenue	-	44,356	-	-	44,356
Accrued income taxes payable (receivable)	-	5,001	(34)	-	4,967
Other accrued liabilities	(99)	105,948	224	-	106,073

Total current liabilities	(191,306)	437,415	(8,934)	-	237,175

Long-term debt	-	19,000	-	-	19,000
Other noncurrent liabilities	-	83,665	-	-	83,665
Shareholders’ equity	303,134	69,750	16,985	(86,735)	303,134

	$111,828	$609,830	$8,051	$(86,735)	$642,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

May 30, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$60,512	$72,562	$2,774	$-	$135,848
Accounts receivable, net	-	15,220	949	-	16,169
Inventories	-	294,099	82	-	294,181
Income tax receivable	-	1,999	482	-	2,481
Prepaid expenses and other current assets	948	39,919	-	-	40,867

Total current assets	61,460	423,799	4,287	-	489,546
Properties, net	-	65,786	3,711	-	69,497
Investment in subsidiaries	(202)	46,439	-	(46,237)	-
Other noncurrent assets	2,984	29,723	1,407	-	34,114

	$64,242	$565,747	$9,405	$(46,237)	$593,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$77	$60,785	$221	$-	$61,083
Intercompany payable (receivable)	(229,255)	239,575	(10,320)	-	-
Gift cards and other deferred revenue	-	45,394	-	-	45,394
Accrued income taxes payable (receivable)	48	4,618	(166)	-	4,500
Other accrued liabilities	1,761	105,002	71	-	106,834

Total current liabilities	(227,369)	455,374	(10,194)	-	217,811

Long-term debt	159,443	19,000	(26,840)	(47,832)	103,771
Other noncurrent liabilities	-	91,575	-	-	91,575
Shareholders’ equity	132,168	(202)	46,439	1,595	180,000

	$64,242	$565,747	$9,405	$(46,237)	$593,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended May 29, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$2,806	$7,551	$(55)	$-	$10,302
Cash flow from investing activities:
Capital expenditures	-	(6,337)	-	-	(6,337)
Proceeds from disposition of properties	-	10,560	-	-	10,560
Proceeds from sale of restricted investments	-	756	-	-	756
Purchase of restricted investments	-	(756)	-	-	(756)

Net cash provided by investing activities	-	4,223	-	-	4,223

Cash flow from financing activities:
Proceeds from stock options exercised and other, net	2,391	-	-	-	2,391
Advances (to) from subsidiaries	(3,051)	2,872	179	-	-

Net cash (used in) provided by financing activities	(660)	2,872	179	-	2,391
Change in cash and cash equivalents	2,146	14,646	124	-	16,916
Cash and cash equivalents at beginning of period	38,433	147,233	2,246	-	187,912

Cash and cash equivalents at end of period	$40,579	$161,879	$2,370	$-	$204,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended May 30, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by operating activities	$1,175	$4,226	$653	$-	$6,054
Cash flow from investing activities:
Capital expenditures	-	(395)	-	-	(395)
Proceeds from disposition of properties	-	678	-	-	678
Proceeds from sale of restricted investments	-	3,317	-	-	3,317
Purchase of restricted investments	-	(3,074)	-	-	(3,074)

Net cash provided by investing activities	-	526	-	-	526
Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	310	-	-	-	310
Advances (to) from subsidiaries	(2,621)	5,411	(2,790)	-	-
Repurchase of convertible bonds	-	-	(26,840)	-	(26,840)

Net cash (used in) provided by financing activities	(2,311)	5,411	(29,630)	-	(26,530)
Change in cash and cash equivalents	(1,136)	10,163	(28,977)	-	(19,950)
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	-	155,798

Cash and cash equivalents at end of period	$60,512	$72,562	$2,774	$-	$135,848

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three months ended May 29, 2010 and May 30, 2009 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	May 29, 2010	May 30, 2009
Components of net periodic benefits cost:
Service cost	$271	$224
Interest cost	185	191
Amortization of unrecognized prior service costs	102	103
Amortization of net actuarial loss	13	5
Settlement charge	-	40
Curtailment charge	-	353

Net periodic benefit cost	$571	$916

Note 7 – Nonoperating income and expense

During the first quarter of fiscal 2010, a foreign subsidiary of the Company purchased $78,941,000 of the Company’s outstanding 6.375% convertible senior notes due 2036 in privately negotiated transactions at a purchase price of $27,399,000, including accrued interest. The Company recognized a gain of approximately $48,000,000 in connection with this transaction.

Other income during the first quarter of fiscal 2010 was primarily related to the recovery of $10,000,000 as a result of a foreign litigation settlement.

Note 8 – Income taxes

The Company continues to provide a valuation allowance against all deferred tax assets. As a result, the Company did not record any current or deferred federal tax benefit or expense on its operations for the first quarter of fiscal 2011. Minimal provisions for state and foreign income tax were made during the period.

Note 9 – Subsequent event

During the first quarter of fiscal 2011, the Company sold its distribution center near Chicago, Illinois for a purchase price of $11,800,000 and recorded a gain of approximately $1,600,000 related to this transaction, which was included in selling, general and administrative expenses. On July 1, 2010, the Company repaid $9,500,000 of industrial revenue bonds related to the distribution center with proceeds received from the sale. The $9,500,000 in bonds was classified as a current liability as of May 29, 2010.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of February 27, 2010, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares and other seasonal assortments in its stores. The results of operations for the three months ended May 29, 2010 and May 30, 2009 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of May 29, 2010, the Company operated 1,050 stores in the United States and Canada.

During the first quarter of fiscal 2011, the Company experienced first quarter operating income for the first time in six years, primarily as a result of an increase in comparable store sales, improved merchandise margins, well-managed inventory and controlled expenses.

Comparable store sales for the first three months of fiscal 2011 increased 14.3% compared to a decline of 7.5% in fiscal 2010, primarily as a result of increases in store traffic, conversion rate and average ticket. Helping to drive the improvement in sales was an increase in total sales on the Company’s privately branded loyalty card. During the first quarter of fiscal 2011, sales on the Pier 1 rewards card increased to 25.9% of U.S. store sales from 25.2% in fiscal 2010. Management believes that the Company’s results will continue to improve as a result of its merchandise assortments, the improved in-store experience and the strong focus placed on the customer.

The Company’s merchandise margins improved to 58.6% during the first quarter of fiscal 2011 compared to 54.2% for the same period last year. The increase in margins was a result of decreased clearance activity, reduced vendor and supply chain costs and well-managed inventory levels. For fiscal 2011, the Company expects merchandise margin to be at least 56%.

Inventory was in line with the Company’s expectations and was $303.2 million at the end of the first quarter compared to $294.2 million at the end of the first quarter last year. Management continues to strategically manage inventory purchases and monitor inventory levels to keep in line with consumer demand.

Store occupancy costs for the quarter were $65.2 million, a decline of $2.3 million compared to the same period last year. This decrease was the result of reduced store count and negotiated rental rate reductions on existing stores. The Company expects to open three to five and close 10 to 15 stores during fiscal 2011.

Marketing expenses for the quarter remained relatively flat when compared to the same period last year, but are expected to be slightly higher than originally planned during the third and fourth quarters of fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The Company has seen improved response to its recent marketing campaigns and plans to increase its spending during the fall and holiday selling season. The current forecasted marketing spend is now approximately $65.0 million for fiscal 2011.

The Company ended the first quarter of fiscal 2011 with $204.8 million in cash and cash equivalents, an increase of $16.9 million when compared to the end of fiscal 2010. During the first quarter of fiscal 2011, the Company finalized the sale of its distribution center near Chicago, Illinois, for a purchase price of $11.8 million, recording a gain of $1.6 million. On July 1, 2010, the Company repaid $9.5 million of industrial revenue bonds related to the distribution center by utilizing proceeds it received from the sale, which reduced the Company’s total debt, including the current portion, to approximately $26 million.

Including cash and available credit, the Company had total liquidity of $318.0 million as of the end of the first quarter. Although the Company’s improved performance during the first quarter of fiscal 2011 is encouraging, management realizes it must continue to be prudent in managing inventory purchases, as well as control expenses throughout the balance of fiscal 2011.

Results of Operations

Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 29, 2010 and May 30, 2009:

	Three Months Ended
	May 29, 2010	May 30, 2009
Key Performance Indicators
Total sales growth (decline)	8.9%	(9.3%)
Comparable stores sales growth (decline)	14.3%	(7.5%)
Sales per average retail square foot	$155	$147
Merchandise margins as a % of sales	58.6%	54.2%
Gross profit as a % of sales	37.4%	30.2%
Selling, general and administrative expenses as a % of sales	33.0%	37.5%
Operating income (loss) as a % of sales	2.7%	(9.5%)
Net income as a % of sales (1)	2.5%	10.4%

	May 29, 2010	May 30, 2009
Inventory per retail square foot	$37	$35
Total retail square footage (in thousands)	8,260	8,438
Total retail square footage decline from the same period last year	(2.1%)	(3.8%)

(1)

Net income for the three months ended May 30, 2009 included a $10.0 million gain related to the recovery of a litigation settlement and a $47.8 million gain from the repurchase of a portion of the Company’s convertible debt during the period.

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended
	May 29, 2010	May 30, 2009
Stores	$303,205	$279,168
Other (1)	3,054	1,962

Net sales	$306,259	$281,130

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V. and gift card breakage.

Net sales for the first quarter of fiscal 2011 were $306.3 million, an increase of 8.9% over last year’s first quarter net sales of $281.1 million. Comparable store sales for the quarter increased 14.3%, compared to a decline of 7.5% for the same period in the prior year. The increase in sales was primarily the result of an increase in store traffic, conversion rate and average ticket. Without the effects of Canadian currency conversion rates, the increase in comparable store sales would have been 12.9% for the quarter. Total store count as of May 29, 2010 was 1,050 compared to 1,073 stores a year ago. During the first quarter of fiscal 2011, sales on the Pier 1 rewards card increased to 25.9% of U.S. store sales from 25.2% in the first quarter of fiscal 2010.

The increase in sales for the three-month period was comprised of the following components (in thousands):

Net Sales
Net sales for the three months ended May 30, 2009	$281,130
Incremental sales increase (decline) from:
New stores opened during fiscal 2011	196
Comparable stores	38,071
Closed stores and other	(13,138)

Net sales for the three months ended May 29, 2010	$306,259

A summary reconciliation of stores open at the beginning of fiscal 2011 to the number open at the end of the first quarter follows:

	United States	Canada	Total
Open at February 27, 2010	973	81	1,054
Openings	2	-	2
Closings	(4)	(2)	(6)

Open at May 29, 2010 (1)	971	79	1,050

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At May 29, 2010, there were 35 locations in Mexico. These locations were excluded from the table above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Gross Profit – Gross profit for the first quarter of fiscal 2011, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 37.4% as a percentage of sales compared to 30.2% for the same period last year. Merchandise margins for the first quarter increased 440 basis points to 58.6% of sales over last year’s 54.2% of sales. Reduced vendor and supply chain costs coupled with decreased clearance activity and well managed inventory levels positively impacted merchandise margins compared to the same period last year. Store occupancy costs were $65.2 million for the first quarter of fiscal 2011 compared to $67.5 million for the same period last year. The decline was primarily the result of negotiated rental reductions with the Company’s landlords in addition to a lower overall store count. Additionally, property taxes and insurance costs decreased when compared to the prior year, slightly offset by an increase in maintenance costs.

Operating Expenses and Depreciation – Selling, general and administrative expenses for the first quarter of fiscal 2011 were $101.1 million, a decrease of $4.5 million when compared to the same period last year. As a percentage of sales, these expenses decreased 450 basis points as a result of the leveraging of relatively fixed costs over a higher sales base.

Selling, general and administrative expenses for the quarter included the charges summarized in the table below (in thousands):

Quarter	May 29, 2010		May 30, 2009		Increase / (Decrease)
	Expense	% of Sales	Expense	% of Sales
Store payroll	$50,847	16.6%	$50,779	18.1%	$68
Marketing	13,568	4.4%	13,099	4.7%	469
Store supplies, services and other	7,234	2.4%	7,008	2.5%	226

Variable costs	71,649	23.4%	70,886	25.2%	763
Administrative payroll	18,786	6.1%	18,234	6.5%	552
Other relatively fixed expenses	11,205	3.7%	9,385	3.3%	1,820

Relatively fixed costs	29,991	9.8%	27,619	9.8%	2,372
Lease termination costs and other	1,062	0.3%	6,884	2.4%	(5,822)
(Gain) loss on sale of fixed assets	(1,650)	-0.5%	168	0.1%	(1,818)

Special charges	(588)	-0.2%	7,052	2.5%	(7,640)

	$101,052	33.0%	$105,557	37.5%	$(4,505)

Expenses that tend to fluctuate with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental increased $0.8 million. Store payroll, including bonus, remained relatively flat when compared to the same period last year. Marketing expenditures were $13.6 million, an increase of $0.5 million from the first quarter of fiscal 2010, and a decrease of 30 basis points as a percentage of sales. The increase in dollars was primarily as a result of an increase in newspaper inserts, direct mail and radio, partly offset by a decrease in television advertising and catalogs. Marketing expenses for the first quarter were $13.6 million or 4.4% as a percentage of sales. Other variable expenses, primarily supplies and equipment rental, increased $0.2 million when compared to the same period last year.

Relatively fixed selling, general and administrative expenses during the first quarter of fiscal 2011 increased $2.4 million from the same period last year, but remained flat as a percentage of sales. Administrative payroll increased $0.6 million during the first quarter of fiscal 2011 when compared to last year, primarily as a result of a slight increase in salaries and an increase in accrued management bonuses. All other relatively fixed costs increased $1.8 million or 40 basis points as a percentage of sales. This increase relates primarily to the foreign currency revaluation which was an expense of $0.1 million in the current year compared to a $1.1 million gain in the prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Lease termination costs and other expenses were $1.1 million, a decrease of $5.8 million from the first quarter of the prior year. This decrease was primarily the result of decreased activity in lease terminations and buyout agreements. In addition, only six stores were closed during the first quarter of fiscal 2011 compared to 19 store closures during the first quarter of fiscal 2010. During the first quarter of fiscal 2011, the Company sold its distribution center near Chicago, Illinois, and recorded a gain of $1.6 million.

Depreciation and amortization expense for the first quarter of fiscal 2011 was $5.1 million compared to $6.0 million for the same period last year. This decrease was primarily the result of certain assets becoming fully depreciated during fiscal 2010, coupled with store closures and minimal capital expenditures last year.

The operating income for the first quarter of fiscal 2011 was $8.3 million compared to a loss of $26.7 million for last year’s first quarter. This improvement was primarily the result of an increase in comparable store sales, improved merchandise margins, well-managed inventory and controlled expenses.

Nonoperating income and expense – During the first quarter of fiscal 2011 nonoperating expense was $0.4 million, compared to nonoperating income of $55.8 million for the same period in fiscal 2010. This decrease was primarily the result of the Company recording a gain of $47.8 million related to the repurchase of a portion of its debt during the first quarter of fiscal 2010, with no comparable gain in the current year. In addition, the Company settled a lawsuit during the first quarter of fiscal 2010 and recorded a $10.0 million gain as a result of the recovery.

Income taxes – The Company continues to provide a valuation allowance against all deferred tax assets. As a result, no current or deferred federal tax benefit or expense was recorded on the results of the first quarter of fiscal 2011 and only minimal state and foreign tax provisions were made during the period.

Net Income – Net income for the first quarter of fiscal 2011 was $7.7 million, or $0.07 per share, compared to $29.3 million, or $0.32 per share, for the first quarter of fiscal 2010.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2011 with $204.8 million in cash and temporary investments compared to $187.9 million at the end of fiscal 2010. Operating activities in the first quarter of fiscal 2011 provided $10.3 million of cash, primarily as a result of the Company’s net income, a decrease in inventory and an increase in accounts payable. These cash inflows were partially offset by an increase in accounts receivable and prepaid assets and a decrease in income taxes payable.

Inventory levels at the end of the first quarter of fiscal 2011 were $303.2 million, down $10.3 million or 3.3%, from inventory levels at the end of fiscal 2010. At the end of the first quarter of fiscal 2011, inventory per retail square foot was $37 compared to $38 at fiscal 2010 year end. The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Total inventory at the end of fiscal 2011 is expected to be approximately $300 million to $320 million.

During the first three months of fiscal 2011, investing activities provided $4.2 million compared to $0.5 million during the same period last year. Proceeds from the sale of the Company’s distribution center near Chicago, Illinois provided $10.6 million. Capital expenditures were $6.3 million in fiscal 2011 compared to $0.4 million in fiscal 2010. Capital expenditures for fiscal 2011 are now expected to be approximately $35.0 million.

Financing activities provided $2.4 million, primarily related to the exercises of employee stock options during the quarter, compared to using $26.5 million for the same period last year. The change in financing activities was primarily the result of $26.8 million used in the prior year to repurchase a portion of the Company’s convertible notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2011 were $157.0 million. The present value of total existing minimum operating lease commitments discounted at 10% was $617.1 million at the fiscal 2011 first quarter end compared to $714.0 million at the fiscal 2010 first quarter end.

During the first quarter of fiscal 2011, the Company sold its distribution center near Chicago, Illinois for a purchase price of $11.8 million and recorded a gain of approximately $1.6 million related to this transaction. Subsequent to quarter end, the Company repaid approximately $9.5 million of industrial revenue bonds related to the distribution center with proceeds received from the sale. The $9.5 million in bonds was classified as current portion of long-term debt as of May 29, 2010. The remaining $16.5 million classified as current portion of long-term debt relates to the Company’s 6.375% convertible senior notes due 2036. The Company anticipates that these notes will be repaid on or before February 15, 2011.

The Company’s bank facilities at the end of the first quarter of fiscal 2011 included a $300 million credit facility, expiring in May 2012, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables. As of May 29, 2010, the Company had no outstanding cash borrowings and had utilized $74.8 million in letters of credit and bankers’ acceptances. If advances under the facility result in availability of less than $30.0 million, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement. The Company does not anticipate falling below this minimum availability in the foreseeable future. As of May 29, 2010, the Company’s calculated borrowing base was $218.0 million. After excluding the required minimum of $30.0 million and the $74.8 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $113.2 million remained available for cash borrowings. As of the end of the first quarter of fiscal 2011, the Company was in compliance with required covenants stated in the agreement.

Working capital requirements are expected to be funded from cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements and the repayment of its debt.

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

Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company.

PART I

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 27, 2010.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 29, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of common stock of the Company made during the three months ended May 29, 2010 by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934. During the first quarter of fiscal 2011, 54,443 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other information — Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 29, 2010 for the purpose of electing as directors the five nominees named in the proxy statement to hold office until the next annual meeting of shareholders and until their successors are elected and qualified; to approve an amendment of the Pier 1 Imports, Inc. Stock Purchase Plan to authorize an additional 3,500,000 shares of Pier 1 Imports’ common stock to the plan and to extend the term of the plan for five years; to ratify the Audit Committee’s approval to engage Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2011; and to vote on a shareholder proposal, if properly submitted at the meeting. The results of the election and the votes follow:

Election as directors of the five nominees named in the proxy statement to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. In order to be elected, a nominee for director must receive the affirmative vote of a majority of the votes cast with respect to such nominee by the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors.

Director	For	Against	Abstain	Broker Non-Votes
John H. Burgoyne	79,341,072	10,751,510	62,934	12,295,624
Michael R. Ferrari	85,617,574	4,477,375	60,566	12,295,624
Terry E. London	86,789,265	3,303,264	62,987	12,295,624
Alexander W. Smith	85,966,109	4,141,605	47,802	12,295,624
Cece Smith	86,816,973	3,286,614	51,929	12,295,624

Amendment of the Pier 1 Imports, Inc. Stock Purchase Plan to authorize an additional 3,500,000 shares of Pier 1 Imports’ common stock to the plan and to extend the term of the plan for five years. The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required for approval.

For	Against	Abstain	Broker Non-Votes
83,270,985	6,248,532	635,999	12,295,624

Ratification of the Audit Committee’s approval to engage Ernst & Young LLP as Pier 1 Imports’ independent registered public accounting firm for fiscal 2011 . The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required for approval.

For	Against	Abstain	Broker Non-Votes
99,369,652	3,026,058	55,429	N/A

Approval of the shareholder proposal, if properly presented at the annual meeting. To be approved, the shareholder proposal must receive the affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the proposal.

For	Against	Abstain	Broker Non-Votes
33,803,473	55,423,271	928,772	12,295,624

Item 6.	Exhibits.

The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date:	July 2, 2010	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	July 2, 2010	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	July 2, 2010	By:	/s/ Laura A. Coffey
Laura A. Coffey, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009.

10.1*	Third Amendment dated June 29, 2010 to Pier 1 Imports, Inc. Stock Purchase Plan.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed	herewith