Form 10-Q
period 2010-08-28
PIER 1 IMPORTS INC/DE
filed 2010-10-05
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 28, 2010

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

As of October 4, 2010, 117,206,814 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net sales	$309,869	$286,674	$616,128	$567,803

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	195,418	205,085	387,280	401,401
Selling, general and administrative expenses	94,341	91,041	195,393	196,598
Depreciation and amortization	4,908	5,852	9,987	11,812

	294,667	301,978	592,660	609,811

Operating income (loss)	15,202	(15,304)	23,468	(42,008)

Nonoperating (income) and expenses:
Interest and investment income	(407)	(429)	(755)	(956)
Interest expense	1,650	3,008	3,092	5,945
Gain on retirement of debt	-	(1,822)	-	(49,654)
Other income	(625)	(442)	(1,313)	(10,851)

	618	315	1,024	(55,516)

Income (loss) before income taxes	14,584	(15,619)	22,444	13,508
Income tax provision (benefit)	200	161	390	(26)

Net income (loss)	$14,384	$(15,780)	$22,054	$13,534

Earnings (loss) per share:
Basic	$0.12	$(0.17)	$0.19	$0.15

Diluted	$0.12	$(0.17)	$0.19	$0.15

Average shares outstanding during period:
Basic	116,414	91,450	116,305	91,281

Diluted	116,923	91,450	117,004	91,281

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 28, 2010	February 27, 2010	August 29, 2009
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $146,876, $176,503 and $94,362, respectively	$187,611	$187,912	$108,539
Accounts receivable, net	16,226	14,701	15,922
Inventories	352,036	313,496	336,298
Income tax receivable	527	561	2,430
Prepaid expenses and other current assets	21,838	37,157	41,876

Total current assets	578,238	553,827	505,065
Properties, net of accumulated depreciation of $448,796, $439,662 and $429,885, respectively	57,024	55,837	63,764
Other noncurrent assets	33,024	33,310	37,704

	$668,286	$642,974	$606,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,380	$65,344	$105,854
Current portion long-term debt	16,506	16,435	-
Gift cards and other deferred revenue	41,986	44,356	42,771
Accrued income taxes payable	1,907	4,967	4,494
Other accrued liabilities	101,900	106,073	101,560

Total current liabilities	247,679	237,175	254,679
Long-term debt	9,500	19,000	84,445
Other noncurrent liabilities	80,666	83,665	99,671

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000, 125,232,000 and 100,779,000 issued, respectively	125	125	101
Paid-in capital	243,965	264,477	207,576
Retained earnings	215,742	193,688	120,375
Cumulative other comprehensive income (loss)	(421)	(699)	63
Less — 8,079,000, 9,645,000 and 10,015,000 common shares in treasury, at cost, respectively	(128,970)	(154,457)	(160,377)

	330,441	303,134	167,738
Commitments and contingencies	-	-	-

	$668,286	$642,974	$606,533

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 28, 2010	August 29, 2009
Cash flow from operating activities:
Net income	$22,054	$13,534
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	15,996	16,783
(Gain)/loss on disposal of fixed assets	(1,683)	156
Stock-based compensation expense	2,609	2,216
Deferred compensation	2,003	2,053
Lease termination expense	637	6,818
Amortization of deferred gains	(3,788)	(3,984)
Gain on retirement of convertible bonds	-	(49,654)
Other	1,446	2,330

Changes in cash from:
Inventories	(38,540)	(19,967)
Accounts receivable, prepaid expenses and other current assets	(515)	7,187
Income tax receivable	34	(281)
Accounts payable and accrued expenses	11,499	13,481
Accrued income taxes payable	(3,060)	60
Defined benefit plan liabilities	(59)	(1,725)
Other noncurrent assets	(75)	(299)
Other noncurrent liabilities	(32)	(18)

Net cash provided by (used in) operating activities	8,526	(11,310)

Cash flow from investing activities:
Capital expenditures	(12,286)	(1,210)
Proceeds from disposition of properties	10,591	714
Proceeds from sale of restricted investments	786	3,440
Purchase of restricted investments	(784)	(3,200)

Net cash used in investing activities	(1,693)	(256)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	2,366	308
Repayment of long-term debt	(9,500)	-
Retirement of convertible bonds	-	(31,593)
Debt issuance costs	-	(4,408)

Net cash used in financing activities	(7,134)	(35,693)

Change in cash and cash equivalents	(301)	(47,259)
Cash and cash equivalents at beginning of period	187,912	155,798

Cash and cash equivalents at end of period	$187,611	$108,539

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 28, 2010

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance February 27, 2010	115,587	$125	$264,477	$193,688	$(699)	$(154,457)	$303,134
Comprehensive income:
Net income	-	-	-	22,054	-	-	22,054
Other comprehensive income:
Pension adjustments	-	-	-	-	271	-	271
Currency translation adjustments, net	-	-	-	-	7	-	7

Comprehensive income							22,332

Restricted stock compensation	993	-	(13,950)	-	-	15,913	1,963
Stock option compensation expense	-	-	646	-	-	-	646
Exercise of stock options, directors deferred and other	573	-	(7,208)	-	-	9,574	2,366

Balance August 28, 2010	117,153	$125	$243,965	$215,742	$(421)	$(128,970)	$330,441

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 28, 2010 AND AUGUST 29, 2009

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 27, 2010. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of August 28, 2010, and the results of operations and cash flows for the three and six months ended August 28, 2010 and August 29, 2009 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the three and six months ended August 28, 2010 and August 29, 2009, respectively, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 28, 2010, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings (loss) per share

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 6,204,000 and 11,333,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three months ended August 28, 2010 and August 29, 2009, respectively. There were 6,545,000 and 11,333,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the six months ended August 28, 2010 and August 29, 2009, respectively. Earnings (loss) per share for the three and six months ended August 28, 2010 and August 29, 2009 was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net income (loss), basic and diluted	$14,384	$(15,780)	$22,054	$13,534

Average shares outstanding during period:
Basic	116,414	91,450	116,305	91,281
Effect of dilutive stock options	61	-	183	-
Effect of dilutive restricted stock	448	-	516	-

Diluted	116,923	91,450	117,004	91,281

Earnings (loss) per share:
Basic	$0.12	$(0.17)	$0.19	$0.15

Diluted	$0.12	$(0.17)	$0.19	$0.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Comprehensive income (loss)

The components of comprehensive income (loss), net of applicable income taxes, for the three and six months ended August 28, 2010 and August 29, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net income (loss)	$14,384	$(15,780)	$22,054	$13,534
Currency translation adjustments, net	48	(911)	7	649
Pension adjustments	134	108	271	609

Comprehensive income (loss)	$14,566	$(16,583)	$22,332	$14,792

Note 3 – Stock-based compensation

For the three and six months ended August 28, 2010, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,217,000, or $0.01 per share, and $2,609,000, or $0.02 per share, respectively. For the three and six months ended August 29, 2009, the Company recorded stock-based compensation expense related to stock options and restricted stock of $980,000, or $0.01 per share, and $2,216,000, or $0.02 per share, respectively. The Company recognized no net tax benefit related to stock-based compensation during the first half of fiscal 2011 or fiscal 2010 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

As of August 28, 2010 there was approximately $870,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.5 years and $7,358,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.4 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents a rollforward of the liability balances for the six months ended August 28, 2010 and August 29, 2009 related to these closures (in thousands):

	Six Months Ended
	August 28, 2010	August 29, 2009
Beginning of period	$4,901	$4,998
Original charges	152	4,679
Revisions	485	2,139
Cash payments	(1,389)	(5,779)

End of period	$4,149	$6,037

Note 5 – Debt repayment

During the second quarter of fiscal 2011, the Company repaid $9,500,000 of industrial revenue bonds with proceeds received from the sale of its distribution center near Chicago, Illinois. This distribution center was sold during the first quarter of fiscal 2011 for a purchase price of $11,800,000 and the Company recorded a gain of $1,650,000 related to this transaction, which was included in selling, general and administrative expenses.

Note 6 – Condensed financial statements

The Company’s 6.375% convertible senior notes due 2036 (the “6.375% Notes”) are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s material domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee such notes are comprised of the Company’s foreign subsidiaries and certain other insignificant domestic consolidated subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is wholly owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended August 28, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$307,414	$2,455	$-	$309,869
Cost of sales (including buying and store occupancy costs)	-	193,273	2,145	-	195,418
Selling, general and administrative (including depreciation and amortization)	484	98,735	30	-	99,249

Operating income (loss)	(484)	15,406	280	-	15,202

Nonoperating (income) expense	(2,401)	3,020	(1)	-	618

Income before income taxes	1,917	12,386	281	-	14,584
Provision for income taxes	-	168	32	-	200

Net income after income taxes	1,917	12,218	249	-	14,384

Net income (loss) from subsidiaries	12,467	249	-	(12,716)	-

Net income (loss)	$14,384	$12,467	$249	$(12,716)	$14,384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$285,132	$2,364	$(822)	$286,674
Cost of sales (including buying and store occupancy costs)	-	203,871	2,065	(851)	205,085
Selling, general and administrative (including depreciation and amortization)	538	96,311	44	-	96,893

Operating income (loss)	(538)	(15,050)	255	29	(15,304)

Nonoperating (income) expense	(49,337)	3,005	(1,185)	47,832	315

Income (loss) before income taxes	48,799	(18,055)	1,440	(47,803)	(15,619)
Provision for income taxes	-	135	26	-	161

Net income (loss) after income taxes	48,799	(18,190)	1,414	(47,803)	(15,780)

Net income (loss) from subsidiaries	(16,776)	1,414	-	15,362	-

Net income (loss)	$32,023	$(16,776)	$1,414	$(32,441)	$(15,780)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended August 28, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$611,396	$4,732	$-	$616,128
Cost of sales (including buying and store occupancy costs)	-	383,193	4,087	-	387,280
Selling, general and administrative (including depreciation and amortization)	892	204,430	58	-	205,380

Operating income (loss)	(892)	23,773	587	-	23,468

Nonoperating (income) loss	(4,781)	5,807	(2)	-	1,024

Income before income taxes	3,889	17,966	589	-	22,444
Provision for income taxes	-	328	62	-	390

Net income after income taxes	3,889	17,638	527	-	22,054

Net income (loss) from subsidiaries	18,165	527	-	(18,692)	-

Net income (loss)	$22,054	$18,165	$527	$(18,692)	$22,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$565,118	$4,486	$(1,801)	$567,803
Cost of sales (including buying and store occupancy costs)	-	399,369	3,907	(1,875)	401,401
Selling, general and administrative (including depreciation and amortization)	978	207,344	88	-	208,410

Operating income (loss)	(978)	(41,595)	491	74	(42,008)

Nonoperating income	(49,647)	(3,762)	(2,107)	-	(55,516)

Income (loss) before income taxes	48,669	(37,833)	2,598	74	13,508
Provision (benefit) for income taxes	-	(75)	49	-	(26)

Net income (loss) after income taxes	48,669	(37,758)	2,549	74	13,534

Net income (loss) from subsidiaries	(35,209)	2,549	-	32,660	-

Net income (loss)	$13,460	$(35,209)	$2,549	$32,734	$13,534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

August 28, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$40,503	$144,864	$2,244	$-	$187,611
Accounts receivable, net	8	13,971	2,247	-	16,226
Inventories	-	352,036	-	-	352,036
Income tax receivable	-	527	-	-	527
Prepaid expenses and other current assets	451	21,387	-	-	21,838

Total current assets	40,962	532,785	4,491	-	578,238

Properties, net	-	53,443	3,581	-	57,024
Investment in subsidiaries	88,193	17,028	-	(105,221)	-
Other noncurrent assets	3,496	29,528	-	-	33,024

	$132,651	$632,784	$8,072	$(105,221)	$668,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20	$85,330	$30	$-	$85,380
Intercompany payable (receivable)	(214,328)	223,554	(9,226)	-	-
Current portion long-term debt	16,506	-	-	-	16,506
Gift cards and other deferred revenue	-	41,986	-	-	41,986
Accrued income taxes payable	-	1,907	-	-	1,907
Other accrued liabilities	12	101,648	240	-	101,900

Total current liabilities	(197,790)	454,425	(8,956)	-	247,679

Long-term debt	-	9,500	-	-	9,500
Other noncurrent liabilities	-	80,666	-	-	80,666
Shareholders’ equity	330,441	88,193	17,028	(105,221)	330,441

	$132,651	$632,784	$8,072	$(105,221)	$668,286

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$49,259	$57,040	$2,240	$-	$108,539
Accounts receivable, net	12	14,451	1,459	-	15,922
Inventories	-	336,241	57	-	336,298
Income tax receivable	-	1,948	482	-	2,430
Prepaid expenses and other current assets	491	41,385	-	-	41,876

Total current assets	49,762	451,065	4,238	-	505,065
Properties, net	-	60,079	3,685	-	63,764
Investment in subsidiaries	(17,753)	16,662	-	1,091	-
Other noncurrent assets	5,298	32,406	-	-	37,704

	$37,307	$560,212	$7,923	$1,091	$606,533

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$346	$105,101	$407	$-	$105,854
Intercompany payable (receivable)	(205,876)	214,931	(9,055)	-	-
Gift cards and other deferred revenue	-	42,771	-	-	42,771
Accrued income taxes payable (receivable)	48	4,613	(167)	-	4,494
Other accrued liabilities	516	100,968	76	-	101,560

Total current liabilities	(204,966)	468,384	(8,739)	-	254,679

Long-term debt	65,445	19,000	-	-	84,445
Other noncurrent liabilities	9,090	90,581	-	-	99,671
Shareholders’ equity	167,738	(17,753)	16,662	1,091	167,738

	$37,307	$560,212	$7,923	$1,091	$606,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended August 28, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by operating activities	$6,166	$2,296	$64	$-	$8,526
Cash flow from investing activities:
Capital expenditures	-	(12,286)	-	-	(12,286)
Proceeds from disposition of properties	-	10,591	-	-	10,591
Proceeds from sale of restricted investments	-	786	-	-	786
Purchase of restricted investments	-	(784)	-	-	(784)

Net cash used in investing activities	-	(1,693)	-	-	(1,693)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	2,366	-	-	-	2,366
Advances (to) from subsidiaries	(6,462)	6,528	(66)	-	-
Repayment of long-term debt	-	(9,500)	-	-	(9,500)

Net cash used in financing activities	(4,096)	(2,972)	(66)	-	(7,134)
Change in cash and cash equivalents	2,070	(2,369)	(2)	-	(301)
Cash and cash equivalents at beginning of period	38,433	147,233	2,246	-	187,912

Cash and cash equivalents at end of period	$40,503	$144,864	$2,244	$-	$187,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended August 29, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(26,965)	$13,803	$1,852	$-	$(11,310)
Cash flow from investing activities:
Capital expenditures	-	(1,210)	-	-	(1,210)
Proceeds from disposition of properties	-	714	-	-	714
Proceeds from sale of restricted investments	-	3,440	-	-	3,440
Purchase of restricted investments	-	(3,200)	-	-	(3,200)

Net cash used in investing activities	-	(256)	-	-	(256)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	308	-	-	-	308
Cash dividends	-	3,000	(3,000)	-	-
Debt issuance costs	(1,738)	(2,670)	-	-	(4,408)
Advances (to) from subsidiaries	20,759	(19,236)	(1,523)	-	-
Retirement/Repurchase of Convertible Bonds	(4,753)	-	(26,840)	-	(31,593)

Net cash provided by (used in) financing activities	14,576	(18,906)	(31,363)	-	(35,693)
Change in cash and cash equivalents	(12,389)	(5,359)	(29,511)	-	(47,259)
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	-	155,798

Cash and cash equivalents at end of period	$49,259	$57,040	$2,240	$-	$108,539

Note 7 – Defined benefit plans

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and six months ended August 28, 2010 and August 29, 2009 were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Components of net periodic benefits cost:
Service cost	$271	$224	$542	$448
Interest cost	185	191	370	382
Amortization of unrecognized prior service costs	103	103	205	206
Amortization of net actuarial loss	12	5	25	10
Settlement charge	-	-	-	40
Curtailment charge	-	-	-	353

Net periodic benefit cost	$571	$523	$1,142	$1,439

Note 8 – Nonoperating income and expense

During the first quarter of the prior year, a foreign subsidiary of the Company purchased $78,941,000 of the Company’s outstanding 6.375% Notes in privately negotiated transactions at a purchase price of $27,399,000, including accrued interest. The Company recognized a gain of $47,811,000 in connection with this transaction.

During the second quarter of the prior year, the Company entered into separate privately negotiated exchange agreements under which it retired $64,482,000 of the Company’s 6.375% Notes. Under the exchange agreements, the exchanging holders received $61,255,000 in aggregate principal of the Company’s new 9% convertible senior notes due 2036. In addition to this exchange, the Company also purchased $5,000,000 of the outstanding 6.375% Notes for $4,750,000 in cash. The Company recognized a net gain of $1,843,000 related to these transactions during the second quarter of fiscal 2010.

Other income during the first half of fiscal 2010 was primarily related to the recovery of $10,000,000 as a result of the settlement of a foreign litigation matter.

Note 9 – Income taxes

The Company continues to provide a valuation allowance against all deferred tax assets. As a result, the Company did not record any current or deferred federal tax benefit or expense on its operations for the first six months of fiscal 2011. Minimal provisions for state and foreign income tax were made during the period.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares, gifts and other seasonal assortments in its stores. The results of operations for the three and six months ended August 28, 2010 and August 29, 2009 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of August 28, 2010, the Company operated 1,048 stores in the United States and Canada.

For the second quarter of fiscal 2011, the Company experienced second quarter operating income for the first time in six years and net income for the fourth consecutive quarter, primarily as a result of an increase in comparable store sales, improved merchandise margins and controlled expenses.

Comparable store sales for the quarter and year-to-date periods grew 11.2% and 12.7%, respectively, which can be primarily attributed to an increase in average ticket, conversion and traffic over last year. Traffic was up in August and the first half of June and down slightly in late June and July as the summer clearance event was not repeated this year. Sales per retail square foot was $159 for the trailing twelve months ended August 28, 2010, compared to $145 last year. Management believes that the Company’s results will continue to improve as a result of its unique merchandise assortments, carefully managed cost base, the improved in-store experience and strong focus placed on the customer. In addition, the Company believes it has the right marketing initiatives in place for the remainder of the fiscal year to continue to drive customers into its stores.

Merchandise margins improved to 58.3% of sales for the second quarter of fiscal 2011 and 58.5% for the year-to-date period, compared to 52.0% and 53.1% for the same respective periods in the prior year. The increases in merchandise margins were the result of decreased clearance activity, reduced vendor and supply chain costs, and well-managed inventory levels. For the second half of fiscal 2011, the Company expects merchandise margins to be in the range of 57% to 58% of sales.

Inventory was in line with the Company’s expectations and was $352.0 million at the end of the second quarter compared to $336.3 million at the end of the second quarter last year as a result of holiday inventory being shipped three weeks earlier in the current year compared to a year ago. Management continues to strategically manage inventory purchases and monitor inventory levels to keep in line with consumer demand. The Company anticipates inventory levels at the end of fiscal 2011 to be at or slightly below inventory levels at fiscal 2010 year end.

Store occupancy costs for the second quarter were $66.3 million and $131.5 million for the year-to-date period, a decline of $1.2 million and $3.5 million, respectively, compared to the same periods a year ago. This decrease was primarily the result of favorable rent negotiations on a large number of existing stores and the reduced total store count this fiscal year. The Company expects to open three and close 11 stores during fiscal 2011 to end the year with approximately 1,046 stores.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Marketing expenses increased $0.8 million for the quarter and $1.2 million for the year-to-date period compared to the same periods last year. In an effort to encourage both frequency and new visits to stores, the Company’s marketing strategy for the second half of the year includes radio and television advertising, monthly event mailers, online marketing, and expanding social media presence. The Company’s current forecasted marketing spend is approximately $65.0 million for fiscal 2011.

The Company ended the second quarter of fiscal 2011 with $187.6 million in cash and cash equivalents, which was relatively flat when compared to the end of fiscal 2010. During the first quarter of fiscal 2011, the Company finalized the sale of its distribution center near Chicago, Illinois, for a purchase price of $11.8 million and recorded a gain of approximately $1.6 million. During the second quarter, the Company repaid $9.5 million of industrial revenue bonds related to the distribution center by utilizing a portion of the proceeds received from the sale, which reduced the Company’s total debt to approximately $26 million at the end of the quarter.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended August 28, 2010 and August 29, 2009:

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Key Performance Indicators
Total sales growth (decline)	8.1%	(10.5%)	8.5%	(9.9%)
Comparable stores sales growth (decline)	11.2%	(7.6%)	12.7%	(7.5%)
Merchandise margins as a % of sales	58.3%	52.0%	58.5%	53.1%
Gross profit as a % of sales	36.9%	28.5%	37.1%	29.3%
Selling, general and administrative expenses as a % of sales	30.4%	31.8%	31.7%	34.6%
Operating income (loss) as a % of sales	4.9%	(5.3%)	3.8%	(7.4%)
Net income (loss) as a % of sales (1)	4.6%	(5.5%)	3.6%	2.4%

	For the period ended
	August 28, 2010	August 29, 2009
Inventory per retail square foot	$43	$40
Sales per average retail square foot (2)	$159	$145
Total retail square footage (in thousands)	8,243	8,345
Total retail square footage decline from the same period last year	(1.2%)	(4.5%)

(1)

Net income for the six months ended August 29, 2009 included a $10.0 million gain related to the recovery of a litigation settlement and a $49.7 million gain related to the Company’s convertible debt transactions during the period.

(2)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Stores	$306,236	$283,618	$609,440	$562,786
Other (1)	3,633	3,056	6,688	5,017

Net sales	$309,869	$286,674	$616,128	$567,803

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Net sales for the second quarter of fiscal 2011 were $309.9 million, up 8.1% or $23.2 million from last year’s second quarter net sales of $286.7 million. Net sales increased $48.3 million or 8.5% from $567.8 million to $616.1 million during the six-month period ended August 28, 2010 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods grew 11.2% and 12.7%, respectively, which can be primarily attributed to an increase in average ticket and conversion over last year. Without the effects of Canadian currency conversion rates, the growth in comparable store sales would have been 10.6% for the quarter and 11.7% year-to-date. Total store count as of August 28, 2010 was 1,048 compared to 1,061 stores a year ago. Year-to-date sales on the Pier 1 rewards card comprised 25.1% of U.S. store sales compared to 25.7% for the same period last year.

Sales for the six-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 29, 2009	$567,803
Incremental sales growth (decline) from:
New stores opened during fiscal 2011	730
Comparable stores	68,800
Closed stores and other	(21,205)

Net sales for the six months ended August 28, 2010	$616,128

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2011 to the number open at the end of the second quarter follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	United States	Canada	Total
Open at February 27, 2010	973	81	1,054
Openings	2	-	2
Closings	(6)	(2)	(8)

Open at August 28, 2010 (1)	969	79	1,048

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sell Pier 1 Imports merchandise primarily in a “store within a store” format. At August 28, 2010, there were 36 locations in Mexico. These locations were excluded from the table above.

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 36.9% as a percentage of sales for the second quarter of fiscal 2011 compared to 28.5% for the same period last year, an 840 basis point improvement. Year- to-date gross profit was 37.1% as a percentage of sales, compared to 29.3% last year. Merchandise margins increased 630 basis points to 58.3% of sales for the second quarter and 540 basis points to 58.5% of sales for the six-month period ended August 28, 2010, from the comparable periods a year ago. Reduced vendor and supply chain costs, decreased clearance activity, and well-managed inventory levels positively impacted merchandise margins compared to the same periods last year. Store occupancy costs for the quarter were $66.3 million, or 21.4% of sales, a $1.2 million decrease compared to $67.5 million, or 23.5% of sales in the same quarter last year. Year-to-date, store occupancy costs were $131.5 million, or 21.3% of sales compared to $135.0 million, or 23.8% of sales for the same period last year. The decline for both periods was primarily the result of favorable rent negotiations with the Company’s landlords on a large number of existing stores coupled with a lower overall store count. Additionally, property taxes and insurance costs decreased when compared to the prior year, slightly offset by an increase in utility and maintenance costs.

Operating Expenses and Depreciation – Selling, general and administrative expenses for the second quarter of fiscal 2011 were $94.3 million, or 30.4% of sales, an increase of $3.3 million and a decrease of 140 basis points as a percentage of sales from the same quarter last year. Year-to-date selling, general and administrative expenses were $195.4 million, or 31.7% of sales, a decrease of $1.2 million or 290 basis points as a percentage of sales.

Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

	August 28, 2010		August 29, 2009		Increase / (Decrease)
Quarter	Expense	% of Sales	Expense	% of Sales
Store payroll	$52,111	16.8%	$48,620	17.0%	$3,491
Marketing	10,141	3.3%	9,387	3.3%	754
Store supplies, services and other	5,190	1.7%	7,430	2.6%	(2,240)

Variable costs	67,442	21.8%	65,437	22.8%	2,005
Administrative payroll	18,402	5.9%	16,462	5.7%	1,940
Other relatively fixed expenses	8,188	2.6%	5,665	2.0%	2,523

Relatively fixed costs	26,590	8.5%	22,127	7.7%	4,463
Lease termination costs and other	309	0.1%	3,477	1.2%	(3,168)

Other charges	309	0.1%	3,477	1.2%	(3,168)

	$94,341	30.4%	$91,041	31.8%	$3,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	August 28, 2010		August 29, 2009		Increase / (Decrease)
Year-to-Date	Expense	% of Sales	Expense	% of Sales
Store payroll	$102,958	16.7%	$99,399	17.5%	$3,559
Marketing	23,709	3.8%	22,486	4.0%	1,223
Store supplies, services and other	12,419	2.1%	14,437	2.5%	(2,018)

Variable costs	139,086	22.6%	136,322	24.0%	2,764
Administrative payroll	37,188	6.0%	34,698	6.1%	2,490
Other relatively fixed expenses	19,398	3.2%	15,050	2.7%	4,348

Relatively fixed costs	56,586	9.2%	49,748	8.8%	6,838
Lease termination costs and other	1,371	0.2%	10,528	1.8%	(9,157)
Gain on sale - Chicago distribution center	(1,650)	-0.3%	-	0.0%	(1,650)

Other charges	(279)	-0.1%	10,528	1.8%	(10,807)

	$195,393	31.7%	$196,598	34.6%	$(1,205)

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, increased $2.0 million from the same quarter last year and $2.8 million year-to-date. Store payroll increased $3.5 million for the quarter and $3.6 million year-to-date primarily as a result of additional associate hours at the stores to accommodate the higher sales volume, increased state unemployment taxes, and increased store bonuses. Marketing expenditures increased $0.8 million for the quarter and $1.2 million year-to-date. Marketing expenses were $10.1 million, or 3.3% as a percentage of sales for the second quarter and $23.7 million, or 3.8% as a percentage of sales for the year-to-date period. Other variable expenses, primarily supplies and equipment rental, decreased $2.2 million from the same quarter last year and $2.0 million year-to-date from the same periods last year. The decreases in the quarter and year-to-date periods were primarily due to the purchase of point of sale equipment that was previously rented. This purchase resulted in a decrease in equipment rental expense for the Company’s stores.

Relatively fixed selling, general and administrative expenses increased $4.5 million, or 80 basis points as a percentage of sales, from the same quarter last year and $6.8 million, or 40 basis points as a percentage of sales, year-to-date from the same period as last year. Administrative payroll increased $1.9 million for the quarter and $2.5 million for the first half of fiscal 2011, primarily as a result of an increase in management bonuses, and a slight increase in salaries and benefits. All other relatively fixed expenses increased $2.5 million for the quarter and $4.3 million for the year-to-date period. These increases were primarily related to favorable trends in the prior fiscal year for general insurance costs and foreign currency exchange rate gains that have not been repeated in the current fiscal year.

Lease termination costs and other expenses were $0.3 million for the quarter and $1.4 million for the year-to-date period, a decrease of $3.2 million and $9.2 million, respectively. These decreases were primarily the result of decreased activity in lease terminations and buyout agreements along with the closing of fewer stores in the second quarter and year-to-date periods of this year compared to the second quarter and year-to-date periods of last year. In addition, during the first quarter of fiscal 2011, the Company sold its distribution center near Chicago and recorded a gain of approximately $1.6 million.

Depreciation and amortization expense for the second quarter and year-to-date periods was $4.9 million and $10.0 million, respectively, compared to $5.9 million and $11.8 million for the same periods last year. The decreases were primarily the result of certain assets becoming fully depreciated during fiscal 2010, coupled with store closures and minimal capital expenditures in fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating income for the quarter was $15.2 million compared to a loss of $15.3 million for last year’s second quarter. For the first half of fiscal 2011, operating income totaled $23.5 million compared to a $42.0 million loss for the same period last year.

Nonoperating Income and Expense – During the second quarter of fiscal 2011 nonoperating expense was $0.6 million, compared to nonoperating expense of $0.3 million for the same period in fiscal 2010. Nonoperating expense year-to-date was $1.0 million, compared to nonoperating income of $55.5 million in the same period last year. This decrease during the first six months of fiscal 2011 was primarily the result of the Company recording a gain of $49.7 million related to a repurchase of a portion of the Company’s debt in the first quarter of the prior year and an exchange of a portion of the debt in the second quarter of the prior year. In addition, the Company settled a lawsuit during the first six months of fiscal 2010 and recorded a $10.0 million gain as a result of the recovery.

Income Taxes – The Company continues to provide a valuation allowance against all deferred tax assets. As a result no other current or deferred federal tax benefit or expense was recorded on the results of the first six months of fiscal 2011 and only minimal state and foreign tax provisions were made during the period.

Net Income (Loss) – During the second quarter of fiscal 2011, the Company recorded net income of $14.4 million, or $0.12 per share, compared to a net loss of $15.8 million, or $0.17 per share, for the same period last year. Net income for the first six months of fiscal 2011 was $22.1 million, or $0.19 per share, compared to $13.5 million, or $0.15 per share, for the first half of fiscal 2010.

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2011 with $187.6 million in cash and temporary investments compared to $108.5 million a year ago. Operating activities in the first half of fiscal 2011 provided $8.5 million of cash, primarily as a result of net income and an increase in accounts payable. These increases in cash were partially offset by an increase in inventory and a decrease in accrued taxes payable.

Inventory levels at the end of the second quarter of fiscal 2011 were $352.0 million, an increase of $15.7 million or 4.7%, from the second quarter of fiscal 2010. Inventory levels increased $38.5 million, or 12.3%, from inventory levels at the end of fiscal 2010, primarily as a result of the Company building its inventories in preparation for the holiday selling season. At the end of the second quarter of fiscal 2011, inventory per retail square foot was $43 compared to $40 at the end of the second quarter of fiscal 2010 as the Company began its seasonal build of merchandise approximately three weeks earlier in the current year. The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Current inventory levels are in line with the Company’s plan for the fiscal year. The Company expects inventory to be at or slightly below last year’s levels at the end of fiscal 2011.

During the first six months of fiscal 2011, investing activities used $1.7 million compared to $0.3 million during the same period last year. Proceeds from the sale of the Company’s distribution center near Chicago, Illinois during first quarter of fiscal 2011 provided $10.6 million. Capital expenditures were $12.3 million in fiscal 2011 compared to $1.2 million in fiscal 2010, consisting primarily of $5.8 million for new and existing stores and $6.4 million for information systems enhancements. Capital expenditures for fiscal 2011 are expected to be approximately $35.0 million.

Financing activities used $7.1 million, primarily related to the repayment of $9.5 million of industrial revenue bonds, partially offset by the exercises of employee stock options during the period, compared to using $35.7 million for the same period last year, which was primarily the result of $36.0 million related to the Company’s convertible debt transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2011 were $104.9 million. The present value of total existing minimum operating lease commitments discounted at 10% was $603.9 million at the fiscal 2011 second quarter end compared to $682.8 million at the fiscal 2010 second quarter end.

During the first six months of fiscal 2011, the Company sold its distribution center near Chicago, Illinois for a purchase price of $11.8 million and recorded a gain of approximately $1.6 million related to this transaction. The Company repaid approximately $9.5 million of industrial revenue bonds related to the distribution center with proceeds received from the sale. As of August 28, 2010, the Company had $16.5 million classified as the current portion of long-term debt, which relates to the Company’s 6.375% convertible senior notes due 2036. The Company anticipates that these notes will be repaid on or before February 15, 2011.

The Company’s bank facilities at the end of the second quarter of fiscal 2011 included a $300 million credit facility, expiring in May 2012, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables. As of August 28, 2010, the Company had no outstanding cash borrowings and had utilized $62.0 million in letters of credit and bankers’ acceptances, which was significantly less than the same period last year. If advances under the facility result in availability of less than $30.0 million, the Company will be required to comply with a fixed charge coverage ratio as stated in the agreement. The Company does not anticipate falling below this minimum availability in the foreseeable future. As of August 28, 2010, the Company’s calculated borrowing base was $279.0 million. After excluding the required minimum of $30.0 million and the $62.0 million in utilized letters of credit and bankers’ acceptances from the borrowing base, $187.0 million remained available for cash borrowings. As of the end of the second quarter of fiscal 2011, the Company was in compliance with required covenants stated in the agreement.

Working capital requirements are expected to be funded with cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements and the repayment of its debt.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 28, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

There were no purchases of common stock of the Company made during the six months ended August 28, 2010 by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934. During the second quarter of fiscal 2011, 540 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

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

PIER 1 IMPORTS, INC.

Date:	October 5, 2010	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	October 5, 2010	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	October 5, 2010	By:	/s/ Laura A. Coffey
Laura A. Coffey, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*Filed	herewith