Form 10-Q
period 2010-11-27
PIER 1 IMPORTS INC/DE
filed 2011-01-04
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 27, 2010

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

As of December 30, 2010, 117,276,818 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net sales	$353,759	$327,075	$969,887	$894,878

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	209,690	207,215	596,970	608,616
Selling, general and administrative expenses	117,524	111,620	312,917	308,218
Depreciation and amortization	4,666	5,469	14,653	17,281

	331,880	324,304	924,540	934,115

Operating income (loss)	21,879	2,771	45,347	(39,237)

Nonoperating (income) and expenses:
Interest and investment income	(413)	(392)	(1,168)	(1,348)
Interest expense	1,424	16,041	4,516	21,986
Gain on retirement of debt	-	-	-	(49,654)
Other (income) loss	(632)	3,904	(1,945)	(6,946)

	379	19,553	1,403	(35,962)

Income (loss) before income taxes	21,500	(16,782)	43,944	(3,275)
Income tax provision (benefit)	496	(55,595)	886	(55,622)

Net income	$21,004	$38,813	$43,058	$52,347

Earnings per share:
Basic	$0.18	$0.37	$0.37	$0.55

Diluted	$0.18	$0.37	$0.37	$0.55

Average shares outstanding during period:
Basic	116,479	104,384	116,363	95,649

Diluted	117,680	104,384	117,202	95,649

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 27, 2010	February 27, 2010	November 28, 2009
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $164,066, $176,503 and $59,322, respectively	$209,781	$187,912	$74,549
Accounts receivable, net	24,313	14,701	23,664
Inventories	338,437	313,496	339,599
Income tax receivable	972	561	56,915
Prepaid expenses and other current assets	20,694	37,157	42,929

Total current assets	594,197	553,827	537,656
Properties, net of accumulated depreciation of $453,956, $439,662 and $433,805, respectively	59,171	55,837	59,638
Other noncurrent assets	31,008	33,310	33,654

	$684,376	$642,974	$630,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,445	$65,344	$75,300
Current portion long-term debt	16,542	16,435	-
Gift cards and other deferred revenue	44,672	44,356	43,758
Accrued income taxes payable	2,313	4,967	4,750
Other accrued liabilities	116,931	106,073	117,289

Total current liabilities	241,903	237,175	241,097
Long-term debt	9,500	19,000	35,400
Other noncurrent liabilities	79,425	83,665	85,598

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	244,134	264,477	269,539
Retained earnings	236,746	193,688	159,188
Cumulative other comprehensive income (loss)	(262)	(699)	457
Less — 7,967,000, 9,645,000 and 10,020,000 common shares in treasury, at cost, respectively	(127,195)	(154,457)	(160,456)

	353,548	303,134	268,853
Commitments and contingencies	-	-	-

	$684,376	$642,974	$630,948

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 27, 2010	November 28, 2009
Cash flow from operating activities:
Net income	$43,058	$52,347
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	24,178	25,048
(Gain)/loss on disposal of fixed assets	(1,687)	202
Stock-based compensation expense	3,668	2,861
Deferred compensation	3,127	2,875
Lease termination expense	680	7,439
Amortization of deferred gains	(5,683)	(5,880)
Gain on retirement of convertible bonds	-	(49,654)
Charges related to the conversion of 9% Convertible Notes	-	18,308
Other	2,662	3,486

Changes in cash from:
Inventories	(24,941)	(23,268)
Accounts receivable, prepaid expenses and other current assets	(10,149)	(3,415)
Income taxes receivable	(411)	(54,766)
Accounts payable and accrued expenses	6,979	(4,825)
Income taxes payable	(2,654)	316
Defined benefit plan liabilities	(2,830)	(1,754)
Make whole interest provision on 9% Convertible Notes	-	(13,782)
Other noncurrent assets	(311)	(313)
Other noncurrent liabilities	(31)	(18)

Net cash provided by (used in) operating activities	35,655	(44,793)

Cash flow from investing activities:
Capital expenditures	(19,659)	(3,229)
Proceeds from disposition of properties	10,619	717
Proceeds from sale of restricted investments	3,818	3,440
Purchase of restricted investments	(3,815)	(3,200)
Collection of notes receivable	1,500	1,500

Net cash used in investing activities	(7,537)	(772)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	3,251	317
Repayment of long-term debt	(9,500)	-
Retirement of convertible bonds	-	(31,593)
Debt issuance costs	-	(4,408)

Net cash used in financing activities	(6,249)	(35,684)

Change in cash and cash equivalents	21,869	(81,249)
Cash and cash equivalents at beginning of period	187,912	155,798

Cash and cash equivalents at end of period	$209,781	$74,549

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 27, 2010

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance February 27, 2010	115,587	$125	$264,477	$193,688	$(699)	$(154,457)	$303,134
Comprehensive income:
Net income	-	-	-	43,058	-	-	43,058
Other comprehensive income:
Pension adjustments	-	-	-	-	(149)	-	(149)
Currency translation adjustments, net	-	-	-	-	586	-	586

Comprehensive income							43,495

Restricted stock compensation	988	-	(12,920)	-	-	15,811	2,891
Stock option compensation expense	-	-	777	-	-	-	777
Exercise of stock options, directors deferred, and other	690	-	(8,200)	-	-	11,451	3,251

Balance November 27, 2010	117,265	$125	$244,134	$236,746	$(262)	$(127,195)	$353,548

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 27, 2010

AND NOVEMBER 28, 2009

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Form 10-K for the year ended February 27, 2010. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of November 27, 2010, and the results of operations and cash flows for the three and nine months ended November 27, 2010 and November 28, 2009 have been made and consist only of normal recurring adjustments, except as otherwise described herein. The results of operations for the three and nine months ended November 27, 2010 and November 28, 2009, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 27, 2010, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 3,530,000 and 11,745,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three months ended November 27, 2010 and November 28, 2009, respectively. There were 5,003,000 and 11,745,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the nine months ended November 27, 2010 and November 28, 2009, respectively. Earnings per share for the three and nine months ended November 27, 2010 and November 28, 2009 was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net income, basic and diluted	$21,004	$38,813	$43,058	$52,347

Average shares outstanding during period:
Basic	116,479	104,384	116,363	95,649
Effect of dilutive stock options	494	-	260	-
Effect of dilutive restricted stock	707	-	579	-

Diluted	117,680	104,384	117,202	95,649

Earnings per share:
Basic	$0.18	$0.37	$0.37	$0.55

Diluted	$0.18	$0.37	$0.37	$0.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Comprehensive income

The components of comprehensive income for the three and nine months ended November 27, 2010 and November 28, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net income	$21,004	$38,813	$43,058	$52,347
Currency translation adjustments, net	579	287	586	936
Pension adjustments	(420)	107	(149)	716

Comprehensive income	$21,163	$39,207	$43,495	$53,999

Note 3 – Stock-based compensation

For the three and nine months ended November 27, 2010, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,059,000 or $0.01 per share, and $3,668,000, or $0.03 per share, respectively. For the three and nine months ended November 28, 2009, the Company recorded stock-based compensation expense related to stock options and restricted stock of $645,000, or less than $0.01 per share, and $2,861,000, or $0.03 per share, respectively. The Company recognized no net tax benefit related to stock-based compensation during the first nine months of fiscal 2011 or fiscal 2010 as a result of the Company’s valuation allowance on all deferred tax assets in both years.

As of November 27, 2010, there was approximately $734,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.3 years and $6,397,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Costs associated with exit activities

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on store profitability, lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities to cover the termination costs. At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the periods presented related to changes in estimated buyout terms or subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The following table represents a rollforward of the liability balances for the nine months ended November 27, 2010 and November 28, 2009 related to these closures (in thousands):

	Nine Months Ended
	November 27, 2010	November 28, 2009
Beginning of period	$4,901	$4,998
Original charges	155	4,708
Revisions	525	2,731
Cash payments	(2,221)	(6,792)

End of period	$3,360	$5,645

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

On December 20, 2010, subsequent to quarter-end, the Company called for redemption all of the remaining outstanding 6.375% convertible senior notes due 2036 (the “6.375% Notes”), which have a face value of $16,577,000. The redemption date for these notes is February 15, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended November 27, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$350,856	$2,903	$-	$353,759
Cost of sales (including buying and store occupancy costs)	-	207,222	2,468	-	209,690
Selling, general and administrative (including depreciation and amortization)	533	121,625	32	-	122,190

Operating income (loss)	(533)	22,009	403	-	21,879

Nonoperating (income) expenses	(2,399)	2,778	-	-	379

Income before income taxes	1,866	19,231	403	-	21,500
Provision for income taxes	-	462	34	-	496

Net income after income taxes	1,866	18,769	369	-	21,004

Net income (loss) from subsidiaries	19,138	369	-	(19,507)	-

Net income (loss)	$21,004	$19,138	$369	$(19,507)	$21,004

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$325,168	$2,854	$(947)	$327,075
Cost of sales (including buying and store occupancy costs)	-	205,667	2,495	(947)	207,215
Selling, general and administrative (including depreciation and amortization)	349	116,563	177	-	117,089

Operating income (loss)	(349)	2,938	182	-	2,771

Nonoperating expenses	16,699	2,853	1	-	19,553

Income (loss) before income taxes	(17,048)	85	181	-	(16,782)
Provision (benefit) for income taxes	-	(55,614)	19	-	(55,595)

Net income (loss) after income taxes	(17,048)	55,699	162	-	38,813

Net income (loss) from subsidiaries	55,861	162	-	(56,023)	-

Net income (loss)	$38,813	$55,861	$162	$(56,023)	$38,813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended November 27, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$962,252	$7,635	$-	$969,887
Cost of sales (including buying and store occupancy costs)	-	590,415	6,555	-	596,970
Selling, general and administrative (including depreciation and amortization)	1,425	326,055	90	-	327,570

Operating income (loss)	(1,425)	45,782	990	-	45,347

Nonoperating (income) expense	(7,180)	8,585	(2)	-	1,403

Income before income taxes	5,755	37,197	992	-	43,944
Provision for income taxes	-	790	96	-	886

Net income after income taxes	5,755	36,407	896	-	43,058

Net income (loss) from subsidiaries	37,303	896	-	(38,199)	-

Net income (loss)	$43,058	$37,303	$896	$(38,199)	$43,058

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$-	$890,287	$7,339	$(2,748)	$894,878
Cost of sales (including buying and store occupancy costs)	-	605,035	6,403	(2,822)	608,616
Selling, general and administrative (including depreciation and amortization)	1,327	323,907	265	-	325,499

Operating income (loss)	(1,327)	(38,655)	671	74	(39,237)

Nonoperating income	(32,948)	(908)	(2,106)	-	(35,962)

Income (loss) before income taxes	31,621	(37,747)	2,777	74	(3,275)
Provision (benefit) for income taxes	-	(55,690)	68	-	(55,622)

Net income after income taxes	31,621	17,943	2,709	74	52,347

Net income (loss) from subsidiaries	20,652	2,709	-	(23,361)	-

Net income (loss)	$52,273	$20,652	$2,709	$(23,287)	$52,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

November 27, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$40,868	$166,228	$2,685	$-	$209,781
Accounts receivable, net	8	21,848	2,457	-	24,313
Inventories	-	338,437	-	-	338,437
Income tax receivable	-	972	-	-	972
Prepaid expenses and other current assets	216	20,478	-	-	20,694

Total current assets	41,092	547,963	5,142	-	594,197

Properties, net	-	55,616	3,555	-	59,171
Investment in subsidiaries	107,489	17,400	-	(124,889)	-
Other noncurrent assets	3,470	27,538	-	-	31,008

	$152,051	$648,517	$8,697	$(124,889)	$684,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6	$61,408	$31	$-	$61,445
Intercompany payable (receivable)	(218,327)	227,309	(8,982)	-	-
Current portion long-term debt	16,542	-	-	-	16,542
Gift cards and other deferred revenue	-	44,672	-	-	44,672
Accrued income taxes payable (receivable)	-	2,313	-	-	2,313
Other accrued liabilities	282	116,401	248	-	116,931

Total current liabilities	(201,497)	452,103	(8,703)	-	241,903

Long-term debt	-	9,500	-	-	9,500
Other noncurrent liabilities	-	79,425	-	-	79,425
Shareholders’ equity	353,548	107,489	17,400	(124,889)	353,548

	$152,051	$648,517	$8,697	$(124,889)	$684,376

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash and cash equivalents	$23,147	$49,201	$2,201	$-	$74,549
Other accounts receivable, net	3	21,886	1,775	-	23,664
Inventories	-	339,599	-	-	339,599
Income tax receivable	-	56,433	482	-	56,915
Prepaid expenses and other current assets	265	42,664	-	-	42,929

Total current assets	23,415	509,783	4,458	-	537,656

Properties, net	-	55,979	3,659	-	59,638
Investment in subsidiaries	38,502	16,824	-	(55,326)	-
Other noncurrent assets	3,574	30,080	-	-	33,654

	$65,491	$612,666	$8,117	$(55,326)	$630,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31	$75,210	$59	$-	$75,300
Intercompany payable (receivable)	(220,154)	228,969	(8,815)	-	-
Gift cards and other deferred revenue	-	43,758	-	-	43,758
Accrued income taxes payable (receivable)	-	4,784	(34)	-	4,750
Other accrued liabilities	361	116,845	83	-	117,289

Total current liabilities	(219,762)	469,566	(8,707)	-	241,097

Long-term debt	16,400	19,000	-	-	35,400
Other noncurrent liabilities	-	85,598	-	-	85,598
Shareholders’ equity	268,853	38,502	16,824	(55,326)	268,853

	$65,491	$612,666	$8,117	$(55,326)	$630,948

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended November 27, 2010

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by operating activities	$9,644	$25,754	$257	$-	$35,655
Cash flow from investing activities:
Capital expenditures	-	(19,659)	-	-	(19,659)
Proceeds from disposition of properties	-	10,619	-	-	10,619
Proceeds from sale of restricted investments	-	3,818	-	-	3,818
Purchase of restricted investments		(3,815)			(3,815)
Collection of note receivable	-	1,500	-	-	1,500

Net cash used in investing activities	-	(7,537)	-	-	(7,537)

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	3,251	-	-	-	3,251
Advances (to) from subsidiaries	(10,460)	10,278	182	-	-
Repayment of long-term debt	-	(9,500)	-	-	(9,500)

Net cash (used in) provided by financing activities	(7,209)	778	182	-	(6,249)
Change in cash and cash equivalents	2,435	18,995	439	-	21,869
Cash and cash equivalents at beginning of period	38,433	147,233	2,246	-	187,912

Cash and cash equivalents at end of period	$40,868	$166,228	$2,685	$-	$209,781

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended November 28, 2009

(in thousands)

(unaudited)

	Pier 1 Imports, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$(38,808)	$(7,562)	$1,577	$-	$(44,793)
Cash flow from investing activities:
Capital expenditures	-	(3,229)	-	-	(3,229)
Proceeds from disposition of properties	-	717	-	-	717
Proceeds from sale of restricted investments	-	3,440	-	-	3,440
Purchase of restricted investments		(3,200)			(3,200)
Collection of note receivable	-	1,500	-	-	1,500

Net cash used in investing activities	-	(772)	-	-	(772)
Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	317	-	-	-	317
Cash dividends	-	3,000	(3,000)	-	-
Debt issuance costs	(1,738)	(2,670)	-	-	(4,408)
Advances (to) from subsidiaries	6,481	(5,194)	(1,287)	-	-
Retirement of convertible bonds	(4,753)	-	(26,840)	-	(31,593)

Net cash provided by (used in) financing activities	307	(4,864)	(31,127)	-	(35,684)
Change in cash and cash equivalents	(38,501)	(13,198)	(29,550)	-	(81,249)
Cash and cash equivalents at beginning of period	61,648	62,399	31,751	-	155,798

Cash and cash equivalents at end of period	$23,147	$49,201	$2,201	$-	$74,549

Note 7 – Defined benefit plans

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age, or certain termination events, a participant will receive benefits based on the participant’s highest compensation, years of service and years of plan participation. Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and nine months ended November 27, 2010 and November 28, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Components of net periodic benefits cost:
Service cost	$290	$224	$832	$673
Interest cost	152	191	522	573
Amortization of unrecognized prior service costs	103	103	308	308
Amortization of net actuarial loss	41	5	66	15
Settlement charge	145	-	145	40
Curtailment charge	-	-	-	353

Net periodic benefit cost	$731	$523	$1,873	$1,962

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

During the third quarter of the prior year, all $61,255,000 of the Company’s 9% Notes were voluntarily converted into shares of the Company’s common stock. The Company incurred non-operating charges of $18,308,000 in connection with this voluntary conversion.

Other income during the first nine months of fiscal 2010 was primarily related to the recovery of $10,000,000 as a result of the settlement of a foreign litigation matter.

Note 9 – Income taxes

The Company continues to provide a valuation allowance against all deferred tax assets. As a result, the Company did not record any significant current or deferred federal tax benefit or expense on its operations for the first nine months of fiscal 2011. Minimal provisions for state and foreign income tax were made during the period.

The Company recorded an income tax benefit of $55,595,000 during the third quarter of fiscal 2010 primarily as a result of the Worker, Homeownership and Business Assistance Act of 2009. This new law allowed businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years. This benefit resulted from the reversal of approximately $56,000,000 of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that were allowed to be carried back under the new law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 – Subsequent event

Subsequent to the quarter-end, the Company entered into a new private-label credit card program agreement (the “Program Agreement”) with Chase Bank USA, N.A. (“Chase”) which replaced the original private-label credit card agreement dated August 30, 2006 between the Company and Chase (the “Original Agreement”). The Program Agreement was effective January 1, 2011. The term of the Program Agreement is 18 months and the Company will continue to receive ongoing payments based on credit card sales.

The Original Agreement between the Company and Chase was terminated on December 31, 2010. As consideration for terminating the Original Agreement, the Company received a lump-sum payment from Chase on December 30, 2010 of $28,300,000 plus all remaining sums owed to the Company pursuant to the purchase and sale agreement between the parties dated August 30, 2006. The Company did not incur any penalties in connection with the termination of the agreement.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares, gifts and other seasonal assortments in its stores. The results of operations for the three and nine months ended November 27, 2010 and November 28, 2009 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of November 27, 2010, the Company operated 1,047 stores in the United States and Canada.

For the third quarter of fiscal 2011, the Company experienced net income for the fifth consecutive quarter, primarily as a result of an increase in comparable store sales, improved merchandise margins and controlled expenses.

Comparable store sales for the quarter and year-to-date periods grew 10.2% and 11.8%, respectively, which was attributable to increases in average ticket, conversion rate and traffic over last year. Sales per retail square foot were $163 for the trailing twelve months ended November 27, 2010, compared to $150 for the same period last year. Management believes that the Company’s results will continue to improve as a result of its unique merchandise assortments, carefully managed cost base, the improved in-store experience and strong focus placed on the customer. In addition, the Company believes it has the right multi-channel marketing initiatives in place for the remainder of the fiscal year to continue to drive customers into its stores.

Merchandise margins improved to 58.9% of sales for the third quarter of fiscal 2011 and 58.6% for the year-to-date period, compared to 56.6% and 54.4% for the same respective periods in the prior year. The increases in merchandise margins were the result of reduced vendor and supply chain costs, well-managed inventory levels and decreased clearance activity. Management remains focused on maximizing margins through negotiating advantageous vendor costs and ensuring an efficient supply chain and related expenses. The Company expects merchandise margins to be at least 57% of sales for the fourth quarter of fiscal 2011.

Inventory was in line with the Company’s expectations and was $338.4 million at the end of the third quarter, relatively flat compared to inventory at the end of the third quarter last year of $339.6 million. Management continues to strategically manage inventory purchases and monitor inventory levels to keep in line with consumer demand. The Company anticipates inventory levels at the end of fiscal 2011 to be near inventory levels at fiscal 2010 year end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Store occupancy costs for the quarter were $64.4 million, or 18.2% of sales, a $0.8 million decrease compared to $65.2 million, or 19.9% of sales in the same quarter last year. Year-to-date, store occupancy costs were $195.9 million, or 20.2% of sales, compared to $200.2 million, or 22.4% of sales for the same period last year. This decrease was primarily attributable to the reduced store count since the end of the third quarter last year coupled with the benefit from favorable rent negotiations last year and approximately 125 additional lease renewals in the current year. The Company expects to close one store during the fourth quarter of fiscal 2011 to end the year with approximately 1,046 stores.

Marketing expenses increased $3.5 million for the quarter and $4.7 million for the year-to-date period compared to the same periods last year. In an effort to encourage both frequency and new visits to stores, the Company’s marketing strategy for the fourth quarter includes radio and television advertising, online marketing, and expanding social media presence. The Company’s current forecasted marketing spend is approximately $66.0 million for fiscal 2011.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and nine months ended November 27, 2010 and November 28, 2009:

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Key Performance Indicators
Total sales growth (decline)	8.2%	8.7%	8.4%	(3.9%)
Comparable stores sales growth (decline)	10.2%	13.7%	11.8%	(0.6%)
Merchandise margins as a % of sales	58.9%	56.6%	58.6%	54.4%
Gross profit as a % of sales	40.7%	36.6%	38.4%	32.0%
Selling, general and administrative expenses as a % of sales	33.2%	34.1%	32.3%	34.4%
Operating income (loss) as a % of sales	6.2%	0.8%	4.7%	(4.4%)
Net income as a % of sales (1)	5.9%	11.9%	4.4%	5.8%

	For the period ended
	November 27, 2010	November 28, 2009
Inventory per retail square foot	$41	$41
Sales per average retail square foot (2)	$163	$150
Total retail square footage (in thousands)	8,238	8,329
Total retail square footage decline from the same period last year	(1.1%)	(4.3%)

(1)

Net income for the nine months ended November 28, 2009 included a $10.0 million gain related to the recovery of a litigation settlement, a $49.7 million gain related to the Company’s convertible debt transactions during the period, and an $18.3 million charge related to the Company’s convertible debt transactions.

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

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Stores	$349,180	$323,490	$958,620	$886,275
Other (1)	4,579	3,585	11,267	8,603

Net sales	$353,759	$327,075	$969,887	$894,878

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Net sales for the third quarter of fiscal 2011 were $353.8 million, an increase of 8.2% or $26.7 million from last year’s third quarter net sales of $327.1 million. Net sales increased $75.0 million, or 8.4%, from $894.9 million to $969.9 million during the nine-month period ended November 27, 2010 when compared to the same period last year. Comparable store sales for the quarter and year-to-date periods increased 10.2% and 11.8%, respectively, which was attributable to increases in average ticket, conversion rate and traffic over last year. The Canadian dollar continued to strengthen compared to the U.S. dollar, contributing to an increase in comparable store sales by approximately 50 basis points for the quarter and 80 basis points year-to-date. Sales per retail square foot for the year-to-date period were $163 compared to $150 for the same period last year and $152 at the end of last fiscal year. The store count at the end of the third quarter of fiscal year 2011 was 1,047 compared to 1,059 at the same time last year.

Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 28, 2009	$894,878
Incremental sales growth (decline) from:
New stores opened during fiscal 2011	1,591
Comparable stores	101,932
Closed stores and other	(28,514)

Net sales for the nine months ended November 27, 2010	$969,887

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2011 to the number open at the end of the third quarter follows:

	United States	Canada	Total
Open at February 27, 2010	973	81	1,054
Openings	3	-	3
Closings	(8)	(2)	(10)

Open at November 27, 2010 (1)	968	79	1,047

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 27, 2010, there were 37 locations in Mexico. These locations were excluded from the table above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 40.7% expressed as a percentage of sales for the third quarter of fiscal 2011 compared to 36.6% for the same period last year, a 410 basis point improvement. Year-to-date gross profit was 38.4% of sales, compared to 32.0% last year. Merchandise margins increased 230 basis points to 58.9% of sales for the third quarter and 420 basis points to 58.6% of sales for the nine-month period ended November 27, 2010, from the comparable periods a year ago. Reduced vendor and supply chain costs, well-managed inventory levels, and decreased clearance activity positively impacted merchandise margins compared to the same periods last year. Store occupancy costs for the quarter were $64.4 million, or 18.2% of sales, a $0.8 million decrease compared to $65.2 million, or 19.9% of sales in the same quarter last year. Year-to-date, store occupancy costs were $195.9 million, or 20.2% of sales compared to $200.2 million, or 22.4% of sales for the same period last year. This decrease was primarily attributable to the reduced store count since the end of the third quarter last year coupled with the benefit from favorable rent negotiations last year and approximately 125 additional lease renewals in the current year. Additionally, property taxes and insurance costs decreased when compared to the prior year, slightly offset by an increase in utility and maintenance costs.

Operating Expenses and Depreciation – Selling, general and administrative expenses for the third quarter of fiscal 2011 were $117.5 million, or 33.2% of sales, an increase of $5.9 million from the same quarter last year. Year-to-date selling, general and administrative expenses were $312.9 million, or 32.3% of sales, an increase of $4.7 million. Selling, general and administrative expenses for the quarter and year-to-date periods included the charges summarized in the tables below (in thousands):

	November 27, 2010		November 28, 2009		Increase / (Decrease)
Quarter	Expense	% of Sales	Expense	% of Sales
Store payroll	$56,909	16.1%	$54,584	16.7%	$2,325
Marketing	23,579	6.7%	20,116	6.2%	3,463
Store supplies, services and other	6,034	1.7%	6,903	2.1%	(869)

Variable costs	86,522	24.5%	81,603	24.9%	4,919

Administrative payroll	21,522	6.1%	19,356	5.9%	2,166
Other relatively fixed expenses	9,067	2.5%	9,750	3.0%	(683)

Relatively fixed costs	30,589	8.6%	29,106	8.9%	1,483
Lease termination costs and other	413	0.1%	911	0.3%	(498)

Other charges	413	0.1%	911	0.3%	(498)

	$117,524	33.2%	$111,620	34.1%	$5,904

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	November 27, 2010		November 28, 2009		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)
Store payroll	$159,867	16.5%	$153,984	17.2%	$5,883
Marketing	47,289	4.9%	42,602	4.8%	4,687
Store supplies, services and other	18,453	1.9%	21,339	2.4%	(2,886)

Variable costs	225,609	23.3%	217,925	24.4%	7,684
Administrative payroll	58,710	6.1%	54,052	6.0%	4,658
Other relatively fixed expenses	28,465	2.9%	24,800	2.8%	3,665

Relatively fixed costs	87,175	9.0%	78,852	8.8%	8,323
Lease termination costs and other	1,784	0.2%	11,441	1.3%	(9,657)
Gain on sale - Chicago distribution center	(1,650)	(0.2%)	-	0.0%	(1,650)

Other charges	134	0.0%	11,441	1.3%	(11,307)

	$312,918	32.3%	$308,218	34.4%	$4,700

Expenses that fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, increased $4.9 million from the same quarter last year and $7.7 million year-to-date. Store payroll increased $2.3 million for the quarter and $5.9 million year-to-date primarily as a result of additional associate hours at the stores to accommodate the higher sales volume, increased state unemployment taxes, and increased store bonuses. Marketing expenditures increased $3.5 million for the quarter and $4.7 million year-to-date. Marketing expenses were $23.6 million, or 6.7% of sales for the third quarter and $47.3 million, or 4.9% of sales for the year-to-date period, primarily from an increase in television and radio advertising partially offset by a decrease in expenses associated with the reduction of retail event mailers and advertising in newspapers. Other variable expenses, primarily supplies and equipment rental, decreased $0.9 million from the same quarter last year and $2.9 million year-to-date from the same periods last year. The decreases in the quarter and year-to-date periods were primarily due to the purchase of point of sale equipment that was previously rented. This purchase resulted in a decrease in equipment rental expense for the Company’s stores.

Relatively fixed selling, general and administrative expenses increased $1.5 million, but decreased 30 basis points as a percentage of sales, from the same quarter last year and increased $8.3 million, or 20 basis points as a percentage of sales, year-to-date from the same period as last year. Administrative payroll increased $2.2 million for the quarter and $4.7 million for the first nine months of fiscal 2011, primarily as a result of an increase in management bonus accrual, and a slight increase in salaries and benefits. All other relatively fixed expenses decreased $0.7 million for the quarter and increased $3.7 million for the year-to-date period. The increase for the year-to-date period was primarily related to favorable trends in the prior fiscal year for general insurance costs and foreign currency exchange rate gains that have not been repeated in the current fiscal year.

Lease termination costs and other expenses were $0.4 million for the quarter and $1.8 million for the year-to-date period, a decrease of $0.5 million and $9.7 million, respectively. These decreases were primarily the result of decreased activity in lease terminations and buyout agreements along with the closing of fewer stores this year compared to last year. In addition, during the first quarter of fiscal 2011, the Company sold its distribution center near Chicago and recorded a gain of approximately $1.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Depreciation and amortization expense for the third quarter and year-to-date periods was $4.7 million and $14.7 million, respectively, compared to $5.5 million and $17.3 million for the same periods last year. The decreases were primarily the result of certain assets becoming fully depreciated during fiscal 2010, coupled with store closures and minimal capital expenditures in fiscal years 2008 through 2010.

Operating income for the quarter was $21.9 million compared to $2.8 million for last year’s third quarter. For the year-to-date period, operating income totaled $45.3 million compared to a $39.2 million loss for the same period last year.

Nonoperating Income and Expense – During the third quarter of fiscal 2011 nonoperating expense was $0.4 million, compared to $19.6 million for the same period in fiscal 2010, primarily as a result of $18.3 million in charges associated with the voluntary conversion of the Company’s 9% convertible senior notes due 2036 during the third quarter of the prior year. Nonoperating expense year-to-date was $1.4 million, compared to nonoperating income of $36.0 million in the same period last year, which was primarily related to $49.7 million of gains related to repurchases and an exchange of a portion of the Company’s 6.375% convertible senior notes due 2036 (the “6.375% Notes”). In addition, the Company settled a lawsuit during the first nine months of fiscal 2010 and recorded a $10.0 million gain as a result of the recovery. These gains were partially offset by the $18.3 million in charges taken during fiscal 2010 on the voluntary conversion of the Company’s debt as stated above.

Income Taxes – The Company continues to provide a valuation allowance against all deferred tax assets. As a result no significant current or deferred federal tax benefit or expense was recorded on the results of the first nine months of fiscal 2011 and minimal state and foreign tax provisions were made during the period.

The Company recorded an income tax benefit of $55.6 million during the third quarter of fiscal 2010 primarily as a result of the Worker, Homeownership and Business Assistance Act of 2009. This new law allowed businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years. This benefit resulted from the reversal of approximately $56.0 million of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that were allowed to be carried back under the new law.

Net Income – During the third quarter of fiscal 2011, the Company recorded net income of $21.0 million, or $0.18 per share, compared to $38.8 million, or $0.37 per share, for the same period last year. Net income for the first nine months of fiscal 2011 was $43.1 million, or $0.37 per share, compared to $52.3 million, or $0.55 per share, for the first nine months of fiscal 2010.

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2011 with $209.8 million in cash and temporary investments compared to $74.5 million a year ago. Operating activities in the first nine months of fiscal 2011 provided $35.7 million of cash, primarily as the result of net income, which was partially offset by an increase in inventory and accounts receivable.

Inventory levels at the end of the third quarter of fiscal 2011 were $338.4 million, a decrease of $1.2 million or 0.3%, from the third quarter of fiscal 2010. Inventory levels increased $24.9 million, or 8.0%, from inventory levels at the end of fiscal 2010, primarily as a result of the Company building its inventories in preparation for the holiday selling season. Inventory per retail square foot at the end of the third quarter of fiscal 2011 was flat at $41 compared to the same period last year. The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Current inventory levels are in line with the Company’s plan for the fiscal year. The Company expects inventory to be near last year’s levels at the end of fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

During the first nine months of fiscal 2011, investing activities used $7.5 million compared to $0.8 million during the same period last year. Capital expenditures were $19.7 million in fiscal 2011 compared to $3.2 million in fiscal 2010, consisting primarily of $10.5 million for new and existing stores and $8.3 million for information systems enhancements. Capital expenditures for fiscal 2011 are expected to be approximately $35.0 million. Proceeds from the sale of the Company’s distribution center near Chicago, Illinois during first quarter of fiscal 2011 provided $10.6 million.

Financing activities used $6.2 million, primarily related to the repayment of $9.5 million of industrial revenue bonds, partially offset by the exercises of employee stock options during the first nine months of fiscal 2011. During the same period last year, financing activities used $35.7 million, which was primarily the result of $36.0 million related to the Company’s convertible debt transactions.

At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2011 were $52.6 million. The present value of total existing minimum operating lease commitments discounted at 10% was $588.4 million at the fiscal 2011 third quarter end compared to $654.9 million at the fiscal 2010 third quarter end.

During the first nine months of fiscal 2011, the Company sold its distribution center near Chicago, Illinois for a purchase price of $11.8 million and recorded a gain of approximately $1.6 million related to this transaction. The Company repaid approximately $9.5 million of industrial revenue bonds related to the distribution center with proceeds received from the sale. As of November 27, 2010, the Company had $16.5 million classified as the current portion of long-term debt, which relates to the Company’s 6.375% Notes. On December 20, 2010, subsequent to quarter-end, the Company called for redemption all of the remaining outstanding 6.375% Notes. The redemption date for all remaining 6.375% Notes outstanding is February 15, 2011.

The Company’s bank facilities at the end of the third quarter of fiscal 2011 included a $300 million credit facility, expiring in May 2012, which is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. As of November 27, 2010, the Company had no cash borrowings and approximately $58.4 million in letters of credit and bankers’ acceptances outstanding. The calculated borrowing base was $279.3 million, of which $220.9 million was available for additional borrowings. As of the end of the third quarter of fiscal 2011, the Company was in compliance with all required covenants stated in the agreement.

Subsequent to the quarter-end, the Company received a lump-sum payment from Chase Bank USA, N.A. (“Chase”) on December 30, 2010 of $28.3 million plus all remaining sums owed to the Company pursuant to the purchase and sale agreement between the Company and Chase dated August 30, 2006. See Note 10 of the Notes to Consolidated Financial Statements for further discussion regarding this payment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 27, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

There were no purchases of common stock of the Company made during the nine months ended November 27, 2010 by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10-b-18(a)(3) under the Securities Exchange Act of 1934.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

Effective January 1, 2011, Pier 1 Imports, Inc. (the “Company”) established the Pier 1 Imports, Inc. Deferred Compensation Plan (the “Plan”). The Plan permits select members of management and highly compensated employees of the Company’s affiliates to defer up to 50% of their compensation (generally W-2 earnings). The Company’s named executive officers are eligible to participate in the Plan. A copy of the Plan is attached as Exhibit No. 10.2 to this Report on Form 10-Q. The following is a brief description of the material terms and conditions of the Plan.

Participants’ compensation deferrals and earnings on those deferrals are fully vested. The Company’s matching contribution is (i) 100% of the first one percent of the participant’s compensation deferral, and (ii) 50% of the next four percent of the participant’s compensation deferral. Matching contributions are subject to the same vesting requirements as the Company’s 401(k) retirement plan. The 401(k) plan’s vesting schedule is 20% per year of service (as defined in the plan) beginning with two years of service. Participants are fully vested in the Company’s matching contributions plus earnings after six years of service with the Company.

Each participant may allocate their deferral amounts and Company matching contributions among a variety of different deemed investment crediting options. Subject to Plan rules, participants may elect to have their deferral account balance paid to them while employed or after separation from the Company. Vested matching account balances are distributed to participants only after separation from the Company.

The Pier 1 Umbrella Trust (the “Trust”) was amended effective January 1, 2011 to add the Plan to the Trust. A copy of this amendment is included as Exhibit No. 10.1 to this Report on Form 10-Q.

Effective with the commencement of the Plan, the Pier 1 Benefit Restoration Plan II will be closed to further contributions by participants pursuant to the terms of the amendment to such plan included as Exhibit No. 10.3 to this Report on Form 10-Q.

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

PIER 1 IMPORTS, INC. (Registrant)

Date:	January 4, 2011	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	January 4, 2011	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	January 4, 2011	By:	/s/ Laura A. Coffey
Laura A. Coffey, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed October 16, 2009.

10.1*	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011.

10.2*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011.

10.3*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009.

10.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 8, 2010.

10.5**	Credit Card Program Agreement by and between Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., dated December 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2010.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

*	Filed herewith
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.