Form 10-K
period 2011-02-26
PIER 1 IMPORTS INC/DE
filed 2011-04-25
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2011.

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

Large accelerated filer X		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes            No  X

As of August 27, 2010, the approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $743,972,000 based on the closing sales price on that day of $6.43 as reported by the New York Stock Exchange.

As of April 18, 2011, 118,209,814 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2011 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended February  26, 2011

		PART I	PAGE

Item	1.	Business.	3

Item	1A.	Risk Factors.	7

Item	1B.	Unresolved Staff Comments.	13

Item	2.	Properties.	13

Item	3.	Legal Proceedings.	15

Item	4.	Reserved.	15

		PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	16

Item	6.	Selected Financial Data.	18

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item	8.	Financial Statements and Supplementary Data.	35

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	61

Item	9A.	Controls and Procedures.	61

Item	9B.	Other Information.	63

		PART III

Item	10.	Directors, Executive Officers and Corporate Governance.	64

Item	11.	Executive Compensation.	64

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	64

Item	13.	Certain Relationships and Related Transactions, and Director Independence.	64

Item	14.	Principal Accounting Fees and Services.	64

		PART IV

Item	15.	Exhibits, Financial Statement Schedules.	65

PART I

Item 1.	Business.

(a)	General Development of Business.

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

As of February 26, 2011 the Company had 1,046 stores in the United States and Canada. In fiscal 2011, the Company opened 3 new Pier 1 Imports stores and closed 11 stores. Subject to changes in the retail environment, availability of suitable store sites, and lease renewal negotiations, the Company plans to open 12 new Pier 1 Imports stores and close 7 stores during fiscal 2012.

As of the end of fiscal 2011, the Company operates regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington. The Company ceased operations at its Company-owned 514,000 square foot distribution center near Chicago, Illinois during fiscal 2010 and completed the sale of the facility during the first quarter of fiscal 2011.

The Company has an arrangement to supply Grupo Sanborns, S.A. de C.V. (“Grupo Sanborns”) with Pier 1 Imports merchandise to be sold primarily in a “store within a store” format in certain stores operated by Grupo Sanborns’ subsidiaries, Sears Operadora de Mexico, S.A. de C.V. (“Sears Mexico”) and Corporacion de Tiendas Internationales, S.A. de C.V. (“Sears El Salvador”). The agreement with Grupo Sanborns will expire January 1, 2017. The agreement is structured in a manner which substantially insulates the Company from currency fluctuations in the value of the Mexican peso. As of February 26, 2011, Pier 1 Imports merchandise was offered in 38 Sears Mexico stores and one Sears El Salvador store. Since Sears Mexico and Sears El Salvador operate these locations, the Company has no employee or real estate obligations in Mexico or El Salvador.

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

During fiscal 2011, the Company entered into a new private-label credit card program agreement with Chase Bank USA, N.A. (“Chase”) effective January 1, 2011, with a term of eighteen months. In conjunction with this agreement, the Company and Chase terminated the original program agreement in consideration of payment to the Company from Chase of $28.3 million plus all remaining sums due to the Company by Chase.

During fiscal 2011 the Company repaid $9.5 million of industrial revenue bonds related to the Chicago, Illinois distribution center with proceeds received from the sale of the facility. In addition, all remaining 6.375% convertible senior notes due 2036 were surrendered in full during the fourth quarter of fiscal 2011 and the Company paid the holders all remaining principal and accrued interest.

The Company continues to use its website, www.pier1.com for marketing and product information, plus investor relations purposes. During fiscal 2011 the website was enhanced to include more products, better product descriptions and now provides in-store merchandise availability. In June 2011, the Company plans to launch its site to store e-commerce initiative called “Pier 1 To-Go”, which allows customers to order and reserve merchandise online and pick up and pay in store. Further, the Company has plans to invest additional capital in fiscal 2012 to enhance the website as an effective sales tool, and the Company will begin online selling in the near future. This phase of the e-commerce initiative will be called “Pier 1 To-You”.

(b)	Financial Information about Industry Segments.

In fiscal 2011, the Company conducted business as one operating segment consisting of the retail sale of decorative home furnishings, gifts and related items.

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

On February 26, 2011, the Company operated 967 Pier 1 Imports stores in the United States and 79 Pier 1 Imports stores in Canada. During fiscal 2011, the Company supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns which sold Pier 1 Imports merchandise primarily in a “store within a store” format in 38 Sears Mexico stores and one store in El Salvador. Pier 1 Imports stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 Imports stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2011, net sales of the Company totaled $1.4 billion.

Pier 1 Imports offers a unique selection of merchandise consisting of more than 5,000 items throughout the year imported from many countries around the world. While the broad categories of Pier 1 Imports’ merchandise remain fairly constant, individual items within these merchandise categories change frequently in order to meet the changing demands and preferences of customers. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES – This merchandise group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and contributed 61% to Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2011, 60% in fiscal year 2010 and 60% in fiscal year 2009. These items are imported primarily from Asian and European countries, as well as some domestic sources. This merchandise group includes decorative accents, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, bath and fragrance products, candles, bedding, seasonal and gift items.

FURNITURE – This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and on patios. Also included in this group are wall decorations and mirrors. This group constituted 39% of Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2011, 40% in fiscal year 2010 and 40% in fiscal year 2009. These goods are imported from a variety of countries such as Vietnam, Malaysia, Brazil, Thailand, China, the Philippines, India and Indonesia, and are also obtained from domestic sources. This merchandise group is generally made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 Imports has enjoyed long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a relatively short period of time, if necessary. In selecting the source of merchandise, Pier 1 Imports considers quality, dependability of delivery, and cost. During fiscal 2011, Pier 1 Imports sold merchandise imported from many different countries with approximately 56% of its sales derived from merchandise produced in China. The remainder of its merchandise is sourced from India, Vietnam, Indonesia and other countries around the world.

Imported merchandise and the majority of domestic purchases are delivered to the Company’s distribution centers, where merchandise is received, allocated and shipped to the various stores in each distribution center’s region.

The Company owns a number of federally registered trademarks and service marks under which Pier 1 Imports stores conduct business. Additionally, the Company has registered and has applications pending for the registration of certain other Pier 1 Imports trademarks and service marks in the United States, Canada and other foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company maintains a policy of pursuing registration of its marks and opposing any infringement of its marks.

The Company operates in the highly competitive specialty home retail business and competes primarily with specialty sections of large department stores, furniture and decorative home furnishings retailers, small specialty stores and mass merchandising discounters.

The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The Company monitors the level of returns and maintains a reserve for future returns based on historical experience and other known factors.

On February 26, 2011, the Company employed approximately 17,000 associates in the United States and Canada, of which approximately 3,400 were full-time employees and 13,600 were part-time employees.

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

Certain statements contained in Item 1, Item 1A, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Executive Officers of the Company

ALEXANDER W. SMITH, age 58, joined the Company as President and Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Smith served as group president of the TJX Companies, Inc. where he oversaw the operations and development of Home Goods, Marshalls, TJ Maxx, and a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and also ran their international operations.

CHARLES H. TURNER, age 54, was named Executive Vice President of the Company in April 2002 and has served as Chief Financial Officer of the Company since August 1999. Mr. Turner has served the Company for nineteen years in key executive capacities within the organization including Senior Vice President of Stores and Controller. Mr. Turner first became an officer of the Company in 1992 when he was named Principal Accounting Officer. Prior to joining the Company, he was Group Controller for JC Penney and a Senior Manager for KPMG Peat Marwick.

CATHERINE DAVID, age 47, joined the organization in August 2009 as Executive Vice President of Merchandising and was named an executive officer of the Company in October 2009. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essential, Sears Grand and The Great Indoors. Ms. David also previously served the Target Corporation for thirteen years in various positions including Vice President and General Manager of target.direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 59, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers including ten years as Senior Vice President of Human Resources at Zale Corporation and twenty-one years in various positions of increasing importance at Macys.

SHARON M. LEITE, age 48, joined the organization in August 2007 as Executive Vice President of Stores and was named an executive officer of the Company in September 2007. Prior to joining the Company, she spent eight years at Bath & Body Works, six years as Vice President of Store Operations and two years as a director. Before joining Bath & Body Works, Ms. Leite held various operations positions with several prominent retailers, including Gap, Inc., The Walt Disney Company, and Limited, Inc.

MICHAEL R. BENKEL, age 42, joined the organization in September 2008 as Senior Vice President of Planning and Allocations and was named an executive officer of the Company in July 2009. Prior to joining the Company, he spent eleven years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director – Inventory Management, and a home furnishings and furniture buyer.

MICHAEL A. CARTER, age 52, was named Senior Vice President, General Counsel and Secretary of the Company in December 2005. Mr. Carter has served within the organization for twenty years in various leadership capacities including Vice President – Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991 when he was named Assistant Secretary. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

LAURA A. COFFEY, age 44, was named Senior Vice President of Business Development and Strategic Planning in January 2011. Ms. Coffey has served within the organization for fourteen years in various capacities, including most recently as Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and was named Principal Accounting Officer in 2008. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

DONALD L. KINNISON, age 53, was named Senior Vice President of Marketing and Visual Merchandising in March 2008 and was named an executive officer of the Company in July 2009. Mr. Kinnison has served within the organization for twenty-one years in various capacities including Vice President of Visual Merchandising and Merchandise Support and Director, Visual Merchandising. Prior to joining the Company, Mr. Kinnison held various positions with May Company and Federated Department Stores.

The executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected or appointed and qualified or until their earlier resignation or removal. None of the above executive officers has any family relationship with any other of such officers or with any director of the Company. None of such officers was selected pursuant to any arrangement or understanding between him and any other person.

Item 1A.	Risk Factors.

Strategic Risks and Strategy Execution Risks

An overall decline in the health of the United States economy and its impact on consumer confidence and spending could adversely impact the Company’s results of operations.

The recession experienced by the United States in recent years resulted in a significant decline in the market value of domestic and foreign companies, adversely affecting the savings and investments of United States consumers. The resulting deterioration in consumer confidence and spending during that recessionary period resulted in consumers sacrificing purchases of discretionary items, including the Company’s merchandise. This adversely impacted the Company’s financial results during these years. Such a recession could occur again and could have a similar, if not worse, impact on the Company’s financial results.

The success of the business is dependent on factors affecting consumer spending that are not controllable by the Company.

Consumer spending, including spending for the home and home-related furnishings, are further dependent upon factors besides general economic conditions and include, but are not limited to, levels of employment, disposable consumer income, prevailing interest rates, consumer debt, costs of fuel, inflation, recession and fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and political conditions (including the possibility of a governmental shut down), and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products and therefore lower sales and negatively impact the business and its financial results.

Failure by the Company to identify and successfully implement strategic initiatives could have a negative impact on the Company.

The Company’s long-term growth, strategic plans and capital allocation strategies are dependent on the Company’s ability to identify and successfully implement those items. If these initiatives are not properly developed and successfully executed, the implementation of such initiatives may negatively impact the Company’s business operations and financial results. While the Company believes these disruptions would be short-term, it is unknown whether the impact would be material.

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

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and financial results.

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

The Company outsources some business processes to third parties including gift card tracking and authorization, credit card authorization and processing, store scheduling and time and attendance, insurance claims processing, U.S. customs filings and reporting, ocean freight processing, certain payroll processing and tax filings, and record keeping for retirement plans. In addition, the Company has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Company’s rewards program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have an adverse effect on the Company’s results of operations, financial condition, or ability to accomplish its financial and management reporting.

Factors that may or may not be controllable by the Company may adversely affect the Company’s financial performance.

Increases in the Company’s expenses that are beyond the Company’s control including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in insurance and healthcare, increases in postage and media costs, higher tax rates and changes in laws and regulations, including accounting standards, may negatively impact the Company’s financial results.

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

The profitability of the business is dependent on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate rent reductions to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics change, and the Company may choose to close an underperforming store before its lease expires and incur lease termination costs associated with that closing. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in greater profits.

Failure to attract and retain an effective management team or changes in the costs or availability of a suitable workforce to manage and support the Company’s stores and distribution facilities could adversely affect the business.

The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and employees. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the home office, stores and the distribution facilities, which could have an adverse effect on the business. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members. The focus of the Company’s overall compensation program encourages management to take a balanced approach on maintaining the Company’s profitability. The Company’s compensation policies, principles, objectives and practices are not structured to promote inappropriate risk taking by employees; however, there are no assurances that employees will not engage in taking risks that could negatively impact the Company.

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

Failure of any critical software applications, technology infrastructure, telecommunications, data communications, data storage facilities, or networks could have a material adverse effect on the Company’s ability to manage the merchandise supply chain, sell merchandise, accomplish payment functions, report financial data or manage labor and staffing. Although the Company maintains off-site data backups, a concentration of technology-related risk exists in the Company’s headquarters located in Fort Worth, Texas.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and employees could expose the Company to litigation and damage the Company’s reputation.

The Company receives and maintains certain personal information about its customers and employees. The use of this information by the Company is regulated at the international, federal and state levels, as well as by certain third party contracts. If the security and information systems of the Company or of its business associates are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, as well as operations, results of operations and financial condition, and could result in litigation against the Company or the imposition of penalties. As privacy and information security laws and regulations change, the Company may incur additional costs to ensure it remains in compliance.

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

Legislation also has the potential on a local, regional, state or national level to have a material adverse effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental agencies in the course of operating its business because of its numerous locations, large number of employees, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations regarding consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also result in additional costs in the form of penalties.

Risks Associated with International Trade

As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company may order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, or natural disasters could affect the Company’s ability to import merchandise from certain countries. Fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a material adverse effect on the results of operations of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards, is more difficult than monitoring of domestic vendors.

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

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured credit facility, which may limit the Company’s ability to conduct certain activities.

The Company maintains a secured credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements. Borrowings under the credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and is subject to advance rates and commercially reasonable reserves. Substantial utilization of the availability under the borrowing base will result in various restrictions on the Company including: restricted ability of the Company to repurchase its common stock or pay dividends and dominion over the Company’s cash accounts. See Note 5 to the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s secured credit facility. Significant decreases in cash flow from operations and investing could result in the Company’s borrowing increased amounts under the credit facility to fund operational needs. Increases in utilization of letters of credit and/or increased cash borrowings could result in the Company being subject to these limitations.

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

The Company leases the majority of its retail stores, warehouses and regional spaces. As of February 26, 2011, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $592.8 million. The following table sets forth the distribution of Pier 1 Imports’ U.S. and Canadian stores by state and province as of February 26, 2011:

United States

Alabama	14	Louisiana	15	Ohio	29
Alaska	1	Maine	1	Oklahoma	8
Arizona	24	Maryland	22	Oregon	14
Arkansas	8	Massachusetts	24	Pennsylvania	37
California	109	Michigan	31	Rhode Island	3
Colorado	15	Minnesota	18	South Carolina	16
Connecticut	20	Mississippi	6	South Dakota	2
Delaware	4	Missouri	18	Tennessee	18
Florida	73	Montana	6	Texas	77
Georgia	27	Nebraska	3	Utah	9
Hawaii	4	Nevada	9	Virginia	34
Idaho	6	New Hampshire	6	Washington	28
Illinois	39	New Jersey	33	West Virginia	5
Indiana	17	New Mexico	5	Wisconsin	19
Iowa	8	New York	45	Wyoming	1
Kansas	8	North Carolina	34
Kentucky	11	North Dakota	3

Canada

Alberta	11	New Brunswick	2	Ontario	33
British Columbia	14	Newfoundland	1	Quebec	13
Manitoba	2	Nova Scotia	1	Saskatchewan	2

The Company currently owns or leases distribution center space of approximately 3.6 million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases. During fiscal 2011, the Company sold its distribution center near Chicago, Illinois. As of February 26, 2011, the Company owned or leased under operating leases the following warehouse properties in or near the following cities:

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

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2011 and 2010.

	Market Price

Fiscal 2011	High	Low

First quarter	$9.66	$6.37
Second quarter	8.35	5.86
Third quarter	9.92	6.10
Fourth quarter	11.05	9.11

Fiscal 2010	High	Low

First quarter	$2.28	$0.11
Second quarter	2.68	1.69
Third quarter	4.85	2.49
Fourth quarter	6.37	3.79

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR”. As of April 18, 2011, there were approximately 9,500 shareholders of record of the Company’s common stock.

Dividends

In fiscal 2007, the Company announced that its Board of Directors discontinued the Company’s quarterly cash dividend. The Company did not pay any cash dividends in fiscal years 2011, 2010 or 2009 and does not currently anticipate paying cash dividends in fiscal 2012. The Company’s dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

As of February 26, 2011, the Company was not restricted under its secured credit facility from paying certain dividends. The Company’s recently amended and restated secured credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 20% of the lesser of either $300,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 50% of the lesser of either $300,000,000 or the calculated borrowing base. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of the Company’s secured credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of common stock of the Company made during the three months ended February 26, 2011, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. During fiscal 2011, 117,078 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by the SEC’s rules, that $100 had been invested in the Company’s stock and in each index on February 25, 2006, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 26, 2011. The information used in the graph below was obtained from Bloomberg.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Item 6.	Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2011	2010	2009	2008	2007 (1)
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS (2):
Net sales	$1,396.5	1,290.9	1,320.7	1,511.8	1,623.2
Gross profit	$555.4	440.4	363.5	439.6	474.0
Selling, general and administrative expenses (3)	$431.9	421.2	453.5	487.9	649.0
Depreciation and amortization	$19.7	22.5	30.6	39.8	51.2
Operating income (loss)	$103.7	(3.3)	(120.6)	(88.1)	(226.2)
Operating income (loss) as a % of sales	7.4%	(0.3% )	(9.1% )	(5.8% )	(13.9% )
Nonoperating (income) and expenses, net (4)	$0.2	(35.3)	8.1	5.3	1.9
Income (loss) from continuing operations before income taxes	$103.5	32.1	(128.6)	(93.4)	(228.1)
Income (loss) from continuing operations, net of tax (7)	$100.1	86.8	(129.3)	(96.0)	(227.2)
Loss from discontinued operations, net of tax	$-	-	-	-	(0.4)
Net income (loss)	$100.1	86.8	(129.3)	(96.0)	(227.6)

PER SHARE AMOUNTS:
Basic earnings (loss) from continuing operations	$.86	.86	(1.45)	(1.09)	(2.59)
Diluted earnings (loss) from continuing operations	$.85	.86	(1.45)	(1.09)	(2.59)
Basic loss from discontinued operations	$-	-	-	-	(.01)
Diluted loss from discontinued operations	$-	-	-	-	(.01)
Basic earnings (loss)	$.86	.86	(1.45)	(1.09)	(2.60)
Diluted earnings (loss)	$.85	.86	(1.45)	(1.09)	(2.60)
Cash dividends declared	$-	-	-	-	.20
Shareholders’ equity	$3.51	3.01	1.62	3.04	4.13

OTHER FINANCIAL DATA:
Working capital	$415.6	316.7	299.9	307.3	349.4
Current ratio	2.8	2.3	2.3	2.1	2.2
Total assets	$743.6	643.0	655.5	821.9	916.5
Long-term debt (5)	$9.5	19.0	184.0	184.0	184.0
Shareholders’ equity	$412.9	303.1	144.3	267.7	361.1
Weighted average diluted shares outstanding (millions) (6)	117.5	100.7	88.9	88.1	87.4
Effective tax rate (%) (7)	3.3	(171.0)	(0.5)	(2.8)	0.4

(1)	Fiscal 2007 consisted of a 53-week year. All other fiscal years presented reflect 52-week years.

(2)

On March 20, 2006, the Company announced the sale of its subsidiary based in the United Kingdom, The Pier Retail Group Limited (“The Pier”). The Pier has been included in discontinued operations in the Company’s financial statements for fiscal 2007 and prior years. All financial information in this report relates to continuing operations, unless stated otherwise.

(3)

The decrease in selling, general and administrative expenses for fiscal years 2010, 2009 and 2008 relate primarily to initiatives to reduce costs Company-wide. See detailed description of these expenses in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selling, general and administrative expense in fiscal 2007 included a pre-tax charge of $32.3 million related to impairment charges on long-lived store level assets.

(4)

Nonoperating income for fiscal 2010 included a gain of $49.6 million related to the debt transactions during the year. This gain was partially offset by $18.3 million in related expenses. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report. Nonoperating income also included a $10.0 million payment received as a result of a foreign litigation settlement.

(5)

The Company’s consolidated long-term debt was reduced significantly during fiscal 2011 and 2010 as a result of multiple debt transactions. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(6)

The increase in shares outstanding in fiscal 2011 and 2010 was primarily the result of the Company issuing approximately 24.5 million shares of common stock related to the conversion of its 9% Notes during fiscal 2010. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(7)

In fiscal 2010, the Company recorded and received a $55.9 million tax benefit as a result of a tax law change allowing additional carryback of the Company’s net operating losses. In fiscal years 2011, 2010, 2009 and 2008, the Company recorded minimal state and foreign tax provisions and provided a valuation allowance on the deferred tax asset arising during those periods. The Company’s effective tax rate for fiscal 2007 was the result of recording a valuation allowance on its deferred tax assets during the second quarter and only recording a tax benefit on the losses for the year that could be carried back.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares, gifts and other seasonal assortments in its stores. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of February 26, 2011, the Company operated 1,046 stores in the United States and Canada.

Comparable store sales during fiscal 2011 and 2010 increased 10.9% and 1.5%, respectively, which was attributable to increases in traffic, conversion rate, and average ticket over last year. Sales per retail square foot were $168 during fiscal 2011, compared to $152 last year. Management believes that the Company’s results will continue to improve as a result of its unique merchandise assortments, carefully managed cost base, improved in-store experience and strong focus placed on the customer.

Merchandise margins for fiscal 2011 were 58.6% of sales compared to 54.8% of sales in fiscal 2010. This improvement was the result of significantly lower markdown activity, strong input margins, and well-managed inventory levels. Management remains focused on maximizing margins through negotiating advantageous vendor costs and ensuring an efficient supply chain and related expenses.

Store occupancy costs for fiscal 2011 decreased $4.8 million from fiscal 2010. This decrease was primarily attributable to the reduced store count since the end of last year coupled with the benefit from favorable rent negotiations last year. The Company continues to evaluate every lease renewal in its store portfolio and negotiate favorable occupancy rates in a continued effort to maintain low overall costs of its leased properties.

During fiscal 2011 the Company repaid $9.5 million of industrial revenue bonds related to the Chicago, Illinois distribution center with proceeds received from the sale of the facility. In addition, all remaining 6.375% convertible senior notes due 2036 were surrendered in full during the fourth quarter of fiscal 2011, and the Company paid the holders all remaining principal and accrued interest. The Company ended fiscal 2011 with a strong balance sheet consisting of $301.5 million in cash, $311.8 million in inventory, and $9.5 million in long-term debt.

Profitability has been achieved, the Company has moved from playing defense to playing offense, and it is well positioned to build on its profitability in the future. On April 7, 2011, the Company announced a three-year growth plan to drive sales and further improve profitability in order to increase shareholder value. The plan includes investing in the acceleration of e-commerce initiatives, existing store improvements, expansion of the store portfolio, and development of infrastructure and technology to enhance business processes and efficiencies throughout the entire organization. The Company plans to invest approximately $200 million over the next three years in these initiatives, utilizing cash flow from operations. Additionally, the Board of Directors has also approved a plan to return value to shareholders by authorizing an initial share repurchase program of up to $100 million.

The Company plans to grow sales and profitability by developing an online business to complement its well-performing store base. The Company’s e-commerce initiative will enable it to grow from a single brand, bricks and mortar retailer into an extended brand, multi-channel retailer. In-store merchandise availability on the

Company’s website was launched last October. Pier 1 To-Go, which will allow customers to order and reserve merchandise online and be picked up and paid for at any of the Company’s stores, will be fully launched in the spring of fiscal 2012. In fiscal 2013, the Company plans to enter full e-commerce functionality by allowing customers to purchase merchandise online from its website.

The Company remains focused on increasing sales productivity and maximizing profitability of its existing store portfolio. Over the next three years, the Company’s store improvement initiatives will impact approximately 90% of the existing stores and include capital investments in new store fixtures, store remodels and other leasehold improvements. The Company has developed new merchandise fixtures designed to give the stores a more open look allowing merchandise to be visible and accessible on all sides of the unit, and enhancing the in-store shopping experience for customers. Store remodel plans over the next three years range from minor cosmetic improvements in most cases to major construction efforts such as new flooring and lighting, structural enhancements and new fixtures. Other investments to improve the Company’s existing store portfolio will include new lighting and sign upgrades to select stores, equipment upgrades, such as new HVAC units, and other general leasehold improvements.

The Company’s growth plan also includes investing in the expansion of its existing store portfolio from 1,046 Pier 1 Imports stores today throughout the United States and Canada to approximately 1,100 Pier 1 Imports stores in the United States and Canada within five years. The Company currently plans to open approximately 80 stores and close approximately 30 stores as part of its net new store growth initiative.

The Company’s three-year plan includes capital investments in infrastructure development and technology to facilitate continued improvements in processes, efficiencies and analytics throughout the organization. Investments in information technology will include a new point-of-sale system, an e-commerce platform, replacement of legacy systems, new software for store labor schedule optimization and enhancements to existing systems. In addition, the Company will invest in new store traffic counters, cash stand computer kiosks and other network and infrastructure needs.

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

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions of this section):

Key Performance Indicators	2011	2010	2009
Total sales growth (decline)	8.2%	(2.3%)	(12.6%)
Comparable stores sales growth (decline)	10.9%	1.5%	(9.2%)
Sales per average retail square foot	$168	$152	$149
Merchandise margins as a % of sales	58.6%	54.8%	49.0%
Gross profit as a % of sales	39.8%	34.1%	27.5%
Selling, general and administrative expenses as a % of sales	30.9%	32.6%	34.3%
Operating income (loss) as a % of sales	7.4%	(0.3%)	(9.1%)
Net income (loss) as a % of sales	7.2%	6.7%	(9.8%)
Inventory per retail square foot	$38	$38	$37
Total retail square footage (in thousands)	8,232	8,290	8,586
Total retail square footage decline	(0.7%)	(3.4%)	(2.2%)

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

FISCAL YEARS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010

Net Sales

Net sales consisted primarily of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Stores	$1,381,944	$1,279,742	$1,308,331
Other (1)	14,526	11,110	12,346

Net sales	$1,396,470	$1,290,852	$1,320,677

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V. and gift card breakage.

Net sales during fiscal 2011 were $1,396.5 million, an increase of $105.6 million or 8.2%, from $1,290.9 million for the prior fiscal year. The increase in sales for the fiscal year was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2010	$1,290,852
Incremental sales growth (decline) from:
New stores	2,969
Comparable stores	136,420
Closed stores and other	(33,771)

Net sales for fiscal 2011	$1,396,470

The total sales growth for fiscal 2011 was primarily the result of an increase in traffic, conversion rate, and average ticket compared to prior year. As of February 26, 2011, the Company operated 1,046 stores in the United States and Canada, compared to 1,054 stores at the end of fiscal 2010. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations contributed to a 70 basis points increase in both the net sales and comparable store calculations in fiscal 2011 compared to fiscal 2010.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2011, 2010 and 2009 to the number open at the end of each period follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at March 1, 2008	1,034	83	1,117
Openings	1	-	1
Closings	(24)	(2)	(26)

Open at February 28, 2009	1,011	81	1,092
Openings	-	-	-
Closings	(38)	-	(38)

Open at February 27, 2010 (1)	973	81	1,054
Openings	3	-	3
Closings	(9)	(2)	(11)

Open at February 26, 2011 (2)	967	79	1,046

(1)

During the third quarter of fiscal 2010, the company ended its relationship with Sears Roebuck de Puerto Rico, Inc. and closed all seven “store within a store” locations in Puerto Rico. These locations are excluded from the table above.

(2)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2011, there were 38 of these locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Gross Profit

Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 39.8% expressed as a percentage of sales in fiscal 2011, compared to 34.1% a year ago. Merchandise margins were 58.6% as a percentage of sales, an increase of 380 basis points over 54.8% in fiscal 2010. Improvements in merchandise margin over last year were primarily the result of significantly lower markdowns resulting from strong input margins and well-managed inventory levels throughout the year.

Store occupancy costs during fiscal 2011 were $262.4 million or 18.8% of sales, a decrease of $4.7 million and 190 basis points from store occupancy costs of $267.1 million, or 20.7% of sales during fiscal 2010. The decrease was primarily the result of favorable rental negotiations on a large number of stores in the prior year and fewer open stores, coupled with decreases in property taxes and property insurance, partially offset by an increase in maintenance and utility costs.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses were $431.9 million, or 30.9% of sales in fiscal 2011, compared to $421.2 million, or 32.6% of sales in fiscal 2010, an increase of $10.7 million, and a decrease of 170 basis points as a percentage of sales. Selling, general and administrative expenses for fiscal years 2011 and 2010 included charges summarized in the table below (in thousands):

	February 26, 2011		February 27, 2010		Increase /
	Expense	% Sales	Expense	% Sales	(Decrease)

Store payroll	$218,924	15.7%	$209,815	16.3%	$9,109
Marketing	65,840	4.7%	60,945	4.7%	4,895
Store supplies, services and other	24,669	1.8%	28,661	2.2%	(3,992)

Variable costs	309,433	22.2%	299,421	23.2%	10,012

Administrative payroll	84,900	6.1%	74,734	5.8%	10,166
Other relatively fixed expenses	35,768	2.6%	34,449	2.7%	1,319

Relatively fixed costs	120,668	8.6%	109,183	8.5%	11,485

Lease termination costs and other	1,799	0.1%	12,575	1.0%	(10,776)

	$431,900	30.9%	$421,179	32.6%	$10,721

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $10.0 million, but decreased 100 basis points as a percentage of sales from last year. Store payroll, including bonus, increased $9.1 million and decreased 60 basis points as a percentage of sales. Marketing expense increased $4.9 million and remained flat as a percentage of sales as a result of an increase in television, radio, and internet advertising, partially offset by a reduction of retail event mailers and catalogs and advertising in newspapers. Other variable expenses, primarily store supplies, store services and equipment rental, decreased $4.0 million, or 40 basis points as a percentage of sales.

Relatively fixed selling, general and administrative expenses increased $11.5 million to 8.6% of sales, or 10 basis points, from 8.5% of sales during fiscal 2010, primarily as result of increases in accrued management bonuses and in salaries and benefits. In addition, general insurance costs and foreign currency revaluation increased as a result of favorable trends in the prior year.

Lease termination and other costs decreased $10.8 million compared to the same period a year ago. Lease termination costs decreased by $9.1 million, or 80 basis points as a percentage of sales, which was primarily the result of decreased activity with lease terminations and buyout agreements along with the closing of fewer stores this year compared to the same period last year. In addition, the Company had a gain of $1.6 million on the sale of its distribution center near Chicago during the first quarter of fiscal 2011.

Depreciation and amortization for fiscal 2011 was $19.7 million, representing a decrease of approximately $2.8 million from last year’s depreciation and amortization expense of $22.5 million. This decrease was primarily the result of certain assets becoming fully depreciated and store closures.

In fiscal 2011, the Company recorded operating income of $103.7 million compared to an operating loss of $3.3 million for fiscal 2010.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2011 was $0.2 million, compared to income of $35.3 million in fiscal 2010. The decrease in income was primarily attributable to a $49.7 million gain related to the repurchase and exchange of the Company’s convertible debt and the recovery of $10.0 million as a result of a foreign litigation settlement in the prior year. These gains were partially offset by $18.3 million in charges taken during the prior year related to the debt transactions. The remaining variance resulted from an increase in deferred gain recognition related to the renegotiation of the Company’s proprietary credit card agreement with Chase Bank USA, N.A. (“Chase”) during the fourth quarter of fiscal 2011, partially offset by lower interest expense during the current year.

Income Taxes

The Company recorded an income tax provision of $3.4 million, compared to a benefit of $54.8 million in the prior year. The Company continues to provide a valuation allowance against deferred tax assets. As a result, minimal federal tax benefit was recorded on the results of fiscal 2011 and only minimal state and foreign tax provisions were made during the year. The prior year benefit was the result of the Company recording a federal income tax refund of $55.9 million resulting from the Worker, Homeownership, and Business Assistance Act of 2009. As of February 26, 2011, the Company had utilized all federal tax loss carryforwards.

Net Income

Net income in fiscal 2011 was $100.1 million, or $0.85 per share, compared to $86.8 million, or $0.86 per share for fiscal 2010.

FISCAL YEARS ENDED FEBRUARY 27, 2010 AND FEBRUARY 28, 2009

Net Sales

Net sales consisted primarily of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2010, 2009 and 2008 were as follows (in thousands):

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

2010
Comparable stores	$19,044
Closed stores and other	(48,869)

Net decrease in sales	$(29,825)

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

Gross Profit

Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 34.1% expressed as a percentage of sales in fiscal 2010 compared to 27.5% in fiscal 2009. Merchandise margins were 54.8% as a percentage of sales, an increase of 580 basis points over 49.0% in fiscal 2009. Improvements in merchandise margin over the previous year were primarily the result of significantly lower markdowns resulting from well managed inventory levels along with better buying strategies throughout fiscal 2010.

Store occupancy costs during fiscal 2010 were $267.1 million, or 20.7% of sales, a decrease of $17.0 million and 80 basis points from store occupancy costs of $284.1 million, or 21.5% of sales during fiscal 2009. The decrease of $17.0 million was primarily the result of negotiated rental reductions and a decrease in the total number of stores.

Operating Expenses, Depreciation and Income Taxes

Selling, general and administrative expenses, including marketing, were $421.2 million, or 32.6% of sales in fiscal 2010, a decrease of $32.3 million and 170 basis points from fiscal 2009’s $453.5 million or 34.3% of sales. Selling, general and administrative expenses for fiscal years 2010 and 2009 included charges summarized in the table below (in thousands):

	February 27, 2010		February 28, 2009		Increase /
	Expense	% Sales	Expense	% Sales	(Decrease)
Store payroll	$209,815	16.3%	$217,774	16.5%	$(7,959)
Marketing	60,945	4.7%	58,989	4.5%	1,956
Store supplies, services and other	28,661	2.2%	32,473	2.5%	(3,812)

Variable costs	299,421	23.2%	309,236	23.4%	(9,815)

Administrative payroll (excluding severance)	74,734	5.8%	70,118	5.3%	4,616
Other relatively fixed expenses	34,449	2.7%	51,188	3.9%	(16,739)

Relatively fixed costs	109,183	8.5%	121,306	9.2%	(12,123)

Subtotal	408,604	31.7%	430,542	32.6%	(21,938)

Lease termination costs and impairments	11,246	0.9%	15,727	1.2%	(4,481)
Acquisition costs	-	0.0%	1,660	0.1%	(1,660)
Severance and other	1,329	0.1%	5,542	0.4%	(4,213)

Special charges	12,575	1.0%	22,929	1.7%	(10,354)
	$421,179	32.6%	$453,471	34.3%	$(32,292)

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, decreased $9.8 million and 20 basis points as a percentage of sales from the previous year. Store payroll, including bonus, decreased $8.0 million primarily as a result of a decrease in total number of stores as well as planned efficiencies in store staffing compared to fiscal 2009. Marketing expense increased $2.0 million and 20 basis points as a percentage of sales as a result of an increase in the number of newspaper inserts, radio advertising and internet media in fiscal 2010, partially offset by a decrease in cable television advertising. Other variable expenses such as store supplies and equipment rental decreased $3.8 million or 30 basis points as a percentage of sales.

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

Lease termination costs and impairments decreased $4.5 million, primarily as a result of no impairment charges taken in fiscal 2010, compared to $9.7 million in fiscal 2009. This decrease was partially offset by an increase in lease termination costs of $5.2 million related to the closure of stores where favorable rent reductions were not reached with landlords. Severance, outplacement and other costs decreased $4.2 million primarily as a result of expenses incurred in the prior year related to a reduction in the Company’s work force. Acquisition costs decreased $1.7 million as a result of expenses related to the Company’s withdrawn proposal to acquire all of the outstanding common stock shares of Cost Plus, Inc. in fiscal 2009, with no similar expenditure in fiscal 2010.

Depreciation and amortization for fiscal 2010 was $22.5 million, a decrease of approximately $8.1 million when compared to $30.6 million in fiscal 2009. This decrease was primarily the result of the impairment of store-level long-lived assets during the second half of fiscal 2009, certain assets becoming fully depreciated, reduced capital spending and store closures.

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

Income Taxes

The Company recorded and received an income tax benefit of $55.9 million during fiscal 2010 primarily as a result of the Worker, Homeownership and Business Assistance Act of 2009. This law allows businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years. This benefit resulted from the reversal of $55.9 million of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that were carried back under this law. As a result of the Company’s valuation allowance against all deferred tax assets, the Company did not record federal tax benefit or expense and only minimal state and foreign tax provisions were recorded on the results for fiscal 2010. The Company had federal net operating loss carryforwards of approximately $92.0 million as of February 27, 2010. These loss carryforwards had expirations beginning in fiscal 2027.

Net Income and Loss

Net income in fiscal 2010 was $86.8 million, or $0.86 per share, compared to a net loss of $129.3 million, or $1.45 per share for fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $301.5 million at the end of fiscal 2011, an increase of $113.6 million from the fiscal 2010 year-end balance of $187.9 million. The increase is a result of cash provided by operating activities of $148.4 million, partially offset by cash used in investing activities of $13.7 million and financing activities of $21.1 million.

Operating activities provided $148.4 million of cash, primarily as a result of $100.1 million of net income and the receipt of $28.3 million in proceeds received from an adjustment to the Company’s proprietary credit card agreement. During fiscal 2011, the Company entered into a new private-label credit card program agreement with Chase Bank USA, N.A. (“Chase”) effective January 1, 2011, with a term of eighteen months. In conjunction with this agreement, the Company and Chase terminated the original program agreement in consideration of payment to the Company from Chase of $28.3 million plus all remaining sums due to the Company by Chase.

Inventory levels at the end of fiscal 2011 were $311.8 million, a decrease of $1.7 million, or 0.6%, from the end of fiscal 2010. Inventory per retail square foot at the end of fiscal 2011 was flat at $38 compared fiscal 2010 year end. The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Inventory levels at the end of fiscal 2012 are expected to be approximately the same as the end of fiscal 2011.

During fiscal 2011, the Company’s investing activities used $13.7 million. Capital expenditures were $31.0 million in fiscal 2011, consisting primarily of $14.2 million for new and existing stores, $14.7 million for information systems enhancements, and $2.1 million related to the home office and distribution centers. Proceeds from the disposition of properties provided $11.1 million, primarily related to the sale of the Company’s distribution center near Chicago. Also, the Company collected $6.3 million of a note receivable from Chase.

Financing activities for fiscal 2011 used $21.1 million primarily as a result of the repayment of a portion of the Company’s long-term debt. The Company repaid $9.5 million of industrial revenue bonds related to the Chicago, Illinois distribution center with proceeds received from the sale of the facility. In addition, all remaining 6.375% Notes were surrendered in full during the fourth quarter of fiscal 2011, and the Company paid the holders $17.1 million, which included principal and accrued interest. These amounts were partially offset by the receipt of $5.0 million in proceeds from stock options exercised and the stock purchase plan.

During fiscal 2011, the Company’s bank facilities included a $300 million credit facility that would have expired in May 2012, which was secured by the Company’s eligible merchandise inventory and third-party credit card receivables. As of February 26, 2011, the Company had no outstanding borrowings and had approximately $56.4 million in letters of credit and bankers acceptances outstanding. The calculated borrowing base was $245.7 million, of which $189.3 million remained available for additional borrowings. At the end of fiscal 2011, the Company was in compliance with all required covenants stated in the agreement. On April 4, 2011, subsequent to year end, the Company amended and restated the $300 million secured credit facility. The amended and restated facility effectively refinances the Company’s existing facility, and has a five-year term, an initial line of $300 million and includes a $100 million accordion feature.

The Company does not currently anticipate paying cash dividends in fiscal 2012, and its dividend policy in the near term will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors. The Company’s amended and restated secured credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 20% of the lesser of either $300 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 50% of the lesser of either $300 million or the calculated borrowing base. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of the Company’s secured credit facility.

During fiscal 2011, the Company did not make any repurchases of shares of its outstanding common stock other than 117,078 shares acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Subsequent to year end, as part of the Company’s three-year growth plan, the Company’s Board of Directors approved an initial share repurchase program that authorizes the repurchase of up to $100 million of the Company’s common stock in open market or private transactions. The timing of the repurchases will depend on several factors including, but not limited to, prevailing market conditions and prices.

A summary of the Company’s contractual obligations and other commercial commitments as of February 26, 2011 is listed below (in thousands):

		Amount of Commitment per Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$728,015	$211,000	$327,174	$145,146	$44,695
Assets retirement obligation	2,803	278	1,196	978	351
Purchase obligations (1)	143,802	143,802	-	-	-
Standby letters of credit (2)	43,200	43,200	-	-	-
Industrial revenue bonds (2)	9,500	-	-	-	9,500
Interest on industrial revenue bonds (3)	434	28	55	55	296
Interest and related fees on secured credit facility (4)	10,304	2,086	4,013	4,013	192
Other obligations (5) (6)	37,041	1,016	2,301	12,334	21,390
Total (7)	$975,099	$401,410	$334,739	$162,526	$76,424

Liabilities recorded on the balance sheet			73,250
Commitments not recorded on the balance sheet			901,849

Total			$975,099

(1)

As of February 26, 2011, the Company had approximately $143.8 million of outstanding purchase orders, which were primarily related to merchandise inventory, and included $3.5 million in merchandise letters of credit and bankers’ acceptances. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has outstanding standby letters of credit totaling $9.7 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(3)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2011 year end and exclude fees for the related standby letter of credit which are included elsewhere in this table.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused fees on the Company’s $300 million secured credit facility, which subsequent to fiscal year end was amended and restated on April 4, 2011, extending the expiration from May 2012 to April 2016. Fees are calculated based upon balances at fiscal 2011 year end and the applicable rates in effect under the terms of the Company’s $300 million secured credit facility.

(5)

Other obligations include the Company’s liability under various unfunded retirement plans. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(6)

Excluded from this table, but recorded on the Company’s balance sheet, is the noncurrent portion of reserves for uncertain tax positions of $13.7 million for which the Company is not reasonably able to estimate the timing of future cash flows.

(7)	The above amounts do not include payments that may be due under employment agreement(s) with certain employee(s).

The present value of the Company’s minimum future operating lease commitments discounted at 10% was $592.8 million at fiscal 2011 year end, compared to $635.1 million at fiscal 2010 year end. As part of the sale of the Company’s home office building and accompanying land during fiscal 2009, the Company entered into a lease agreement to rent office space in the building. The lease has a primary term of seven years beginning on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year. The Company plans to fund its lease commitments from cash generated from the operations of the Company and, if needed, from borrowings on its secured credit facility.

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants of the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments of less than $0.1 million at both February 26, 2011 and February 27, 2010, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets consisted of investments totaling less than $0.1 million at February 26, 2011 and February 27, 2010, and were included in other noncurrent assets. These trusts also own and are the beneficiaries of life insurance policies with cash surrender values of approximately $5.5 million at February 26, 2011 and death benefits of approximately $11.3 million. In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. The cash surrender value of these unrestricted policies was approximately $17.2 million at February 26, 2011 and was included in other noncurrent assets. These policies had a death benefit of approximately $27.6 million at February 26, 2011. At the discretion of the Board of Directors, contributions of cash or unrestricted life insurance policies could be made to the trusts.

The Company’s sources of working capital for fiscal 2011 were primarily from operations and the sale of its distribution center near Chicago. The Company has a variety of sources for liquidity, which include available cash balances and available lines of credit. The Company’s current plans for fiscal 2012 include a capital expenditure budget of approximately $50 – $60 million and share repurchases of approximately $100 million as discussed above. The Company does not presently anticipate any other significant cash outflows in fiscal 2012 other than those discussed herein or those occurring in the normal course of business, which will include resuming payment of federal income taxes.

The liquidity of the Company continued to improve during fiscal 2011. The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses, and capital expenditures. The Company’s focus remains on making conservative inventory purchases, managing those inventories, continuing to evolve the Company’s merchandise offering, and improving the in-store experience. In addition, the Company’s ongoing mission is to maximize its revenues, while seeking out ways to make its cost base more efficient and effective and still preserve liquidity. If for some reason consumer spending begins to decline to levels seen during the recent recession, the Company could experience a material adverse effect on its financial condition and ability to generate cash flows from operations. As a result, the Company could become dependent on the availability of adequate capital to fund its operations. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, capital expenditure requirements and share repurchases through fiscal 2012.

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

Gift cards – Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized at 30 months from the original issuance and was $4.2 million, $4.6 million, and $4.1 million in fiscal 2011, 2010, and 2009, respectively.

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

Impairment of long-lived assets – Long-lived assets such as buildings, equipment, furniture and fixtures, and leasehold improvements are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of future sales, merchandise margin rates, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded $0.5 million in impairment charges in fiscal 2011, $0 in impairment charges in fiscal 2010, and $9.4 million in impairment charges in fiscal 2009. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

Insurance provision – The Company maintains insurance for workers’ compensation and general liability claims with deductibles from March 1, 2004 to March 1, 2010 of $1,000,000 and $750,000, respectively, per occurrence. Effective March 1, 2010, the deductible for general liability claims was increased to $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s insurance carrier and third party claims administrators. The recorded liabilities for workers’ compensation and general liability insurance, including those claims occurring in prior years but not yet settled and reserves for fees, at February 26, 2011 were $17.7 million and $5.8 million, respectively.

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

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 27, 2010.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, from time to time, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. On occasion, the Company may consider utilizing contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales. At February 26, 2011, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The interest rate exposure on the Company’s secured credit facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 26, 2011, the Company had $9.5 million in long-term debt outstanding related to its industrial revenue bonds and no cash borrowings outstanding on its secured credit facility. A hypothetical 10% adverse change in the interest rates applicable to either or both of these variable rate instruments would have a negligible impact on the Company’s earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 26, 2011 and February 27, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 26, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 26, 2011 and February 27, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 26, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 25, 2011

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended
	2011	2010	2009
Net sales	$1,396,470	$1,290,852	$1,320,677

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	841,083	850,438	957,213
Selling, general and administrative expenses	431,900	421,179	453,471
Depreciation and amortization	19,739	22,488	30,556

	1,292,722	1,294,105	1,441,240

Operating income (loss)	103,748	(3,253)	(120,563)

Nonoperating (income) and expenses:
Interest and investment income	(1,506)	(1,681)	(4,250)
Interest expense	5,368	23,726	14,592
Gain on retirement of debt	-	(49,654)	-
Other income	(3,658)	(7,695)	(2,276)

	204	(35,304)	8,066

Income (loss) before income taxes	103,544	32,051	(128,629)
Income tax provision (benefit)	3,419	(54,796)	624

Net income (loss)	$100,125	$86,847	$(129,253)

Earnings (loss) per share:
Basic	$0.86	$0.86	$(1.45)

Diluted	$0.85	$0.86	$(1.45)

Average shares outstanding during period:
Basic	116,466	100,715	88,912

Diluted	117,484	100,715	88,912

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	February 26, 2011	February 27, 2010
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $261,274 and $176,503, respectively	$301,471	$187,912
Accounts receivable, net of allowance for doubtful accounts of $688 and $2,516, respectively	14,814	14,701
Inventories	311,770	313,496
Income tax receivable	1,043	561
Prepaid expenses and other current assets	22,871	37,157

Total current assets	651,969	553,827

Properties, net	64,773	55,837
Other noncurrent assets	26,835	33,310

	$743,577	$642,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,421	$65,344
Current portion long-term debt	-	16,435
Gift cards and other deferred revenue	71,963	44,356
Accrued income taxes payable	232	4,967
Other accrued liabilities	106,739	106,073

Total current liabilities	236,355	237,175

Long-term debt	9,500	19,000
Other noncurrent liabilities	84,870	83,665

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized 125,232,000 issued	125	125
Paid-in capital	243,051	264,477
Retained earnings	293,813	193,688
Cumulative other comprehensive loss	(784)	(699)
Less - 7,748,000 and 9,645,000 common shares in treasury, at cost, respectively	(123,353)	(154,457)

	412,852	303,134

Commitments and contingencies	-	-

	$743,577	$642,974

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2011	2010	2009
Cash flow from operating activities:
Net income (loss)	$100,125	$86,847	$(129,253)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	33,806	33,335	45,156
(Gain) loss on disposal of fixed assets	(1,619)	246	41
Loss on impairment of fixed assets and other long-lived assets	503	-	9,653
Stock-based compensation expense	4,706	3,782	5,177
Deferred compensation	4,237	3,736	4,215
Lease termination expense	1,599	7,693	6,074
Amortization of deferred gains	(11,353)	(7,777)	(6,774)
Gain on retirement of convertible bonds	-	(49,654)	-
Charges related to the conversion of the 9% Convertible Notes	-	18,308	-
Other	4,452	3,109	(2,201)
Change in cash from:
Inventories	1,726	2,835	95,378
Accounts receivable, prepaid expenses and other current assets	(8,019)	8,294	(5,055)
Income tax receivable	(482)	1,588	14,486
Accounts payable and accrued expenses	(4,821)	(26,537)	(65,457)
Income taxes payable	(2,966)	533	(1,620)
Defined benefit plan liabilities	(2,860)	(1,784)	(118)
Make whole interest provision	-	(13,782)	-
Proceeds from an adjustment to the proprietary credit card agreement	28,326	-	-
Other noncurrent assets	551	(197)	1,209
Other noncurrent liabilities	474	(20)	(2,545)

Net cash provided by (used in) operating activities	148,385	70,555	(31,634)

Cash flow from investing activities:
Capital expenditures	(31,049)	(5,246)	(13,378)
Proceeds from disposition of properties	11,146	730	102,478
Proceeds from sale of restricted investments	3,876	3,897	3,258
Purchase of restricted investments	(3,944)	(3,654)	(2,020)
Collection of note receivable	6,250	1,500	1,500

Net cash (used in) provided by investing activities	(13,721)	(2,773)	91,838

Cash flow from financing activities:
Proceeds from stock options exercised, stock purchase plan and other, net	4,972	333	2,161
Repayment of long-term debt	(26,077)	-	-
Retirement of convertible bonds	-	(31,593)	-
Debt issuance costs	-	(4,408)	-

Net cash (used in) provided by financing activities	(21,105)	(35,668)	2,161

Change in cash and cash equivalents	113,559	32,114	62,365
Cash and cash equivalents at beginning of period	187,912	155,798	93,433

Cash and cash equivalents at end of period	$301,471	$187,912	$155,798

Supplemental cash flow information:
Interest paid (1)	$6,015	$20,557	$14,018

Income taxes paid	$7,342	$1,962	$2,617

(1) Interest paid in fiscal 2010 includes $13,782 in make-whole interest related to the conversion of the Company’s 9% Senior Convertible Notes due 2036. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding this payment.

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance March 1, 2008	88,607	$101	$227,473	$236,094	$373	$(196,297)	$267,744
Comprehensive loss:
Net loss	-	-	-	(129,253)	-	-	(129,253)
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	2,016	-	2,016
Currency translation adjustments	-	-	-	-	(3,584)	-	(3,584)

Comprehensive loss							(130,821)

Restricted stock compensation	245	-	(2,298)	-	-	3,947	1,649
Stock option compensation expense	-	-	3,528	-	-	-	3,528
Exercise of stock options, stock purchase plan and other	1,022	-	(14,699)	-	-	16,860	2,161

Balance February 28, 2009	89,874	101	214,004	106,841	(1,195)	(175,490)	$144,261

Comprehensive loss:
Net income	-	-	-	86,847	-	-	86,847
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	509	-	509
Currency translation adjustments	-	-	-	-	(13)	-	(13)

Comprehensive income							87,343

Restricted stock compensation	300	-	(3,038)	-	-	4,800	1,762
Stock option compensation expense	-	-	2,020	-	-	-	2,020
Stock purchase plan, directors deferred, and other	960	-	(15,900)	-	-	16,233	333
Reclassification of equity portion of convertible debt	-	-	2,818	-	-	-	2,818
Beneficial conversion feature of 9% convertible debt	-	-	3,343	-	-	-	3,343
Conversion of 9% notes	24,453	24	61,230	-	-	-	61,254

Balance February 27, 2010	115,587	125	264,477	193,688	(699)	(154,457)	$303,134

Comprehensive income:
Net income		-	-	100,125	-	-	100,125
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	(1,926)	-	(1,926)
Currency translation adjustments	-	-	-	-	1,841	-	1,841

Comprehensive income							100,040

Restricted stock compensation	979	-	(11,874)	-	-	15,676	3,802
Stock option compensation expense	-	-	904	-	-	-	904
Exercise of stock options, directors deferred, stock purchase plan and other	918	-	(10,456)	-	-	15,428	4,972

Balance February 26, 2011	117,484	125	243,051	293,813	(784)	(123,353)	$412,852

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts, with retail stores located in the United States and Canada. Additionally, the Company has merchandise primarily in “store within a store” locations in Mexico and El Salvador that are operated by Sears Roebuck de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively.

Basis of consolidation – The consolidated financial statements of the Company include the accounts of all subsidiary companies, and all intercompany transactions and balances have been eliminated.

Segment information – The Company is a specialty retailer that offers a broad range of products in its stores and conducts business as one operating segment. The Company’s domestic operations provided 90.5%, 90.9% and 90.9% of its net sales, with 8.8%, 8.6% and 8.5% provided by stores in Canada, and the remainder from royalties primarily received from Sears Roebuck de Mexico S.A. de C.V. during fiscal 2011, 2010 and 2009, respectively. As of February 26, 2011, February 27, 2010 and February 28, 2009, $1,709,000, $1,749,000 and $2,308,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

Use of estimates – Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal periods – The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday nearest the last day of February. Fiscal 2011 ended February 26, 2011, fiscal 2010 ended February 27, 2010, and fiscal 2009 ended February 28, 2009, all of which contained 52 weeks.

Cash and cash equivalents, including temporary investments – The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations. As of February 26, 2011 and February 27, 2010, the Company’s short-term investments classified as cash equivalents included investments in money market mutual funds totaling $261,274,000 and $176,503,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies – Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of February 26, 2011, February 27, 2010, and February 28, 2009, the Company had cumulative other comprehensive income (loss) balances of $1,664,000, ($177,000) and ($164,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2011, 2010 and 2009 resulted in other comprehensive income (loss), net of tax, as applicable, of $1,841,000, ($13,000) and ($3,584,000), respectively. Taxes on the portion of its cumulative currency translation adjustment considered not to be permanently reinvested abroad were insignificant in fiscal 2011, 2010 and 2009.

Concentrations of risk – The Company has some degree of risk concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

procured over a relatively short period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 56% of its sales derived from merchandise produced in China, approximately 12% derived from merchandise produced in India, and approximately 21% collectively derived from merchandise produced in Vietnam, Indonesia, and the United States. The remaining sales were from merchandise produced in various countries around the world.

Financial instruments – The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of February 26, 2011 or February 27, 2010.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

From time to time, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At February 26, 2011 and February 27, 2010, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. Both the changes in fair value and settlement of these contracts are included in cost of sales for forwards related to merchandise purchases and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.

When the Company enters into forward foreign currency exchange contracts, it enters into them with major financial institutions and monitors its positions with, and the credit quality of, these counterparties to such financial instruments.

Accounts Receivable – The Company’s accounts receivable are stated at carrying value less an allowance for doubtful accounts. These receivables consist largely of third-party credit card receivables for which collection is reasonably assured. The remaining receivables are periodically evaluated for collectability, and an allowance for doubtful accounts is recorded as appropriate.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The reserves for estimated shrinkage at the end of fiscal 2011 and 2010 were $6,446,000 and $5,388,000, respectively.

Properties, maintenance and repairs – Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally thirty years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company’s distribution centers is included in cost of sales. All other depreciation costs are included in depreciation and amortization. Depreciation costs were $19,739,000, $22,488,000 and $30,556,000 in fiscal 2011, 2010 and 2009, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store level long-lived assets, expected cash flows are estimated based on management’s estimate of future sales, merchandise margin rates, and expenses over the remaining expected terms of the leases. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded $0.5 million in impairment charges in fiscal 2011, $0 in impairment charges in fiscal 2010, and $9.4 million in impairment charges in fiscal 2009. Impairment charges were included in selling, general and administrative expenses. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

Revenue recognition – Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal 2011 and 2010 were $2,340,000 and $1,690,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties received from Sears Roebuck de Mexico S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales and the costs incurred by the Company for these items are recorded in cost of sales.

Gift cards – Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates, actual gift card breakage may differ from the amounts recorded. For all periods presented, gift card breakage was recognized at 30 months from the original issuance and was $4,169,000, $4,648,000 and $4,107,000 in fiscal 2011, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising costs – Advertising production costs are expensed the first time the advertising takes place. Advertising costs were $55,723,000, $51,625,000 and $49,506,000 in fiscal 2011, 2010 and 2009, respectively. Prepaid advertising at the end of fiscal years 2011 and 2010 was $2,077,000 and $2,085,000, respectively.

Defined benefit plans – The Company maintains supplemental retirement plans (the “Plans”) for certain of its current and former executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation increase rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the statement of operations, but recognized in future years over the remaining average service period of plan participants. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

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

Earnings per share – Basic earnings per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2011	2010	2009
Net Income (loss), basic and diluted	$100,125	$86,847	$(129,253)

Average shares outstanding:
Basic	116,466	100,715	88,912
Effect of dilutive stock options	454	-	-
Effect of dilutive restricted stock	564	-	-

Diluted	117,484	100,715	88,912

Earnings (loss) per share:
Basic	$0.86	$0.86	$(1.45)

Diluted	$0.85	$0.86	$(1.45)

A total of 3,903,875, 10,424,035 and 12,302,323 outstanding stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2011, 2010 and 2009, respectively, income (loss) per share as the effect would be antidilutive. In addition, incremental net shares for the conversion feature of the Company’s 6.375% senior convertible notes due 2036 were not included in the Company’s diluted earnings per share calculations for those periods as the average common stock price did not exceed the initial conversion price of $15.19 per share.

Stock-based compensation – The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. The Company records compensation expense for stock-based awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of any forfeiture adjustments was insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – PROPERTIES

Properties are summarized as follows at February 26, 2011 and February 27, 2010 (in thousands):

	2011	2010
Land	$4,776	$4,776
Buildings	12,994	12,994
Equipment, furniture and fixtures	250,797	237,178
Leasehold improvements	167,776	163,786
Computer software	76,764	76,152
Projects in progress	4,179	613

	517,286	495,499

Less accumulated depreciation and amortization	452,513	439,662

Properties, net	$64,773	$55,837

NOTE 3 – OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at February 26, 2011 and February 27, 2010 (in thousands):

	2011	2010
Accrued payroll and other employee-related liabilities	$55,540	$48,440
Accrued taxes, other than income	20,414	22,845
Rent-related liabilities	11,100	11,511
Other	19,685	23,277

Other accrued liabilities	$106,739	$106,073

Rent-related liabilities	$23,401	$25,698
Deferred gains	18,204	24,095
Retirement benefits	25,098	19,834
Other	18,167	14,038

Other noncurrent liabilities	$84,870	$83,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – COSTS ASSOCIATED WITH EXIT ACTIVITIES

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on store profitability, lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities to cover the termination costs. At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental income. Revisions during the periods presented relate to changes in estimated buyout terms or subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The write-off of fixed assets and associated intangible assets related to Pier 1 Imports store closures was approximately $111,000, $177,000 and $56,000 in fiscal 2011, 2010 and 2009, respectively. The following table represents a rollforward of the liability balances for the three fiscal years ended February 26, 2011 (in thousands):

Lease Termination Obligations
Balance at March 1, 2008	$5,628

Original charges	5,591
Revisions	483
Cash payments	(6,704)

Balance at February 28, 2009	4,998

Original charges	4,942
Revisions	2,751
Cash payments	(7,790)

Balance at February 27, 2010	4,901

Original charges	154
Revisions	1,445
Cash payments	(2,769)

Balance at February 26, 2011	$3,731

Included in the table above are lease termination costs related to the closure of all of the Company’s clearance and Pier 1 Kids stores. These concepts were closed during fiscal 2008 since their aggregate performance was not in line with the Company’s profitability targets. Lease termination costs associated with these closures were $260,000, or less than $0.01 per share, during fiscal 2011 and $1,636,000, or $0.02 per share, during fiscal 2010 and $258,000, or less than $0.01 per share, during fiscal 2009. Cash outflows related to these lease terminations were $822,000, $1,187,000 and $2,889,000 during fiscal 2011, 2010 and 2009, respectively. The net write-off of fixed assets, write-down of inventory and employee severance costs associated with these closures was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – LONG-TERM DEBT AND AVAILABLE CREDIT

Long-term debt is summarized as follows at February 26, 2011 and February 27, 2010 (in thousands):

	2011	2010
6.375% convertible senior notes due 2036	$-	$16,577
Less - debt discount	-	(142)

	-	16,435

Industrial revenue bonds	9,500	19,000

	9,500	35,435

Less - current portion	-	(16,435)

Long-term debt	$9,500	$19,000

The Company has $9,500,000 in industrial revenue bond loan agreements, which have been outstanding since 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. During fiscal 2011, the Company repaid $9,500,000 of industrial revenue bonds related to the distribution center near Chicago, Illinois with proceeds received from the sale of that facility earlier in the year. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 3.8%, 3.2% and 3.5% for fiscal 2011, 2010 and 2009, respectively.

As of February 26, 2011, the Company had no outstanding convertible debt. A summary of the Company’s debt transactions during the past two fiscal years is described below.

In February 2006, the Company issued $165,000,000 of 6.375% convertible senior notes due 2036 (the “6.375% Notes”) in a private placement, and subsequently registered the 6.375% Notes with the Securities and Exchange Commission in June 2006. The 6.375% Notes were governed by an Indenture dated February 14, 2006. The 6.375% Notes paid interest at a rate of 6.375% per year until February 15, 2011. Interest was payable semiannually in arrears on February 15 and August 15 of each year, and commenced August 15, 2006. The 6.375% Notes were convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate, subject to adjustments, of 65.8328 shares per $1,000 principal amount of 6.375% Notes (which represented an initial conversion price of approximately $15.19 per share representing a 40% conversion premium at issuance).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the third quarter of fiscal 2010, all $61,255,000 of the Company’s 9% Notes voluntarily converted into shares of the Company’s common stock at a conversion rate of 399.2016 shares for each $1,000 principal amount, representing a conversion price of $2.5050 per share. The Company issued 24,453,065 shares of common stock as a result of the conversion of the 9% Notes. Interest on the outstanding balance of the 9% Notes was payable at a rate of 9% per year and all accrued interest was paid to the holders at the time of conversion. The Company incurred non-operating charges of $18,308,000 during fiscal 2010 to record amortization of the remaining debt issuance costs and debt discounts of $13,616,000, and a $4,692,000 derivative fair value adjustment, as discussed in more detail below.

The 9% Notes contained make-whole interest provisions. During the third quarter of fiscal 2010, upon voluntary conversion of the 9% Notes into common stock and pursuant to the indenture, the holders received additional make-whole interest equal to 2.5 years of interest. The cash payment of make-whole interest totaled $13,782,000. The Company separately accounted for the additional interest payment feature of the 9% Notes as an embedded derivative instrument. For the purpose of accounting for the 9% Notes, the fair value of this embedded derivative upon issuance reduced the carrying value of the debt and was reflected as a debt discount. This potential interest payout was initially recorded at its estimated fair value as both a $9,090,000 derivative liability and a $9,090,000 discount to the 9% Notes based on the probability of when holders of the 9% Notes would convert their notes into shares of the Company’s common stock and assumptions regarding the Company’s common stock price. Upon conversion, the fair value of this derivative for the make-whole interest provision was adjusted to its settlement value of $13,782,000, which resulted in a $4,692,000 charge to other nonoperating expense during the third quarter.

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

On February 15, 2011, the remaining $16,577,000 of the 6.375% Notes were surrendered in full and the Company paid the holders $17,100,000 which included principal and accrued interest.

The Company’s remaining long-term debt matures as follows (in thousands):

Fiscal Year	Debt
2012	-
2013	-
2014	-
2015	-
Thereafter	9,500

Total debt	$9,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of February 26, 2011, the Company had a $300,000,000 secured credit facility which would have matured in May 2012 and was secured by the Company’s eligible merchandise inventory and third-party credit card receivables. During fiscal 2011, 2010 and 2009, the Company had no cash borrowings under this facility. As of February 26, 2011, the Company’s borrowing base, as defined by the agreement, was $245,654,000. This borrowing base calculation was subject to advance rates and commercially reasonable availability reserves. After excluding the $56,381,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $189,274,000 remained available for cash borrowings. Interest on the facility was calculated at LIBOR plus 3.0% for cash borrowings. The Company paid a fee ranging from 3.0% to 3.5% for standby letters of credit depending on the average daily availability as defined by the agreement, 1.50% to 1.75% for trade letters of credit and a commitment fee of 0.50% for any unused amounts. As of February 26, 2011, the fee for standby letters of credit was 3.00% and 1.50% for trade letters of credit. As of February 26, 2011, the Company utilized approximately $56,381,000 in letters of credit and bankers’ acceptances against the secured credit facility. Of the outstanding balance, approximately $3,466,000 related to trade letters of credit and bankers acceptances for merchandise purchases, $36,950,000 related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to standby letters of credit related to the Company’s industrial revenue bonds, and $6,250,000 related to other miscellaneous standby letters of credit. If advances under the facility had resulted in availability of less than $30,000,000, the Company would have been required to comply with a fixed charge coverage ratio as stated in the agreement. The Company was in compliance with all required covenants at fiscal 2011 year end. This facility could have limited certain investments and, in some instances, limited payment of cash dividends and repurchases of the Company’s common stock. Under this credit facility, the Company was not restricted from paying certain dividends unless fundings on the line resulted in availability over a specified period of time that was projected to be less than 35% of the lesser of either $300,000,000 or the calculated borrowing base.

On April 4, 2011, subsequent to year end, the Company amended and restated the $300,000,000 secured credit facility. The amended and restated facility has a five-year term, an initial line of $300,000,000 and includes a $100,000,000 accordion feature. It effectively refinances the Company’s existing facility, which would have expired in May 2012. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR plus a spread varying from 175 to 225 basis points per year, depending on the amount then borrowed under the facility (initially 200 basis points), or (b) the prime rate plus a spread varying from 75 to 125 basis points per year, depending on the amount then borrowed under the facility (initially 100 basis points). The facility includes a requirement that the Company maintain minimum availability equal to the greater of 10% of the line cap, as defined by the facility, or $20,000,000. Provided that there is no default and no default would occur as a result thereof, the Company may request that the facility be increased to an amount not to exceed $400,000,000. Under the terms of the facility, the Company agrees to pay a fee on the unused portion of the facility payable monthly in arrears at a rate of 37.5 basis points per year. In addition, the Company will pay, when applicable, letter of credit fronting fees and fees on the amount of letters of credit outstanding.

The Company’s amended and restated credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 20% of the lesser of either $300,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 50% of the lesser of either $300,000,000 or the calculated borrowing base.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan to all its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. During fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011, 2010 and 2009, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. Company contributions to the plan were $2,286,000, $1,823,000 and $2,082,000 fiscal 2011, 2010 and 2009, respectively.

In addition, the Company offers non-qualified deferred compensation plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $576,000, $508,000 and $690,000 for fiscal 2011, 2010 and 2009, respectively. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of these non-qualified deferred compensation plans and contributed $1,172,000 and used $1,104,000 to satisfy a portion of retirement obligations during fiscal 2011. The Company also contributed $1,965,000 and used $2,208,000 to satisfy a portion of retirement obligations during fiscal 2010. As of February 26, 2011 and February 27, 2010, the trusts’ assets consisted of investments with an aggregate value of $74,000 and $6,000 and life insurance policies with cash surrender values of $5,523,000 and $5,043,000 and death benefits of $11,262,000 and $11,683,000, respectively. The trust assets are restricted and may only be used to satisfy obligations to plan participants. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. At the discretion of the Board of Directors such policies could be contributed to these trusts or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of these unrestricted policies was $17,240,000 at February 26, 2011, and the death benefit was $27,585,000. These cash surrender values are carried in the Company’s consolidated financial statements in other non-current assets.

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the Plans of $2,458,000, $2,484,000 and $3,210,000 in fiscal 2011, 2010 and 2009, respectively.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $17,000 included in other noncurrent assets at both February 26, 2011 and February 27, 2010. These investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for these restricted investments as available-for-sale securities. Cash contributions of $2,772,000 and $1,689,000 were made to the trust in fiscal 2011 and 2010, respectively. Any future contributions will be made at the discretion of the Board of Directors. Restricted investments from the trust were sold to fund retirement benefits of $2,772,000 and $1,689,000 in fiscal 2011 and 2010, respectively. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $118,000 during fiscal 2012, $1,783,000 during fiscal 2013, $129,000 during fiscal 2014, $11,864,000 during fiscal 2015, $129,000 during fiscal 2016 and $9,435,000 during fiscal years 2017 through 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Measurement of obligations for the Plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of February 26, 2011 and February 27, 2010 (in thousands):

	2011	2010
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$17,091	$17,622
Service cost	1,121	897
Interest cost	674	764
Actuarial loss	2,351	201
Benefits paid (including settlements)	(2,860)	(1,784)
Curtailment	-	(609)

Projected benefit obligation, end of year	$18,377	$17,091

Reconciliation of funded status:
Projected benefit obligation	$18,377	$17,091
Plan assets	-	-

Funded status	$(18,377)	$(17,091)

Accumulated benefit obligation	$(18,377)	$(17,091)

Amounts recognized in the balance sheets:
Current liability	$(118)	$(3,090)
Noncurrent liability	(18,259)	(14,001)
Accumulated other comprehensive loss, pre-tax	4,688	3,000

Net amount recognized	$(13,689)	$(14,091)

Cumulative other comprehensive loss, net of taxes of $3,291 in fiscal 2011 and 2010	$1,397	$(291)

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	4.25%	4.75%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase (1)	0.00%	0.00%

Net periodic benefit cost for years ended:
Discount rate	4.75%	5.00%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase (1)	0.00%	0.00%

(1)	The rate of compensation increase shown above reflects no increase anticipated for fiscal 2012. An increase of 3.0% was assumed for fiscal years 2013 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net periodic benefit cost included the following actuarially determined components during fiscal 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Service cost	$1,121	$897	$923
Interest cost	674	764	923
Amortization of unrecognized prior service cost	410	410	551
Amortization of net actuarial loss	108	20	445
Settlement charges	145	40	-
Curtailment charge	-	353	368

Net periodic benefit cost	$2,458	$2,484	$3,210

As of February 26, 2011 and February 27, 2010, accumulated other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $1,965,000 and $2,375,000, and net actuarial loss of $2,723,000 and $625,000, respectively. During fiscal 2011, $2,351,000 was recognized in other comprehensive income related to net actuarial loss for the period. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost in fiscal 2012 are $410,000 and $453,000, respectively.

NOTE 7 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On March 23, 2006, the Board of Directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares (not to exceed 560,794 shares) that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (the “1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan, increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under these prior plans that cease to be subject to such awards. As of February 26, 2011, there were a total of 4,395,127 shares available for grant under the 2006 Plan.

Stock option grants – On January 27, 2007, the Board of Directors approved an employment agreement effective February 19, 2007 for the Company’s President and Chief Executive Officer (the “CEO”). Under the employment agreement, the CEO received stock option grants. As of February 26, 2011, outstanding options covering 2,000,000 shares were exercisable. The options were granted as an employment inducement award, and not under any stock option or other equity incentive plan adopted by the Company.

During fiscal 2011, the Board of Directors approved stock options grants under the 2006 Plan of 6,000 shares. As of February 26, 2011, and February 27, 2010, outstanding options covering 1,181,325 and 1,261,025 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Employee options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The employee options are fully vested upon death, disability or retirement of the employee. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Non-employee director options are fully vested on the date of grant, and are exercisable for a period of ten years.

The 1999 Stock Plan provided for the granting of options to directors and employees with an exercise price not less than the fair market value of the common stock on the date of the grant. The 1999 Stock Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provided that a maximum of 14,500,000 shares of common stock could be issued under the 1999 Stock Plan, of which not more than 250,000 shares could be issued under the Director Deferred Stock Program. The options issued to employees vest equally over a period of four years, while non-employee directors’ options were fully vested at the date of issuance. Both options have a term of ten years from the grant date. The employee options are fully vested upon death, disability, or retirement of an employee, or under certain conditions, such as a change in control of the Company, unless the Board of Directors determines otherwise prior to a change of control event. As of February 26, 2011, there were no shares available for grant under the 1999 Stock Plan. All future stock option grants will be made from shares available under the 2006 Plan. Additionally, outstanding options covering 3,452,125 and 4,885,250 shares were exercisable under the 1999 Stock Plan at fiscal years ended 2011 and 2010, respectively.

Under the 1989 Employee Stock Option Plan, options vest over a period of four to five years and all have a term of ten years from the grant date. As of February 26, 2011 and February 27, 2010, outstanding options covering 264,000 and 294,000 shares were exercisable, respectively. As a result of the expiration of the plan during fiscal 2005, no shares are available for future grant. The plan was subject to adjustments for stock dividends and certain other changes to the Company’s capitalization.

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years ended February 26, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Exercisable Shares
				Number of Shares	Weighted Average Exercise Price

Outstanding at March 1, 2008	12,577,475	13.53		10,983,225	14.18
Options granted	617,300	7.29	3.42
Options exercised	(2,875)	6.79
Options cancelled or expired	(1,481,975)	14.43

Outstanding at February 28, 2009	11,709,925	13.09		10,385,625	13.72
Options granted	1,000,000	6.69	0.33
Options exercised	-	-
Options cancelled or expired	(3,523,700)	13.17

Outstanding at February 27, 2010	9,186,225	12.36		7,440,275	13.62
Options granted	6,000	8.64	7.16
Options exercised	(588,000)	7.77
Options cancelled or expired	(1,394,075)	15.43

Outstanding at February 26, 2011	7,210,150	12.14		6,897,450	12.36

For shares outstanding at February 26, 2011			Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price- Exercisable Shares
Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price		Shares Currently Exercisable
$4.24 - $6.69	2,060,000	$6.65	6.02	2,037,500	$6.67
$7.42 - $11.27	1,884,900	7.75	4.53	1,594,700	7.79
$11.50 - $17.25	1,522,000	16.15	3.15	1,522,000	16.15
$18.49 - $21.00	1,743,250	19.87	1.82	1,743,250	19.87

As of February 26, 2011, the weighted average remaining contractual term for outstanding and exercisable options was 4.01 years and 3.87 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was $10,282,000 and $9,530,000, respectively at fiscal 2011 year end. The total intrinsic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of options exercised for the fiscal years ended 2011, 2010, and 2009 was approximately $1,185,000, $0 and $2,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The fair value of options granted during the respective period was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009

Weighted average fair value of options granted	$7.16	$0.33	$3.42
Risk-free interest rates	2.65%	1.70%	2.60%
Expected stock price volatility	118.88%	112.05%	51.29%
Expected dividend yields	0.00%	0.00%	0.00%
Weighted average expected lives	5 years	4 years	5 years

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

At February 26, 2011, there was approximately $606,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.1 years. The Company recorded stock-based compensation expense related to stock options of approximately $904,000, or $0.01 per share, $2,020,000, or $0.02 per share, and $3,528,000, or $0.04 per share, in fiscal 2011, 2010 and 2009, respectively. The Company recognized no net tax benefit related to stock based compensation during fiscal 2011, 2010 or fiscal 2009 as a result of the Company’s valuation allowance on all deferred tax assets. See Note 9 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

A summary of the Company’s nonvested options as of February 26, 2011 is as follows:

	Options	Weighted Average Grant Date Fair Value

Nonvested at February 27, 2010	1,745,950	$1.64
Granted	6,000	7.16
Vested	(1,428,850)	1.23
Cancelled	(10,400)	7.56

Nonvested at February 26, 2011	312,700	$3.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock grants – On December 15, 2009, the Board of Directors approved a renewal and extension of the CEO’s initial employment agreement dated February 19, 2007. The employment agreement set forth that a total of 1,500,000 shares of restricted stock will be awarded over a period of more than three years. On December 18, 2009, the Company granted 375,000 service-based restricted shares that vest equally over a three-year period on the anniversary date of the grant. On the first day of the 2011 fiscal year the Company granted, and on the first day of each of the two following fiscal years the Company will grant, the CEO 187,500 service-based awards that vest equally over a three-year period on the last day of each respective fiscal year. In accordance with the accounting guidance on equity compensation, all 937,500 shares of the time-based restricted stock included in the renewed and extended employment agreement were granted for accounting purposes as of the date of the agreement, or December 15, 2009. As of February 26, 2011, only 562,500 of these shares have been legally granted to the CEO; however, the Company is obligated to grant the remaining 375,000 shares in the future in accordance with his employment agreement.

On the first day of the 2011 fiscal year the Company granted, and on the first day of each of the two following fiscal years the Company will grant, the CEO 187,500 performance-based awards that vest equally over a period of three fiscal years if the Company achieves certain fiscal year performance targets as defined by the renewed and extended agreement. Shares that do not vest because performance targets are not met during one fiscal year may vest in future fiscal years if certain levels of performance targets are achieved. The vesting of performance-based shares will occur on the date the Company’s Form 10-K is filed with the Securities and Exchange Commission for each respective fiscal year. In accordance with accounting guidelines, only the first one-third of these performance-based shares had a grant date in fiscal 2011 because the performance targets for future fiscal years had not been established. The CEO must be employed by the Company on the last day of each respective fiscal year in order for both the time-based and performance-based shares to vest. These shares could also vest under certain termination events.

During fiscal 2011, the Company granted long-term incentive awards under the 2006 Plan to employees. The fiscal 2011 long-term incentive awards were comprised of restricted stock grants that were generally equally divided between time-based and performance-based shares. The time-based awards vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the grant date provided that the participant is employed on the vesting date. The performance-based shares vest 33% upon the Company satisfying certain performance targets in fiscal 2011 and will vest 33% and 34% for each of the following two fiscal years, respectively, upon the Company satisfying certain performance targets for the respective fiscal year, provided that vesting for each fiscal year is conditioned upon the participant being employed on the date of filing of the Company’s annual report on Form 10-K with the SEC for the applicable fiscal year. Over each three-year performance (vesting) period, if the performance targets are not satisfied in any fiscal year, those shares that do not vest may still vest if the sum of consecutive years’ performance target equals or exceeds the sum of the individual consecutive fiscal year performance targets.

As of February 26, 2011 and February 27, 2010, the Company had 1,657,984 and 1,237,810 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2011, 836,000 shares of restricted stock were granted, 371,612 shares of restricted stock vested, and 44,214 shares of restricted stock were cancelled. During fiscal 2010, 937,500 shares of restricted stock were granted, 217,517 shares of restricted stock vested, and 74,571 shares of restricted stock were cancelled. The weighted average fair market value at the date of grant of the restricted stock shares granted during fiscal 2011 was $8.38 and is being expensed over the requisite service period (this amount does not include restricted shares that the Company will begin expensing in future fiscal years when performance targets are set).

Compensation expense for restricted stock was $3,802,000 or $0.03 per share, $1,762,000, or $0.02 per share, and $1,649,000, or $ 0.02 per share, in fiscal 2011, 2010, and 2009, respectively. As of February 26, 2011,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

there was $5,436,000 of total unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of 1.88 years. The total fair value of restricted stock awards vested was $2,454,000, $1,648,000 and $1,076,000 in fiscal 2011, 2010 and 2009, respectively.

Director deferred stock units – The 2006 Plan and the 1999 Stock Plan also authorize director deferred stock unit awards to non-employee directors. During fiscal 2011, each director deferred a portion of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. As of February 26, 2011 and February 27, 2010, there were 747,262 shares and 1,002,287 shares deferred, but not delivered, under the 2006 Plan and the 1999 Stock Plan. All future deferred stock unit awards will be from shares available for grant under the 2006 Plan. During fiscal 2011, approximately 117,537 director deferred stock units were granted, 339,513 were delivered, and 33,049 were cancelled. Compensation expense for the director deferred stock awards was $579,000, $149,000 and $1,015,000 in fiscal 2011, 2010 and 2009, respectively.

Stock purchase plan – Substantially all Company employees and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each employee may contribute up to 20% of the eligible portions of compensation. The Company contributes 25% of the employee’s contributions. Prior to June 20, 2008, a participant could contribute up to 10% of eligible compensation, and the Company contributed from 10% to 100% of the participant’s contribution, depending on length of participation and date of entry into the plan. Company contributions to the plan were $179,000, $16,000 and $263,000 in fiscal years 2011, 2010, and 2009, respectively. The Company’s stock purchase plan was suspended during portions of fiscal 2011, 2010, and 2009.

Preferred Stock – On July 1, 2009, the shareholders of the Company approved an amendment to increase the authorized number of Pier 1 Imports’ shares of preferred stock from 5,000,000 shares to 20,000,000 shares; to shorten the description of the authority of the Board of Directors to issue such shares; and to eliminate the terms and provisions of the Formula Rate Preferred Stock from the Certificate of Incorporation. As of February 26, 2011, all 20,000,000 shares of preferred stock were available for future issuance.

Shares reserved for future issuances – As of February 26, 2011, the Company had approximately 12,353,000 shares reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred units and shares available for future grant.

Share repurchase plan – Subsequent to year end, the Company’s Board of Directors approved an initial share repurchase program that authorizes the repurchase of up to $100,000,000 of the Company’s common stock in open market or private transactions. The timing of the repurchases will depend on several factors including, but not limited to, prevailing market conditions and prices.

NOTE 8 – PROPRIETARY CREDIT CARD INFORMATION

During fiscal 2007, the Company sold its proprietary credit card operations to Chase Bank USA, N.A. (“Chase”). The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts, and the common stock of Pier 1 National Bank. The Company received cash proceeds for the majority of the sales price and was entitled to receive additional proceeds of $10,750,000, plus any accrued interest, over the life of a long-term program agreement. In fiscal 2011, 2010 and 2009, the Company received payments related to this agreement of $6,250,000, $1,500,000 and $1,500,000, respectively. In addition, the Company and Chase entered into a private-label credit card program agreement with an original term of ten years. Under this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

agreement, the Company continued to support the card through marketing programs and receive additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms.

On December 30, 2010, the Company entered into a new program agreement with Chase, effective January 1, 2011, with a term of eighteen months. In conjunction with this agreement, the Company and Chase terminated the original program agreement between the Company and Chase in consideration of payment to the Company from Chase of $28,326,000 plus all remaining sums due to the Company by Chase. The Company did not incur any penalties in connection with the termination of the agreement. The Company will be entitled to future payments over the term of the new program agreement based on revolving credit card sales, and certain other credit and account related matters. In addition, the Company received total payments of $4,489,000, $8,738,000 and $7,500,000 related to these program agreements during fiscal 2011, 2010 and 2009, respectively.

The net deferred gain associated with the original program agreement will continue to be recognized in nonoperating income over the term of the new program agreement. The Company recognized $3,535,000, $2,052,000 and $2,164,000 related to this deferred gain in fiscal 2011, 2010 and 2009, respectively. The $28,326,000 in consideration received from Chase was also deferred and is being recognized over the new term of the agreement as a component of revenue consistent with the treatment of amounts received under the original program agreement. The Company recognized approximately $2,905,000 of this amount in fiscal 2011.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes for each of the last three fiscal years consists of (in thousands):

	2011	2010	2009

Federal:
Current	$(446)	$(56,263)	$296
Deferred	-	-	-
State:
Current	1,898	1,200	236
Deferred	-	-	-
Foreign:
Current	1,967	267	92
Deferred	-	-	-

Provision (benefit) for income taxes	3,419	(54,796)	624

Total provision (benefit) for income taxes	$3,419	$(54,796)	$624

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The Company recorded and received a federal income tax benefit and refund of $55,856,000 during fiscal 2010, primarily as a result of the Worker, Homeownership and Business Assistance Act of 2009. This law allowed businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years. The Company elected to carry back net operating losses from fiscal 2008 to fiscal years 2003 and 2004. This benefit resulted from the reversal of $55,856,000 of the Company’s valuation allowance on its deferred tax asset for its net operating loss carryforwards that were carried back under the new law.

The Internal Revenue Service (“IRS”) completed its examination of fiscal years 2003 through 2007 during the first quarter of fiscal 2010. However, as a result of the federal income tax benefit and refund discussed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

above, fiscal years 2003 and 2004 were reopened for examination by the IRS. During fiscal 2011, the IRS completed its examination of fiscal years 2003, 2004 and 2008. As a result of the completion of these audits, the Company received a refund of $387,000, plus interest, during the first quarter of fiscal 2012. There were no adjustments from this examination which resulted in significant permanent differences that had not already been reserved.

As of February 26, 2011, the Company had utilized all federal net operating loss carryforwards.

Deferred tax assets and liabilities at February 26, 2011 and February 27, 2010 were comprised of the following (in thousands):

	2011	2010

Deferred tax assets:
Deferred compensation	$20,386	$18,943
Net operating loss carryforward	9,443	44,218
Accrued average rent	11,546	12,336
Properties, net	26,899	33,582
Self insurance reserves	9,385	9,619
Deferred gain on sale of credit card operations	14,596	5,841
Cumulative foreign currency translation	3,343	2,034
Deferred revenue and revenue reserves	6,882	6,973
Other	1,628	5,210

Total deferred tax assets	104,108	138,756

Deferred tax liabilities:
Inventory	(20,456)	(18,403)
Deferred gain on debt repurchase	(19,636)	(19,636)
Other	(287)	(361)

Total deferred tax liabilities	(40,379)	(38,400)

Valuation allowance	(63,729)	(100,356)

Net deferred tax assets	$-	$-

During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. In addition, net deferred tax assets arising from losses during fiscal 2009 in excess of the amount expected to be carried back to offset taxable income in a prior year were fully reserved through a valuation allowance. As these deferred tax assets were established and fully reserved during fiscal 2009, there was no net impact to the provision of income taxes. Taxes arising from the earnings in fiscal 2011 and 2010 were offset by utilization of the Company’s federal net operating loss carryforwards, which combined with the $55,856,000 refund in 2010 as discussed above, resulted in a decrease of the valuation allowance of $81,600,000 in fiscal 2010 and $38,687,000 in fiscal 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 2011, 2010 and, 2009, and income tax reported in the consolidated statements of operations is as follows (in thousands):

	2011	2010	2009
Tax provision (benefit) at statutory federal income tax rate	$36,240	$11,218	$(45,020)
State income taxes, net of federal provision (benefit)	3,893	2,475	(12,350)
Increase (decrease) in valuation allowance	(38,687)	(81,599)	56,637
Foreign income taxes, net of foreign tax credits	1,967	267	92
Permanent difference on consolidation of foreign subsidiary for tax filings (1)	-	6,381	-
Non-deductible make-whole interest payment (2)	-	5,375	-
Other, net	6	1,087	1,265

Provision (benefit) for income taxes	$3,419	$(54,796)	$624

(1)

The Company chose to change the tax filing status of a foreign subsidiary, and included this subsidiary in its consolidated tax return in fiscal 2010. For federal tax purposes, this effectively resulted in the repatriation of the foreign subsidiary’s accumulated earnings which had not been previously taxed in the United States. This created a permanent difference between reported net income and taxable income.

(2)

During fiscal 2010, the Company paid make-whole interest in connection with the voluntary conversion of its 9% Notes. This interest is not deductible for federal tax purposes and resulted in a permanent difference between reported net income and taxable income.

The accounting guidance on uncertainty in income taxes prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions. A summary of amounts recorded for unrecognized tax benefits at the beginning and end of fiscal 2011 and 2010 are presented below, in thousands:

Unrecognized Tax Benefits - February 28, 2009	$11,177

Gross increases - tax positions in prior period	661
Gross decreases - tax positions in prior period	-
Settlements	(806)
Expiration of statute of limitations	-

Unrecognized Tax Benefits - February 27, 2010	$11,032

Gross increases - tax positions in prior period	270
Gross decreases - tax positions in prior period	-
Settlements	(2,491)
Expiration of statute of limitations	-

Unrecognized Tax Benefits - February 26, 2011	$8,811

If the Company were to prevail on all unrecognized tax benefits recorded, this entire reserve for uncertain tax positions would have a favorable impact on the effective tax rate. The Company does not believe it is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will increase or decrease during the next 12 months as a result of audit settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accordingly, the Company has classified $13,692,000 of the reserve for uncertain tax positions and the related accrued interest as a non-current liability in the accompanying consolidated balance sheet. The Company does not expect the resolution of these issues to have a significant effect on the Company’s results of operations or financial position.

Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating (income) and expenses and selling, general and administrative expenses, respectively. The Company recorded expenses of $424,000, $1,245,000 and $1,059,000 related to penalties and interest in fiscal 2011, 2010 and 2009, respectively. The Company had accrued penalties and interest of $5,062,000 and $7,148,000 at February 26, 2011 and February 27, 2010, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases – At February 26, 2011, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income

2012	$211,712	$713
2013	183,433	459
2014	144,538	339
2015	94,992	138
2016	50,293	-
Thereafter	44,695	-

Total lease commitments	$729,663	$1,649

Rental expense incurred was $217,988,000, $232,098,000 and $244,776,000, including contingent rentals of $205,000, $90,000 and $43,000, based upon a percentage of sales, and net of sublease incomes totaling $272,000, $292,000 and $281,000 in fiscal 2011, 2010 and 2009, respectively.

During fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation. The Company also entered into a lease agreement to rent office space in the building. The lease has a primary term of seven years which began on June 9, 2008, with one three-year renewal option and provisions for terminating the lease at the end of the fifth lease year. The related gain on the sale of the property was approximately $23,300,000. As of February 26, 2011, the Company’s remaining deferred gain was $10,843,000, the majority of which is included in other noncurrent liabilities, and will be recognized over the expected lease term.

Legal matters – There were no significant legal matters in fiscal 2011. During fiscal 2010, the Company received a $10,000,000 payment as a result of a foreign litigation settlement and recorded a gain in other income as a result of the settlement. There were no significant legal matters in fiscal 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended February 26, 2011 and February 27, 2010 are set forth below (in thousands except per share amounts):

	Three Months Ended

Fiscal 2011	5/29/2010	8/28/2010	11/27/2010	2/26/2011

Net sales	$306,259	$309,869	$353,759	$426,583
Gross profit	114,397	114,451	144,069	182,470
Operating income	8,266	15,202	21,879	58,401
Net income	7,670	14,384	21,004	57,067

Average shares outstanding - basic	116,197	116,414	116,479	116,773
Average shares outstanding - diluted	116,921	116,923	117,680	118,756

Basic earnings per share	.07	.12	.18	.49
Diluted earnings per share	.07	.12	.18	.48

	Three Months Ended

Fiscal 2010	5/30/2009	8/29/2009	11/28/2009	2/27/2010

Net sales	$281,130	$286,674	$327,075	$395,973
Gross profit	84,814	81,589	119,860	154,151
Operating income (loss)	(26,704)	(15,304)	2,771	35,984
Net income (loss)	29,314	(15,780)	38,813	34,500

Average shares outstanding - basic	91,113	91,450	104,384	115,913
Average shares outstanding - diluted	91,113	91,450	104,384	116,232

Basic and diluted earnings (loss) per share	.32	(.17)	.37	.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 26, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 26, 2011. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of February 26, 2011, as stated in their report which is included in this Annual Report on Form 10-K.

/s/ Alexander W. Smith

Alexander W. Smith

President and

Chief Executive Officer

/s/ Charles H. Turner

Charles H. Turner

Executive Vice President and

Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2011 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 26, 2011 and February 27, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 26, 2011 of Pier 1 Imports, Inc. and our report dated April 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 25, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this item is contained in Part I of this report under the caption “Executive Officers of the Company”. Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 – Election of Directors” set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation”, the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Non-Employee Director Compensation for the Fiscal Year Ended February 26, 2011”, the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions”, and the section entitled “Executive Compensation-Compensation Committee Report”, set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management”, “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Certain Beneficial Owners”, the table entitled “Executive Compensation – Outstanding Equity Awards Table for the Fiscal Year Ended February 26, 2011”, and the table entitled “Equity Compensation Plan Information” set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions” and “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Director Independence” set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-approval of Nonaudit Fees” set forth in Proposal No. 5 of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of consolidated financial statements, schedules and exhibits filed as part of this report.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended February 26, 2011, February 27,

2010 and February 28, 2009

Consolidated Balance Sheets at February 26, 2011 and February 27, 2010

Consolidated Statements of Cash Flows for the Years Ended February 26, 2011, February 27,

2010 and February 28, 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended February 26, 2011,

February 27, 2010 and February 28, 2009

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

PIER 1 IMPORTS, INC.

Date: April 25, 2011	By:	/s/ Alexander W. Smith
Alexander W. Smith, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Michael R. Ferrari Dr. Michael R. Ferrari	Director, Chairman of the Board	April 25, 2011

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	April 25, 2011

/s/ Charles H. Turner Charles H. Turner	Executive Vice President and Chief Financial Officer	April 25, 2011

/s/ Darla D. Ramirez Darla D. Ramirez	Principal Accounting Officer	April 25, 2011

/s/ Claire H. Babrowski Claire H. Babrowski	Director	April 25, 2011

/s/ John H. Burgoyne John H. Burgoyne	Director	April 25, 2011

/s/ Hamish A. Dodds Hamish A. Dodds	Director	April 25, 2011

/s/ Brendan L. Hoffman Brendan L. Hoffman	Director	April 25, 2011

/s/ Terry E. London Terry E. London	Director	April 25, 2011

/s/ Cece Smith Cece Smith	Director	April 25, 2011

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009.

4.1	Indenture dated February 14, 2006 and Form of 6.375% Convertible Senior Notes due 2036, among Pier 1 Imports, Inc., the Subsidiary Guarantors parties thereto and JPMorgan Chase Bank, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 16, 2006.

4.1.2	Registration Rights Agreement dated February 14, 2006, among Pier 1 Imports, Inc., the Guarantors parties thereto and the Initial Purchaser named therein, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed February 16, 2006.

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011.

10.2*	The Company’s Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.3*	The Company’s Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2009.

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007.

10.3.2*	Participation Agreement Amendment dated April 20, 2008 by and between Charles H. Turner and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 24, 2008.

10.3.3*	Participation Agreement Amendment dated April 20, 2008 by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008.

10.4*	The Company’s 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996, incorporated herein by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the year ended February 26, 2005.

10.4.1*	Amendment No. 1 to the Company’s 1989 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.6.2 to the Company’s Form 10-K for the year ended February 26, 2005.

10.5*	The Company’s 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006.

10.5.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007.

10.6*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999.

10.7*	Pier 1 Imports, Inc. Stock Purchase Plan, restated as amended June 20, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2008.

10.7.1*	Amendment to the Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended February 28, 2009.

10.7.2*	Second Amendment dated July 14, 2009 to Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.8.2 to the Company’s Form 10-Q for the quarter ended August 29, 2009.

10.7.3*	Third Amendment dated June 29, 2010 to Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2010.

10.8	Secured Credit Agreement, dated November 22, 2005, among the Company, certain of its subsidiaries, Bank of America, N.A., Wells Fargo Retail Finance, LLC, Wachovia Bank, National Association, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and others, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2005.

10.8.1	First Amendment to Credit Agreement, dated as of July 28, 2006, by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2006.

10.8.2	Second Amendment to Credit Agreement, dated as of May 31, 2007 by and among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 5, 2007.

10.8.3	Third Amendment to Credit Agreement, dated as of July 30, 2009, among Pier 1 Imports (U.S.), Inc., as Borrower, Bank of America, N.A., as administrative and collateral agent, the facility guarantors party thereto and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 31, 2009.

10.8.4	Amended and Restated Credit Agreement, dated April 4, 2011, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto.

10.9	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.

10.9.1	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.9.2	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 27, 2010.

10.10*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011.

10.10.1*	Form of Non-Qualified Stock Option Agreement – Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006.

10.10.2*	Form of Non-Qualified Stock Option Agreement – Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006.

10.10.3*	Form of Restricted Stock Award Agreement (Time Vesting), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 23, 2006.

10.10.4*	Form of Restricted Stock Award Agreement (Performance Vesting), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed June 23, 2006.

10.10.5*	Form of Restricted Stock Award Agreement – April 9, 2010 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2010.

10.10.6*	Form of Restricted Stock Award Agreement – April 9, 2010 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 14, 2010.

10.10.7*	Form of Restricted Stock Award Agreement – April 8, 2011 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2011.

10.10.8*	Form of Restricted Stock Award Agreement – April 8, 2011 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 14, 2011.

10.11*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006.

10.11.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.1 to the Company’s Form 10-K for the year ended March 3, 2007.

10.11.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008.

10.11.3*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.11.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009.

10.11.5*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 8, 2010, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010.

10.12*	Pier 1 Imports Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006.

10.13*	Pier 1 Imports Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.13.1*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 27, 2010.

10.14*	Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc. dated February 19, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 30, 2007.

10.14.1*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 30, 2007.

10.14.2*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007.

10.14.3*	First Amendment to Employment Agreement by and between Alexander W. Smith and Pier 1 Imports, Inc., dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.3 to the Company’s Form 10-Q for the quarter ended August 30, 2008.

10.14.4*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008.

10.14.5*	Employment Agreement dated as of December 15, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009.

10.14.6*	Restricted Stock Award Agreement dated December 18, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2009.

10.14.7*	Restricted Stock Award Agreement dated February 28, 2010 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2010.

10.14.8*	Restricted Stock Award Agreement dated February 28, 2010 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 4, 2010.

10.14.9*	Restricted Stock Award Agreement dated February 27, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2011.

10.14.10*	Amendment to Restricted Stock Award Agreement dated April 8, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc.

10.14.11*	Restricted Stock Award Agreement dated February 27, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2011.

10.14.12*	Amendment to Restricted Stock Award Agreement dated April 8, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc.

10.15	Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 2, 2007.

10.15.1	Amendment No. 1 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 1, 2007.

10.15.2	Amendment No. 2 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 1, 2007.

10.15.3	Amendment No. 3 to the Credit Card Program Agreement by and among Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 28, 2009.

10.16	Office Lease between Chesapeake Plaza, L.L.C and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008.

10.16.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008.

10.17*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008.

10.19	Form of Note Purchase Agreement for 6.375% Convertible Senior Notes due 2036, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009.

10.20	Form of Exchange Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 31, 2009.

10.21*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 27, 2010.

10.22	Credit Card Program Agreement by and between Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., dated December 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2010.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report

*Management Contracts and Compensatory Plans