Form 10-Q
period 2011-05-28
PIER 1 IMPORTS INC/DE
filed 2011-07-05
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 28, 2011

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

As of June 30, 2011, 116,586,522 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 28, 2011	May 29, 2010
Net sales	$334,603	$306,259

Operating costs and expenses:
Cost of sales (including buying and store occupancy costs)	200,536	191,862
Selling, general and administrative expenses	109,150	101,052
Depreciation and amortization	5,032	5,079

	314,718	297,993

Operating income	19,885	8,266

Nonoperating (income) and expenses:
Interest, investment income and other	(2,629)	(1,036)
Interest expense	825	1,442

	(1,804)	406

Income before income taxes	21,689	7,860
Income tax provision	7,591	190

Net income	$14,098	$7,670

Earnings per share:
Basic	$0.12	$0.07

Diluted	$0.12	$0.07

Average shares outstanding during period:
Basic	117,300	116,197

Diluted	119,235	116,921

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 28, 2011	February 26, 2011	May 29, 2010
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $264,407, $261,274 and $164,448, respectively	$304,034	$301,471	$204,828
Accounts receivable, net of allowance for doubtful accounts of $497, $688 and $2,416, respectively	15,883	14,814	17,301
Inventories	315,099	311,770	303,193
Income tax receivable	380	1,043	539
Prepaid expenses and other current assets	27,198	22,871	37,303

Total current assets	662,594	651,969	563,164
Properties, net of accumulated depreciation of $455,758, $452,514 and $445,017, respectively	67,524	64,773	56,518
Other noncurrent assets	29,721	26,835	33,373

	$759,839	$743,577	$653,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,740	$57,421	$74,969
Current portion long-term debt	-	-	25,971
Gift cards and other deferred revenue	71,840	71,963	44,098
Accrued income taxes payable	5,283	232	1,856
Other accrued liabilities	93,417	106,739	99,707

Total current liabilities	242,280	236,355	246,601
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	77,247	84,870	82,271

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	228,889	243,051	245,831
Retained earnings	307,911	293,813	201,358
Cumulative other comprehensive income (loss)	(567)	(784)	(603)
Less — 6,725,000, 7,748,000 and 8,269,000 common shares in treasury, at cost, respectively	(105,546)	(123,353)	(132,028)

	430,812	412,852	314,683
Commitments and contingencies	-	-	-

	$759,839	$743,577	$653,055

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 28, 2011	May 29, 2010
Cash flow from operating activities:
Net income	$14,098	$7,670
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	9,745	7,578
Loss (gain) on disposal of fixed assets	57	(1,650)
Stock-based compensation expense	1,860	1,392
Deferred compensation	1,604	1,046
Lease termination expense	39	450
Amortization of deferred gains	(7,735)	(1,894)
Other	436	662

Changes in cash from:
Inventories	(3,329)	10,303
Accounts receivable, prepaid expenses and other assets	(9,644)	(14,252)
Income tax receivable	663	22
Accounts payable and accrued expenses	(825)	2,086
Accrued income taxes payable	5,051	(3,111)

Net cash provided by operating activities	12,020	10,302

Cash flow from investing activities:
Capital expenditures	(8,425)	(6,337)
Proceeds from disposition of properties	8	10,560
Proceeds from sale of restricted assets	311	756
Purchase of restricted investments	(549)	(756)

Net cash (used in) provided by investing activities	(8,655)	4,223

Cash flow from financing activities:
Purchases of treasury stock	(3,124)	-
Proceeds from stock options exercised, stock purchase plan and other, net	4,909	2,391
Debt issuance costs	(2,587)	-

Net cash (used in) provided by financing activities	(802)	2,391

Change in cash and cash equivalents	2,563	16,916
Cash and cash equivalents at the beginning of the period	301,471	187,912

Cash and cash equivalents at the end of the period	$304,034	$204,828

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 28, 2011

(in thousands)

(unaudited)

	Common Stock				Cumulative Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Outstanding Stock	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance February 26, 2011	117,484	$125	$243,051	$293,813	$(784)	$(123,353)	$412,852
Comprehensive income:
Net income	-	-	-	14,098	-	-	14,098
Other comprehensive income:
Pension adjustments	-	-	-	-	251	-	251
Currency translation adjustments	-	-	-	-	(34)	-	(34)

Comprehensive income							14,315

Purchases of treasury stock	(264)	-	-	-	-	(3,124)	(3,124)
Stock-based compensation	844	-	(11,580)	-	-	13,440	1,860
Exercise of stock options, stock purchase plan and other	443	-	(2,582)	-	-	7,491	4,909

Balance May 28, 2011	118,507	$125	$228,889	$307,911	$(567)	$(105,546)	$430,812

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 28, 2011

AND MAY 29, 2010

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2011. All adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position as of May 28, 2011, and the results of operations and cash flows for the three months ended May 28, 2011 and May 29, 2010, have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three months ended May 28, 2011 and May 29, 2010 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of May 28, 2011, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 3,266,000 and 5,194,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares as of May 28, 2011 and May 29, 2010, respectively. Earnings per share for the three months ended May 28, 2011 and May 29, 2010 was calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 28, 2011	May 29, 2010
Net income, basic and diluted	$14,098	$7,670

Weighted average shares outstanding during period:
Basic	117,300	116,197
Effect of dilutive stock options	1,231	278
Effect of dilutive restricted stock	704	446

Diluted	119,235	116,921

Earnings per share:
Basic	$0.12	$0.07

Diluted	$0.12	$0.07

Note 2 – Comprehensive income

The components of comprehensive income for the three months ended May 28, 2011 and May 29, 2010 were as follows (in thousands):

	Three Months Ended
	May 28, 2011	May 29, 2010
Net income	$14,098	$7,670
Currency translation adjustments	(34)	(41)
Pension adjustments	251	137

Comprehensive income	$14,315	$7,766

Note 3 – Stock-based compensation

For the three months ended May 28, 2011, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,860,000. For the three months ended May 29, 2010, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,392,000.

During the first quarter of fiscal 2012, the Company granted 484,100 shares of restricted stock, of which 242,066 shares were service-based and will be expensed over a three-year service period. The remaining 242,034 shares were performance-based and will be expensed over a three-year period if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors for fiscal years 2012, 2013, and 2014. The 242,066 service-based awards and 79,827 of the performance-based awards have a weighted average grant date fair value of $11.47, which was determined based on the closing stock price on the date of the grant. A grant date fair value for the remaining 162,207 performance-based awards will be established at a future date when performance targets are set for fiscal years 2013 and 2014. The Company also began expensing 125,000 performance-based shares that were granted to the chief executive officer in accordance with the renewal and extension of his employment agreement dated December 15, 2009. These shares have a grant date fair value of $9.81 and will vest if certain performance targets are met by the Company for fiscal 2012. As of May 28, 2011, there was approximately $425,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.5 years and $9,588,000 of total unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted average period of 2.0 years.

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

The following table represents a rollforward of the liability balances for the three months ended May 28, 2011 and May 29, 2010 related to these closures (in thousands):

	Three Months Ended
	May 28, 2011	May 29, 2010
Beginning of period	$3,731	$4,901
Original charges	-	148
Revisions	39	302
Cash payments	(362)	(834)

End of period	$3,408	$4,517

Note 5 – Defined benefit plans

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three months ended May 28, 2011 and May 29, 2010 were as follows (in thousands):

	Three Months Ended
	May 28, 2011	May 29, 2010
Components of net periodic benefits cost:
Service cost	$280	$271
Interest cost	195	185
Amortization of unrecognized prior service costs	102	102
Amortization of net actuarial loss	113	13

Net periodic benefit cost	$690	$571

Note 6 – Income taxes

During the first quarter of fiscal 2012, the Company recorded a current income tax provision of $7,591,000 since all of the Company’s federal net operating losses were utilized by the end of fiscal 2011. For the same period in the prior year, the Company did not record any current or deferred federal tax benefit or expense on its operations, and minimal provisions for state and foreign income tax were made. The Company continues to provide a valuation allowance against all deferred tax assets.

Note 7 – New accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of February 26, 2011, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares, gifts and other seasonal assortments in its stores. The results of operations for the three months ended May 28, 2011 and May 29, 2010 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of May 28, 2011, the Company operated 1,044 stores in the United States and Canada.

During the first quarter of fiscal 2012, the Company announced a three-year growth plan to drive sales and further improve profitability in order to increase shareholder value. The plan includes investing in the acceleration of e-commerce initiatives, existing store improvements, expansion of the store portfolio, and development of infrastructure and technology to enhance business processes and efficiencies throughout the entire organization. As part of the three-year growth plan, the Company’s Board of Directors also approved an initial share repurchase program that authorized the repurchase of up to $100 million of the Company’s common stock. During the first quarter, the Company began executing the plan by utilizing $8.4 million for capital expenditures and approximately $3.1 million for the repurchase of its common stock.

The Company continues to focus on its e-commerce initiative. In June 2011, the Company announced the soft launch of Pier 1 To-Go nationally after a successful regional test. Pier 1 To-Go allows customers to order and reserve merchandise online for pick up and payment at any of the Company’s U.S. stores. The Company’s plans to have full e-commerce functionality by allowing customers to purchase merchandise online, Pier 1 To-You, is progressing and is expected to launch during the summer of 2012.

During the first quarter of fiscal 2012, the Company reported net income of $14.1 million, or $0.12 per share, compared to last year’s first quarter net income of $7.7 million, or $0.07 per share. Income before income taxes was $21.7 million for the first quarter compared to income before income taxes of $7.9 million for the same period last year.

Total sales for the first quarter of fiscal 2012 were $334.6 million, a 9.3% increase from $306.3 million during the same period last year. Comparable store sales for the first three months of fiscal 2012 increased 10.2% for the quarter on top of last year’s 14.3% increase for the same period. Sales increased primarily as a result of increases in store traffic, conversion rate and average ticket over last year. Sales per retail square foot were $171 for the trailing twelve months ended May 28, 2011, up from $155 at the end of the first quarter last year.

The Company’s merchandise margins are at a historical high and were 59.8% of sales for the first quarter of fiscal 2012 compared to 58.6% for the same period last year. The increase in merchandise margins was a result of strong input margins, controlled supply chain costs, and well-managed inventory levels. For fiscal 2012, the Company expects merchandise margins for the full year to be slightly above last year’s levels as a percentage of sales.

Inventory was in line with the Company’s expectations and was $315.1 million at the end of the first quarter compared to $303.2 million at the end of the first quarter last year. Management continues to strategically manage inventory purchases and monitor inventory levels to keep in line with consumer demand.

Store occupancy costs for the quarter were $65.9 million or 19.7% of sales compared to last year’s store occupancy costs of $65.2 million or 21.3% of sales. Gross profit for the quarter was 40.1% as a percentage of sales compared to 37.4% last year. For the full fiscal year, the Company expects to open approximately 12 and close 7 stores.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Marketing expenses increased $2.7 million for the quarter compared to the same period last year. The Company has seen improved response to its recent marketing campaigns, and will make an additional $3.0 million to $4.0 million investment in marketing during the second quarter by adding incremental television and radio advertisements.

Results of Operations

Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 28, 2011 and May 29, 2010:

	Three Months Ended
	May 28, 2011	May 29, 2010
Key Performance Indicators
Total sales growth	9.3%	8.9%
Comparable stores sales growth	10.2%	14.3%
Sales per average retail square foot (1)	$171	$155
Merchandise margins as a % of sales	59.8%	58.6%
Gross profit as a % of sales	40.1%	37.4%
Selling, general and administrative expenses as a % of sales	32.6%	33.0%
Operating income as a % of sales	5.9%	2.7%
Net income as a % of sales	4.2%	2.5%

	May 28,	May 29,
	2011	2010

Inventory per retail square foot	$38	$37
Total retail square footage (in thousands)	8,216	8,260
Total retail square footage decline from the same period last year	(0.5%)	(2.1%)

(1)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 28, 2011	May 29, 2010
Stores	$331,234	$303,205
Other (1)	3,369	3,054

Net sales	$334,603	$306,259

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V. and gift card breakage.

Net sales for the first quarter of fiscal 2012 were $334.6 million, an increase of $28.3 million or 9.3% over last year’s first quarter net sales of $306.3 million. Comparable store sales for the quarter increased 10.2%, which was primarily the result of an increase in store traffic, conversion rate and average ticket over last year. The Canadian dollar continued to strengthen compared to the U.S. dollar, contributing to an increase in comparable store sales of approximately 60 basis points for the quarter. Net sales for the first quarter of fiscal 2012 included amortization of the deferred gain related to the renegotiation of the Company’s proprietary credit card agreement with Chase Bank USA, N.A. (“Chase”) during the fourth quarter of fiscal 2011. The gain amortization in fiscal 2012 was consistent with the treatment of amounts received from Chase during the first quarter of fiscal 2011 for transaction level incentives. During both quarters, the amounts were mostly offset by costs associated with the credit card program and therefore, the net impact on sales was minimal in fiscal 2012 and 2011. Sales per retail square foot were $171 for the trailing twelve months ended May 28, 2011, up from $155 at the end of the first quarter last year. The store count as of May 28, 2011 was 1,044 compared to 1,050 stores at the same time last year.

The increase in sales for the three-month period was comprised of the following components (in thousands):

Net Sales
Net sales for the three months ended May 29, 2010	$306,259
Incremental sales increase (decline) from:
Comparable stores	30,686
Closed stores and other	(2,342)

Net sales for the three months ended May 28, 2011	$334,603

A summary reconciliation of stores open at the beginning of fiscal 2012 to the number open at the end of the first quarter follows:

	United States	Canada	Total
Open at February 26, 2011	967	79	1,046
Closings	(2)	-	(2)

Open at May 28, 2011 (1)	965	79	1,044

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At May 28, 2011, there were 40 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 40.1% expressed as a percentage of sales for the first quarter of fiscal 2012 compared to 37.4% for the same period last year, a 270 basis point improvement. Merchandise margins for the first quarter increased 120 basis points to 59.8% of sales over last year’s 58.6% of sales. Merchandise margins continue to be positively impacted by strong input margins, controlled supply chain costs and well-managed inventory levels. Store occupancy costs increased $0.7 million to $65.9 million for the first quarter of fiscal 2012 but decreased 160 basis points as a percentage of sales. Although rent expense was relatively flat, increased maintenance costs, utilities and property taxes contributed to the increase in total dollars.

Operating Expenses and Depreciation – Selling, general and administrative expenses for the first quarter of fiscal 2012 were $109.2 million, or 32.6% of sales, compared to $101.1 million, or 33.0% of sales for the same period last year. Selling, general and administrative expenses for the quarter included the charges summarized in the table below (in thousands):

	May 28, 2011		May 29, 2010		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)
Store payroll	$55,318	16.5%	$50,847	16.6%	$4,471
Marketing	16,286	4.9%	13,568	4.4%	2,718
Store supplies, services and other	6,266	1.9%	7,234	2.4%	(968)

Variable costs	77,870	23.3%	71,649	23.4%	6,221

Administrative payroll	19,696	5.9%	18,786	6.1%	910
Other relatively fixed expenses	11,584	3.4%	10,617	3.5%	967

Relatively fixed costs	31,280	9.3%	29,403	9.6%	1,877

	$109,150	32.6%	$101,052	33.0%	$8,098

Expenses that tend to fluctuate with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses increased $6.2 million from the first quarter last year, but remained relatively flat as a percentage of sales. Store payroll increased $4.5 million compared to last year as a result of increased store bonuses and additional associate hours at the stores to accommodate the higher sales volume. Marketing expenditures increased $2.7 million from last year primarily due to an increase in television and radio advertising partially offset by a decrease in retail event mailers and advertising in newspapers. Other variable expenses, primarily supplies and equipment rental, decreased $1.0 million during the quarter and decreased 50 basis points as a percentage of sales. The decrease was primarily due to the purchase of point of sale equipment that was previously rented coupled with a decrease in the cost of network datalines.

Relatively fixed selling, general and administrative expenses during the first quarter of fiscal 2012 increased $1.9 million from the same period last year, but decreased 30 basis points as a percentage of sales. Administrative payroll increased $0.9 million during the first quarter of fiscal 2012 when compared to last year, primarily as a result of a slight increase in salaries and stock compensation. All other relatively fixed expenses for the quarter increased $1.0 million but remained relatively flat as a percentage of sales compared to last year. This increase in expense was primarily the result of a $1.6 million gain recorded in the prior year related to the sale of a distribution center near Chicago, with no similar gain in the current year. This amount was partially offset by decreased activity in lease terminations.

Operating income for the first quarter of fiscal 2012 was $19.9 million compared to $8.3 million for last year’s first quarter. This improvement was primarily the result of an increase in total sales, improved merchandise margins, and controlled expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Nonoperating income and expense – During the first quarter of fiscal 2012, nonoperating income was $1.8 million, compared to nonoperating expense of $0.4 million for the same period in fiscal 2011. This increase was primarily the result of an increase in deferred gain recognition related to the renegotiation of the Company’s proprietary credit card agreement with Chase during the fourth quarter of fiscal 2011.

Income taxes – During the first quarter of fiscal 2012, the Company recorded a current income tax provision of $7.6 million since all of the Company’s federal net operating losses were utilized by the end of fiscal 2011. For the same period in the prior year, the Company did not record any current or deferred federal tax benefit or expense on its operations, and minimal provisions for state and foreign income tax were made. The Company continues to provide a valuation allowance against all deferred tax assets.

Net Income – Net income for the first quarter of fiscal 2012 was $14.1 million, or $0.12 per share, compared to $7.7 million, or $0.07 per share, for the first quarter of fiscal 2011.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2012 with $304.0 million in cash and temporary investments compared to $301.5 million at the end of fiscal 2011. The increase in cash was the result of cash provided by operating activities of $12.0 million, primarily the result of the Company’s net income. This increase was partially offset by cash used in investing activities of $8.7 million, primarily related to capital expenditures, and financing activities of $0.8 million.

Inventory levels at the end of the first quarter of fiscal 2012 were $315.1 million, up $3.3 million from inventory levels at the end of fiscal 2011. At the end of the first quarter of fiscal 2012, inventory per retail square foot was flat at $38 compared to fiscal 2011 year end. The Company continues to focus on managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Total inventory at the end of fiscal 2012 is expected to be at or near levels at the end of fiscal 2011.

During the first quarter of fiscal 2012, investing activities used $8.7 million compared to providing $4.2 million during the same period last year. Capital expenditures were $8.4 million in fiscal 2012 compared to $6.3 million during the same period in fiscal 2011, and consisted primarily of $4.4 million for new and existing stores, $3.7 million for information systems enhancements and $0.3 million for home office and distribution centers. Capital expenditures for fiscal 2012 are expected to be approximately $50 million to $60 million.

During the first quarter of fiscal 2012, financing activities used $3.1 million for the repurchase of shares of the Company’s common stock under the Board approved initial share repurchase program and $2.6 million in debt issuance costs for the Company’s amended and restated secured credit facility. These cash outflows were partially offset by the exercises of employee stock options during the first three months of fiscal 2012.

The Company’s Board of Directors approved a $100 million initial share repurchase program during the first quarter of fiscal 2012. The Company repurchased 264,400 shares of its common stock during the first quarter at a weighted average cost of $11.82 per share and a total cost of approximately $3.1 million. From the end of the first quarter through June 30, 2011, the Company has repurchased an additional 2,190,512 shares of its common stock at a weighted average cost of $11.27 per share and a total cost of approximately $24.7 million. In total, the Company has repurchased 2,454,912 shares at a weighted average cost of $11.33 and a total cost of $27.8 million and $72.2 million remains available for repurchase under the plan.

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2012 were $160.6 million. The present value of total existing minimum operating lease commitments discounted at 10% was $605.2 million at the fiscal 2012 first quarter end compared to $617.1 million at the fiscal 2011 first quarter end.

During the first quarter of fiscal 2012, the Company amended and restated its $300 million secured credit facility. The amended and restated facility effectively refinanced the Company’s existing facility, and has a five-year term which will expire in April 2016, an initial line of $300 million and includes a $100 million accordion feature. As of May 28, 2011, the Company had no cash borrowings and approximately $58.2 million in letters of credit and bankers’ acceptances outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The calculated borrowing base was $245.1 million, of which approximately $187.0 million was available for additional borrowings. As of the end of the first quarter of fiscal 2012, the Company was in compliance with all required covenants stated in the agreement.

Working capital requirements are expected to be funded from cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements and share repurchases.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

PART I

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 28, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 28, 2011, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 27, 2011 through April 2, 2011	-	$-	-	$100,000,000
April 3, 2011 through April 30, 2011	-	-	-	100,000,000
May 1, 2011 through May 28, 2011	264,400	11.82	264,400	96,876,061

	264,400	$11.82	264,400	$96,876,061

(1)

On March 25, 2011, the Board of Directors authorized up to $100.0 million for repurchases of the Company’s common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

From the end of the first quarter through June 30, 2011, the Company has repurchased an additional 2,190,512 shares of its common stock at a weighted average cost of $11.27 per share and a total cost of $24,682,985. In total, the Company has repurchased 2,454,912 shares at a weighted average cost of $11.33 and a total cost of $27,806,924 and $72,193,076 remains available for repurchase under the plan.

During the first quarter of fiscal 2012, 110,087 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other information - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 28, 2011 for the purpose of electing as directors the eight nominees named in the proxy statement to hold office until the next annual meeting of shareholders and until their successors are elected and qualified; to approve the material terms of the performance goals under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan for the purposes of compensation deductibility under Section 162(m) of the Internal Revenue Code; to hold a non-binding, advisory vote approving the compensation of the Company’s named executive officers as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission (“SEC”), including the Compensation Discussion and Analysis, compensation tables and narrative discussion in the proxy statement under the caption “Executive Compensation;” to hold a non-binding advisory vote regarding the frequency of future voting on the compensation of the Company’s named executive officers; and to ratify the Audit Committee’s approval to engage Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2012. The results of the election and the votes follow:

Election as directors of the eight nominees named in the proxy statement to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. In order to be elected, a nominee for director must receive the affirmative vote of a majority of the votes cast with respect to such nominee by the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors.

Director	For	Against	Abstain	Broker Non-Votes
Claire H. Babrowski	86,888,857	1,060,140	104,848	21,617,720
John H. Burgoyne	84,798,259	3,147,506	108,079	21,617,720
Hamish A. Dodds	86,887,609	1,058,139	108,096	21,617,720
Michael R. Ferrari	86,183,635	1,765,754	104,456	21,617,720
Brendan L. Hoffman	86,872,620	1,077,294	103,931	21,617,720
Terry E. London	86,861,952	1,087,012	104,881	21,617,720
Alexander W. Smith	86,536,731	1,412,779	104,335	21,617,720
Cece Smith	85,451,328	2,499,506	103,012	21,617,720

Approval of the material terms of the performance goals under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan for the purposes of compensation deductibility under Section 162(m) of the Internal Revenue Code. The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required for approval.

For	Against	Abstain	Broker Non-Votes
85,233,816	990,633	1,829,396	21,617,720

A non-binding, advisory vote approving the compensation of the Company’s named executive officers as disclosed pursuant to the compensation disclosure rules of the SEC, including the Compensation Discussion and Analysis, compensation tables and narrative discussion in the proxy statement under the caption “Executive Compensation.” The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required for approval.

For	Against	Abstain	Broker Non-Votes
83,684,160	2,532,817	1,836,868	21,617,720

A non-binding advisory vote regarding the frequency of future voting on the compensation of the Company’s named executive officers. The frequency (every year, every other year or every three years) that receives the highest number of votes of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter will indicate the choice of shareholders.

Every Year	Every Other Year	Every Three Years	Abstain	Broker Non-Votes
79,872,231	208,639	6,244,267	1,728,707	21,617,720

Based on these results, and consistent with the Company’s recommendation, the Board of Directors has determined that the Company will hold a non-binding advisory vote on the compensation of the Company’s named executive officers every year.

Ratification of the Audit Committee’s approval to engage Ernst & Young LLP as Pier 1 Imports’ independent registered public accounting firm for fiscal 2012. The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required to ratify the approval.

For	Against	Abstain	Broker Non-Votes
108,723,052	923,775	24,739	N/A

Item 6.	Exhibits.

The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date:	July 5, 2011	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	July 5, 2011	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date:	July 5, 2011	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009.

10.1*	Second amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.