Form 10-Q
period 2011-08-27
PIER 1 IMPORTS INC/DE
filed 2011-10-04
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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

As of September 29, 2011, 109,498,687 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010

Net sales	$339,552	$309,869	$674,155	$616,128
Cost of sales (including buying and store occupancy costs)	205,031	195,418	405,567	387,280

Gross profit	134,521	114,451	268,588	228,848
Selling, general and administrative expenses	105,752	94,341	214,902	195,393
Depreciation and amortization	5,035	4,908	10,066	9,987

Operating income	23,734	15,202	43,620	23,468

Nonoperating (income) and expenses:
Interest, investment income and other	(2,573)	(1,032)	(5,202)	(2,068)
Interest expense	714	1,650	1,539	3,092

	(1,859)	618	(3,663)	1,024

Income before income taxes	25,593	14,584	47,283	22,444
Income tax provision	8,955	200	16,546	390

Net income	$16,638	$14,384	$30,737	$22,054

Earnings per share:
Basic	$0.14	$0.12	$0.26	$0.19

Diluted	$0.14	$0.12	$0.26	$0.19

Average shares outstanding during period:
Basic	115,288	116,414	116,294	116,305

Diluted	117,085	116,923	118,270	117,004

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 27, 2011	February 26, 2011	August 28, 2010
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $151,000, $261,274 and $146,876, respectively	$190,805	$301,471	$187,611
Accounts receivable, net	14,093	14,814	16,226
Inventories	370,668	311,770	352,036
Income tax receivable	210	1,043	527
Prepaid expenses and other current assets	20,297	22,871	21,838

Total current assets	596,073	651,969	578,238
Properties, net of accumulated depreciation of $458,957, $452,514 and $448,796, respectively	73,882	64,773	57,024
Other noncurrent assets	30,237	26,835	33,024

	$700,192	$743,577	$668,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,076	$57,421	$85,380
Current portion long-term debt	-	-	16,506
Gift cards and other deferred revenue	66,024	71,963	41,986
Accrued income taxes payable	6,920	232	1,907
Other accrued liabilities	101,238	106,739	101,900

Total current liabilities	253,258	236,355	247,679
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	72,805	84,870	80,666

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	229,683	243,051	243,965
Retained earnings	324,550	293,813	215,742
Cumulative other comprehensive loss	(431)	(784)	(421)
Less — 14,828,000, 7,748,000 and 8,079,000 common shares in treasury, at cost, respectively	(189,298)	(123,353)	(128,970)

	364,629	412,852	330,441
Commitments and contingencies	-	-	-

	$700,192	$743,577	$668,286

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 27, 2011	August 28, 2010
Cash flow from operating activities:
Net income	$30,737	$22,054
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	16,569	15,996
Loss (gain) on disposal of fixed assets	116	(1,683)
Stock-based compensation expense	3,340	2,609
Deferred compensation	3,046	2,003
Lease termination expense	104	637
Amortization of deferred gains	(15,474)	(3,788)
Other	745	1,446

Changes in cash from:
Inventories	(58,898)	(38,540)
Accounts receivable, prepaid expenses and other assets	(2,307)	(590)
Income tax receivable	833	34
Accounts payable and accrued expenses	9,952	11,408
Accrued income taxes payable	6,688	(3,060)

Net cash (used in) provided by operating activities	(4,549)	8,526

Cash flow from investing activities:
Capital expenditures	(21,255)	(12,286)
Proceeds from disposition of properties	1,331	10,591
Proceeds from sale of restricted investments	311	786
Purchase of restricted investments	(822)	(784)

Net cash used in investing activities	(20,435)	(1,693)

Cash flow from financing activities:
Purchases of treasury stock	(89,254)	-
Proceeds from stock options exercised, stock purchase plan and other, net	6,601	2,366
Repayment of long-term debt	-	(9,500)
Debt issuance costs	(3,029)	-

Net cash used in financing activities	(85,682)	(7,134)

Change in cash and cash equivalents	(110,666)	(301)
Cash and cash equivalents at beginning of period	301,471	187,912

Cash and cash equivalents at end of period	$190,805	$187,611

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 27, 2011

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance February 26, 2011	117,484	$125	$243,051	$293,813	$(784)	$(123,353)	$412,852
Comprehensive income:
Net income	-	-	-	30,737	-	-	30,737
Other comprehensive income (net of tax as applicable):
Pension adjustments	-	-	-	-	502	-	502
Currency translation adjustments	-	-	-	-	(149)	-	(149)

Comprehensive income							31,090

Purchases of treasury stock	(8,528)	-	-	-	-	(89,254)	(89,254)
Stock-based compensation	844	-	(10,100)	-	-	13,440	3,340
Exercise of stock options, stock purchase plan and other	604	-	(3,268)	-	-	9,869	6,601

Balance August 27, 2011	110,404	$125	$229,683	$324,550	$(431)	$(189,298)	$364,629

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 27, 2011

AND AUGUST 28, 2010

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2011. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and six months ended August 27, 2011 and August 28, 2010 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 27, 2011, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 3,015,000 and 6,204,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three months ended August 27, 2011 and August 28, 2010, respectively. There were 3,020,000 and 6,545,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the six months ended August 27, 2011 and August 28, 2010, respectively. Earnings per share for the three and six months ended August 27, 2011 and August 28, 2010 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net income, basic and diluted	$16,638	$14,384	$30,737	$22,054

Weighted average shares outstanding during period:
Basic	115,288	116,414	116,294	116,305
Effect of dilutive stock options	1,195	61	1,236	183
Effect of dilutive restricted stock	602	448	740	516

Diluted	117,085	116,923	118,270	117,004

Earnings per share:
Basic	$0.14	$0.12	$0.26	$0.19

Diluted	$0.14	$0.12	$0.26	$0.19

Note 2 – Comprehensive income

The components of comprehensive income, net of applicable income taxes, for the three and six months ended August 27, 2011 and August 28, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net income	$16,638	$14,384	$30,737	$22,054
Currency translation adjustments	(115)	48	(149)	7
Pension adjustments	251	134	502	271

Comprehensive income	$16,774	$14,566	$31,090	$22,332

Note 3 – Stock-based compensation

For the three and six months ended August 27, 2011, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,480,000 and $3,340,000, respectively. For the three and six months ended August 28, 2010, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,217,000 and $2,609,000, respectively.

As of August 27, 2011 there was approximately $343,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.3 years and $8,188,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 1.76 years.

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

The following table represents a rollforward of the liability balances for the six months ended August 27, 2011 and August 28, 2010 related to these closures (in thousands):

	Six Months Ended
	August 27, 2011	August 28, 2010
Beginning of period	$3,731	$4,901
Original charges	-	152
Revisions	104	485
Cash payments	(863)	(1,389)

End of period	$2,972	$4,149

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and six months ended August 27, 2011 and August 28, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Components of net periodic benefits cost:
Service cost	$280	$271	$559	$542
Interest cost	195	185	389	370
Amortization of unrecognized prior service costs	102	103	205	205
Amortization of net actuarial loss	113	12	227	25

Net periodic benefit cost	$690	$571	$1,380	$1,142

Note 6 – Income taxes

During the second quarter and first six months of fiscal 2012, the Company recorded a current income tax provision of $8,955,000 and $16,546,000, respectively. The Company’s federal net operating loss (“NOL”) carryforwards were fully utilized by the end of fiscal 2011. For the same periods in the prior year, because the NOL carryforwards had not been fully utilized, the Company did not record any current or deferred federal tax benefit or expense on its operations, and minimal provisions for state and foreign income tax were made. The Company continues to provide a valuation allowance against all deferred tax assets.

Note 7 – New accounting pronouncement

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares, gifts and other seasonal assortments in its stores. The results of operations for the three and six months ended August 27, 2011 and August 28, 2010 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of August 27, 2011, the Company operated 1,044 stores in the United States and Canada.

During the first quarter of fiscal 2012, the Company announced a three-year growth plan to drive sales and further improve profitability in order to increase shareholder value. The plan includes investing in existing store improvements, expansion of the store portfolio, development of infrastructure and technology, and the acceleration of e-commerce initiatives. As part of the three-year growth plan, the Company’s Board of Directors also approved a share repurchase program that authorized the repurchase of up to $100 million of the Company’s common stock.

During the first six months of the year, the Company began executing the three-year growth plan by utilizing $21.3 million for capital expenditures. Approximately $13 million was invested in new and existing stores, primarily for new merchandise fixtures. The majority of the remaining capital expenditures was for technology projects and infrastructure to enhance business processes and efficiencies throughout the entire organization.

The Company continues to focus on enhancing its online website and e-commerce initiative. Pier 1 To-Go is now fully operational in both the United States and Canada. Pier 1 To-Go allows customers to order and reserve merchandise online for pick up and payment at any of the Company’s stores. The Company’s plans to have full e-commerce functionality by allowing customers to purchase merchandise online, Pier 1 To-You, is progressing and is still expected to launch during the summer of 2012.

During the second quarter of fiscal 2012, the Company repurchased a total of 8,263,827 shares of its common stock at a weighted average cost of $10.42 per share for a total cost of approximately $86.1 million. Subsequent to the end of the second quarter, the Company completed its share repurchase program, and repurchased a total of 9,498,650 shares of its common stock at a weighted average cost of $10.53 per share for a total cost of $100.0 million. Under the share repurchase program, the Company repurchased approximately 8% of its common stock outstanding.

For the second quarter of fiscal 2012, the Company reported net income of $16.6 million, or $0.14 per share, which included an income tax provision of $9.0 million. Net income for the second quarter last year was $14.4 million, or $0.12 per share, which included an income tax provision of only $0.2 million as a result of the Company’s federal net operating loss tax carryforward position. Income before income taxes was $25.6 million for the second quarter compared to income before income taxes of $14.6 million for the same period last year. For the first six months of fiscal 2012, the Company reported net income of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

$30.7 million, or $0.26 per share, which included an income tax provision of $16.5 million. Net income for the same period last year was $22.1 million, or $0.19 per share, which included an income tax provision of only $0.4 million as a result of the Company’s federal net operating loss tax carryforward position. Income before income taxes was $47.3 million for the first six months compared to income before income taxes of $22.4 million for the same period last year.

Total sales for the second quarter of fiscal 2012 were $339.6 million, a 9.6% increase from $309.9 million during the same period last year. Comparable store sales for the quarter increased 10.8%. The total increase in sales for the quarter was primarily the result of an increase in store traffic and average ticket over the same period last year. Total sales for the first six months of fiscal 2012 were $674.2 million, a 9.4% increase from last year’s $616.1 million, primarily as a result of increases in store traffic, conversion and average ticket. Comparable store sales increased 10.5% for the first six months of fiscal 2012. Sales per retail square foot were $175 for the trailing twelve months ended August 27, 2011, compared to $159 for the same period last year.

Merchandise margins improved to 59.4% of sales for the second quarter of fiscal 2012 and 59.6% for the year-to-date period, compared to 58.3% and 58.5% for the same respective periods in the prior year. The increases in merchandise margins were the result of strong input margins and well-managed inventory levels. For fiscal 2012, the Company expects merchandise margins for the full year to be slightly above last year’s levels as a percentage of sales.

Inventory at the end of the second quarter was in line with the Company’s expectations and was $370.7 million compared to $352.0 million at the end of the second quarter last year. Management continues to strategically manage inventory purchases and monitor inventory levels to keep them in line with consumer demand.

Store occupancy costs for the first six months of fiscal 2012 were $133.1 million, or 19.7% of sales, compared to $131.5 million, or 21.3% as a percentage of sales, for the same period a year ago. Gross profit for the first six months of fiscal 2012 was 39.8% as a percentage of sales, compared to 37.1% for the same period last year. For the full fiscal year, the Company expects to open at least 12 stores and close 7 stores.

Marketing expenses increased $6.3 million for the year-to-date period compared to last year. In an effort to encourage both frequency and new visits to stores, the Company increased marketing expenses during the current year by adding incremental television and radio advertisements. Marketing expense for the full fiscal year is expected to be approximately $75 million.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended August 27, 2011 and August 28, 2010:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Key Performance Indicators

Total sales growth	9.6%	8.1%	9.4%	8.5%
Comparable stores sales growth	10.8%	11.2%	10.5%	12.7%
Merchandise margins as a % of sales	59.4%	58.3%	59.6%	58.5%
Gross profit as a % of sales	39.6%	36.9%	39.8%	37.1%
Selling, general and administrative expenses as a % of sales	31.1%	30.4%	31.9%	31.7%
Operating income as a % of sales	7.0%	4.9%	6.5%	3.8%
Net income as a % of sales	4.9%	4.6%	4.6%	3.6%

	For the period ended
	August 27, 2011	August 28, 2010
Inventory per retail square foot	$45	$43
Sales per average retail square foot (1)	$175	$159
Total retail square footage (in thousands)	8,214	8,243
Total retail square footage decline from the same period last year	(0.4%)	(1.2%)

(1)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010

Stores	$336,196	$306,236	$667,430	$609,440
Other (1)	3,356	3,633	6,725	6,688

Net sales	$339,552	$309,869	$674,155	$616,128

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Net sales for the second quarter of fiscal 2012 were $339.6 million, an increase of $29.7 million from last year’s second quarter net sales of $309.9 million. Comparable store sales for the quarter increased 10.8%. The total sales increase for the quarter was primarily the result of an increase in store traffic and average ticket over the same period last year. Net sales during the year-to-date period increased $58.0 million, or 9.4%, to $674.2 million when compared to the same period last year, primarily as a result of an increase in store traffic, conversion and average ticket. Comparable store sales increased 10.5% for the first six months of fiscal 2012. The Canadian dollar continued to strengthen compared to the U.S. dollar, contributing to an increase in comparable store sales of approximately 80 basis points for the quarter and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

70 basis points year to date. Net sales for the first six months of fiscal 2012 included amortization of the deferred gain related to the renegotiation of the Company’s propriety credit card agreement with Chase Bank USA, N.A. (“Chase”) during the fourth quarter of fiscal 2011. The gain amortization in fiscal 2012 was consistent with the treatment of amounts received from Chase during the same period of fiscal 2011 for transaction level incentives. During both periods, the amounts were mostly offset by costs associated with the credit card program and therefore, the net impact on sales was minimal in fiscal 2012 and 2011. Sales per retail square foot were $175 for the trailing twelve months ended August 27, 2011, up from $159 at the end of the second quarter last year. Total store count as of August 27, 2011 was 1,044 compared to 1,048 stores a year ago.

Sales for the six-month period were comprised of the following incremental components (in thousands):

Net Sales

Net sales for the six months ended August 28, 2010	$616,128

Incremental sales growth (decline) from:
New stores opened during fiscal 2012	62
Comparable stores	63,335
Closed stores and other	(5,370)

Net sales for the six months ended August 27, 2011	$674,155

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2012 to the number open at the end of the second quarter is as follows:

	United States	Canada	Total
Open at February 26, 2011	967	79	1,046
Openings	2	—	2
Closings	(4)	—	(4)

Open at August 27, 2011 (1)	965	79	1,044

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At August 27, 2011, there were 41 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 39.6% as a percentage of sales for the second quarter of fiscal 2012 compared to 36.9% for the same period last year, a 270 basis point improvement. For the first six months of fiscal 2012, gross profit was 39.8% as a percentage of sales, compared to 37.1% last year. Merchandise margins increased 110 basis points to 59.4% of sales for the second quarter and 110 basis points to 59.6% of sales for the six-month period ended August 27, 2011, from the comparable periods a year ago. Merchandise margins continue to be positively impacted by strong input margins and well-managed inventory levels.

Store occupancy costs for the quarter were $67.2 million, or 19.8% of sales, a $0.9 million increase compared to $66.3 million, or 21.4% of sales in the same quarter last year. Compared to the second quarter last year, overall rent expense increased slightly in dollars, but decreased as a percent of sales. Year to date, store occupancy costs were $133.1 million, or 19.7% of sales, compared to $131.5 million, or 21.3% of sales for the same period last year. The increase for the period was the result of increased rent and repairs and maintenance expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses and Depreciation – Selling, general and administrative expenses for the second quarter of fiscal 2012 were $105.8 million, or 31.1% of sales, compared to $94.3 million, or 30.4% of sales, for the same quarter last year. Year-to-date selling, general and administrative expenses were $214.9 million, or 31.9% of sales, compared to $195.4 million, or 31.7% of sales, for the same period last year.

Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

	August 27, 2011		August 28, 2010		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$56,439	16.6%	$52,111	16.8%	$4,328
Marketing	13,730	4.0%	10,141	3.3%	3,589
Store supplies, services and other	5,002	1.5%	5,190	1.7%	(188)

Variable costs	75,171	22.1%	67,442	21.8%	7,729

Administrative payroll	20,645	6.1%	18,402	5.9%	2,243
Other relatively fixed expenses	9,936	2.9%	8,497	2.7%	1,439

Relatively fixed costs	30,581	9.0%	26,899	8.6%	3,682

	$105,752	31.1%	$94,341	30.4%	$11,411

	August 27, 2011		August 28, 2010		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$111,757	16.6%	$102,958	16.7%	$8,799
Marketing	30,016	4.5%	23,709	3.8%	6,307
Store supplies, services and other	11,268	1.7%	12,419	2.1%	(1,151)

Variable costs	153,041	22.7%	139,086	22.6%	13,955

Administrative payroll	40,341	6.0%	37,188	6.0%	3,153
Other relatively fixed expenses	21,520	3.2%	19,119	3.1%	2,401

Relatively fixed costs	61,861	9.2%	56,307	9.1%	5,554

	$214,902	31.9%	$195,393	31.7%	$19,509

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, increased $7.7 million, or 30 basis points as a percentage of sales, from the same quarter last year and $14.0 million year to date. Store payroll increased $4.3 million for the quarter and $8.8 million year to date primarily as a result of additional associate hours at the stores and increased store bonuses, both the result of the higher sales volume. In an effort to encourage both frequency and new visits to stores, the Company increased marketing expenses during the current year. As a result, marketing expenditures increased $3.6 million for the quarter and $6.3 million year to date. Other variable expenses, primarily supplies and equipment rental, decreased $0.2 million from the same quarter last year and $1.2 million year to date from the same periods last year. The decreases in the quarter and year-to-date periods were primarily due to a decrease in the cost of network datalines. In addition, during the first quarter of fiscal 2011, the Company purchased point of sale equipment that was previously rented, which resulted in a decrease in equipment rental expense for the Company’s stores for the year-to-date period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Relatively fixed selling, general and administrative expenses increased $3.7 million for the second quarter and $5.6 million year to date compared to the same periods last year. Administrative payroll increased $2.2 million for the quarter and $3.2 million for the first half of fiscal 2012, primarily as a result of an increase in salaries and stock-based compensation expense. All other relatively fixed expenses increased $1.4 million for the quarter and $2.4 million for the year-to-date period. These increases were primarily related to a decrease in deferred gain amortization related to the sale of the home office building and other administrative expenses related to the Company’s strategic initiatives. In addition, the year-to-date expenses also increased as a result of a $1.6 million gain in the prior year related to the sale of a distribution center near Chicago, with no similar gain in the current year.

Operating income for the second quarter of fiscal 2012 was $23.7 million compared to $15.2 million last year. For the first half of fiscal 2012, operating income totaled $43.6 million compared to $23.5 million for the same period last year.

Nonoperating Income and Expense – During the second quarter of fiscal 2012, nonoperating income was $1.9 million, compared to nonoperating expense of $0.6 million for the same period in fiscal 2011. Nonoperating income year to date was $3.7 million, compared to nonoperating expense of $1.0 million in the same period last year. The increases in income were primarily the result of an increase in deferred gain recognition related to the renegotiation of the Company’s proprietary credit card agreement with Chase during the fourth quarter of fiscal 2011. In addition, interest expense decreased primarily as a result of a lower debt balance.

Income Taxes – During the second quarter and first six months of fiscal 2012, the Company recorded a current income tax provision of $9.0 million and $16.5 million, respectively. The Company’s federal net operating loss (“NOL”) carryforwards were fully utilized by the end of fiscal 2011. For the same periods in the prior year, because the NOL carryforwards had not yet been fully utilized, the Company did not record any current or deferred federal tax benefit or expense on its operations, and minimal provisions for state and foreign income tax were made. The Company continues to provide a valuation allowance against all deferred tax assets.

Net Income – During the second quarter of fiscal 2012, the Company recorded net income of $16.6 million, or $0.14 per share, compared to $14.4 million, or $0.12 per share, for the same period last year. Net income for the first six months of fiscal 2012 was $30.7 million, or $0.26 per share, compared to $22.1 million, or $0.19 per share, for the first half of fiscal 2011.

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2012 with $190.8 million in cash and temporary investments compared to $187.6 million a year ago and $301.5 million at the end of fiscal 2011. The decrease from fiscal 2011 year end was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $21.3 million and $89.3 million to repurchase shares of the Company’s common stock.

Operating activities in the first half of fiscal 2012 used $4.5 million of cash, primarily as a result of an increase in inventories almost entirely offset by net income and increases in accounts payable and accrued expenses, and accrued income taxes payable. Inventory levels at the end of the second quarter of fiscal 2012 were $370.7 million, an increase of $18.6 million from the second quarter of fiscal 2011. Inventory levels increased $58.9 million from inventory levels at the end of fiscal 2011 in preparation for the holiday selling season. At the end of the second quarter of fiscal 2012, inventory per retail square foot was $45 compared to $43 at the end of the second quarter of fiscal 2011 as a result of the earlier receipt of Christmas merchandise. The Company continues to focus on strategically managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Total inventory

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

at the end of fiscal 2012 is expected to be at or near the levels at the end of fiscal 2011.

During the first six months of fiscal 2012, investing activities used $20.4 million compared to $1.7 million during the same period last year. Capital expenditures were $21.3 million and consisted of $13.2 million for new and existing stores, $6.7 million for information systems enhancements, and $1.4 million for home office and distribution centers. Capital expenditures for fiscal 2012 are expected to be approximately $50 million to $60 million.

During the first six months of fiscal 2012, financing activities used $85.7 million, primarily related to the Company using $89.3 million to repurchase shares of the Company’s common stock under the Board approved share repurchase program and $3.0 million in debt issuance costs for the Company’s amended and restated secured credit facility. The cash outflows were partially offset by the receipt of $6.6 million in proceeds related to employee stock option exercises and the Company’s employee stock purchase plan.

At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2012 were $108.3 million. The present value of total existing minimum operating lease commitments discounted at 10% was $627.7 million at the fiscal 2012 second quarter end compared to $603.9 million at the fiscal 2011 second quarter end.

During the first quarter of fiscal 2012, the Company amended and restated its $300 million secured credit facility. The amended and restated facility effectively refinanced the Company’s existing facility, and has a five-year term which will expire in April 2016, an initial line of $300 million and includes a $100 million accordion feature. As of August 27, 2011, the Company had no cash borrowings. Approximately $57.9 million in letters of credit and bankers’ acceptances were outstanding, resulting in $242.1 million available for additional borrowings. As of the end of the second quarter of fiscal 2012, the Company was in compliance with all required covenants stated in the agreement.

Working capital requirements are expected to be funded with cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations and capital expenditure requirements.

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

proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011, as filed with the Securities and Exchange Commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 27, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 27, 2011, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 29, 2011 through July 2, 2011	2,042,412	$11.24	2,042,412	$73,917,999
July 3, 2011 through July 30, 2011	944,322	11.84	944,322	62,734,828
July 31, 2011 through August 27, 2011	5,277,093	9.85	5,277,093	10,745,836

	8,263,827	$10.42	8,263,827	$10,745,836

(1)

On March 25, 2011, the Board of Directors authorized up to $100.0 million for repurchases of the Company’s common stock. As of September 6, 2011, subsequent to the end of the second quarter, the Company had completed the $100 million share repurchase program.

From the end of the second quarter through the completion of the $100 million share repurchase program on September 6, 2011, the Company repurchased 970,423 shares of its common stock at a weighted average cost of $11.07 per share and a total cost of approximately $10.7 million. Under the completed share repurchase program, the Company repurchased a total of 9,498,650 shares at a weighted average cost of $10.53 and a total cost of $100.0 million.

During the second quarter of fiscal 2012, the Company did not acquire any shares of the Company’s common stock from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: October 4, 2011	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: October 4, 2011	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date: October 4, 2011	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.