Form 10-Q
period 2011-11-26
PIER 1 IMPORTS INC/DE
filed 2012-01-04
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

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

As of December 29, 2011, 109,623,572 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net sales	$382,699	$353,759	$1,056,854	$969,887
Cost of sales (including buying and store occupancy costs)	217,209	209,690	622,775	596,970

Gross profit	165,490	144,069	434,079	372,917
Selling, general and administrative expenses	127,514	117,524	342,416	312,917
Depreciation and amortization	5,104	4,666	15,171	14,653

Operating income	32,872	21,879	76,492	45,347
Nonoperating (income) and expenses:
Interest, investment income and other	(3,238)	(1,045)	(8,441)	(3,113)
Interest expense	739	1,424	2,279	4,516

	(2,499)	379	(6,162)	1,403

Income before income taxes	35,371	21,500	82,654	43,944
Income tax provision	12,383	496	28,929	886

Net income	$22,988	$21,004	$53,725	$43,058

Earnings per share:
Basic	$0.21	$0.18	$0.47	$0.37

Diluted	$0.21	$0.18	$0.47	$0.37

Average shares outstanding during period:
Basic	108,713	116,479	113,767	116,363

Diluted	110,306	117,680	115,490	117,202

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 26, 2011	February 26, 2011	November 27, 2010
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $136,765, $261,274 and $164,066, respectively	$179,296	$301,471	$209,781
Accounts receivable, net	26,561	14,814	24,313
Inventories	367,876	311,770	338,437
Income tax receivable	134	1,043	972
Prepaid expenses and other current assets	21,525	22,871	20,694

Total current assets	595,392	651,969	594,197
Properties, net of accumulated depreciation of $458,375, $452,514 and $453,956, respectively	87,029	64,773	59,171
Other noncurrent assets	30,405	26,835	31,008

	$712,826	$743,577	$684,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,437	$57,421	$61,445
Current portion long-term debt	-	-	$16,542
Gift cards and other deferred revenue	58,369	71,963	44,672
Accrued income taxes payable	11,731	232	2,313
Other accrued liabilities	115,342	106,739	116,931

Total current liabilities	253,879	236,355	241,903
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	70,666	84,870	79,425

Shareholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	230,524	243,051	244,134
Retained earnings	347,538	293,813	236,746
Cumulative other comprehensive loss	(2,174)	(784)	(262)
Less — 15,574,000, 7,748,000 and 7,967,000 common shares in treasury, at cost, respectively	(197,232)	(123,353)	(127,195)

	378,781	412,852	353,548
Commitments and contingencies	-	-	-

	$712,826	$743,577	$684,376

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 26, 2011	November 27, 2010
Cash flow from operating activities:
Net income	$53,725	$43,058
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	23,078	24,178
Gain (loss) on disposal of fixed assets	388	(1,687)
Stock-based compensation expense	4,780	3,668
Deferred compensation	4,342	3,127
Lease termination expense	783	680
Amortization of credit card deferred revenue	(15,625)	-
Amortization of deferred gains	(9,794)	(5,683)
Other	(1,118)	2,662

Changes in cash from:
Inventories	(56,106)	(24,941)
Accounts receivable, prepaid expenses and other assets	(17,586)	(10,460)
Income tax receivable	909	(411)
Accounts payable and accrued expenses	12,668	4,118
Accrued income taxes payable	11,499	(2,654)

Net cash provided by operating activities	11,943	35,655

Cash flow from investing activities:
Capital expenditures	(40,359)	(19,659)
Proceeds from disposition of properties	1,341	10,619
Proceeds from sale of restricted investments	423	3,818
Purchase of restricted investments	(1,240)	(3,815)
Collection of notes receivable	-	1,500

Net cash used in investing activities	(39,835)	(7,537)

Cash flow from financing activities:
Purchases of treasury stock	(100,000)	-
Proceeds from stock options exercised, stock purchase plan and other, net	8,814	3,251
Repayment of long-term debt	-	(9,500)
Debt issuance costs	(3,097)	-

Net cash used in financing activities	(94,283)	(6,249)

Change in cash and cash equivalents	(122,175)	21,869
Cash and cash equivalents at beginning of period	301,471	187,912

Cash and cash equivalents at end of period	$179,296	$209,781

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 26, 2011

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	Outstanding Stock	Amount
Balance February 26, 2011	117,484	$125	$243,051	$293,813	$(784)	$(123,353)	$412,852
Comprehensive income:
Net income	-	-	-	53,725	-	-	53,725
Other comprehensive income (net of tax as applicable):
Pension adjustments	-	-	-	-	752	-	752
Currency translation adjustments	-	-	-	-	(2,142)	-	(2,142)

Comprehensive income							52,335

Purchases of treasury stock	(9,499)	-	-	-	-	(100,000)	(100,000)
Stock-based compensation	831	-	(8,443)	-	-	13,223	4,780
Exercise of stock options, stock purchase plan and other	842	-	(4,084)	-	-	12,898	8,814

Balance November 26, 2011	109,658	$125	$230,524	$347,538	$(2,174)	$(197,232)	$378,781

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 26, 2011

AND NOVEMBER 27, 2010

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 26, 2011. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and nine months ended November 26, 2011 and November 27, 2010, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 26, 2011, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 2,723,000 and 3,530,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three months ended November 26, 2011 and November 27, 2010, respectively. There were 2,986,000 and 5,003,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the nine months ended November 26, 2011 and November 27, 2010, respectively. Earnings per share for the three and nine months ended November 26, 2011 and November 27, 2010 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net income, basic and diluted	$22,988	$21,004	$53,725	$43,058

Weighted average shares outstanding during period:
Basic	108,713	116,479	113,767	116,363
Effect of dilutive stock options	1,100	494	1,139	260
Effect of dilutive restricted stock	493	707	584	579

Diluted	110,306	117,680	115,490	117,202

Earnings per share:
Basic	$0.21	$0.18	$0.47	$0.37

Diluted	$0.21	$0.18	$0.47	$0.37

Note 2 – Comprehensive income

The components of comprehensive income, net of applicable taxes, for the three and nine months ended November 26, 2011 and November 27, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010

Net income	$22,988	$21,004	$53,725	$43,058
Currency translation adjustments	(1,993)	579	(2,142)	586
Pension adjustments	250	(420)	752	(149)

Comprehensive income	$21,245	$21,163	$52,335	$43,495

Note 3 – Stock-based compensation

For the three and nine months ended November 26, 2011, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,440,000 and $4,780,000, respectively. For the three and nine months ended November 27, 2010, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,059,000 and $3,668,000, respectively.

As of November 26, 2011, there was approximately $265,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.2 years and $6,725,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 1.5 years.

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

The following table represents a rollforward of the liability balances for the nine months ended November 26, 2011 and November 27, 2010 related to these closures (in thousands):

	Nine Months Ended
	November 26, 2011	November 27, 2010
Beginning of period	$3,731	$4,901
Original charges	-	155
Revisions	783	525
Cash payments	(1,524)	(2,221)

End of period	$2,990	$3,360

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and nine months ended November 26, 2011 and November 27, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Components of net periodic benefits cost:
Service cost	$280	$290	$839	$832
Interest cost	195	152	584	522
Amortization of unrecognized prior service costs	102	103	307	308
Amortization of net actuarial loss	113	41	339	66
Settlement charge	-	145	-	145

Net periodic benefit cost	$690	$731	$2,069	$1,873

Note 6 – Proprietary credit card information

During the third quarter of fiscal 2012, the Company entered into a private-label credit card plan agreement (“Agreement”) with World Financial Network Bank, a subsidiary of Alliance Data Systems Corporation (“ADS”). Under the terms of the Agreement, ADS will replace Chase Bank USA, N.A. (“Chase”) as the Company’s private-label credit card provider. The Agreement commencement date will be the date of the transfer of ownership to ADS of the private-label credit accounts issued under the Company’s current private-label credit card program agreement with Chase. The Company anticipates this transfer to ADS will be completed in the first quarter of fiscal 2013. The Agreement with ADS has an initial term of seven years that will automatically extend to a term of ten years if certain performance targets are achieved. The Company will be entitled to future payments over the term of the Agreement based on revolving credit card sales and certain other credit and account related matters. As a result of this agreement, the Company has revised the amortization period for any remaining deferred gains related to prior transactions with Chase as appropriate.

Note 7 – Income taxes

During the third quarter and first nine months of fiscal 2012, the Company recorded a current income tax provision of $12,383,000 and $28,929,000, respectively. The Company’s federal net operating loss (“NOL”) carryforwards were fully utilized by the end of fiscal 2011. For the same periods in the prior year, because the NOL carryforwards had not yet been fully utilized, the Company did not record any current or deferred federal tax benefit or expense on its operations, and minimal provisions for state and foreign income tax were made. The Company continues to provide a valuation allowance against all deferred tax assets. However, given the improved performance and expectations for the remainder of the fiscal year, the Company believes it is probable that during the fourth quarter it will be able to conclude that the realization of all deferred tax assets is more likely than not. Accordingly, it is likely that the Company will reverse its valuation allowance and record a non-cash tax benefit of approximately $60,000,000, or an estimated $0.54 per share, during the fourth quarter of the current fiscal year.

Note 8 – New accounting pronouncement

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture collections, bed and bath products, candles, housewares, gifts and other seasonal assortments in its stores. The results of operations for the three and nine months ended November 26, 2011 and November 27, 2010 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of November 26, 2011, the Company operated 1,054 stores in the United States and Canada.

During the first quarter of fiscal 2012, the Company announced a three-year growth plan to drive sales and further improve profitability in order to increase shareholder value. The plan includes investing in existing store improvements, expansion of the store portfolio, development of infrastructure and technology, and the acceleration of e-commerce initiatives. As part of the three-year growth plan, the Company’s Board of Directors also approved a share repurchase program.

During the first nine months of the year, the Company began executing the three-year growth plan by utilizing $40.4 million for capital expenditures. Approximately $26.2 million was invested in new and existing stores, primarily for new merchandise fixtures and investments made in refurbishments and remodels. The majority of the remaining capital expenditures was for technology projects and infrastructure initiatives to enhance business processes and efficiencies throughout the organization.

The Company continues to focus on enhancing its website and e-commerce initiative. Pier 1 To-Go is fully operational in both the United States and Canada. Pier 1 To-Go allows customers to order and reserve merchandise online for pick up and payment at any of the Company’s stores. The Company’s plan to have full e-commerce functionality by allowing customers to purchase merchandise online, Pier 1 To-You, is progressing and is still expected to launch during the summer of 2012.

As part of the three-year growth plan, the Company’s Board of Directors approved an initial share repurchase program that authorized the repurchase of up to $100 million of the Company’s common stock. This initial share repurchase program was completed on September 6, 2011, resulting in the repurchase of approximately 8% of the Company’s common stock outstanding. A total of 9,498,650 shares of its common stock were repurchased at a weighted average cost of $10.53 per share for a total cost of $100.0 million. On October 13, 2011, the Company’s Board of Directors authorized a new $100 million share repurchase program. At the end of the third quarter of fiscal 2012, no shares had been repurchased under the new program and $100 million remained available for repurchase.

For the third quarter of fiscal 2012, the Company reported net income of $23.0 million, or $0.21 per share,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

which included an income tax provision of $12.4 million. Net income for the third quarter last year was $21.0 million, or $0.18 per share, which included an income tax provision of only $0.5 million as a result of the Company’s federal net operating loss tax carryforward position. Income before income taxes was $35.4 million for the third quarter compared to income before income taxes of $21.5 million for the same period last year. For the first nine months of fiscal 2012, the Company reported net income of $53.7 million, or $0.47 per share, which included an income tax provision of $28.9 million. Net income for the same period last year was $43.1 million, or $0.37 per share, which included an income tax provision of only $0.9 million as a result of the Company’s federal net operating loss tax carryforward position. Income before income taxes was $82.7 million for the first nine months compared to income before income taxes of $43.9 million for the same period last year.

Total sales for the third quarter of fiscal 2012 were $382.7 million, a 8.2% increase from $353.8 million during the same period last year. Comparable store sales for the quarter increased 7.0%. The total increase in sales for the quarter was primarily the result of an increase in store traffic and average ticket over the same period last year. Total sales for the first nine months of fiscal 2012 were $1.1 billion, a 9.0% increase from last year’s $969.9 million, primarily as a result of increases in store traffic and average ticket. Comparable store sales increased 9.2% for the first nine months of fiscal 2012. Sales per retail square foot were $178 for the trailing twelve months ended November 26, 2011, compared to $163 for the same period last year.

During the third quarter of fiscal 2012, the Company entered into a private-label credit card plan agreement (“Agreement”) with a subsidiary of Alliance Data Systems Corporation (“ADS”). Under the terms of the Agreement, ADS will replace the Company’s existing private-label credit card provider. The Agreement commencement date will be the date of the transfer of ownership to ADS of the private-label credit accounts issued under the Company’s existing private-label credit card program agreement. The Company anticipates this transfer to ADS will be completed in the first quarter of fiscal 2013. The Agreement with ADS has an initial term of seven years that will automatically extend to a term of ten years if certain performance targets are achieved. The Company will be entitled to future payments over the term of the Agreement based on revolving credit card sales and certain other credit and account related matters.

Merchandise margins improved to 60.5% of sales for the third quarter of fiscal 2012 and 59.9% for the year-to-date period, compared to 58.9% and 58.6% for the same respective periods in the prior year. The increases in merchandise margins were the result of strong input margins, the right balance of regular and promotional pricing, and well-managed inventory levels. For fiscal 2012, the Company expects merchandise margins for the full year to be slightly above last year’s levels as a percentage of sales.

Inventory at the end of the third quarter was in line with the Company’s expectations and was $367.9 million compared to $338.4 million at the end of the third quarter last year. The increase in inventory resulted from slightly larger purchases of seasonal merchandise to support higher sales and early receipt of spring merchandise in order to enable the stores to transition and set earlier for spring. Management continues to strategically manage inventory purchases and monitor inventory levels to keep them in line with consumer demand.

Store occupancy costs for the first nine months of fiscal 2012 were $199.3 million, or 18.9% of sales, compared to $195.9 million, or 20.2% as a percentage of sales, for the same period a year ago. Gross profit for the first nine months of fiscal 2012 was 41.1% as a percentage of sales, compared to 38.4% for the same period last year. The Company plans to open two stores and close four stores during the fourth quarter resulting in a net of six store openings for the full fiscal year. The Company anticipates ending fiscal 2012 with 1,052 stores.

The Company increased marketing expenses during the current year to encourage existing customers to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

visit stores more frequently and attract new customers to stores. As a result, marketing expenditures increased $9.1 million for the year-to-date period compared to last year. Marketing expense for the full fiscal year is expected to be approximately $75 million.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and nine months ended November 26, 2011 and November 27, 2010:

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Key Performance Indicators
Total sales growth	8.2%	8.2%	9.0%	8.4%
Comparable stores sales growth	7.0%	10.2%	9.2%	11.8%
Merchandise margins as a % of sales	60.5%	58.9%	59.9%	58.6%
Gross profit as a % of sales	43.2%	40.7%	41.1%	38.4%
Selling, general and administrative expenses as a % of sales	33.3%	33.2%	32.4%	32.3%
Operating income as a % of sales	8.6%	6.2%	7.2%	4.7%
Net income as a % of sales	6.0%	5.9%	5.1%	4.4%

	For the period ended
	November 26, 2011	November 27, 2010
Inventory per retail square foot	$44	$41
Sales per average retail square foot (1)	$178	$163
Total retail square footage (in thousands)	8,285	8,238
Total retail square footage increase (decrease) from the same period last year	0.6%	(1.1%)

(1)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Stores	$377,989	$349,180	$1,045,419	$958,620
Other (1)	4,710	4,579	11,435	11,267

Net sales	$382,699	$353,759	$1,056,854	$969,887

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Net sales for the third quarter of fiscal 2012 were $382.7 million, an increase of $28.9 million from last year’s third quarter net sales of $353.8 million. Comparable store sales for the quarter increased 7.0%. The total sales increase for the quarter was primarily the result of an increase in store traffic and average ticket over the same period last year. Net sales during the year-to-date period increased $87.0 million, or 9.0%, to $1.057 billion when compared to the same period last year, primarily as a result of an increase in store traffic and average ticket. Comparable store sales increased 9.2% for the first nine months of fiscal 2012. The Canadian dollar continued to strengthen compared to the U.S. dollar, contributing to an increase in comparable store sales of approximately 10 basis points for the quarter and 50 basis points year to date. Net sales for the first nine months of fiscal 2012 included amortization of the deferred gain related to the renegotiation of the Company’s propriety credit card agreement with Chase Bank USA, N.A. (“Chase”) during the fourth quarter of fiscal 2011. The gain amortization in fiscal 2012 was consistent with the treatment of amounts received from Chase during the same period of fiscal 2011 for transaction level incentives. During both periods, the amounts were mostly offset by costs associated with the credit card program. As a result of its new agreement with ADS during the third quarter of fiscal 2012, the Company revised the amortization period for any remaining deferred gains related to prior transactions with Chase as appropriate.

Sales per retail square foot were $178 for the trailing twelve months ended November 26, 2011, up from $163 at the end of the third quarter last year. Total store count as of November 26, 2011 was 1,054 compared to 1,047 stores a year ago.

Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales

Net sales for the nine months ended November 27, 2010	$969,887
Incremental sales growth (decline) from:
New stores opened during fiscal 2012	3,036
Comparable stores	87,946
Closed stores and other	(4,015)

Net sales for the nine months ended November 26, 2011	$1,056,854

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2012 to the number open at the end of the third quarter is as follows:

	United States	Canada	Total
Open at February 26, 2011	967	79	1,046
Openings	11	2	13
Closings	(5)	—	(5)

Open at November 26, 2011 (1)	973	81	1,054

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 26, 2011, there were 44 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 43.2% as a percentage of sales for the third quarter of fiscal 2012 compared to 40.7% for the same period last year, a 250 basis point improvement. For the first nine months of fiscal 2012, gross profit was 41.1% as a percentage of sales, compared to 38.4% last year. Merchandise margins increased 160 basis points to 60.5% of sales for the third quarter and increased 130 basis points to 59.9% of sales for the nine-month period ended November 26, 2011, from the comparable periods a year ago. Merchandise margins continue to be positively impacted by strong input margins, the right balance of regular and promotional pricing, and well-managed inventory levels.

Store occupancy costs for the quarter were $66.2 million, or 17.3% of sales, compared to $64.4 million, or 18.2% of sales in the same quarter last year. Compared to the third quarter last year, overall rent expense increased slightly in dollars primarily due to the increase in new store openings, but decreased as a percent of sales. Year to date, store occupancy costs were $199.3 million, or 18.9% of sales, compared to $195.9 million, or 20.2% of sales for the same period last year. The increase in dollars for the period was the result of increased rent, property taxes, and repairs and maintenance expenses.

Operating Expenses – Selling, general and administrative expenses for the third quarter of fiscal 2012 were $127.5 million, or 33.3% of sales, compared to $117.5 million, or 33.2% of sales, for the same quarter last year. Year-to-date selling, general and administrative expenses were $342.4 million, or 32.4% of sales, compared to $312.9 million, or 32.3% of sales, for the same period last year.

Selling, general and administrative expenses for the quarter and year-to-date periods included the following charges summarized in the tables below (in thousands):

	November 26, 2011		November 27, 2010
Third Quarter Ended	Expense	% of Sales	Expense	% of Sales	Increase

Store payroll	$58,508	15.3%	$56,909	16.1%	$1,599
Marketing	26,361	6.9%	23,579	6.7%	2,782
Store supplies, services and other	6,636	1.7%	6,034	1.7%	602

Variable costs	91,505	23.9%	86,522	24.5%	4,983
Administrative payroll	25,684	6.7%	21,522	6.1%	4,162
Other relatively fixed expenses	10,325	2.7%	9,480	2.6%	845

Relatively fixed costs	36,009	9.4%	31,002	8.7%	5,007

	$127,514	33.3%	$117,524	33.2%	$9,990

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	November 26, 2011		November 27, 2010		Increase /
Year-to-Date	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$170,265	16.1%	$159,867	16.5%	$10,398
Marketing	56,377	5.3%	47,289	4.9%	9,088
Store supplies, services and other	17,904	1.7%	18,453	1.9%	(549)

Variable costs	244,546	23.1%	225,609	23.3%	18,937
Administrative payroll	66,025	6.3%	58,710	6.1%	7,315
Other relatively fixed expenses	31,845	3.0%	28,599	2.9%	3,246

Relatively fixed costs	97,870	9.3%	87,309	9.0%	10,561

	$342,416	32.4%	$312,918	32.3%	$29,498

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies and other related expenses, increased $5.0 million from the same quarter last year and $18.9 million year to date, but were leveraged as a percentage of sales for both periods. Store payroll increased $1.6 million for the quarter and $10.4 million year to date primarily as a result of additional associate hours at the stores and increased store bonuses, both the result of the higher sales volume. In addition, the increase also related to the opening of 11 new stores during the quarter and 13 new stores year to date. The Company increased marketing expenses during the current year to encourage existing customers to visit stores more frequently and attract new customers to stores. As a result, marketing expenditures increased $2.8 million for the quarter and $9.1 million year to date. Other variable expenses, primarily supplies and equipment rental, increased $0.6 million from the same quarter last year but decreased $0.5 million year to date from the same periods last year.

Relatively fixed selling, general and administrative expenses increased $5.0 million for the third quarter and $10.6 million year to date compared to the same periods last year. Administrative payroll increased $4.2 million for the quarter and $7.3 million for the first nine months of fiscal 2012, primarily as a result of the planned hiring of incremental headcount in support of e-commerce and other growth initiatives and additional expense for performance related pay and other items. All other relatively fixed expenses increased $0.8 million for the quarter and $3.2 million for the year-to-date period. These increases primarily resulted from other administrative expenses related to the Company’s strategic initiatives and a decrease in deferred gain amortization related to the sale of the home office building. In addition, the year-to-date expenses also increased as a result of a $1.6 million gain in the prior year related to the sale of a distribution center near Chicago, with no similar gain in the current year.

Operating income for the third quarter of fiscal 2012 was $32.9 million compared to $21.9 million last year. For the first nine months of fiscal 2012, operating income totaled $76.5 million compared to $45.3 million for the same period last year.

Nonoperating Income and Expense – During the third quarter of fiscal 2012, nonoperating income was $2.5 million, compared to nonoperating expense of $0.4 million for the same period in fiscal 2011. Nonoperating income year to date was $6.2 million, compared to nonoperating expense of $1.4 million in the same period last year. The increases in income were primarily the result of an increase in deferred gain recognition related to the renegotiation of the Company’s proprietary credit card agreement with Chase

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

during the fourth quarter of fiscal 2011. As a result of its agreement with ADS during the third quarter of fiscal 2012, the Company also revised the amortization period for any remaining deferred gains related to prior transactions with Chase as appropriate. In addition, interest expense for both the quarter and year-to-date periods of fiscal 2012 decreased primarily as a result of a lower debt balance.

Income Taxes – During the third quarter and first nine months of fiscal 2012, the Company recorded a current income tax provision of $12.4 million and $28.9 million, respectively. The Company’s federal net operating loss (“NOL”) carryforwards were fully utilized by the end of fiscal 2011. For the same periods in the prior year, because the NOL carryforwards had not yet been fully utilized, the Company did not record any current or deferred federal tax benefit or expense on its operations, and minimal provisions for state and foreign income tax were made. The Company continues to provide a valuation allowance against all deferred tax assets. However, given the improved performance and expectations for the remainder of the fiscal year, the Company believes it is probable that during the fourth quarter it will be able to conclude that the realization of all deferred tax assets is more likely than not. Accordingly, it is likely that the Company will reverse its valuation allowance and record a non-cash tax benefit of approximately $60 million, or an estimated $0.54 per share, during the fourth quarter of the current fiscal year.

Net Income – During the third quarter of fiscal 2012, the Company recorded net income of $23.0 million, or $0.21 per share, compared to $21.0 million, or $0.18 per share, for the same period last year. Net income for the first nine months of fiscal 2012 was $53.7 million, or $0.47 per share, compared to $43.1 million, or $0.37 per share, for the first nine months of fiscal 2011.

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2012 with $179.3 million in cash and temporary investments compared to $209.8 million a year ago and $301.5 million at the end of fiscal 2011. The decrease from fiscal 2011 year end was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $40.4 million and $100.0 million to repurchase shares of the Company’s common stock.

Operating activities in the first nine months of fiscal 2012 provided $11.9 million of cash, primarily as a result of net income offset by seasonal increases in inventory. Inventory levels at the end of the third quarter of fiscal 2012 were $367.9 million, an increase of $29.4 million from the third quarter of fiscal 2011. The increase in inventory resulted from slightly larger purchases of seasonal merchandise to support higher sales and early receipt of spring merchandise in order to enable the stores to transition and set earlier for spring. At the end of the third quarter of fiscal 2012, inventory per retail square foot was $44 compared to $41 per square foot for the same period last year. The Company continues to focus on strategically managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. Total inventory at the end of fiscal 2012 is expected to be 3% to 5% above the levels at the end of fiscal 2011.

During the first nine months of fiscal 2012, investing activities used $39.8 million compared to $7.5 million during the same period last year. Capital expenditures were $40.4 million and consisted of $26.2 million for new and existing stores, $11.5 million for information systems enhancements, and $2.7 million for home office and distribution centers. Capital expenditures for fiscal 2012 are expected to be approximately $60 million.

During the first nine months of fiscal 2012, financing activities used $94.3 million, primarily related to the Company using $100 million to repurchase shares of the Company’s common stock under the initial Board approved share repurchase program and $3.1 million in debt issuance costs for the Company’s amended and restated secured credit facility. The cash outflows were partially offset by the receipt of $8.8 million in proceeds related primarily to employee stock option exercises and the Company’s employee stock purchase plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The present value of total existing minimum operating lease commitments discounted at 10% was $631.1 million at the fiscal 2012 third quarter end compared to $588.4 million at the fiscal 2011 third quarter end.

During the first quarter of fiscal 2012, the Company amended and restated its $300 million secured credit facility. The amended and restated facility effectively refinanced the Company’s existing facility, and has a five-year term which will expire in April 2016, an initial line of $300 million and includes a $100 million accordion feature. As of November 26, 2011, the Company had no cash borrowings. Approximately $43.8 million in letters of credit and bankers’ acceptances were outstanding, resulting in $256.2 million available for additional borrowings. As of the end of the third quarter of fiscal 2012, the Company was in compliance with all required covenants stated in the agreement.

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

There are no material changes to the Company’s market risk as disclosed in its Form 10-K filed for the fiscal year ended February 26, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 26, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 26, 2011, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 28, 2011 through October 1, 2011	970,423	$11.07	970,423	$—
October 2, 2011 through October 29, 2011	—	—	—	100,000,000
October 30, 2011 through November 26, 2011	—	—	—	100,000,000

	970,423	$11.07	970,423	$100,000,000

(1)

On March 25, 2011, the Board of Directors authorized an initial $100.0 million for repurchases of the Company’s common stock. As of September 6, 2011, the Company had completed this $100.0 million share repurchase program and purchased a total of 9,498,650 shares of its common stock at a weighted average cost of $10.53 per share. On October 13, 2011, the Board of Directors authorized a new $100.0 million share repurchase program and $100.0 million remained available for repurchase at the end of the third quarter of fiscal 2012. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

During the third quarter of fiscal 2012, the Company did not acquire any shares of the Company’s common stock from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

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

PIER 1 IMPORTS, INC. (Registrant)

Date: January 4, 2012	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: January 4, 2012	By:	/s/ Charles H. Turner
Charles H. Turner, Executive Vice President and
Chief Financial Officer

Date: January 4, 2012	By:	Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009.

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed October 16, 2009.

10.1	Private Label Credit Card Plan Agreement by and between World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated October 5, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2011. Some of the schedules and an exhibit to this agreement have been omitted pursuant to a request for confidential treatment.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.