Form 10-K
period 2012-02-25
PIER 1 IMPORTS INC/DE
filed 2012-04-25
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes          No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 26, 2011, was approximately $1,131,266,000. The registrant has no non-voting common stock.

As of April 20, 2012, there were outstanding 109,601,864 shares of the registrant’s common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2012 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended February 25, 2012

		PART I	PAGE

Item	1.	Business.	1

Item	1A.	Risk Factors.	5

Item	1B.	Unresolved Staff Comments.	12

Item	2.	Properties.	12

Item	3.	Legal Proceedings.	13

Item	4.	Mine Safety Disclosures.	13

		PART II

Item	5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	14

Item	6.	Selected Financial Data.	16

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item	8.	Financial Statements and Supplementary Data.	32

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	56

Item	9A.	Controls and Procedures.	56

Item	9B.	Other Information.	58

		PART III

Item	10.	Directors, Executive Officers and Corporate Governance.	59

Item	11.	Executive Compensation.	59

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	59

Item	13.	Certain Relationships and Related Transactions, and Director Independence.	59

Item	14.	Principal Accounting Fees and Services.	59

		PART IV

Item	15.	Exhibits, Financial Statement Schedules.	60

PART I

Item 1.	Business.

(a)	General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail locations operating under the name Pier 1 Imports®.

As of February 25, 2012, the Company had 1,052 stores in the United States and Canada. In fiscal 2012, the Company opened 15 new Pier 1 Imports stores and closed 9 stores. Subject to changes in the retail environment, availability of suitable store sites, and lease renewal negotiations, the Company plans to open approximately 20 new Pier 1 Imports stores and close 8 stores during fiscal 2013. During fiscal 2012, the Company also refurbished 125 stores with a new merchandise fixture package and lighting upgrades, completed major remodels at three locations, and added some new fixtures throughout all stores. The Company operates regional distribution center facilities in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington.

The Company has an arrangement to supply Grupo Sanborns, S.A. de C.V. (“Grupo Sanborns”) with Pier 1 Imports merchandise to be sold primarily in a “store within a store” format in certain stores operated by Grupo Sanborns’ subsidiaries, Sears Operadora de Mexico, S.A. de C.V. (“Sears Mexico”) and Corporacion de Tiendas Internationales, S.A. de C.V. (“Sears El Salvador”). The agreements with Grupo Sanborns will expire January 1, 2017. The agreements are structured in a manner which substantially insulates the Company from currency fluctuations in the value of the Mexican peso. As of February 25, 2012, Pier 1 Imports merchandise was offered in 47 Sears Mexico stores and one Sears El Salvador store. Since Sears Mexico and Sears El Salvador operate these locations, the Company has no employees or real estate obligations in Mexico or El Salvador.

During the third quarter of fiscal 2012, the Company entered into a private-label credit card plan agreement (“Agreement”) with a subsidiary of Alliance Data Systems Corporation (“ADS”). The transfer of ownership to ADS of the private-label credit accounts issued under the Company’s existing private-label credit card program agreement was completed in the first quarter of fiscal 2013. The Agreement has an initial term of seven years that will automatically extend to a term of ten years if certain performance targets are achieved. The Agreement with ADS will provide an enhanced value proposition for the consumer and is expected to drive higher average ticket and transactions.

The Company continues to focus on enhancing its website, www.pier1.com, and its e-Commerce initiative. Pier 1 To-Go, which allows customers to order and reserve merchandise online for pick up and payment at any of the Company’s stores, is fully operational. The Company’s plan to have full e-Commerce functionality by allowing customers to purchase merchandise online, Pier 1 To-You, is progressing and is expected to launch during the summer of 2012.

(b)	Financial Information about Industry Segments.

In fiscal 2012, the Company conducted business as one operating segment consisting of the retail sale of decorative home furnishings, gifts and related items.

Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c)	Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores operating under the name “Pier 1 Imports,” which sell a wide variety of furniture, decorative home furnishings, dining and kitchen goods, candles, gifts and other specialty items for the home.

As of February 25, 2012, the Company operated 971 Pier 1 Imports stores in the United States and 81 Pier 1 Imports stores in Canada. During fiscal 2012, the Company supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns, which sold Pier 1 Imports merchandise primarily in a “store within a store” format in 47 Sears Mexico stores and one store in El Salvador. Pier 1 Imports stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. metropolitan areas and many of the primary smaller markets. Pier 1 Imports stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2012, net sales of the Company totaled $1.5 billion.

Pier 1 Imports offers a unique selection of merchandise consisting of more than 6,000 items throughout the year imported from many countries around the world. While the broad categories of Pier 1 Imports’ merchandise remain fairly constant, individual items within these merchandise categories change frequently in order to meet the changing demands and preferences of customers. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES – This merchandise group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and contributed 61% to Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2012, 61% in fiscal year 2011 and 60% in fiscal year 2010. These items are imported primarily from Asian and European countries, as well as some domestic sources. This merchandise group includes decorative accents, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, bath and fragrance products, candles, seasonal and gift items.

FURNITURE – This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and on patios. Also included in this group are wall decorations and mirrors. This group constituted 39% of Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal year 2012, 39% in fiscal year 2011 and 40% in fiscal year 2010. These goods are imported from a variety of countries such as Vietnam, Malaysia, Brazil, Thailand, China, the Philippines, India and Indonesia, and are also obtained from domestic sources. This merchandise group is generally made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. For the most part, the imported merchandise is handcrafted in cottage industries and small factories. Pier 1 Imports has enjoyed long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. In selecting the source of merchandise, Pier 1 Imports considers quality, dependability of delivery, and cost. During fiscal 2012, Pier 1 Imports sold merchandise imported from many different countries with approximately 57.5% of its sales derived from merchandise produced in China. The remainder of its merchandise is sourced from India, Vietnam, Indonesia, the United States and other countries around the world.

Imported and domestic merchandise is delivered to the Company’s distribution centers, where merchandise is received, allocated and shipped to the various stores in each distribution center’s region.

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

On February 25, 2012, the Company employed approximately 19,700 associates in the United States and Canada, of which approximately 3,500 were full-time employees and 16,200 were part-time employees.

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

Certain statements contained in Item 1, Item 1A, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, the development and implementation of its e-Commerce business, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Executive Officers of the Company

ALEXANDER W. SMITH, age 59, joined the Company as President and Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Smith served as group president of the TJX Companies, Inc., where he oversaw the operations and development of Home Goods, Marshalls, TJ Maxx, and a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and also ran their international operations.

CHARLES H. TURNER, age 55, was named Senior Executive Vice President of the Company in April 2012 and has served as Chief Financial Officer of the Company since August 1999. Mr. Turner has served the Company for twenty years in key executive capacities within the organization including Executive Vice President, Senior Vice President of Stores and Controller. Mr. Turner first became an officer of the Company in 1992 when he was named Principal Accounting Officer. Prior to joining the Company, he was Group Controller for JC Penney and a Senior Manager for KPMG Peat Marwick.

CATHERINE DAVID, age 48, joined the organization in August 2009 as Executive Vice President of Merchandising. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essential, Sears Grand and The Great Indoors. Ms. David also previously served the Target Corporation for thirteen years in various positions including Vice President and General Manager of target.direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 60, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers, including ten years as Senior Vice President of Human Resources at Zale Corporation and twenty-one years in various positions of increasing importance at Macys.

SHARON M. LEITE, age 49, joined the organization in August 2007 as Executive Vice President of Stores. Prior to joining the Company, she spent eight years at Bath & Body Works, six years as Vice President of Store Operations and two years in other leadership roles. Before joining Bath & Body Works, Ms. Leite held various operations positions with several prominent retailers, including Gap, Inc., The Walt Disney Company, and Limited, Inc.

MICHAEL R. BENKEL, age 43, was named Executive Vice President of Planning and Allocations in April 2012. He joined the organization in September 2008 as Senior Vice President of Planning and Allocations. Prior to joining the Company, he spent eleven years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director – Inventory Management, and as a home furnishings and furniture buyer.

MICHAEL A. CARTER, age 53, was named Senior Vice President, General Counsel and Secretary of the Company in December 2005. Mr. Carter has served within the organization for twenty-two years in various leadership capacities, including Vice President – Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991 when he was named Assistant Secretary. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

LAURA A. COFFEY, age 45, was named Senior Vice President of Business Development and Strategic Planning in January 2011. Ms. Coffey has served within the organization for fifteen years in various capacities, including most recently as Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and was named Principal Accounting Officer in 2008. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

DONALD L. KINNISON, age 54, was named Senior Vice President of Marketing and Visual Merchandising in March 2008. Mr. Kinnison has served within the organization for twenty-two years in various capacities, including Vice President of Visual Merchandising and Merchandise Support and Director, Visual Merchandising. Prior to joining the Company, Mr. Kinnison held various positions with May Company and Federated Department Stores.

The executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected or appointed and qualified or until their earlier resignation or removal. None of the above executive officers has any family relationship with any other of such officers or with any director of the Company. None of such officers was selected pursuant to any arrangement or understanding between her or him and any other person, except for Mr. Smith, who pursuant to his employment agreement with the Company, serves as President and Chief Executive Officer.

Item 1A.	Risk Factors.

Strategic Risks and Strategy Execution Risks

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home furnishings.

The success of the Company’s specialty retail business depends largely upon its ability to predict trends in home furnishings consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand, and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product. The seasonal nature of the business leads the Company to purchase, and requires it to carry, a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing home furnishing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and, in turn, the results of operations.

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

Consumer spending, including spending for the home and home-related furnishings, are further dependent upon factors other than general economic conditions (both domestic and international), and include, among others, levels of employment, disposable consumer income, prevailing interest rates, consumer debt, costs of fuel, inflation, recession and fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and political conditions (including the possibility of a governmental shut down), and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products and therefore lower sales and negatively impact the business and its financial results.

An overall decline in the health of the United States economy and its impact on consumer confidence and spending could negatively impact the Company’s results of operations.

The recession experienced by the United States in recent years resulted in a significant decline in the market value of domestic and foreign companies, adversely affecting the savings and investments of United States consumers. The resulting deterioration in consumer confidence and spending during that recessionary period resulted in consumers sacrificing purchases of discretionary items, including the Company’s merchandise, which negatively impacted the Company’s financial results during those years. Such a recession could occur again and could have a similar, if not worse, impact on the Company’s financial results.

Failure to control merchandise returns could negatively impact the business.

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes to the Company’s return policy, e-Commerce return behavior, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and financial results.

A disruption in the operation of the domestic portion of the Company’s supply chain could impact its ability to deliver merchandise to its stores and customers, which could impact its sales and results of operations.

The Company maintains regional distribution centers in Maryland, Ohio, Texas, California, Georgia and Washington. At these distribution centers, merchandise is received, allocated, and shipped to the Company’s stores. Major catastrophic events such as natural disasters, fire or flooding, malfunction or disruption of the information systems, or shipping problems could result in distribution delays of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales and results of operations.

The Company outsources certain business processes to third-party vendors and has certain business relationships that subject the Company to risks, including disruptions in business and increased costs.

The Company outsources some business processes to third parties including gift card tracking and authorization, credit card authorization and processing, store scheduling and time and attendance, insurance claims processing, U.S. customs filings and reporting, ocean freight processing, certain payroll processing and tax filings, and record keeping for retirement plans. In addition, the Company also has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Company’s rewards program, and the Company is establishing many new vendor relationships to support its e-Commerce growth initiatives. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have a negative effect on the Company’s financial results.

Factors that may or may not be controllable by the Company may negatively affect the Company’s financial results.

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

The success and growth of the Company is partially dependent on generating customer traffic in order to gain sales momentum in its stores and drive traffic to the Company’s website. Successful marketing efforts require the ability to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. The Company’s inability to accurately predict its consumers’ preferences, to utilize the desired mode of communication, or to ensure availability of advertised products may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or financial results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets.

The Company makes certain estimates and projections with regards to individual store operations as well as overall Company performance in connection with its impairment analyses for long-lived assets in accordance with applicable accounting guidance. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s financial results could be negatively affected.

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

Failure to attract and retain an effective management team or changes in the costs or availability of a suitable workforce to manage and support the Company’s stores and distribution facilities could negatively affect the business.

The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and employees. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the home office, stores and the distribution facilities, which could have a negative effect on the business. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members. The focus of the Company’s overall compensation program encourages management to take a balanced approach on maintaining the Company’s profitability. The Company’s compensation policies, principles, objectives and practices are not structured to promote inappropriate risk taking by employees; however, there are no assurances that employees will not engage in taking risks that could negatively impact the Company.

Occasionally the Company experiences union organizing activities in non-unionized distribution facilities. Similar activities could also occur in the stores. These types of activities may result in work slowdowns or stoppages and higher labor costs. Any increase in costs associated with labor organization at distribution facilities could result in higher costs to distribute inventory and could negatively impact merchandise margins.

The Company operates in a highly competitive retail environment with companies offering similar merchandise, and if customers are lost to the Company’s competitors, sales could decline.

The Company operates in the highly competitive specialty retail business competing with specialty sections of large department stores, home furnishing stores, small specialty stores and mass merchandising discounters. Management believes that as it is competing for sales, it does so on the basis of pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company could also experience added short-term competition when other retailers are liquidating merchandise for various reasons. If the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices and loss of customers, which in turn could result in reduced merchandise margins and operating results.

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

Failure to successfully manage the Company’s e-Commerce operations could negatively affect the business.

The Company plans to have full e-Commerce functionality in the United States during fiscal 2013. Successful operation of the e-Commerce initiatives will be dependent on the Company’s ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate inventory levels, and timely fulfillment of customer orders. Failure to successfully manage this process may negatively impact sales, result in the loss of customers, and damage the Company’s reputation.

The Company’s business may be harmed by adverse weather conditions and natural disasters.

Extreme or undesirable weather can negatively affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could negatively affect any of the Company’s retail locations, distribution centers, administrative facilities, ports, or locations of its suppliers domestically and in foreign countries.

Risks Associated with Dependence on Technology

The Company is heavily dependent on various kinds of technology in the operation of its business.

Failure of any critical software applications, technology infrastructure, telecommunications, data communications, data storage equipment, or networks could have a negative effect on the Company’s ability to manage the merchandise supply chain, sell merchandise, accomplish payment functions, report financial data or manage labor and staffing. Although the Company maintains off-site data backups, a concentration of technology-related risk exists in the Company’s headquarters located in Fort Worth, Texas.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and employees could expose the Company to litigation and damage the Company’s reputation.

The Company receives and maintains certain personal information about its customers and employees. The use of this information by the Company is regulated at the international, federal and state levels, and is subject to certain contractual restrictions in third party contracts. Although the Company has implemented processes to protect the integrity and security of personal information, there can be no assurance that this information will not be obtained by unauthorized persons or used inappropriately. If the security and information systems of the Company or of its business associates are compromised or its business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could negatively affect the Company’s reputation, as well as operations and financial results, and could result in litigation against the Company or the imposition of penalties. As privacy and information security laws and regulations change, the Company may incur additional costs to ensure it remains in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the business and its financial results.

As part of the Company’s three-year growth plan, the Company is investing in new information technology systems and implementing modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, and acquiring new systems and hardware with updated functionality. The Company is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. However, there can be no assurance the Company has anticipated all potential risks and failure to successfully implement these initiatives could negatively impact the business and its financial results.

The expansion of the Company’s e-Commerce business has inherent cybersecurity risks that may disrupt its business.

The Company’s strategic plans to have full e-Commerce functionality in the United States may increase the Company’s exposure to cybersecurity risks. A compromise of its security systems could result in a service disruption, or customers’ personal information or the Company’s proprietary information being obtained by unauthorized users. Although the Company has implemented processes to mitigate the risks of security breaches and cyber incidents, there can be no assurance that such an attack will not occur. Any breach of the Company’s security could result in violation of privacy laws, potential litigation, and a loss of confidence in its security measures, all of which could have a negative impact on the Company’s financial results and its reputation.

Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements may result in additional costs to the Company, including the costs of compliance as well as potential penalties for non-compliance.

Legislation on a local, regional, state or national level has the potential to have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental agencies in the course of operating its business because of its numerous locations, large number of employees, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations regarding consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also result in additional costs in the form of penalties.

The Company operates in many taxing jurisdictions, including foreign countries. In most of these jurisdictions, the Company is required to collect state and local sales taxes at the point of sale and remit them to the appropriate taxing authority. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties or business interruptions.

Risks Associated with International Trade

As a retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company may order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, disruption in the operation of the international portion of the Company’s supply chain, or natural disasters could affect the Company’s ability to import merchandise from certain countries. Fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, taxes and other charges on imports, dock strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a negative effect on the financial results of the Company. Freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards and social compliance issues, is more difficult than monitoring of domestic vendors.

Governmental agencies have the authority to enforce trade agreements, resolve trade disputes, and control market access to goods and services. Governments may also impose trade sanctions on foreign countries that are deemed to violate trade agreements or maintain laws or practices that are unjustifiable and restrict commerce. In these situations, governments may increase duties on imports from one or more foreign countries. In this event, the Company could be negatively affected by the imposition of trade sanctions.

In addition, the governments in which the Company does business maintain a variety of additional international trade laws under which the Company’s ability to import may be affected from time to time, including antidumping laws, countervailing duty laws, safeguards laws, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of such disputes.

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

Risks Relating to Liquidity

A disruption in the global credit and equity markets could negatively impact the Company’s ability to obtain financing on acceptable terms.

In the future, the Company could become dependent on the availability of adequate capital to fund its operations. Disruption in the global credit and equity markets and future disruptions in the financial markets could negatively affect the Company’s ability to enter into new financing agreements or obtain funding through the issuance of Company securities. A decline in economic conditions could also result in difficulties for financial institutions and other parties that the Company does business with, which could potentially affect the Company’s ability to access financing under existing arrangements or to otherwise recover amounts as they become due under the Company’s contractual agreements. The inability of the Company to obtain financing as needed, on acceptable terms in order to fund its operations may have a negative impact on the Company’s business and financial results.

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured credit facility, which may limit the Company’s ability to conduct certain activities.

The Company maintains a secured credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements. Borrowings under the credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and is subject to advance rates and commercially reasonable reserves. Substantial utilization of the availability under the borrowing base will result in various restrictions on the Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and dominion over the Company’s cash accounts. See Note 5 to the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s secured credit facility. Significant decreases in cash flow from operations and investing could result in the Company borrowing increased amounts under the credit facility to fund operational needs and increased utilization of letters of credit. These could result in the Company being subject to the above restrictions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases its corporate headquarters and the majority of its retail stores, warehouses and regional spaces. The Company has an operating lease for its corporate headquarters, which is approximately 460,000 square feet of office space located in Fort Worth, Texas. As of February 25, 2012, the present value of the Company’s minimum future operating lease commitments discounted at 10% totaled approximately $638.6 million. The following table sets forth the distribution of Pier 1 Imports’ U.S. and Canadian stores by state and province as of February 25, 2012:

United States

Alabama	14	Louisiana	15	Ohio	29
Alaska	1	Maine	1	Oklahoma	8
Arizona	24	Maryland	21	Oregon	14
Arkansas	8	Massachusetts	24	Pennsylvania	37
California	109	Michigan	32	Rhode Island	3
Colorado	15	Minnesota	18	South Carolina	16
Connecticut	20	Mississippi	6	South Dakota	2
Delaware	4	Missouri	18	Tennessee	18
Florida	74	Montana	6	Texas	78
Georgia	27	Nebraska	3	Utah	9
Hawaii	4	Nevada	9	Virginia	34
Idaho	6	New Hampshire	6	Washington	28
Illinois	39	New Jersey	34	West Virginia	5
Indiana	17	New Mexico	5	Wisconsin	19
Iowa	8	New York	45	Wyoming	1
Kansas	9	North Carolina	34
Kentucky	11	North Dakota	3

Canada

Alberta	11	New Brunswick	2	Ontario	34
British Columbia	14	Newfoundland	1	Quebec	13
Manitoba	2	Nova Scotia	2	Saskatchewan	2

The Company currently owns or leases distribution center space of approximately 3.6 million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases. As of February 25, 2012, the Company owned or leased under operating leases the following warehouse properties in or near the following cities:

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2012 and 2011.

	Market Price

Fiscal 2012	High	Low

First quarter	$12.42	$9.04
Second quarter	12.25	8.90
Third quarter	13.75	9.17
Fourth quarter	17.00	12.65

Fiscal 2011	High	Low

First quarter	$9.66	$6.37
Second quarter	8.35	5.86
Third quarter	9.92	6.10
Fourth quarter	11.05	9.11

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR”. As of April 18, 2012, there were approximately 9,000 shareholders of record of the Company’s common stock.

Dividends

The Company did not pay any cash dividends in fiscal years 2012, 2011 or 2010. On April 5, 2012, subsequent to year end, the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.04 quarterly cash dividend will be paid on May 2, 2012 to shareholders of record on April 18, 2012. The Company’s dividend policy will depend upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

As of February 25, 2012, the Company was not restricted under its secured credit facility from paying certain dividends. The Company’s secured credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 20% of the lesser of either $300,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 50% of the lesser of either $300,000,000 or the calculated borrowing base. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of the Company’s secured credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 25, 2011, the Board of Directors authorized an initial $100.0 million for repurchases of the Company’s common stock. As of September 6, 2011, the Company had completed this $100.0 million initial share repurchase program and purchased a total of 9,498,650 shares of its common stock at a weighted average cost of $10.53 per share. On October 13, 2011, the Board of Directors authorized a new $100.0 million share repurchase program and $100.0 million remained available for repurchase at the end of fiscal 2012. There were no purchases of common stock of the Company made during the three months ended February 25, 2012, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Subsequent to year end, the Company utilized a total of $15.2 million to repurchase 845,400 shares of the Company’s common stock at a weighted average price per share, including fees, of $17.93 and as of April 20, 2012, $84.8 million remained available for repurchase under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

During fiscal 2012, 195,130 shares of the Company’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by the SEC’s rules, that $100 had been invested in the Company’s stock and in each index on March 3, 2007, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 25, 2012. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Item 6.	Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2012	2011	2010	2009	2008
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales	$1,533.6	$1,396.5	1,290.9	1,320.7	1,511.8
Gross profit	$651.2	$555.4	440.4	363.5	439.6
Selling, general and administrative expenses	$475.2	$431.9	421.2	453.5	487.9
Depreciation and amortization	$21.2	$19.7	22.5	30.6	39.8
Operating income (loss)	$154.8	$103.7	(3.3)	(120.6)	(88.1)
Operating income (loss) as a % of sales	10.1%	7.4%	(0.3% )	(9.1% )	(5.8% )
Nonoperating (income) and expenses, net (1)	$(9.3)	$0.2	(35.3)	8.1	5.3
Income (loss) before income taxes	$164.1	$103.5	32.1	(128.6)	(93.4)
Net income (loss) (2)	$168.9	$100.1	86.8	(129.3)	(96.0)

PER SHARE AMOUNTS:
Basic earnings (loss)	$1.50	$.86	.86	(1.45)	(1.09)
Diluted earnings (loss)	$1.48	$.85	.86	(1.45)	(1.09)
Shareholders’ equity	$4.31	$3.51	3.01	1.62	3.04

OTHER FINANCIAL DATA:
Working capital	$404.9	$415.6	316.7	299.9	307.3
Current ratio	2.7	2.8	2.3	2.3	2.1
Total assets	$823.4	$743.6	643.0	655.5	821.9
Long-term debt (3)	$9.5	$9.5	19.0	184.0	184.0
Shareholders’ equity	$493.6	$412.9	303.1	144.3	267.7
Weighted average diluted shares outstanding (millions) (4)	114.4	117.5	100.7	88.9	88.1
Effective tax rate (%) (2)	(2.9)	3.3	(171.0)	(0.5)	(2.8)

(1)

Nonoperating income for fiscal 2010 included a gain of $49.6 million related to the debt transactions during the year. This gain was paritally offset by $18.3 million in related expenses. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report. Nonoperating income in fiscal 2010 also included a $10.0 million payment received as a result of a foreign litigation settlement.

(2)

During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed substantially all of its valuation allowance. See Management’s Discussion and Analysis in Item 7 for further discussion of the financial impact of this change in the valuation allowance. In fiscal 2010, the Company recorded and received a $55.9 million tax benefit as a result of a tax law change allowing additional carryback of the Company’s net operating losses. In fiscal years 2011, 2010, 2009 and 2008, the Company recorded minimal state and foreign tax provisions and provided a valuation allowance on the deferred tax asset arising during those periods. See detailed discussion in Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(3)

The Company’s consolidated long-term debt was reduced significantly during fiscal 2011 and 2010 as a result of multiple debt transactions. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(4)

The increase in shares outstanding in fiscal 2011 and 2010 was primarily the result of the Company issuing approximately 24.5 million shares of common stock related to the conversion of its convertible debt during fiscal 2010. See detailed discussion in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc is one of North America’s largest specialty retailers of decorative home furnishings and gifts. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of February 25, 2012, the Company operated 1,052 stores in the United States and Canada.

During the first quarter of fiscal 2012, the Company announced a three-year growth plan designed to drive sales, further improve profitability and deliver shareholder value. Under the three-year growth plan, the Company established the following financial targets: sales per retail square foot of $200, operating margins of at least 10% and within five years, an online sales contribution of at least 10% of total revenues. The plan also included investing $200 million of capital in improvements to the Pier 1 Imports store portfolio, infrastructure enhancements, and the acceleration of e-Commerce initiatives. Additionally, the Company’s Board of Directors approved a $100 million initial share repurchase program. The Company is pleased with the significant progress and accomplishments under the first year of the plan and as a result, has adopted a new three-year plan that includes increased financial goals, as detailed further below.

Fiscal 2012 total sales increased 9.8% and comparable store sales increased 9.5% compared to the prior year. The increases were primarily attributable to increases in store traffic and average ticket versus last year. Sales per retail square foot were $184 for fiscal 2012, compared to $168 in fiscal 2011. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments and superior in-store experience.

Merchandise margins for fiscal 2012 were 59.8% of sales compared to 58.6% of sales in fiscal 2011. This improvement was the result of strong input margins, the right balance of regular and promotional pricing, and well-managed inventory. Store occupancy costs during fiscal 2012 were $265.9 million, or 17.3% of sales, compared to $262.4 million, or 18.8% of sales, during fiscal 2011. Gross profit for fiscal 2012 was 42.5% as a percentage of sales, compared to 39.8% in fiscal 2011.

Operating income for fiscal 2012 was 10.1% of sales, exceeding the Company’s three-year goal of 10%, compared to 7.4% of sales in fiscal 2011. The year-over-year improvement was primarily due to increases in sales and merchandise margins.

During fiscal 2012, the Company deployed $62.3 million toward capital expenditures, including $33.8 million for new store openings and improvements to the Pier 1 Imports store portfolio, as well as $28.5 million for infrastructure enhancements. During fiscal 2012, the Company opened 15 new Pier 1 Imports stores, refurbished 125 existing stores with an enhanced merchandise fixture package and new lighting upgrades, completed major remodels at three existing locations and added new merchandise fixtures throughout all Pier 1 Imports stores. The Company’s strategy to remodel and refurbish existing stores is significantly improving the shopping experience for Pier 1 Imports customers and driving increases in sales productivity. The Company is also focused on strengthening its infrastructure through strategic investments in technology and systems designed to drive improvements in processes, efficiencies and analytics throughout the organization. In fiscal 2012, the Company invested in initiatives such as the initial planning and development stage of the Company’s e-Commerce platform, improved planning and allocation and replenishment systems, a new labor scheduling optimization tool, and the replacement of certain legacy systems.

The Company remains committed to evolving into a multi-channel retailer. In the first half of fiscal 2012, the Company launched Pier 1 To-Go, the initial phase of the Company’s e-Commerce initiative, which allows customers to order and reserve merchandise online for pick up and payment at any of the Company’s stores. The Company continues to make investments to improve its online presence and e-Commerce functionality as it prepares for the launch of Pier 1 To-You in late July 2012. Pier 1 To-You is the Company’s site-to-customer initiative which will allow customers to purchase merchandise online and choose from multiple delivery options. The Company is also implementing a new point-of-sale (“POS”) system and plans for an initial rollout in fall 2012, followed by an all store rollout post-holiday. The new POS system is an important component of the Company’s e-Commerce initiative and is expected to facilitate a seamless transaction across all shopping channels by summer 2013.

The Company’s initial share repurchase program was completed on September 6, 2011, resulting in the repurchase of approximately 8% of the Company’s common stock outstanding. A total of 9,498,650 shares of its common stock were repurchased at a weighted average cost of $10.53 per share for a total cost of $100.0 million. On October 13, 2011, the Company’s Board of Directors authorized a new $100 million share repurchase program.

As a result of the Company’s strong financial performance during fiscal 2012, the Company announced a new three-year growth plan on April 5, 2012. In conjunction with the new three-year plan, the Company elevated its financial goals and now expects to achieve sales of $225 per retail square foot and an operating margin of at least 12% by fiscal 2015. In addition, the Company maintains that online sales will contribute at least 10% of total revenues by fiscal 2016.

The key objectives under the new plan include investing $200 million in capital over the next three years as the Company continues evolving into a multi-channel retailer. Investments include building a best-in-class e-Commerce platform and implementing a new POS system, improving the Company’s store portfolio, and strengthening the Company’s infrastructure through investments in technology. The plan also includes returning value to shareholders through share repurchases and quarterly cash dividends.

Over the next three years, the Company will continue to invest in new store openings, store remodels, new merchandise fixtures, lighting upgrades, and other leasehold improvements. Additionally, the plan also includes strategic store relocations in major markets where increased sales productivity and store profitability opportunities exist. In addition to investments related to e-Commerce and POS, the Company’s new growth plan also includes investments in technology and systems to continue improving processes, efficiencies, and analytics throughout the organization.

As of February 25, 2012, no shares had been repurchased under the Company’s current share repurchase program and $100 million remained available for repurchase. Subsequent to year end, the Company utilized a total of $15.2 million to repurchase 845,400 shares of the Company’s common stock at a weighted average price per share, including fees, of $17.93 and as of April 20, 2012, $84.8 million remained available for repurchase under the program. In addition, on April 5, 2012, the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend on the Company’s outstanding shares of common stock as of April 18, 2012, which is payable on May 2, 2012.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto which can be found in Item 8 of this report. Fiscal years 2010, 2011, and 2012 were all 52-week years, however, fiscal 2013 will be a 53-week year.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions of this section):

Key Performance Indicators	2012	2011	2010
Total sales growth (decline)	9.8%	8.2%	(2.3%)
Comparable stores sales growth	9.5%	10.9%	1.5%
Sales per average retail square foot	$184	$168	$152
Merchandise margins as a % of sales	59.8%	58.6%	54.8%
Gross profit as a % of sales	42.5%	39.8%	34.1%
Selling, general and administrative expenses as a % of sales	31.0%	30.9%	32.6%
Operating income (loss) as a % of sales	10.1%	7.4%	(0.3%)
Net income as a % of sales	11.0%	7.2%	6.7%
Inventory per retail square foot	$39	$38	$38
Total retail square footage (in thousands)	8,271	8,232	8,290
Total retail square footage increase (decline)	0.5%	(0.7%)	(3.4%)

Stores included in the comparable store sales calculation are those stores that have been open since the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the closing and reopening. Such stores are included in the comparable store sales calculation in the first full month after the re-opening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition of a comparable store.

FISCAL YEARS ENDED FEBRUARY 25, 2012 AND FEBRUARY 26, 2011

Net Sales

Net sales consisted primarily of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2012 and 2011 were as follows (in thousands):

	2012	2011
Stores	$1,518,200	$1,381,944
Other (1)	15,411	14,526

Net sales	$1,533,611	$1,396,470

(1)	Other sales consisted primarily of wholesale sales and royalties received from subsidiaries of Grupo Sanborns, S.A. de C.V. and gift card breakage.

Net sales during fiscal 2012 were $1.534 billion, an increase of $137.1 million or 9.8%, from $1.396 billion for the prior fiscal year. The increase in sales for the fiscal year was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2011	$1,396,470
Incremental sales growth (decline) from:
New stores	9,329
Comparable stores	131,008
Closed stores and other	(3,196)

Net sales for fiscal 2012	$1,533,611

The total sales growth for fiscal 2012 was primarily the result of an increase in traffic and average ticket compared to prior year. As of February 25, 2012, the Company operated 1,052 stores in the United States and Canada, compared to 1,046 stores at the end of fiscal 2011. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations contributed to a 30 basis point increase in both the net sales and comparable store calculations in fiscal 2012 compared to fiscal 2011. Net sales during fiscal 2012 and the fourth quarter of fiscal 2011 included amortization of the deferred gain related to the renegotiation of the Company’s propriety credit card agreement with Chase Bank USA, N.A. (“Chase”) during the fourth quarter of fiscal 2011. The gain amortization in fiscal 2012 was consistent with the treatment of amounts received from Chase during the same period of fiscal 2011 for transaction level incentives. During both periods, the amounts were mostly offset by costs associated with the credit card program. As a result of its new agreement with a subsidiary of Alliance Data Systems Corporation (“ADS”) during the third quarter of fiscal 2012, the Company revised the amortization period for any remaining deferred gains related to prior transactions with Chase as appropriate.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2012, 2011 and 2010 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 28, 2009	1,011	81	1,092
Openings	-	-	-
Closings	(38)	-	(38)

Open at February 27, 2010 (1)	973	81	1,054
Openings	3	-	3
Closings	(9)	(2)	(11)

Open at February 26, 2011	967	79	1,046
Openings	13	2	15
Closings	(9)	-	(9)

Open at February 25, 2012 (2)	971	81	1,052

(1)

During the third quarter of fiscal 2010, the Company ended its relationship with Sears Roebuck de Puerto Rico, Inc. and closed all seven “store within a store” locations in Puerto Rico. These locations are excluded from the table above.

(2)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V. which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2012, there were 47 of these locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Gross Profit

Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 42.5% expressed as a percentage of sales in fiscal 2012, compared to 39.8% a year ago. Merchandise margins were 59.8% as a percentage of sales, an increase of 120 basis points over 58.6% in fiscal 2011. This improvement was the result of strong input margins, the right balance of regular and promotional pricing, and well-managed inventory levels.

Store occupancy costs during fiscal 2012 were $265.9 million or 17.3% of sales, compared to $262.4 million, or 18.8% of sales during fiscal 2011. Rent, property taxes, utilities and repair and maintenance expenses were all lower as a percentage of sales.

Operating Expenses and Depreciation

Selling, general and administrative expenses were $475.2 million, or 31.0% of sales in fiscal 2012, compared to $431.9 million, or 30.9% of sales in fiscal 2011. Selling, general and administrative expenses for fiscal years 2012 and 2011 included charges summarized in the table below (in thousands):

	February 25, 2012		February 26, 2011		Increase /
	Expense	% Sales	Expense	% Sales	(Decrease)

Store payroll	$233,433	15.2%	$218,924	15.7%	$14,509
Marketing	74,251	4.8%	65,840	4.7%	8,411
Store supplies, services and other	24,620	1.7%	24,669	1.8%	(49)

Variable costs	332,304	21.7%	309,433	22.2%	22,871

Administrative payroll	99,766	6.5%	84,900	6.1%	14,866
Other relatively fixed expenses	43,092	2.8%	37,567	2.6%	5,525

Relatively fixed costs	142,858	9.3%	122,467	8.7%	20,391

	$475,162	31.0%	$431,900	30.9%	$43,262

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $22.9 million, but decreased 50 basis points as a percentage of sales from last year. Store payroll increased $14.5 million primarily as a result of additional associate hours at the stores and increased store bonuses, both the result of higher sales volume. The increase also related to the opening of a net six stores in fiscal 2012. Marketing expenditures increased $8.4 million compared to the same period a year ago as a result of planned increases in spending.

Relatively fixed selling, general and administrative expenses increased $20.4 million. Administrative payroll increased $14.9 million, primarily as a result of the planned hiring of incremental headcount in support of e-Commerce and other growth initiatives and additional expense for performance related pay and other items. All other relatively fixed expenses increased $5.5 million. These increases primarily resulted from other administrative expenses related to the Company’s strategic initiatives, a decrease in deferred gain amortization related to the sale of the home office building, and $1.6 million gain in the prior year related to the sale of a distribution center near Chicago, with no similar gain in the current year. These increases were partially offset by a decrease in general insurance.

Depreciation and amortization for fiscal 2012 was $21.2 million, representing an increase of approximately $1.5 million from last year’s depreciation and amortization expense of $19.7 million. This increase was primarily the result of capital expenditures in fiscal 2012, partially offset by certain assets becoming fully depreciated and store closures.

In fiscal 2012, the Company recorded operating income of $154.8 million, or 10.1% of sales, compared to $103.7 million, or 7.4% of sales, for fiscal 2011.

Nonoperating Income and Expense

Nonoperating income for fiscal 2012 was $9.3 million, compared to expense of $0.2 million in fiscal 2011. The increase in net interest income was primarily the result of an increase in deferred gain recognition related to the renegotiation of the Company’s proprietary credit card agreement with Chase during the fourth quarter of fiscal 2011. As a result of its agreement with ADS during the third quarter of fiscal 2012, the Company also revised the amortization period for any remaining deferred gains related to prior transactions with Chase as appropriate. See Note 8 to the Notes to Consolidated Financial Statements for further discussion. In addition, interest expense decreased primarily as a result of a lower debt balance in fiscal 2012.

Income Taxes

The Company recorded an income tax benefit of $4.8 million in fiscal 2012 compared to a provision of $3.4 million in the prior year. During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed its valuation allowance and recorded a tax benefit during the period. This benefit was partially offset by tax expense. During fiscal 2012, the Company recognized federal income tax expense compared to only minimal amounts of state and foreign tax during fiscal 2011 due to the full valuation allowance.

Net Income

Net income in fiscal 2012 was $168.9 million, or $1.48 per share, which included the tax benefit resulting from the change in the Company’s tax valuation allowance during the fourth quarter of fiscal 2012. Before non-recurring tax benefits of $61.5 million, primarily resulting from the change in the Company’s tax valuation allowance, earnings per share were $0.94 for fiscal 2012. Net income for fiscal 2011 was $100.1 million, or $0.85 per share.

Net income for the fourth quarter of fiscal 2012 was $115.2 million, or $1.04 per share. Before non-recurring tax benefits of $61.5 million, primarily resulting from the change in the Company’s tax valuation allowance, earnings per share were $0.48 for the fourth quarter of fiscal 2012. Net income for the fourth quarter of fiscal 2011 was $57.1 million, or $0.48 per share.

FISCAL YEARS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010

Net Sales

Net sales consisted primarily of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2011 and 2010 were as follows (in thousands):

	2011	2010
Stores	$1,381,944	$1,279,742
Other (1)	14,526	11,110

Net sales	$1,396,470	$1,290,852

(1)	Other sales consisted primarily of wholesale sales and royalties received from subsidiaries of Grupo Sanborns, S.A. de C.V. and gift card breakage.

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

Gross Profit

Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 39.8% expressed as a percentage of sales in fiscal 2011, compared to 34.1% in fiscal 2010. Merchandise margins were 58.6% as a percentage of sales, an increase of 380 basis points over 54.8% in fiscal 2010. Improvements in merchandise margin over the previous year were primarily the result of significantly lower markdowns resulting from strong input margins and well-managed inventory levels throughout fiscal 2011.

Store occupancy costs during fiscal 2011 were $262.4 million or 18.8% of sales, a decrease of $4.7 million and 190 basis points from store occupancy costs of $267.1 million, or 20.7% of sales during fiscal 2010. The decrease was primarily the result of favorable rental negotiations on a large number of stores in the fiscal 2010 and fewer open stores, coupled with decreases in property taxes and property insurance, partially offset by an increase in maintenance and utility costs.

Operating Expenses and Depreciation

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

Expenses that tend to fluctuate proportionately with sales and number of stores, such as store payroll, marketing, store supplies, and equipment rental, increased $10.0 million, but decreased 100 basis points as a percentage of sales from fiscal 2010. Store payroll, including bonus, increased $9.1 million and decreased 60 basis points as a percentage of sales. Marketing expense increased $4.9 million and remained flat as a percentage of sales as a result of an increase in television, radio, and internet advertising, partially offset by a reduction of retail event mailers and catalogs and advertising in newspapers. Other variable expenses, primarily store supplies, store services and equipment rental, decreased $4.0 million, or 40 basis points as a percentage of sales.

Relatively fixed selling, general and administrative expenses increased $11.5 million to 8.6% of sales, or 10 basis points, from 8.5% of sales during fiscal 2010, primarily as result of increases in accrued management bonuses and in salaries and benefits. In addition, general insurance costs and foreign currency revaluation increased as a result of favorable trends in fiscal 2010.

Lease termination and other costs decreased $10.8 million compared to the same period in fiscal 2010. Lease termination costs decreased by $9.1 million, or 80 basis points as a percentage of sales, which was primarily the result of decreased activity with lease terminations and buyout agreements along with the closing of fewer stores in fiscal 2011 compared to fiscal 2010. In addition, the Company had a gain of $1.6 million on the sale of its distribution center near Chicago during the first quarter of fiscal 2011.

Depreciation and amortization for fiscal 2011 was $19.7 million, representing a decrease of approximately $2.8 million from fiscal 2010’s depreciation and amortization expense of $22.5 million. This decrease was primarily the result of certain assets becoming fully depreciated and store closures.

In fiscal 2011, the Company recorded operating income of $103.7 million compared to an operating loss of $3.3 million for fiscal 2010.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2011 was $0.2 million, compared to income of $35.3 million in fiscal 2010. The decrease in income was primarily attributable to a $49.7 million gain related to the repurchase and exchange of the Company’s convertible debt and the recovery of $10.0 million as a result of a foreign litigation settlement in fiscal 2010. These gains were partially offset by $18.3 million in charges taken during fiscal 2010 related to the debt transactions. The remaining variance resulted from an increase in deferred gain recognition related to the renegotiation of the Company’s proprietary credit card agreement Chase during the fourth quarter of fiscal 2011, partially offset by lower interest expense during fiscal 2011.

Income Taxes

The Company recorded an income tax provision of $3.4 million, compared to a benefit of $54.8 million in fiscal 2010. During fiscal 2011, the Company continued to provide a valuation allowance against deferred tax assets. As a result, minimal federal tax benefit was recorded on the results of fiscal 2011 and only minimal state and foreign tax provisions were made during the year. The benefit in fiscal 2010 was the result of the Company recording a federal income tax refund of $55.9 million resulting from the Worker, Homeownership, and Business Assistance Act of 2009. As of February 26, 2011, the Company had utilized all federal tax loss carryforwards.

Net Income

Net income in fiscal 2011 was $100.1 million, or $0.85 per share, compared to $86.8 million, or $0.86 per share for fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $287.9 million at the end of fiscal 2012, a decrease of $13.6 million from the fiscal 2011 year-end balance of $301.5 million. The decrease is primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $62.3 million and $100.0 million to repurchase shares of the Company’s common stock. These expenditures were mostly offset by cash provided by operating activities of $142.2 million.

Operating activities provided $142.2 million of cash, primarily as a result of $168.9 million of net income, partially offset by increases in inventory. Inventory levels at the end of fiscal 2012 were $322.5 million, an increase of $10.7 million, or 3.4%, from the end of fiscal 2011. Inventory per retail square foot at the end of fiscal 2012 was $39 compared to $38 at fiscal 2011 year end. The Company continues to focus on strategically managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand.

During fiscal 2012, the Company’s investing activities used $62.1 million, compared to $13.7 million during fiscal 2011. Capital expenditures were $62.3 million in fiscal 2012, and consisted primarily of $33.8 million for new and existing stores. The majority of the remaining capital spend was used for information systems enhancements.

Financing activities for fiscal 2012 used $93.8 million, related to the Company using $100.0 million to repurchase shares of the Company’s common stock under the initial Board approved share repurchase program and $3.1 million in debt issuance costs for an amendment to the Company’s secured credit facility. The cash outflows were offset by the receipt of $9.3 million in proceeds related primarily to employee stock option exercises and the Company’s employee stock purchase plan.

During the first quarter of fiscal 2012, the Company amended and restated its $300 million secured credit facility. The amended and restated facility effectively refinanced the Company’s existing facility, and has a five-year term which will expire in April 2016, an initial line of $300 million and includes a $100 million accordion feature. As of February 25, 2012, the Company had no outstanding borrowings and had approximately $43.4 million in letters of credit and bankers acceptances outstanding. The calculated borrowing base was $255.6 million, of which $212.2 million remained available for additional borrowings. At the end of fiscal 2012, the Company was in compliance with all required covenants stated in the agreement.

The Company’s secured credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 20% of the lesser of either $300 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 50% of the lesser of either $300 million or the calculated borrowing base. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of the Company’s secured credit facility.

During fiscal 2012, the Company repurchased approximately 8% of the Company’s common stock outstanding under the Board approved initial share repurchase program. A total of 9,498,650 shares of its common stock were repurchased at a weighted average cost of $10.53 per share for a total cost of $100.0 million. On October 13, 2011, the Company’s Board of Directors authorized a new $100 million share repurchase program. As of February 25, 2012, no shares had been repurchased under the new program and $100 million remained available for share repurchase. The timing of the repurchases will depend on several factors including, among others, prevailing market conditions and prices.

On April 5, 2012, subsequent to year end, the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.04 quarterly cash dividend will be paid on May 2, 2012 to shareholders of record on April 18, 2012.

A summary of the Company’s contractual obligations and other commercial commitments as of February 25, 2012 is listed below (in thousands):

		Amount of Commitment per Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases	$814,305	$216,295	$321,657	$163,395	$112,958
Assets retirement obligation	3,135	363	1,404	966	402
Purchase obligations (1)	142,560	142,560	-	-	-
Standby letters of credit (2)	33,263	33,263	-	-	-
Industrial revenue bonds (2)	9,500	-	-	-	9,500
Interest on industrial revenue bonds (3)	280	19	38	38	185
Interest and related fees on secured credit facility (4)	7,477	1,826	3,651	2,000	-
Other obligations (5) (6)	42,504	1,442	15,739	3,879	21,444
Total	$1,053,024	$395,768	$342,489	$170,278	$144,489

(1)

As of February 25, 2012, the Company had approximately 142.6 million of outstanding purchase orders, which were primarily related to merchandise inventory, and included $0.4 million in merchandise letters of credit and bankers’ acceptances. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has outstanding standby letters of credit totaling $9.7 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(3)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2012 year end and exclude fees for the related standby letter of credit which are included elsewhere in this table.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused fees on the Company’s $300 million secured credit facility. Fees are calculated based upon balances at fiscal 2012 year end and the applicable rates in effect under the terms of the Company’s $300 million secured credit facility.

(5)

Other obligations include the Company’s liability under various unfunded retirement plans. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(6)

Excluded from this table, but recorded on the Company’s balance sheet, is the portion of reserves for uncertain tax positions of $14.3 million for which the Company is not reasonably able to estimate when or if cash settlement with the respective taxing authority will occur.

The present value of the Company’s minimum future operating lease commitments discounted at 10% was $638.6 million at fiscal 2012 year end, compared to $592.8 million at fiscal 2011 year end. As part of the sale of the Company’s home office building and accompanying land during fiscal 2009, the Company entered into a lease agreement to rent office space in the building. The lease was amended on July 1, 2011 to extend the term of the lease to expire on June 30, 2020. No renewal options are included in the lease. The Company plans to fund its lease commitments from cash generated from the operations of the Company and, if needed, from borrowings on its secured credit facility.

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants in the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments of less than $0.1 million at both February 25, 2012 and February 26, 2011, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets consisted of investments totaling $1.2 million and less than $0.1 million at February 25, 2012 and February 26, 2011, respectively, and were included in other noncurrent assets. These trusts also own and are the beneficiaries of life insurance policies with cash surrender values of approximately $6.3 million at February 25, 2012 and death benefits of approximately $13.1 million. In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. The cash surrender value of these unrestricted policies was approximately $17.1 million at February 25, 2012, and was included in other noncurrent assets. These policies had a death benefit of approximately $26.0 million at February 25, 2012. At the discretion of the Board of Directors, contributions of cash or unrestricted life insurance policies could be made to the trusts.

The Company’s sources of working capital for fiscal 2012 were primarily from operations. The Company has a variety of sources for liquidity, which include available cash balances and available lines of credit. The Company’s current plans for fiscal 2013 include a capital expenditure budget of approximately $70-75 million, cash dividends and share repurchases as discussed above. The Company does not presently anticipate any other significant cash outflows in fiscal 2013 other than those discussed herein or those occurring in the normal course of business.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses, and capital expenditures. The Company’s focus remains on making conservative inventory purchases, managing those inventories, and continuing to evolve the Company’s merchandise offering. In addition, the Company’s ongoing mission is to maximize its revenues, while seeking out ways to make its cost base more efficient and effective and still preserve liquidity. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, capital expenditure requirements, cash dividends and share repurchases through fiscal 2013.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases, letters of credit and purchase obligations discussed above, the Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates, with the exception of the early retirement of participants in its defined benefit plans, and income taxes as discussed below. The Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to the Company’s financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies are subject to market risk exposure that would be considered material, and, as a result, has not provided a sensitivity analysis. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

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

Gift cards – Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $3.8 million, $4.2 million, and $4.6 million in fiscal 2012, 2011, and 2010, respectively.

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

Insurance provision – The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s insurance carrier and third party claims administrators. The recorded liabilities for workers’ compensation and general liability insurance, including those claims occurring in prior years but not yet settled and reserves for fees, at February 25, 2012 were $17.4 million and $6.0 million, respectively, compared to $17.7 million and $5.8 million, respectively, as of February 26, 2011.

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

Stock-based compensation – For restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant occurs on a day when the Company’s stock is not traded, then the closing price on the last trading day before the date of grant is used. Restricted stock grants include time-based and performance-based shares. The time-based awards typically vest ratably over a three-year period beginning on the first anniversary of the grant date provided that the participant is employed on the vesting date. The total fair market value of the grant of the restricted stock shares is expensed over the requisite service period. The performance-based shares vest upon the Company satisfying certain performance targets. Performance based shares are considered granted for accounting purposes on the date the performance targets are set, and the fair market value at that date is expensed over the requisite service period.

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

IMPACT OF NEW ACCOUNTING STANDARDS

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

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 26, 2011.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, from time to time, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. On occasion, the Company may consider utilizing contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales. At February 25, 2012, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The interest rate exposure on the Company’s secured credit facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 25, 2012, the Company had $9.5 million in long-term debt outstanding related to its industrial revenue bonds and no cash borrowings outstanding on its secured credit facility. A hypothetical 10% adverse change in the interest rates applicable to either or both of these variable rate instruments would have a negligible impact on the Company’s earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 25, 2012 and February 26, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 25, 2012 and February 26, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 25, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 25, 2012

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended
	2012	2011	2010
Net sales	$1,533,611	$1,396,470	$1,290,852

Cost of sales	882,449	841,083	850,438

Gross profit	651,162	555,387	440,414

Selling, general and administrative expenses	475,162	431,900	421,179
Depreciation and amortization	21,240	19,739	22,488

Operating income (loss)	154,760	103,748	(3,253)

Nonoperating (income) and expenses:
Interest, investment income and other	(12,434)	(5,164)	(9,376)
Interest expense	3,087	5,368	23,726
Gain on retirement of debt	-	-	(49,654)

	(9,347)	204	(35,304)

Income before income taxes	164,107	103,544	32,051
Income tax (benefit) provision	(4,831)	3,419	(54,796)

Net income	$168,938	$100,125	$86,847

Earnings per share:
Basic	$1.50	$0.86	$0.86

Diluted	$1.48	$0.85	$0.86

Average shares outstanding during period:
Basic	112,534	116,466	100,715

Diluted	114,390	117,484	100,715

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	February 25, 2012	February 26, 2011
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $248,624 and $261,274, respectively	$287,868	$301,471
Accounts receivable, net of allowance for doubtful accounts of $502 and $688, respectively	16,282	14,814
Inventories	322,482	311,770
Income tax receivable	134	1,043
Prepaid expenses and other current assets	23,548	22,871

Total current assets	650,314	651,969

Properties, net	103,640	64,773
Other noncurrent assets	69,409	26,835

	$823,363	$743,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,827	$57,421
Gift cards and other deferred revenue	53,123	71,963
Accrued income taxes payable	16,759	232
Other accrued liabilities	111,679	106,739

Total current liabilities	245,388	236,355

Long-term debt	9,500	9,500
Other noncurrent liabilities	74,832	84,870

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized 125,232,000 issued	125	125
Paid-in capital	231,919	243,051
Retained earnings	462,751	293,813
Cumulative other comprehensive loss	(4,473)	(784)
Less - 15,512,000 and 7,748,000 common shares in treasury, at cost, respectively	(196,679)	(123,353)

	493,643	412,852

Commitments and contingencies	-	-

	$823,363	$743,577

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2012	2011	2010
Cash flow from operating activities:
Net income	$168,938	$100,125	$86,847
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	30,949	33,806	33,335
Loss (gain) on disposal of fixed assets	610	(1,619)	246
Loss on impairment of fixed assets and other long-lived assets	-	503	-
Stock-based compensation expense	6,199	4,706	3,782
Deferred compensation	5,612	4,237	3,736
Lease termination expense	1,889	1,599	7,693
Deferred income taxes	(41,915)	-	-
Amortization of credit card deferred revenue	(22,706)	(2,855)	-
Amortization of deferred gains	(13,938)	(8,498)	(7,777)
Gain on retirement of convertible bonds	-	-	(49,654)
Charges related to the conversion of the convertible debt	-	-	18,308
Other	1,389	4,452	3,109
Change in cash from:
Inventories	(10,712)	1,726	2,835
Accounts receivable, prepaid expenses and other assets	(8,983)	(7,468)	8,097
Income tax receivable	909	(482)	1,588
Proceeds from an adjustment to the proprietary credit card agreement	-	28,326	-
Accounts payable and accrued expenses	7,453	(7,207)	(28,341)
Accrued income taxes payable	16,527	(2,966)	533
Make whole interest provision	-	-	(13,782)

Net cash provided by operating activities	142,221	148,385	70,555

Cash flow from investing activities:
Capital expenditures	(62,316)	(31,049)	(5,246)
Proceeds from disposition of properties	1,350	11,146	730
Proceeds from sale of restricted investments	471	3,876	3,897
Purchase of restricted investments	(1,575)	(3,944)	(3,654)
Collection of note receivable	-	6,250	1,500

Net cash used in investing activities	(62,070)	(13,721)	(2,773)

Cash flow from financing activities:
Purchases of treasury stock	(100,000)	-	-
Proceeds from stock options exercised, stock purchase plan and other, net	9,343	4,972	333
Repayment of long-term debt	-	(26,077)	-
Retirement of convertible bonds	-	-	(31,593)
Debt issuance costs	(3,097)	-	(4,408)

Net cash used in financing activities	(93,754)	(21,105)	(35,668)

Change in cash and cash equivalents	(13,603)	113,559	32,114
Cash and cash equivalents at beginning of period	301,471	187,912	155,798

Cash and cash equivalents at end of period	$287,868	$301,471	$187,912

Supplemental cash flow information:
Interest paid (1)	$4,812	$6,015	$20,557

Income taxes paid	$18,751	$7,342	$1,962

(1) Interest paid in fiscal 2010 includes $13,782 in make-whole interest related to the conversion of the Company’s convertible debt. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding this payment.

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 28, 2009	89,874	$101	$214,004	$106,841	$(1,195)	$(175,490)	$144,261
Comprehensive loss:
Net income	-	-	-	86,847	-	-	86,847
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	509	-	509
Currency translation adjustments	-	-	-	-	(13)	-	(13)

Comprehensive income							87,343

Stock-based compensation expense	300	-	(1,018)	-	-	4,800	3,782
Stock purchase plan, directors deferred, and other	960	-	(15,900)	-	-	16,233	333
Reclassification of equity portion of convertible debt	-	-	2,818	-	-	-	2,818
Beneficial conversion feature of convertible debt	-	-	3,343	-	-	-	3,343
Conversion of convertible debt	24,453	24	61,230	-	-	-	61,254

Balance February 27, 2010	115,587	125	264,477	193,688	(699)	(154,457)	$303,134

Comprehensive income:
Net income		-	-	100,125	-	-	100,125
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	(1,926)	-	(1,926)
Currency translation adjustments	-	-	-	-	1,841	-	1,841

Comprehensive income							100,040

Stock-based compensation expense	979	-	(10,970)	-	-	15,676	4,706
Exercise of stock options, directors deferred, stock purchase plan and other	918	-	(10,456)	-	-	15,428	4,972

Balance February 26, 2011	117,484	125	243,051	293,813	(784)	(123,353)	$412,852

Comprehensive income:
Net income		-	-	168,938	-	-	168,938
Other comprehensive income (loss), net of tax as applicable:
Pension adjustments	-	-	-	-	(1,639)	-	(1,639)
Currency translation adjustments	-	-	-	-	(2,050)	-	(2,050)

Comprehensive income							165,249

Purchases of treasury stock	(9,499)	-	-	-	-	(100,000)	(100,000)
Stock-based compensation expense	820	-	(6,859)	-	-	13,058	6,199
Exercise of stock options, stock purchase plan, and other	915	-	(4,273)	-	-	13,616	9,343

Balance February 25, 2012	109,720	125	231,919	462,751	(4,473)	(196,679)	493,643

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is a global importer and is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts, with retail stores located in the United States and Canada. Additionally, the Company has merchandise primarily in “store within a store” locations in Mexico and El Salvador that are operated by Sears Operadora de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively.

Basis of consolidation – The consolidated financial statements of the Company include the accounts of all subsidiary companies, and all intercompany transactions and balances have been eliminated.

Segment information – The Company is a specialty retailer that offers a broad range of products in its stores and conducts business as one operating segment. The Company’s domestic operations provided 91.1%, 90.5% and 90.9% of its net sales, with 8.2%, 8.8% and 8.6% provided by stores in Canada, and the remainder from royalties primarily received from Sears Operadora de Mexico S.A. de C.V. during fiscal 2012, 2011 and 2010, respectively. As of February 25, 2012, February 26, 2011 and February 27, 2010, $5,061,000, $1,709,000 and $1,749,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

Use of estimates – Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal periods – The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2012 ended February 25, 2012, fiscal 2011 ended February 26, 2011 and fiscal 2010 ended February 27, 2010, all of which contained 52 weeks.

Cash and cash equivalents, including temporary investments – The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations. As of February 25, 2012 and February 26, 2011, the Company’s short-term investments classified as cash equivalents included investments in money market mutual funds totaling $248,624,000 and $261,274,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies – Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of February 25, 2012, February 26, 2011, and February 27, 2010, the Company had cumulative other comprehensive income (loss) balances of ($386,000), $1,664,000 and ($177,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2012, 2011 and 2010 resulted in other comprehensive income (loss), net of tax, as applicable, of ($2,050,000), $1,841,000 and ($13,000), respectively. Taxes on the portion of its cumulative currency translation adjustment considered not to be permanently reinvested abroad were insignificant in fiscal 2012, 2011 and 2010.

Concentrations of risk – The Company has risk of concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

57.5% of its sales derived from merchandise produced in China, approximately 12.4% derived from merchandise produced in India, and approximately 20.3% collectively derived from merchandise produced in Vietnam, Indonesia, and the United States. The remaining sales were from merchandise produced in various other countries around the world.

Financial instruments – The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of February 25, 2012 or February 26, 2011.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

From time to time, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At February 25, 2012 and February 26, 2011, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. Both the changes in fair value and settlement of these contracts are included in cost of sales for forwards related to merchandise purchases and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The reserves for estimated shrinkage at the end of fiscal 2012 and 2011 were $7,016,000 and $6,446,000, respectively.

Properties, maintenance and repairs – Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally thirty years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution centers is included in cost of sales. All other depreciation costs are included in depreciation and amortization and were $21,240,000, $19,739,000 and $22,488,000 in fiscal 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded no impairment charges in fiscal 2012, $0.5 million in impairment charges in fiscal 2011 and no impairment charges in fiscal 2010. Impairment charges were included in selling, general and administrative expenses.

Insurance provision – The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s insurance carrier and third party claims administrators. The recorded liabilities for workers’ compensation and general liability insurance, including those claims occurring in prior years but not yet settled and reserves for fees, at February 25, 2012 were $17,363,000 and $5,977,000, respectively, compared to $17,749,000 and $5,802,000, respectively, as of February 26, 2011.

Revenue recognition – Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal 2012 and 2011 were $2,570,000 and $2,340,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties received from Sears Operadora de Mexico S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales and the costs incurred by the Company for these items are recorded in cost of sales.

Cost of sales – Cost of sales includes the cost of the merchandise, buying expenses, costs related to the Company’s distribution network, and store occupancy expenses.

Gift cards – Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $3,785,000, $4,169,000 and $4,648,000 in fiscal 2012, 2011 and 2010, respectively.

Leases – The Company leases certain property consisting principally of retail stores, warehouses, its home office and material handling and office equipment under operating leases expiring through fiscal 2024. Most retail store locations were leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over this lease term, including free rent periods prior to the opening of its stores. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears that the sales

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term.

Advertising costs – Advertising production costs are expensed the first time the advertising takes place. Advertising costs were $62,405,000, $55,723,000 and $51,625,000 in fiscal 2012, 2011 and 2010, respectively. Prepaid advertising at the end of fiscal years 2012 and 2011 was $2,008,000 and $2,077,000, respectively.

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

Earnings per share – Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2012	2011	2010
Net Income	$168,938	$100,125	$86,847

Weighted average shares outstanding:
Basic	112,534	116,466	100,715
Effect of dilutive stock options	1,214	454	-
Effect of dilutive restricted stock	642	564	-

Diluted	114,390	117,484	100,715

Earnings per share:
Basic	$1.50	$0.86	$0.86

Diluted	$1.48	$0.85	$0.86

A total of 2,968,250, 3,903,875 and 10,424,035 outstanding stock options and shares of unvested restricted stock were excluded from the computation of the fiscal 2012, 2011 and 2010, respectively, earnings per share as the effect would be antidilutive.

Stock-based compensation – The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. The Company records compensation expense for stock-based awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of any forfeiture adjustments was insignificant.

Adoption of new accounting standards – In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – PROPERTIES

Properties are summarized as follows at February 25, 2012 and February 26, 2011 (in thousands):

	2012	2011
Land	$4,256	$4,776
Buildings	12,396	12,994
Equipment, furniture, fixtures and other	277,247	250,797
Leasehold improvements	176,069	167,776
Computer software	87,821	76,764
Projects in progress	7,241	4,179

	565,030	517,286

Less accumulated depreciation and amortization	461,390	452,513

Properties, net	$103,640	$64,773

NOTE 3 – OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at February 25, 2012 and February 26, 2011 (in thousands):

	2012	2011
Accrued payroll and other employee-related liabilities	$65,758	$55,540
Accrued taxes, other than income	19,965	20,414
Rent-related liabilities	10,064	11,100
Other	15,892	19,685

Other accrued liabilities	$111,679	$106,739

Rent-related liabilities	$19,090	$23,401
Deferred gains	7,574	18,204
Retirement benefits	31,754	25,098
Other	16,414	18,167

Other noncurrent liabilities	$74,832	$84,870

NOTE 4 – COSTS ASSOCIATED WITH EXIT ACTIVITIES

As part of the ordinary course of business, the Company terminates leases prior to their expiration when certain stores or distribution center facilities are closed or relocated as deemed necessary by the evaluation of its real estate portfolio. These decisions are based on store profitability, lease renewal obligations, relocation space availability, local market conditions and prospects for future profitability. In connection with these lease terminations, the Company has recorded estimated liabilities to cover the termination costs. At the time of closure, neither the write-off of fixed assets nor the write-down of inventory related to such stores was material. Additionally, employee severance costs associated with these closures were not significant. The estimated liabilities were recorded based upon the Company’s remaining lease obligations less estimated subtenant rental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income. Revisions during the periods presented relate to changes in estimated buyout terms or subtenant receipts expected on closed facilities. Expenses related to lease termination obligations are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The following table represents a rollforward of the liability balances for the three fiscal years ended February 25, 2012 (in thousands):

Lease Termination Obligations
Balance at February 28, 2009	$4,998
Original charges	4,942
Revisions	2,751
Cash payments	(7,790)

Balance at February 27, 2010	4,901
Original charges	154
Revisions	1,445
Cash payments	(2,769)

Balance at February 26, 2011	3,731
Original charges	-
Revisions	1,889
Cash payments	(2,058)

Balance at February 25, 2012	$3,562

NOTE 5 – LONG-TERM DEBT AND AVAILABLE CREDIT

Long-term debt consisted entirely of industrial revenue bonds at February 25, 2012 and February 26, 2011. The Company’s industrial revenue bond loan agreements have been outstanding since 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. During fiscal 2011, the Company repaid $9,500,000 of industrial revenue bonds related to the distribution center near Chicago, Illinois with proceeds received from the sale of that facility earlier in the year. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 2.7%, 3.8% and 3.2% for fiscal 2012, 2011 and 2010, respectively.

In February 2006, the Company issued $165,000,000 of convertible debt. During fiscal 2010, the Company completed several transactions related to this convertible debt which reduced the total balance to $16,435,000 at the end of fiscal 2010. These transactions included the repurchase of a portion of the debt, an exchange of the debt for new convertible debt, and the subsequent voluntary conversion of the new debt into common stock. As a result, the Company recorded gains of $49,654,000 and issued 24,453,065 shares of its common stock. The Company also incurred non-operating charges of $18,308,000 and paid cash of $13,782,000 for make-whole interest in connection with the conversion. During the fourth quarter of fiscal 2011, the remaining convertible debt and any accrued interest were paid in full. As of February 25, 2012 and February 26, 2011, the Company had no outstanding convertible debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s remaining long-term debt matures as follows (in thousands):

Fiscal Year	Debt
2013	-
2014	-
2015	-
2016	-
Thereafter	9,500

Total debt	$9,500

The Company has a $300,000,000 secured credit facility with a $100,000,000 accordion feature. Provided that there is no default and no default would occur as a result thereof, the Company may request that the facility be increased to an amount not to exceed $400,000,000. This facility matures in April 2016 and is secured by the Company’s eligible merchandise inventory and third-party credit card receivables. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR plus a spread varying from 175 to 225 basis points per year, depending on the amount then borrowed under the facility, or (b) the prime rate plus a spread varying from 75 to 125 basis points per year, depending on the amount then borrowed under the facility The Company pays a fee ranging from 175 to 225 basis points per year for standby letters of credit depending on the average daily availability as defined by the agreement, 87.5 to 112.5 basis points per year for trade letters of credit, and a commitment fee of 37.5 basis points per year for any unused amounts. As of February 25, 2012, the fee for standby letters of credit was 200 basis points per year and 100 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

The facility includes a requirement that the Company maintain minimum availability equal to the greater of 10% of the line cap, as defined by the facility, or $20,000,000. The Company’s secured credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 20% of the lesser of either $300,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 50% of the lesser of either $300,000,000 or the calculated borrowing base.

During fiscal 2012, 2011 and 2010, the Company had no cash borrowings under this facility. As of February 25, 2012, the Company’s borrowing base, as defined by the agreement, was $255,572,000. This borrowing base calculation was subject to advance rates and commercially reasonable availability reserves. As of February 25, 2012, the Company utilized approximately $43,354,000 in letters of credit and bankers’ acceptances against the secured credit facility. Of the outstanding balance, approximately $376,000 related to trade letters of credit and bankers acceptances for merchandise purchases, $25,475,000 related to standby letters of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to standby letters of credit related to the Company’s industrial revenue bonds, and $7,788,000 related to other miscellaneous standby letters of credit. After excluding the $43,354,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $212,218,000 remained available for cash borrowings.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan to all its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. During fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2012, 2011 and 2010, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. Company contributions to the plan were $1,869,000, $2,286,000 and $1,823,000 in fiscal 2012, 2011 and 2010, respectively.

In addition, the Company offers non-qualified deferred compensation plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $744,000, $576,000 and $508,000 for fiscal 2012, 2011 and 2010, respectively. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of these non-qualified deferred compensation plans, and contributed $1,526,000 and used $423,000 to satisfy a portion of retirement obligations during fiscal 2012. The Company also contributed $1,172,000 and used $1,104,000 to satisfy a portion of retirement obligations during fiscal 2011. As of February 25, 2012 and February 26, 2011, the trusts’ assets included investments with an aggregate value of $1,215,000 and $74,000, respectively. The investments were held in money market funds and mutual funds. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for these restricted investments as trading securities. As of February 25, 2012 and February 26, 2011, the trust assets also consisted of life insurance policies with cash surrender values of $6,333,000 and $5,523,000 and death benefits of $13,090,000 and $11,262,000, respectively. The trust assets are restricted and may only be used to satisfy obligations to plan participants. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. At the discretion of the Board of Directors such policies could be contributed to these trusts or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of these unrestricted policies was $17,150,000 at February 25, 2012, and the death benefit was $25,980,000. These cash surrender values are carried in the Company’s consolidated financial statements in other non-current assets.

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the Plans of $2,759,000, $2,458,000 and $2,484,000 in fiscal 2012, 2011 and 2010, respectively.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $17,000 that are included in other noncurrent assets at both February 25, 2012 and February 26, 2011. These investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for these restricted investments as available-for-sale securities. Cash contributions of $0 and $2,772,000 were made to the trust in fiscal 2012 and 2011, respectively. Any future contributions will be made at the discretion of the Board of Directors. Restricted investments from the trust were sold to fund retirement benefits of $0 and $2,772,000 in fiscal 2012 and 2011, respectively. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $897,000 during fiscal 2013, $129,000 during fiscal 2014, $15,151,000 during fiscal 2015, $129,000 during fiscal 2016, $3,358,000 during fiscal 2017 and $7,366,000 during fiscal years 2018 through 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Measurement of obligations for the Plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of February 25, 2012 and February 26, 2011 (in thousands):

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$18,377	$17,091
Service cost	1,118	1,121
Interest cost	779	674
Actuarial loss	3,363	2,351
Benefits paid (including settlements)	(118)	(2,860)

Projected benefit obligation, end of year	$23,519	$18,377

Reconciliation of funded status:
Projected benefit obligation	$23,519	$18,377
Plan assets	-	-

Funded status	$(23,519)	$(18,377)

Accumulated benefit obligation	$(23,519)	$(18,377)

Amounts recognized in the balance sheets:
Current liability	$(897)	$(118)
Noncurrent liability	(22,622)	(18,259)
Accumulated other comprehensive loss, pre-tax	7,189	4,688

Net amount recognized	$(16,330)	$(13,689)

Cumulative other comprehensive loss, net of taxes of $4,266 and $3,291 in fiscal 2012 and 2011, respectively	$2,923	$1,397

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	3.25%	4.25%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase (1)	0.00%	0.00%

Net periodic benefit cost for years ended:
Discount rate	4.25%	4.75%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase (1)	0.00%	0.00%

(1)	The rate of compensation increase shown above reflects no increase anticipated for fiscal 2013. An increase of 3.0% was assumed for fiscal years 2014 and thereafter.

Net periodic benefit cost included the following actuarially determined components during fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Service cost	$1,118	$1,121	$897
Interest cost	779	674	764
Amortization of unrecognized prior service cost	410	410	410
Amortization of net actuarial loss	452	108	20
Settlement charges	-	145	40
Curtailment charge	-	-	353

Net periodic benefit cost	$2,759	$2,458	$2,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of February 25, 2012 and February 26, 2011, accumulated other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $1,555,000 and $1,965,000, and net actuarial loss of $5,634,000 and $2,723,000, respectively. During fiscal 2012, $3,363,000 was recognized in other comprehensive income related to net actuarial loss for the period. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic cost in fiscal 2013 are $410,000 and $1,389,000, respectively.

NOTE 7 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On March 23, 2006, the Board of Directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares (not to exceed 560,794 shares) that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (the “1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan, increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under these prior plans that cease to be subject to such awards. As of February 25, 2012, there were a total of 4,291,874 shares available for grant under the 2006 Plan.

Stock option grants – On January 27, 2007, the Board of Directors approved an employment agreement effective February 19, 2007 for the Company’s President and Chief Executive Officer (the “CEO”). Under the employment agreement, the CEO received stock option grants. As of February 25, 2012, outstanding options covering 2,000,000 shares were exercisable. The options were granted as an employment inducement award, and not under any stock option or other equity incentive plan adopted by the Company.

During fiscal 2012, the Board of Directors approved stock options grants under the 2006 Plan of 6,600 shares. As of February 25, 2012, and February 26, 2011, outstanding options covering 932,275 and 1,181,325 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Employee options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The employee options are fully vested upon death, disability or retirement of the employee. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Non-employee director options are fully vested on the date of grant, and are exercisable for a period of ten years.

The 1999 Stock Plan provided for the granting of options to directors and employees with an exercise price not less than the fair market value of the common stock on the date of the grant. The 1999 Stock Plan provided that a maximum of 14,500,000 shares of common stock could be issued under the 1999 Stock Plan, of which not more than 250,000 shares could be issued under the Director Deferred Stock Program. The options issued to employees vest equally over a period of four years, while non-employee directors’ options were fully vested on the date of grant. Both options have a term of ten years from the grant date. The employee options are fully vested upon death, disability, or retirement of an employee, or under certain conditions, such as a change in control of the Company, unless the Board of Directors determines otherwise prior to a change of control event. As of February 25, 2012, there were no shares available for grant under the 1999 Stock Plan. All future stock option grants will be made from shares available under the 2006 Plan. Additionally, outstanding options covering 2,430,250 and 3,452,125 shares were exercisable under the 1999 Stock Plan at fiscal years ended 2012 and 2011, respectively.

Under the Pier 1 Imports, Inc. 1989 Employee Stock Option Plan, options vest over a period of four to five years and have a term of ten years from the grant date. As of February 25, 2012 and February 26, 2011, outstanding options covering 258,000 and 264,000 shares were exercisable, respectively. As a result of the expiration of the plan during fiscal 2005, no shares are available for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years ended February 25, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Exercisable Shares
				Number of Shares	Weighted Average Exercise Price

Outstanding at February 28, 2009	11,709,925	13.09		10,385,625	13.72
Options granted	1,000,000	6.69	0.33
Options exercised	-	-
Options cancelled or expired	(3,523,700)	13.17

Outstanding at February 27, 2010	9,186,225	12.36		7,440,275	13.62
Options granted	6,000	8.64	7.16
Options exercised	(588,000)	7.77
Options cancelled or expired	(1,394,075)	15.43

Outstanding at February 26, 2011	7,210,150	12.14		6,897,450	12.36
Options granted	6,600	11.47	9.43
Options exercised	(893,275)	7.97
Options cancelled or expired	(588,000)	18.23

Outstanding at February 25, 2012	5,735,475	12.16		5,620,525	12.26

For options outstanding at February 25, 2012
Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares Currently Exercisable	Weighted Average Exercise Price- Exercisable Shares
$4.24 - $6.69	2,060,000	$6.65	5.02	2,052,500	$6.66
$7.42 - $11.27	985,625	7.60	5.13	884,775	7.61
$11.47 - $17.25	1,288,600	16.10	2.56	1,282,000	16.13
$18.49 - $21.00	1,401,250	19.87	1.07	1,401,250	19.87

As of February 25, 2012, the weighted average remaining contractual term for outstanding and exercisable options was 3.52 years and 3.46 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was $29,972,000 and $28,946,000, respectively, at fiscal 2012 year end. The total intrinsic value of options exercised for the fiscal years 2012, 2011 and 2010 was approximately $3,557,000, $1,185,000 and $0, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The fair value of options granted during the respective period was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Weighted average fair value of options granted	$9.43	$7.16	$0.33
Risk-free interest rates	2.31%	2.65%	1.70%
Expected stock price volatility	117.52%	118.88%	112.05%
Expected dividend yields	0.00%	0.00%	0.00%
Weighted average expected lives	5 years	5 years	4 years

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

At February 25, 2012, there was approximately $191,000 of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.2 years. The Company recorded stock-based compensation expense related to stock options of approximately $462,000, $904,000, and $2,020,000 in fiscal 2012, 2011 and 2010, respectively.

A summary of the Company’s nonvested options as of February 25, 2012 is as follows:

	Options	Weighted Average Grant Date Fair Value
Nonvested at February 26, 2011	312,700	$3.43
Granted	6,600	9.43
Vested	(199,350)	3.37
Cancelled	(5,000)	3.48

Nonvested at February 25, 2012	114,950	$3.88

Restricted stock grants – On December 15, 2009, the Board of Directors approved a renewal and extension of the CEO’s initial employment agreement dated February 19, 2007, which provided that a total of 1,500,000 shares of restricted stock would be awarded over a period of more than three years. On December 18, 2009, the Company granted 375,000 time-based restricted shares that vest equally over a three-year period on the anniversary date of the grant. On the first day of the 2011, 2012 and 2013 fiscal years the Company granted the CEO 187,500 service-based awards that vest equally over a three-year period on the last day of each respective fiscal year. In accordance with the accounting guidance on equity compensation, all 937,500 shares of the time-based restricted stock included in the renewed and extended employment agreement were granted for accounting purposes as of the date of the agreement, or December 15, 2009. As of February 25, 2012, 750,000 of these shares have been actually granted to the CEO; however, the Company granted the remaining 187,500 shares on February 26, 2012 in accordance with his employment agreement.

On the first day of the 2011, 2012 and 2013 fiscal years the Company granted the CEO 187,500 performance-based shares of restricted stock that vest equally over a period of three fiscal years if the Company achieves certain fiscal year performance targets as defined by the renewed and extended agreement. Shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of performance targets are achieved. The vesting of performance-based shares will occur on the date the Company’s Form 10-K is filed with the Securities and Exchange Commission for each respective fiscal year. In accordance with accounting guidelines, only one-third of the fiscal 2012 performance-based shares had a grant date in fiscal 2012 because the performance targets for future fiscal years had not been established. The CEO must be employed by the Company on the last day of each respective fiscal year in order for both the time-based and performance-based shares to vest. These shares could also vest under certain termination events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2012, the Company granted long-term incentive awards under the 2006 Plan to employees. The fiscal 2012 long-term incentive awards were comprised of restricted stock grants that were equally divided between time-based and performance-based shares. The time-based shares vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the grant date provided that the participant is employed on the vesting date. The performance-based shares vest 33% upon the Company satisfying a certain performance target in fiscal 2012, and will vest 33% and 34% for each of the following two fiscal years, respectively, upon the Company satisfying a certain performance target for the respective fiscal year, provided that vesting for each fiscal year is conditioned upon the participant being employed on the date of filing of the Company’s annual report on Form 10-K with the SEC for the applicable fiscal year. Over each three-year performance (vesting) period, if a performance target is not satisfied in any fiscal year, those shares that do not vest may still vest if the sum of consecutive years’ actual performance equals or exceeds the sum of the individual consecutive fiscal year performance targets.

As of February 25, 2012 and February 26, 2011, the Company had 1,681,278 and 1,657,984 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2012, 671,600 shares of restricted stock were granted, 609,581 shares of restricted stock vested, and 38,725 shares of restricted stock were cancelled. During fiscal 2011, 836,000 shares of restricted stock were granted, 371,612 shares of restricted stock vested, and 44,214 shares of restricted stock were cancelled. The weighted average fair market value at the date of grant of the restricted stock shares granted during fiscal 2012 was $10.79 and is being expensed over the requisite service period. This amount does not include performance-based restricted shares that the Company will begin expensing in future fiscal years when performance targets are set, but does include performance-based restricted shares granted in the previous fiscal year that were based on a fiscal 2012 performance target which the Company began expensing in fiscal 2012.

Compensation expense for restricted stock was $5,737,000, $3,802,000, and $1,762,000 in fiscal 2012, 2011 and 2010, respectively. As of February 25, 2012, there was $5,299,000 of total unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of 1.28 years. The total fair value of restricted stock awards vested was $8,016,000, $2,454,000 and $1,648,000 in fiscal 2012, 2011 and 2010, respectively.

The Company recognized a tax benefit related to stock-based compensation of $1,679,000 during fiscal 2012 and no net tax benefit during fiscal years 2011 or 2010 as a result of the Company’s valuation allowance on all deferred tax assets. See Note 9 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Director deferred stock units – The 2006 Plan and the 1999 Stock Plan also authorize director deferred stock unit awards to non-employee directors. During fiscal 2012, directors could elect to defer all or a portion of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. As of February 25, 2012 and February 26, 2011, there were 800,670 shares and 747,262 shares deferred, but not delivered, under the 2006 Plan and the 1999 Stock Plan, respectively. All future deferred stock unit awards will be from shares available for grant under the 2006 Plan. During fiscal 2012, approximately 53,409 director deferred stock units were granted and no units were delivered or cancelled. Compensation expense for the director deferred stock awards was $642,000, $579,000 and $149,000 in fiscal 2012, 2011 and 2010, respectively.

Stock purchase plan – Substantially all Company employees and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each employee may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contribute up to 20% of the eligible portions of compensation. The Company contributes an amount equal to 25% of the employee’s contributions. Company contributions to the plan were $342,000, $179,000 and $16,000 in fiscal years 2012, 2011 and 2010, respectively. The Company’s stock purchase plan was suspended during portions of fiscal years 2011 and 2010.

Preferred Stock – On July 1, 2009, the shareholders of the Company approved an amendment to increase the authorized number of Pier 1 Imports’ shares of preferred stock from 5,000,000 shares to 20,000,000 shares; to shorten the description of the authority of the Board of Directors to issue such shares; and to eliminate the terms and provisions of the Formula Rate Preferred Stock from the Certificate of Incorporation. As of February 25, 2012, all 20,000,000 shares of preferred stock were available for future issuance.

Dividends – On April 5, 2012, subsequent to year end, the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.04 quarterly cash dividend will be paid on May 2, 2012 to shareholders of record on April 18, 2012.

Shares reserved for future issuances – As of February 25, 2012, the Company had approximately 10,828,019 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units and shares available for future grant.

Share repurchase plan – On March 25, 2011, the Board of Directors authorized an initial $100,000,000 for repurchases of the Company’s common stock. As of September 6, 2011, the Company had completed this $100,000,000 initial share repurchase program and purchased a total of 9,498,650 shares of its common stock at a weighted average cost of $10.53 per share. On October 13, 2011, the Board of Directors authorized a new $100,000,000 share repurchase program and $100,000,000 remained available for repurchase at the end of fiscal 2012. Subsequent to year end, the Company utilized a total of $15,160,000 to repurchase 845,400 shares of the Company’s common stock at a weighted average price per share, including fees, of $17.93 and as of April 20, 2012, $84,840,000 remained available for repurchase.

NOTE 8 – PROPRIETARY CREDIT CARD INFORMATION

During fiscal 2007, the Company sold its proprietary credit card operations to Chase Bank USA, N.A. (“Chase”). The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts, and the common stock of Pier 1 National Bank. The Company received cash proceeds for the majority of the sales price and was entitled to receive additional proceeds of $10,750,000, plus any accrued interest, over the life of a long-term program agreement. In fiscal 2012, 2011 and 2010, the Company received payments related to this agreement of $0, $6,250,000 and $1,500,000, respectively. In addition, the Company and Chase entered into a private-label credit card program agreement with an original term of ten years. Under this agreement, the Company continued to support the card through marketing programs and receive additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms.

On December 30, 2010, the Company entered into a new program agreement with Chase, effective January 1, 2011, with an original term of 18 months (the term was subsequently reduced to 15 months when conversion to a new provider was completed). In conjunction with this agreement, the Company and Chase terminated the original program agreement between the Company and Chase in consideration of payment to the Company from Chase of $28,326,000 plus all remaining sums due to the Company by Chase. The Company was entitled to future payments over the term of the new program agreement based on revolving credit card sales, and certain other credit and account related matters. In addition, the Company received total payments of $1,574,000, $4,489,000 and $8,738,000 related to these program agreements during fiscal 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net deferred gain associated with the original program agreement with Chase is recognized in nonoperating income. The Company recognized $10,880,000, $3,535,000 and $2,052,000 related to this deferred gain in fiscal 2012, 2011 and 2010, respectively. The $28,326,000 in consideration received from Chase also deferred and was being recognized over the new term of the agreement as a component of revenue consistent with the treatment of amounts received under the original program agreement. The Company recognized approximately $22,706,000 and $2,905,000 of this amount in fiscal 2012 and 2011, respectively.

During the third quarter of fiscal 2012, the Company entered into a private-label credit card plan agreement (“Agreement”) with a subsidiary of Alliance Data Systems Corporation (“ADS”). The transfer of ownership to ADS of the private-label credit accounts issued under the Company’s existing private-label credit card program agreement was completed in the first quarter of fiscal 2013. The Agreement has an initial term of seven years that will automatically extend to a term of ten years if certain performance targets are achieved. The Company will be entitled to future payments over the term of the Agreement based on revolving credit card sales and certain other credit and account related matters.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes for each of the last three fiscal years consists of (in thousands):

	2012	2011	2010
Federal:
Current	$32,734	$(446)	$(56,263)
Deferred	(34,107)	-	-
State:
Current	1,659	1,898	1,200
Deferred	(7,808)	-	-
Foreign:
Current	2,691	1,967	267
Deferred	-	-	-

Total provision (benefit) for income taxes	$(4,831)	$3,419	$(54,796)

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

The Internal Revenue Service (“IRS”) completed its examination of fiscal years 2003 through 2007 during the first quarter of fiscal 2010. However, as a result of the federal income tax benefit and refund discussed above, fiscal years 2003 and 2004 were reopened for examination by the IRS. During fiscal 2011, the IRS completed its examination of fiscal years 2003, 2004 and 2008. As a result of the completion of these audits, the Company received a refund of $387,000, plus interest, during the first quarter of fiscal 2012. There were no adjustments from this examination which resulted in significant permanent differences that had not already been reserved. Late in the fourth quarter of fiscal 2012, the IRS initiated an examination of 2010.

At the end of fiscal 2011, the Company had utilized all federal net operating loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities at February 25, 2012 and February 26, 2011 were comprised of the following (in thousands):

	2012	2011
Deferred tax assets:
Deferred compensation	$24,404	$20,386
Net operating loss carryforward	7,254	9,443
Accrued average rent	9,691	11,546
Properties, net	14,215	26,899
Self insurance reserves	9,310	9,385
Deferred gain on sale of credit card operations	2,281	14,596
Cumulative foreign currency translation	1,860	3,343
Deferred revenue and revenue reserves	5,984	6,882
Foreign and other tax credits	8,159	-
Other	1,811	1,628

Total deferred tax assets	84,969	104,108

Deferred tax liabilities:
Inventory	(20,561)	(20,456)
Deferred gain on debt repurchase	(19,636)	(19,636)
Other	(315)	(287)

Total deferred tax liabilities	(40,512)	(40,379)

Valuation allowance	(2,978)	(63,729)

Net deferred tax assets	$41,479	$-

During fiscal 2007, the Company recorded a valuation allowance against all deferred tax assets. Taxes arising from the earnings in fiscal 2011 and 2010 were offset by utilization of the Company’s federal net operating loss carryforwards. During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed substantially all of its valuation allowance. The remaining $2,978,000 valuation allowance relates to certain states temporarily disallowing the use of net operating loss carryforwards. State net operating losses at February 25, 2012 and February 26, 2011 were $7,254,000 and $9,443,000, respectively. State losses vary as to carryforward position and will expire from fiscal 2013 through fiscal 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference between income taxes at the statutory federal income tax rate of 35% in fiscal 2012, 2011 and 2010, and income tax reported in the consolidated statements of operations is as follows (in thousands):

	2012	2011	2010
Tax provision at statutory federal income tax rate	$57,437	$36,240	$11,218
State income taxes, net of federal provision	6,408	3,893	2,475
Decrease in valuation allowance	(60,751)	(38,687)	(81,599)
Foreign income taxes, net of foreign tax credits	2,691	1,967	267
Permanent difference on consolidation of foreign subsidiary for tax filings (1)	-	-	6,381
Non-deductible make-whole interest payment (2)	-	-	5,375
Foreign and other tax credits	(3,429)	-	-
Other, net	(7,187)	6	1,087

Provision (benefit) for income taxes	$(4,831)	$3,419	$(54,796)

(1)

The Company chose to change the tax filing status of a foreign subsidiary, and included this subsidiary in its consolidated tax return in fiscal 2010. For federal income tax purposes, this effectively resulted in the repatriation of the foreign subsidiary’s accumulated earnings which had not been previously taxed in the United States. This created a permanent difference between reported net income and taxable income.

(2)

During fiscal 2010, the Company paid make-whole interest in connection with the voluntary conversion of its convertible debt. This interest is not deductible for federal income tax purposes and resulted in a permanent difference between reported net income and taxable income.

The accounting guidance on uncertainty in income taxes prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions. A summary of amounts recorded for unrecognized tax benefits at the beginning and end of fiscal 2012 and 2011 are presented below, in thousands:

Unrecognized Tax Benefits - February 27, 2010	$11,032
Gross increases - tax positions in prior period	270
Gross decreases - tax positions in prior period	-
Settlements	(2,491)
Expiration of statute of limitations	-

Unrecognized Tax Benefits - February 26, 2011	$8,811

Gross increases - tax positions in prior period	-
Gross decreases - tax positions in prior period	(80)
Settlements	-
Expiration of statute of limitations	-

Unrecognized Tax Benefits - February 25, 2012	$8,731

If the Company were to prevail on all unrecognized tax benefits recorded, this entire reserve for uncertain tax positions would have a favorable impact on the effective tax rate. It is reasonably possible that the majority of the Company’s gross unrecognized tax benefits could decrease within the next twelve months due to expiration of the statute of limitations or audit settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in selling, general and administrative expenses. The Company recorded expenses of $711,000, $424,000 and $1,245,000 related to penalties and interest in fiscal 2012, 2011 and 2010, respectively. The Company had accrued penalties and interest of $5,685,000 and $5,062,000 at February 25, 2012 and February 26, 2011, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases – At February 25, 2012, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income

2013	$216,908	$613
2014	186,172	566
2015	136,417	366
2016	96,254	132
2017	67,405	132
Thereafter	113,002	44

Total lease commitments	$816,158	$1,853

Rental expense incurred was $223,188,000, $217,988,000 and $232,098,000, including contingent rentals of $356,000, $205,000 and $90,000, based upon a percentage of sales, and net of sublease incomes totaling $269,000, $272,000 and $292,000 in fiscal 2012, 2011 and 2010, respectively.

During fiscal 2009, the Company sold its corporate headquarters building and accompanying land to Chesapeake Plaza, L.L.C., an affiliate of Chesapeake Energy Corporation. The Company also entered into a lease agreement to rent office space in the building. The lease had a primary term of seven years, which began on June 9, 2008. This lease was amended on July 1, 2011, extending the term of the lease to expire on June 30, 2020. The related gain on the sale of the property was approximately $23,300,000. As of February 25, 2012, the Company’s remaining deferred gain was $8,340,000, the majority of which is included in other noncurrent liabilities, and will be recognized over the remaining original lease term.

Legal matters – There were no significant legal matters in fiscal years 2012 or 2011. During fiscal 2010, the Company received a $10,000,000 payment as a result of a foreign litigation settlement and recorded a gain in other income as a result of the settlement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended February 25, 2012 and February 26, 2011 are set forth below (in thousands except per share amounts):

	Three Months Ended

Fiscal 2012	5/28/2011	8/27/2011	11/26/2011	2/25/2012

Net sales	$334,603	$339,552	$382,699	$476,757
Gross profit	134,067	134,521	165,490	217,083
Operating income	19,885	23,734	32,872	78,267
Net income (1)	14,098	16,638	22,988	115,213

Average shares outstanding - basic	117,300	115,288	108,713	108,835
Average shares outstanding - diluted	119,235	117,085	110,306	110,709

Basic earnings per share (1)	.12	.14	.21	1.06
Diluted earnings per share (1)	.12	.14	.21	1.04

	Three Months Ended

Fiscal 2011	5/29/2010	8/28/2010	11/27/2010	2/26/2011

Net sales	$306,259	$309,869	$353,759	$426,583
Gross profit	114,397	114,451	144,069	182,470
Operating income	8,266	15,202	21,879	58,401
Net income	7,670	14,384	21,004	57,067

Average shares outstanding - basic	116,197	116,414	116,479	116,773
Average shares outstanding - diluted	116,921	116,923	117,680	118,756

Basic earnings per share	.07	.12	.18	.49
Diluted earnings per share	.07	.12	.18	.48

(1)

During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed substantially all of its valuation allowance. See Management’s Discussion and Analysis in Item 7 for further discussion of the financial impact of this change in the valuation allowance. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 25, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 25, 2012. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of February 25, 2012, as stated in their report which is included in this Annual Report on Form 10-K.

/s/ Alexander W. Smith

Alexander W. Smith

President and

Chief Executive Officer

/s/ Charles H. Turner

Charles H. Turner

Senior Executive Vice President and

Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 25, 2012 and February 26, 2011 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended February 25, 2012 of Pier 1 Imports, Inc. and our report dated April 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 25, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 – Election of Directors” set forth in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2012 Proxy Statement.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the 2012 Proxy Statement.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation,” the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Non-Employee Director Compensation for the Fiscal Year Ended February 25, 2012,” the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions,” and the section entitled “Executive Compensation – Compensation Committee Report,” set forth in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management,” “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Certain Beneficial Owners,” the table entitled “Executive Compensation – Outstanding Equity Awards Table for the Fiscal Year Ended February 25, 2012,” and the table entitled “Equity Compensation Plan Information” set forth in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions” and “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Director Independence” set forth in the 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-approval of Nonaudit Fees” set forth in Proposal No. 3 of the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of consolidated financial statements, schedules and exhibits filed as part of this report.

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended February 25, 2012, February 26, 2011 and February 27, 2010

Consolidated Balance Sheets at February 25, 2012 and February 26, 2011

Consolidated Statements of Cash Flows for the Years Ended February 25, 2012, February 26, 2011 and February 27, 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended February 25, 2012, February 26, 2011 and February 27, 2010

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

PIER 1 IMPORTS, INC.

Date: April 25, 2012	By:	/s/ Alexander W. Smith
Alexander W. Smith, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Michael R. Ferrari Dr. Michael R. Ferrari	Director, Chairman of the Board	April 25, 2012

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	April 25, 2012

/s/ Charles H. Turner Charles H. Turner	Senior Executive Vice President and Chief Financial Officer	April 25, 2012

/s/ Darla D. Ramirez Darla D. Ramirez	Principal Accounting Officer	April 25, 2012

/s/ Claire H. Babrowski Claire H. Babrowski	Director	April 25, 2012

/s/ John H. Burgoyne John H. Burgoyne	Director	April 25, 2012

/s/ Hamish A. Dodds Hamish A. Dodds	Director	April 25, 2012

/s/ Brendan L. Hoffman Brendan L. Hoffman	Director	April 25, 2012

/s/ Terry E. London Terry E. London	Director	April 25, 2012

/s/ Cece Smith Cece Smith	Director	April 25, 2012

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.2*	Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3*	Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2009 (File No. 001-07832).

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007 (File No. 001-07832).

10.3.2*	Participation Agreement Amendment dated April 20, 2008 by and between Charles H. Turner and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 24, 2008 (File No. 001-07832).

10.3.3*	Participation Agreement Amendment dated April 20, 2008 by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.4*	Pier 1 Imports, Inc. 1989 Employee Stock Option Plan, amended and restated as of June 27, 1996, incorporated herein by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the year ended February 26, 2005 (File No. 001-07832).

10.4.1*	Amendment No. 1 to Pier 1 Imports, Inc. 1989 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.6.2 to the Company’s Form 10-K for the year ended February 26, 2005 (File No. 001-07832).

10.5*	Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006 (File No. 001-07832).

10.5.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007 (File No. 001-07832).

10.6*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999 (File No. 001-07832).

10.7*	Pier 1 Imports, Inc. Stock Purchase Plan, restated as amended June 20, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.7.1*	Amendment to the Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended February 28, 2009 (File No. 001-07832).

10.7.2*	Second Amendment dated July 14, 2009 to Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.8.2 to the Company’s Form 10-Q for the quarter ended August 29, 2009 (File No. 001-07832).

10.7.3*	Third Amendment dated June 29, 2010 to Pier 1 Imports, Inc. Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2010 (File No. 001-07832).

10.8	Amended and Restated Credit Agreement, dated April 4, 2011, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.8.4 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.9	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

10.9.1	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.9.2	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.10*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.10.1*	Form of Non-Qualified Stock Option Agreement – Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.10.2*	Form of Non-Qualified Stock Option Agreement – Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.10.3*	Form of Restricted Stock Award Agreement – April 9, 2010 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2010 (File No. 001-07832).

10.10.4*	Form of Restricted Stock Award Agreement – April 9, 2010 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 14, 2010 (File No. 001-07832).

10.10.5*	Form of Restricted Stock Award Agreement – April 8, 2011 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-07832).

10.10.6*	Form of Restricted Stock Award Agreement – April 8, 2011 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-07832).

10.10.7*	Form of Restricted Stock Award Agreement – April 6, 2012 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.10.8*	Form of Restricted Stock Award Agreement – April 6, 2012 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.10.9*	Form of Restricted Stock Award Agreement – April 6, 2012 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.11*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006 (File No. 001-07832).

10.11.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.1 to the Company’s Form 10-K for the year ended March 3, 2007 (File No. 001-07832).

10.11.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.11.3*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.11.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

10.11.5*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 8, 2010, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.12*	Pier 1 Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006 (File No. 001-07832).

10.13*	Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.13.1*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.14*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 30, 2007 (File No. 001-07832).

10.15*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007 (File No. 001-07832).

10.15.1*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008 (File No. 001-07832).

10.16*	Employment Agreement dated as of December 15, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009 (File No. 001-07832).

10.16.1*	Restricted Stock Award Agreement dated December 18, 2009 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2009 (File No. 001-07832).

10.16.2*	Restricted Stock Award Agreement dated February 28, 2010 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2010 (File No. 001-07832).

10.16.3*	Restricted Stock Award Agreement dated February 28, 2010 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 4, 2010 (File No. 001-07832).

10.16.4*	Restricted Stock Award Agreement dated February 27, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2011 (File No. 001-07832).

10.16.5*	Amendment to Restricted Stock Award Agreement dated April 8, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc , incorporated herein by reference to Exhibit 10.14.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.16.6*	Restricted Stock Award Agreement dated February 27, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2011 (File No. 001-07832).

10.16.7*	Amendment to Restricted Stock Award Agreement dated April 8, 2011 by and between Alexander W. Smith and Pier 1 Imports, Inc, incorporated herein by reference to Exhibit 10.14.12 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.16.8*	Restricted Stock Award Agreement dated February 26, 2012 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 1, 2012 (File No. 001-07832).

10.16.9*	Restricted Stock Award Agreement dated February 26, 2012 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 1, 2012 (File No. 001-07832).

10.17	Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.17.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.17.2	Second Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011 (File No. 001-07832).

10.18*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.19*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.20	Credit Card Program Agreement by and between Pier 1 Imports (U.S.), Inc. and Chase Bank USA, N.A., dated December 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2010 (File No. 001-07832). Some of the schedules to this agreement have been omitted pursuant to an order granting confidential treatment.

10.21	Private Label Credit Card Plan Agreement by and between World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated October 5, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2011 (File No. 001-07832). Some of the schedules and an exhibit to this agreement have been omitted pursuant to an order granting confidential treatment.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS**+	XBRL Instance Document.

101.SCH**+	XBRL Taxonomy Extension Schema Document.

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management Contracts and Compensatory Plans