Form 10-Q
period 2012-05-26
PIER 1 IMPORTS INC/DE
filed 2012-07-02
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

As of June 25, 2012, there were outstanding 107,156,459 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 26, 2012	May 28, 2011
Net sales	$361,119	$334,603
Cost of sales	210,844	200,536

Gross profit	150,275	134,067
Selling, general and administrative expenses	116,330	109,150
Depreciation and amortization	6,532	5,032

Operating income	27,413	19,885
Nonoperating (income) and expenses:
Interest, investment income and other	(1,428)	(2,629)
Interest expense	814	825

	(614)	(1,804)

Income before income taxes	28,027	21,689
Income tax provision	10,202	7,591

Net income	$17,825	$14,098

Earnings per share:
Basic	$0.16	$0.12

Diluted	$0.16	$0.12

Dividends declared per share:	$0.04	$0.00

Average shares outstanding during period:
Basic	108,597	117,300

Diluted	110,564	119,235

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 26, 2012	May 28, 2011
Net income	$17,825	$14,098
Other comprehensive income
Foreign currency translation adjustments	(1,080)	(34)
Pension adjustments	487	251

Other comprehensive income, net of tax	(593)	217

Comprehensive income	$17,232	$14,315

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 26, 2012	February 25, 2012	May 28, 2011
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $178,679, $248,624 and $264,407, respectively	$217,898	$287,868	$304,034
Accounts receivable, net	21,554	16,282	15,883
Inventories	333,523	322,482	315,099
Prepaid expenses and other current assets	31,838	23,682	27,578

Total current assets	604,813	650,314	662,594
Properties, net of accumulated depreciation of $465,412, $461,390 and $455,758, respectively	108,414	103,640	67,524
Other noncurrent assets	70,785	69,409	29,721

	$784,012	$823,363	$759,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,223	$63,827	$71,740
Gift cards and other deferred revenue	50,859	53,123	71,840
Accrued income taxes payable	9,260	16,759	5,283
Other accrued liabilities	96,841	111,679	93,417

Total current liabilities	237,183	245,388	242,280
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	75,091	74,832	77,247

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	225,911	231,919	228,889
Retained earnings	476,228	462,751	307,911
Cumulative other comprehensive loss	(5,066)	(4,473)	(567)
Less — 17,491,000, 15,512,000 and 6,725,000 common shares in treasury, at cost, respectively	(234,960)	(196,679)	(105,546)

	462,238	493,643	430,812
Commitments and contingencies	-	-	-

	$784,012	$823,363	$759,839

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 26, 2012	May 28, 2011
Cash flow from operating activities:
Net income	$17,825	$14,098
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	8,722	9,745
Stock-based compensation expense	2,916	1,860
Deferred compensation	2,675	1,604
Amortization of credit card deferred revenue	(2,771)	(4,505)
Amortization of deferred gains	(1,881)	(3,230)
Other	(564)	532

Changes in cash from:
Inventories	(11,041)	(3,329)
Proprietary credit card receivables	(2,892)	(372)
Prepaid expenses and other assets	(12,217)	(8,609)
Accounts payable and accrued expenses	1,811	(825)
Accrued income taxes payable, net of payments	(7,499)	5,051

Net cash (used in) provided by operating activities	(4,916)	12,020

Cash flow from investing activities:
Capital expenditures	(12,224)	(8,425)
Proceeds from sale of restricted assets	211	311
Purchase of restricted investments	(1,488)	(541)

Net cash used in investing activities	(13,501)	(8,655)

Cash flow from financing activities:
Cash dividends	(4,348)	-
Purchases of treasury stock	(48,711)	(3,124)
Proceeds from stock options exercised, stock purchase plan and other, net	1,506	4,909
Debt issuance costs	-	(2,587)

Net cash used in financing activities	(51,553)	(802)

Change in cash and cash equivalents	(69,970)	2,563
Cash and cash equivalents at the beginning of the period	287,868	301,471

Cash and cash equivalents at the end of the period	$217,898	$304,034

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 26, 2012

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance February 25, 2012	109,720	$125	$231,919	$462,751	$(4,473)	$(196,679)	$493,643
Net income	-	-	-	17,825	-	-	17,825
Other comprehensive income	-	-	-	-	(593)	-	(593)
Purchases of treasury stock	(2,865)	-	-	-	-	(48,711)	(48,711)
Stock-based compensation	821	-	(7,457)	-	-	10,373	2,916
Exercise of stock options, stock purchase plan and other	65	-	1,449	-	-	57	1,506
Cash dividends ($.04 per share)	-	-	-	(4,348)	-	-	(4,348)

Balance May 26, 2012	107,741	$125	$225,911	$476,228	$(5,066)	$(234,960)	$462,238

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 26, 2012

AND MAY 28, 2011

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2012. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three months ended May 26, 2012 and May 28, 2011 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of May 26, 2012, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 1,403,000 and 3,266,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares as of May 26, 2012 and May 28, 2011, respectively. Earnings per share for the three months ended May 26, 2012 and May 28, 2011 was calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 26, 2012	May 28, 2011
Net income, basic and diluted	$17,825	$14,098

Weighted average shares outstanding during period:
Basic	108,597	117,300
Effect of dilutive stock options	1,367	1,231
Effect of dilutive restricted stock	600	704

Diluted	110,564	119,235

Earnings per share:
Basic	$0.16	$0.12

Diluted	$0.16	$0.12

Note 2 – Stock-based compensation

For the three months ended May 26, 2012 and May 28, 2011, the Company recorded stock-based compensation expense related to stock options and restricted stock of $2,916,000 and $1,860,000, respectively. As of May 26, 2012, there was approximately $14,985,000 of total unrecognized compensation expense related to unvested stock option awards and restricted stock that is expected to be recognized over a weighted average period of approximately 1.6 years.

During the first quarter of fiscal 2013, the Company granted 455,803 shares of restricted stock. Approximately 150,000 of the shares granted are service-based and will vest over a three-year service period. Approximately 140,000 shares are performance-based and will vest over a three-year period if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors for fiscal years 2013, 2014, and 2015. The remaining shares are performance-based and are based on a market condition and will vest following the end of fiscal 2015 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. All of the service-based and a portion of the performance-based shares awarded during the first quarter of fiscal 2013 have a grant date fair value of $18.80. This grant date fair value was determined based on the closing stock price at the time of the grant and the Company began expensing these shares during the quarter. A grant date fair value for the remaining performance-based shares will be established at a future date when performance targets are set for fiscal years 2014 and 2015. The performance-based shares that will vest based on a market condition have a fair value of $12.41, which was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares during the quarter. The Company also began expensing 187,500 performance-based shares that were granted to the chief executive officer in accordance with the renewal and extension of his employment agreement dated December 15, 2009. These shares have a grant date fair value of $18.29 and will vest if certain performance targets are met by the Company for fiscal 2013.

Note 3 – Defined benefit plan

The Company maintains a supplemental retirement plan (the “Plan”) for certain of its executive officers. The Plan provides that upon death, disability, reaching retirement age, or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.

The Plan is not funded and thus has no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plan or participation in the Plan. The components of net periodic benefit costs for the three months ended May 26, 2012 and May 28, 2011 were as follows (in thousands):

	Three Months Ended
	May 26, 2012	May 28, 2011
Components of net periodic benefits cost:
Service cost	$338	$280
Interest cost	188	195
Amortization of unrecognized prior service costs	102	102
Amortization of net actuarial loss	348	113

Net periodic benefit cost	$976	$690

Note 4 – New accounting pronouncement

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 and included two separate but consecutive statements.

Note 5 – Subsequent event

On June 13, 2012, subsequent to quarter end, the Company executed a three-year renewal and extension of the employment agreement with its President and Chief Executive Officer, Alex Smith.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of February 25, 2012, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2012.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and other seasonal products in its stores. The results of operations for the three months ended May 26, 2012 and May 28, 2011 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of May 26, 2012, the Company operated 1,054 stores in the United States and Canada.

In April 2012, the Company announced a new three-year growth plan designed to drive profitable top and bottom-line growth, expand market share, and increase shareholder value as the Company continues evolving into a multi-channel retailer. The plan includes building a best-in-class e-Commerce platform; strengthening the Company’s infrastructure through investments in technology, processes and systems; improving the Company’s store portfolio through refurbishments, remodels, new store openings and strategic relocations; investing $200 million in capital over the next three years; and returning value to shareholders through share repurchases and quarterly cash dividends. In conjunction with the new three-year growth plan, the Company established new financial targets which include achieving sales per retail square foot of $225 and operating margins of at least 12% by the end of fiscal 2015. The Company also expects an online sales contribution of at least 10% of total revenues by the end of fiscal 2016.

The Company believes it is prepared to execute the soft launch of its new e-Commerce enabled website at the end of July. The site will have a new, fully redesigned look, feel and functionality and will be unveiled in conjunction with the launch of Pier 1 To-You. The Company continues working diligently towards the implementation of its new point-of-sale system, which it expects to pilot in a small group of stores in the fall of 2012. By summer 2013, the Company will begin integrating the new point-of sale system with e-Commerce, strengthening the foundation to build out its multi-channel capabilities.

During the first quarter, the Company opened two new stores and completed one major remodel. During fiscal 2013, the Company expects to open approximately 20-25 locations, which include at least six to eight relocations. As part of its new three-year growth plan of improving its store portfolio, the Company is taking advantage of opportunities in select markets to relocate stores, with a goal of improving its market position and long-term profitability. Plans to improve the store portfolio also include the refurbishment of approximately 100 stores during fiscal 2013 with enhanced merchandise fixture packages and lighting upgrades.

Net sales for the first quarter of fiscal 2013 were $361.1 million, a 7.9% increase from $334.6 million during the same period last year. Comparable store sales for the first three months of fiscal 2013 increased 7.2% on top of last year’s 10.2% increase for the same period. The increase in sales over the same period last year resulted primarily from increases in store traffic and average ticket. Sales per retail square foot were $187 for the trailing twelve months ended May 26, 2012, up from $171 at the end of the first quarter last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Gross profit increased 150 basis points to 41.6% of sales during the first quarter, up from 40.1% of sales in the first quarter last year. Merchandise margins improved to 60.2% of sales for the first quarter of fiscal 2013, compared to 59.8% last year. The increases in merchandise margins were the result of strong input margins, the optimal balance of regular and promotional pricing, and well-managed inventory levels. Store occupancy costs declined 110 basis points during the quarter to 18.6% of sales compared to the same period last year.

Operating income for the first quarter of fiscal 2013 was $27.4 million or 7.6% of sales, compared to $19.9 million or 5.9% of sales for the same period in the prior year. Net income in the first quarter was $17.8 million, or $0.16 per share, compared to $14.1 million, or $0.12 per share last year. These improvements over the prior year were primarily due to increases in sales and gross profit.

During the first quarter of fiscal 2013, the Company utilized $12.2 million for capital expenditures. Expenditures included $7.1 million for the opening of two new stores, one major remodel, new merchandise fixtures and lighting, other leasehold improvements and costs associated with the build-out of the e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining $5.1 million in capital spending was utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2013 are expected to be approximately $70 million to $75 million.

As of May 26, 2012, the Company had repurchased 2,864,600 shares of its common stock under the current share repurchase program at a weighted average cost of $17.00 per share for a total cost of $48.7 million, and $52.3 million remained available for repurchase. Subsequent to quarter end, the Company has utilized a total of $14.2 million to repurchase 895,100 shares of the Company’s common stock at a weighted average cost of $15.91 and as of June 28, 2012, $37.1 million remained available for repurchase under the program. During the first quarter, the Company paid a quarterly cash dividend totaling approximately $4.3 million. In addition, on June 26, 2012, the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend payable on August 1, 2012 to shareholders of record on July 18, 2012.

On June 13, 2012, subsequent to quarter end, the Company executed a three-year renewal and extension of the employment agreement with its President and Chief Executive Officer, Alex Smith.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 26, 2012 and May 28, 2011:

	Three Months Ended
	May 26, 2012	May 28, 2011
Key Performance Indicators
Total sales growth	7.9%	9.3%
Comparable stores sales growth	7.2%	10.2%
Sales per average retail square foot (1)	$187	$171
Merchandise margins as a % of sales	60.2%	59.8%
Gross profit as a % of sales	41.6%	40.1%
Selling, general and administrative expenses as a % of sales	32.2%	32.6%
Operating income as a % of sales	7.6%	5.9%
Net income as a % of sales	4.9%	4.2%

	May 26, 2012	May 28, 2011
Inventory per retail square foot	$40	$38
Total retail square footage (in thousands)	8,288	8,216
Total retail square footage increase (decline) from the same period last year	0.9%	(0.5%)

(1)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 26, 2012	May 28, 2011
Stores	$357,393	$331,234
Other (1)	3,726	3,369

Net sales	$361,119	$334,603

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V. and gift card breakage.

Net sales for the first quarter of fiscal 2013 were $361.1 million, an increase of $26.5 million, or 7.9%, over last year’s first quarter net sales of $334.6 million. Comparable store sales for the quarter increased 7.2%, which was primarily the result of an increase in store traffic and average ticket over last year. The Canadian dollar continued to weaken compared to the U.S. dollar, partially offsetting the increase in comparable store sales by approximately 30 basis points for the quarter. Sales per retail square foot were $187 for the trailing twelve months ended May 26, 2012, up from $171 at the end of the first quarter last year. The store count as of May 26, 2012 was 1,054 compared to 1,044 stores at the same time last year.

The increase in sales for the three-month period was comprised of the following components (in thousands):

Net Sales
Net sales for the three months ended May 28, 2011	$334,603
Incremental sales increase (decrease) from:
New stores opened during fiscal 2013	477
Stores opened during fiscal 2012	5,183
Comparable stores	23,841
Closed stores and other	(2,985)

Net sales for the three months ended May 26, 2012	$361,119

A summary reconciliation of stores open at the beginning of fiscal 2013 to the number open at the end of the first quarter follows:

	United States	Canada	Total
Open at February 25, 2012	971	81	1,052
Openings	2	-	2
Closings	-	-	-

Open at May 26, 2012 (1)	973	81	1,054

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At May 26, 2012, there were 48 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 41.6% expressed as a percentage of sales for the first quarter of fiscal 2013 compared to 40.1% for the same period last year, a 150 basis point improvement. Merchandise margins

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

for the first quarter increased 40 basis points to 60.2% of sales over last year’s 59.8% of sales. Merchandise margins continue to be positively impacted by strong input margins, the right balance between regular and promotional pricing, and well-managed inventory levels. Store occupancy costs increased $1.3 million to $67.2 million for the first quarter of fiscal 2013, but decreased 110 basis points as a percentage of sales. The increase in dollars was due to an increase in rent expense, partially offset by decreases in repair and maintenance, property taxes, and utilities.

Operating Expenses and Depreciation – Selling, general and administrative expenses for the first quarter of fiscal 2013 were $116.3 million, or 32.2% of sales, compared to $109.2 million, or 32.6% of sales for the same period last year. Selling, general and administrative expenses for the quarter included the charges summarized in the table below (in thousands):

	May 26, 2012		May 28, 2011		Increase /
Quarter	Expense	% of Sales	Expense	% of Sales	(Decrease)

Store payroll	$58,308	16.1%	$55,318	16.5%	$2,990
Marketing	17,909	5.0%	16,286	4.9%	1,623
Store supplies, services and other	6,330	1.8%	6,266	1.9%	64

Variable costs	82,547	22.9%	77,870	23.3%	4,677
Administrative payroll	22,563	6.2%	19,696	5.9%	2,867
Other relatively fixed expenses	11,220	3.1%	11,584	3.4%	(364)

Relatively fixed costs	33,783	9.3%	31,280	9.3%	2,503

	$116,330	32.2%	$109,150	32.6%	$7,180

Expenses that tend to fluctuate with sales and number of stores, such as store payroll, marketing, store supplies and equipment rental, increased $4.7 million from the first quarter last year, but decreased as a percentage of sales. Store payroll, including bonus, increased $3.0 million compared to last year as a result of additional associate hours at the stores to accommodate the higher sales volume and the net opening of ten new stores since the first quarter of last year. Marketing expenditures increased $1.6 million from last year primarily due to an increase in television advertising partially offset by a decrease in retail event mailers and advertising in newspapers. Marketing expenses for the first quarter were 5.0%, which is in line with projections for the full fiscal year.

Relatively fixed selling, general and administrative expenses during the first quarter of fiscal 2013 increased $2.5 million from the same period last year. Administrative payroll increased $2.9 million during the first quarter of fiscal 2013 when compared to last year, primarily as a result of increases in salaries and stock-based compensation.

Operating income for the first quarter of fiscal 2013 was $27.4 million compared to $19.9 million for last year’s first quarter. This improvement was primarily the result of an increase in sales and gross profit.

Nonoperating income and expense – During the first quarter of fiscal 2013, nonoperating income was $0.6 million, compared to $1.8 million for the same period in fiscal 2012. The decrease was primarily a result of the completion of the deferred gain recognition related to transactions with the Company’s former proprietary credit card provider. This deferred gain recognition was completed at the end of March 2012.

Net Income – Net income for the first quarter of fiscal 2013 was $17.8 million, or $0.16 per share, compared to $14.1 million, or $0.12 per share, for the first quarter of fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2013 with $217.9 million in cash and temporary investments compared to $287.9 million at the end of fiscal 2012. The decrease in cash was the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $12.2 million, $48.7 million to repurchase shares of the Company’s stock and cash dividends of $4.3 million.

Operating activities used $4.9 million of cash, primarily as a result of increases in inventory, prepaid expenses, and income tax payments, partially offset by net income of $17.8 million. Inventory levels at the end of the first quarter of fiscal 2013 were $333.5 million, an increase of $18.4 million from the first quarter of fiscal 2012. The increase in inventory resulted from higher forecasted sales compared to the same time last year. At the end of the first quarter of fiscal 2013, inventory per retail square foot was $40 compared to $38 per square foot for the same period last year. The Company continues to focus on strategically managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand. At the end of the second quarter of fiscal 2013, inventory is planned to be approximately 10% higher than last year’s second quarter. The planned increase is primarily related to additional inventory to support the new e-Commerce business and slightly larger purchases of select merchandise, including seasonal, to support higher sales. Total inventory at the end of fiscal 2013 is expected to be approximately $330 million.

During the first quarter of fiscal 2013, investing activities used $13.5 million primarily for capital expenditures, compared to $8.7 million during the same period last year. Total capital expenditures were $12.2 million which included $7.1 million for the opening of two new stores, one major remodel, new merchandise fixtures and lighting, other leasehold improvements and costs associated with the build-out of the e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining $5.1 million in capital spending was utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2013 are expected to be approximately $70 million to $75 million.

During the first quarter of fiscal 2013, financing activities used $51.6 million primarily related to $48.7 million in repurchases of the Company’s common stock under the Board approved share repurchase program. In addition, the Company paid $4.3 million in cash dividends. The cash outflows were partially offset by the receipt of proceeds related primarily to employee stock option exercises and the Company’s employee stock purchase plan.

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2013 were $163.7 million. The present value of total existing minimum operating lease commitments discounted at 10% was $652.8 million at the fiscal 2013 first quarter end compared to $605.2 million at the fiscal 2012 first quarter end.

As of May 26, 2012, the Company had no cash borrowings and approximately $47.9 million in letters of credit and bankers’ acceptances outstanding. The calculated borrowing base was $264.2 million, of which approximately $216.3 million was available for additional borrowings. As of the end of the first quarter of fiscal 2013, the Company was in compliance with all required covenants stated in the agreement.

During the first three months of fiscal 2013, the Company repurchased 2,864,600 shares of its common stock at a weighted average cost of $17.00 per share and a total cost of approximately $48.7 million under the Board approved share repurchase program. From the end of the first quarter and through June 28, 2012, the Company has repurchased an additional 895,100 shares of its common stock at a weighted average cost of $15.91 per share and a total cost of approximately $14.2 million. In total, the Company has repurchased 3,759,700 shares at a weighted average cost of $16.74 and a total cost of $62.9 million, and $37.1 million

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

remains available for repurchase under the Company’s $100 million share repurchase program approved in October 2011.

Working capital requirements are expected to be funded from cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements and share repurchases and cash dividends.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, the development and implementation of its e-Commerce business, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others which may be discussed elsewhere in this report and which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2012, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

PART I

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 26, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 26, 2012, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

February 26, 2012 through March 31, 2012	-	$-	-	$100,000,000
April 1, 2012 through April 28, 2012	1,225,388	17.80	1,079,700	80,783,070
April 29, 2012 through May 26, 2012	1,784,900	16.52	1,784,900	51,288,805

	3,010,288	$17.00	2,864,600	$51,288,805

(1)

Totals include 145,688 shares of the Company’s common stock acquired during the second month of the first quarter of fiscal 2013 from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for 145,688 shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

(3)

On October 13, 2011, the Board of Directors authorized up to $100.0 million for repurchases of the Company’s common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

From the end of the first quarter through June 28, 2012, the Company has repurchased an additional 895,100 shares of its common stock at a weighted average cost of $15.91 per share and a total cost of $14,236,520. In total, the Company has repurchased 3,759,700 shares at a weighted average cost of $16.74 and a total cost of $62,947,715 and $37,052,285 remains available for repurchase under the plan.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other information - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held June 26, 2012 for the purpose of electing as directors the eight nominees named in the proxy statement to hold office until the next annual meeting of shareholders and until their successors are elected and qualified; to adopt a non-binding, advisory resolution to approve the compensation of the Company’s named executive officers as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission (“SEC”), including the Compensation Discussion and Analysis, compensation tables and narrative discussion in the proxy statement under the caption “Executive Compensation;” and to ratify the Audit Committee’s engagement of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2013. The results of the election and the votes follow:

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

Director	For	Against	Abstain	Broker Non-Votes

Claire H. Babrowski	93,240,820	95,932	81,565	6,526,908
John H. Burgoyne	91,250,950	2,087,143	80,224	6,526,908
Hamish A. Dodds	93,215,571	120,648	82,098	6,526,908
Michael R. Ferrari	91,251,516	2,087,422	79,379	6,526,908
Brendan L. Hoffman	91,564,056	1,774,070	80,191	6,526,908
Terry E. London	93,234,332	101,684	82,301	6,526,908
Alexander W. Smith	93,045,196	290,750	82,371	6,526,908
Cece Smith	93,238,638	101,991	77,688	6,526,908

A non-binding, advisory resolution to approve the compensation of the Company’s named executive officers as disclosed pursuant to the compensation disclosure rules of the SEC, including the Compensation Discussion and Analysis, compensation tables and narrative discussion in the proxy statement under the caption “Executive Compensation.” The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required for approval.

For	Against	Abstain	Broker Non-Votes
89,961,416	2,296,329	1,160,572	6,526,908

Ratification of the Audit Committee’s engagement of Ernst & Young LLP as Pier 1 Imports’ independent registered public accounting firm for fiscal 2013. The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required to ratify the approval.

For	Against	Abstain	Broker Non-Votes
99,150,980	729,564	64,681	N/A

Item 6.	Exhibits.

The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits filed or furnished as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC. (Registrant)

Date: July 2, 2012	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: July 2, 2012	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President and
Chief Financial Officer

Date: July 2, 2012	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

10.1	Employment Agreement dated as of June 13, 2012 by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.