Form 10-Q
period 2012-08-25
PIER 1 IMPORTS INC/DE
filed 2012-10-03
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2012

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

As of September 26, 2012, there were outstanding 106,280,536 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net sales	$367,615	$339,552	$728,734	$674,155
Cost of sales	216,066	205,031	426,911	405,567

Gross profit	151,549	134,521	301,823	268,588
Selling, general and administrative expenses	112,021	105,752	228,351	214,902
Depreciation and amortization	7,214	5,035	13,745	10,066

Operating income	32,314	23,734	59,727	43,620
Nonoperating (income) and expenses:
Interest, investment income and other	(443)	(2,573)	(1,871)	(5,202)
Interest (income) expense	(2,107)	714	(1,293)	1,539

	(2,550)	(1,859)	(3,164)	(3,663)

Income before income taxes	34,864	25,593	62,891	47,283
Income tax provision	8,633	8,955	18,835	16,546

Net income	$26,231	$16,638	$44,056	$30,737

Earnings per share:
Basic	$0.25	$0.14	$0.41	$0.26

Diluted	$0.24	$0.14	$0.40	$0.26

Dividends declared per share:	$0.04	$0.00	$0.08	$0.00

Average shares outstanding during period:
Basic	105,786	115,288	107,192	116,294

Diluted	107,447	117,085	109,154	118,270

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net income	$26,231	$16,638	$44,056	$30,737
Other comprehensive income
Foreign currency translation adjustments	1,375	(115)	295	(149)
Pension adjustments	4	251	491	502

Other comprehensive income, net of tax	1,379	136	786	353

Comprehensive income	$27,610	$16,774	$44,842	$31,090

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 25, 2012	February 25, 2012	August 27, 2011
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $75,536, $248,264 and $151,000, respectively	$115,138	$287,868	$190,805
Accounts receivable, net	21,736	16,282	14,093
Inventories	420,801	322,482	370,668
Prepaid expenses and other current assets	24,799	23,682	20,507

Total current assets	582,474	650,314	596,073
Properties, net of accumulated depreciation of $473,431, $461,390 and $458,957, respectively	125,659	103,640	73,882
Other noncurrent assets	71,714	69,409	30,237

	$779,847	$823,363	$700,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,430	$63,827	$79,076
Gift cards and other deferred revenue	48,544	53,123	66,024
Accrued income taxes payable	10,859	16,759	6,920
Other accrued liabilities	98,882	111,679	101,238

Total current liabilities	249,715	245,388	253,258
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	60,647	74,832	72,805

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	229,002	231,919	229,683
Retained earnings	498,248	462,751	324,550
Cumulative other comprehensive loss	(3,687)	(4,473)	(431)
Less — 19,244,000, 15,512,000 and 14,828,000 common shares in treasury, at cost, respectively	(263,703)	(196,679)	(189,298)

	459,985	493,643	364,629
Commitments and contingencies	-	-	-

	$779,847	$823,363	$700,192

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 25, 2012	August 27, 2011
Cash flow from operating activities:
Net income	$44,056	$30,737
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	17,649	16,569
Stock-based compensation expense	5,989	3,340
Deferred compensation	3,312	3,046
Amortization of credit card deferred revenue	(2,843)	(9,226)
Amortization of deferred gains	(2,618)	(6,248)
Change in reserve for uncertain tax positions	(7,352)	386
Other	(1,807)	579

Changes in cash from:
Inventories	(98,319)	(58,898)
Proprietary credit card receivables	(2,130)	330
Prepaid expenses and other assets	(6,680)	(1,804)
Accounts payable and accrued expenses	11,476	9,952
Accrued income taxes payable, net of payments	(9,546)	6,688

Net cash used in operating activities	(48,813)	(4,549)

Cash flow from investing activities:
Capital expenditures	(37,858)	(21,255)
Proceeds from disposition of properties	38	1,331
Proceeds from sale of restricted investments	1,176	311
Purchase of restricted investments	(2,784)	(822)

Net cash used in investing activities	(39,428)	(20,435)

Cash flow from financing activities:
Cash dividends	(8,559)	-
Purchases of treasury stock	(79,281)	(89,254)
Proceeds from stock options exercised, stock purchase plan and other, net	3,351	6,601
Debt issuance costs	-	(3,029)

Net cash used in financing activities	(84,489)	(85,682)

Change in cash and cash equivalents	(172,730)	(110,666)
Cash and cash equivalents at beginning of period	287,868	301,471

Cash and cash equivalents at end of period	$115,138	$190,805

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 25, 2012

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance February 25, 2012	109,720	$125	$231,919	$462,751	$(4,473)	$(196,679)	$493,643
Net income	-	-	-	44,056	-	-	44,056
Other comprehensive income	-	-	-	-	786	-	786
Purchases of treasury stock	(4,752)	-	-	-	-	(79,281)	(79,281)
Stock-based compensation	814	-	(4,281)	-	-	10,270	5,989
Exercise of stock options, stock purchase plan, and other	206	-	1,364	-	-	1,987	3,351
Cash dividends ($0.08 per share)	-	-	-	(8,559)	-	-	(8,559)

Balance August 25, 2012	105,988	$125	$229,002	$498,248	$(3,687)	$(263,703)	$459,985

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 25, 2012

AND AUGUST 27, 2011

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2012. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and six months ended August 25, 2012 and August 27, 2011 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 25, 2012, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 2,178,000 and 3,015,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three months ended August 25, 2012 and August 27, 2011, respectively. There were 2,180,000 and 3,020,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the six months ended August 25, 2012 and August 27, 2011, respectively. Earnings per share for the three and six months ended August 25, 2012 and August 27, 2011 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net income, basic and diluted	$26,231	$16,638	$44,056	$30,737

Weighted average shares outstanding during period:
Basic	105,786	115,288	107,192	116,294
Effect of dilutive stock options	1,287	1,195	1,333	1,236
Effect of dilutive restricted stock	374	602	629	740

Diluted	107,447	117,085	109,154	118,270

Earnings per share:
Basic	$0.25	$0.14	$0.41	$0.26

Diluted	$0.24	$0.14	$0.40	$0.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Stock-based compensation

On June 13, 2012, the Company executed a three-year renewal and extension of the employment agreement with its President and Chief Executive Officer, Alex Smith. Pursuant to the terms of the employment agreement, Mr. Smith will be granted restricted stock awards. In accordance with accounting guidelines, the Company began expensing a portion of the restricted stock awards, which are service-based, during the second quarter of fiscal 2013. The Company will begin expensing the remaining shares, which are performance-based, when respective performance measures are established.

For the three and six months ended August 25, 2012, the Company recorded stock-based compensation expense related to stock options and restricted stock of $3,073,000 and $5,989,000, respectively. For the three and six months ended August 27, 2011, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,480,000 and $3,340,000, respectively.

As of August 25, 2012 there was approximately $227,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 3.2 years and $20,016,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.4 years, if certain performance targets are achieved.

Note 3 – Defined benefit plans

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and six months ended August 25, 2012 and August 27, 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Components of net periodic benefits cost:
Service cost	$338	$280	$677	$559
Interest cost	186	195	373	389
Amortization of unrecognized prior service costs	103	102	205	205
Amortization of net actuarial loss	350	113	698	227
Settlement	(488)	-	(488)	-

Net periodic benefit cost	$489	$690	$1,465	$1,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Income taxes

During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of $5,857,000 during the quarter. In addition, the Company reversed $2,757,000 of accrued interest related to these uncertain tax positions.

Note 5 – New accounting pronouncement

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and other seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and six months ended August 25, 2012 and August 27, 2011 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of August 25, 2012, the Company operated 1,058 stores in the United States and Canada.

In April 2012, the Company announced a new three-year growth plan designed to drive profitable top and bottom-line growth, expand market share, and increase shareholder value as the Company continues evolving into a multi-channel retailer. The plan includes building a best-in-class e-Commerce platform; strengthening the Company’s infrastructure through investments in technology, processes and systems; improving the Company’s store portfolio through refurbishments, remodels, new store openings and strategic relocations; investing $200 million in capital over the next three years; and returning value to shareholders through share repurchases and quarterly cash dividends. In conjunction with the new three-year growth plan, the Company established new financial targets which include achieving sales per retail square foot of $225 and operating margins of at least 12% of sales by the end of fiscal 2015. The Company also expects an online sales contribution of at least 10% of total revenues by the end of fiscal 2016.

At the end of July 2012, the Company successfully executed the on-time launch of its new e-Commerce enabled website, Pier1.com. The website has a brand new, fully redesigned look, feel and functionality. The Company also continues working diligently towards the implementation of its new point-of-sale system, which it expects to pilot in a small number of stores towards the end of the year. Once a successful pilot has been executed, the Company will commence an all store rollout of the new point-of-sale system next year, with plans to begin e-Commerce integration by autumn of 2013, strengthening the foundation on which to build its multi-channel capabilities.

During the second quarter, the Company opened five new stores and closed one store. During the remainder of fiscal 2013, the Company expects to open approximately 13 to 18 new stores, which include at least five to seven relocations. As part of its new three-year growth plan of improving its store portfolio, the Company is taking advantage of opportunities in select markets to relocate stores, with a goal of improving its market position and long-term profitability. Plans to improve the store portfolio also include the refurbishment of certain stores with enhanced merchandise fixture packages and lighting upgrades. The Company completed approximately 50 store refurbishments during the second quarter of fiscal 2013 and currently plans to refurbish approximately 50 additional stores in the fourth quarter of fiscal 2013. By the end of the fiscal year, refurbishments will be complete in approximately 50% of the entire store portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the second quarter of fiscal 2013 were $367.6 million, an 8.3% increase from $339.6 million during the same period last year. Comparable store sales for the quarter increased 6.7%. Total sales for the first six months of fiscal 2013 were $728.7 million, an 8.1% increase from last year’s $674.2 million. Comparable store sales increased 7.0% for the first six months of fiscal 2013. The increase in sales for both the quarter and year-to-date periods was primarily the result of increases in store traffic and average ticket. Sales per retail square foot were $190 for the trailing twelve months ended August 25, 2012, up from $175 for the trailing twelve months ended August 27, 2011.

Gross profit increased 160 basis points to 41.2% of sales during the second quarter and to 41.4% for the year-to-date period, compared to 39.6% and 39.8% in the same periods, respectively, last year. Merchandise margins improved to 60.1% of sales for the second quarter of fiscal 2013 and 60.2% for the year-to-date period, compared to 59.4% and 59.6% for the same periods, respectively, in the prior year. Store occupancy costs were 18.9% of sales for the second quarter and 18.8% of sales for the year-to-date period, compared to 19.8% of sales and 19.7% of sales for the respective periods last year.

Operating income for the second quarter of fiscal 2013 was $32.3 million, or 8.8% of sales, compared to $23.7 million, or 7.0% of sales, for the same period in the prior year. Operating income for the first six months of fiscal 2013 was $59.7 million, or 8.2% of sales, compared to $43.6 million, or 6.5% of sales, for the same period in the prior year. These improvements over the prior year were primarily due to increases in sales and gross profit.

For the second quarter of fiscal 2013, the Company reported net income of $26.2 million, or $0.24 per share. For the first six months of fiscal 2013, the Company reported net income of $44.1 million, or $0.40 per share. Both the second quarter and year-to-date periods of fiscal 2013 included the tax benefit and reduced accrued interest resulting from the reversal of a portion of the Company’s reserve for uncertain income tax positions, as described in Income Taxes below. Utilizing an estimated annual effective tax rate of 35.6%, and excluding the reversal of accrued interest, second quarter adjusted net income on a non-GAAP basis was $20.7 million, or $0.19 per share, and was $38.7 million, or $0.35 per share, for the first six months of fiscal 2013. See Non-GAAP Financial Measures below for a reconciliation of GAAP to non-GAAP financial measures.

During the first six months of the year, the Company utilized $37.9 million for capital expenditures. These expenditures included approximately $25.0 million for the opening of seven new stores, one major remodel, new merchandise fixtures and lighting, other leasehold improvements, and costs associated with the build-out of the e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining capital expenditures were utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2013 are expected to be approximately $70 million to $75 million.

As of August 25, 2012, the Company had utilized a total of $79.3 million under the current $100 million share repurchase program to repurchase 4,752,115 shares of the Company’s common stock at an average cost of $16.68. As of the end of the second quarter of fiscal 2013, $20.7 million remained available for repurchases under that program. During the first half of fiscal 2013, the Company paid quarterly cash dividends of $0.04 per share per quarter totaling approximately $8.6 million. In addition, on September 21, 2012, the Company’s Board of Directors declared a $0.04 per share quarterly cash dividend payable on October 31, 2012 to shareholders of record on October 17, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended August 25, 2012 and August 27, 2011:

	Three Months Ended		Six Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Key Performance Indicators
Total sales growth	8.3%	9.6%	8.1%	9.4%
Comparable stores sales growth	6.7%	10.8%	7.0%	10.5%
Merchandise margins as a % of sales	60.1%	59.4%	60.2%	59.6%
Gross profit as a % of sales	41.2%	39.6%	41.4%	39.8%
Selling, general and administrative expenses as a % of sales	30.5%	31.1%	31.3%	31.9%
Operating income as a % of sales	8.8%	7.0%	8.2%	6.5%
Net income as a % of sales	7.1%	4.9%	6.0%	4.6%

	For the period ended
	August 25, 2012	August 27, 2011
Sales per average retail square foot (1)	$190	$175
Total retail square footage (in thousands)	8,323	8,214
Total retail square footage increase (decline) from the same period last year	1.3%	(0.4%)

(1)	Sales per average retail square foot is calculated using a rolling 12-month total of sales fulfilled in stores over a 13-month retail square footage weighted average.

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Stores	$363,555	$336,196	$720,948	$667,430
Other (1)	4,060	3,356	7,786	6,725

Net sales	$367,615	$339,552	$728,734	$674,155

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., gift card breakage and sales delivered directly to customers (Pier 1 To-You).

Net sales for the second quarter of fiscal 2013 were $367.6 million, an increase of 8.3%, over last year’s second quarter net sales of $339.6 million. Comparable store sales for the quarter increased 6.7%, which was primarily the result of an increase in store traffic and average ticket over the same period last

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

year. Net sales during the year-to-date period increased $54.6 million, or 8.1%, to $728.7 million when compared to the same period last year, primarily as a result of an increase in store traffic and average ticket. Comparable store sales increased 7.0% for the first six months of fiscal 2013. The Canadian dollar weakened compared to the U.S. dollar, partially offsetting the increase in comparable store sales by approximately 40 basis points for both the quarter and year-to-date periods. Sales per retail square foot were $190 for the trailing twelve months ended August 25, 2012, up from $175 for the trailing twelve months ended August 27, 2011. Total store count as of August 25, 2012 was 1,058 compared to 1,044 stores a year ago.

The increase in sales for the six-month period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 27, 2011	$674,155
Incremental sales growth (decline) from:
New stores opened during fiscal 2013	3,593
Stores opened during fiscal 2012	9,684
Comparable stores	46,303
Closed stores and other	(5,001)

Net sales for the six months ended August 25, 2012	$728,734

A summary reconciliation of the Company’s stores open at the end of fiscal 2012 to the number open at the end of the second quarter of fiscal 2013 is as follows:

	United States	Canada	Total
Open at February 25, 2012	971	81	1,052
Openings	7	-	7
Closings	(1)	-	(1)

Open at August 25, 2012 (1)	977	81	1,058

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At August 25, 2012, there were 48 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 41.2% as a percentage of sales for the second quarter of fiscal 2013 compared to 39.6% for the same period last year, a 160 basis point improvement. For the first six months of fiscal 2013, gross profit was 41.4% as a percentage of sales, compared to 39.8% last year. Merchandise margins increased 70 basis points to 60.1% of sales for the second quarter and 60 basis points to 60.2% of sales for the six-month period ended August 25, 2012, from the comparable periods a year ago.

Store occupancy costs for the second quarter were $69.4 million, or 18.9% of sales, compared to $67.2 million, or 19.8% of sales, in the same quarter last year. Year to date, store occupancy costs were $136.6 million, or 18.8% of sales, compared to $133.1 million, or 19.7% of sales, for the same period last year. Compared to the second quarter and year-to-date periods last year, overall rent expense increased in dollars primarily due to the increase in new store openings, but decreased as a percent of sales.

Operating Expenses – Second quarter selling, general and administrative expenses were $112.0 million, or 30.5% of sales, compared to $105.8 million, or 31.1% of sales, for the same period in fiscal 2012. The 60 basis point improvement was primarily due to the leveraging of store salaries and fixed expenses and was slightly offset by planned increases in marketing expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Year-to-date selling, general and administrative expenses were $228.4 million, or 31.3% of sales, compared to $214.9 million, or 31.9% of sales, in the same period of fiscal 2012.

Operating income for the second quarter of fiscal 2013 was $32.3 million, or 8.8% of sales, compared to $23.7 million, or 7.0% of sales, last year. For the first half of fiscal 2013, operating income totaled $59.7 million, or 8.2% of sales, compared to $43.6 million, or 6.5% of sales, for the same period last year.

Nonoperating Income and Expense – During the first six months of fiscal 2013, nonoperating income was $3.2 million, compared to $3.7 million for the same period in fiscal 2012. The decrease was primarily the result of the completion of deferred gain recognition related to transactions with the Company’s former proprietary credit card provider. Additionally, in conjunction with the adjustment for uncertain income tax positions discussed below, $2.8 million of accrued interest expense was reversed, which partially offset the decrease in deferred gain recognition.

Income Taxes – During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of $5.9 million during the quarter. Including this adjustment, the Company expects its annual effective tax rate to approximate 35%-36% for fiscal 2013.

Net Income – For the second quarter of fiscal 2013, the Company reported net income of $26.2 million, or $0.24 per share, which included the tax benefit and reduced accrued interest resulting from the reversal of a portion of the Company’s reserve for uncertain income tax positions, as described above. Utilizing an estimated annual effective tax rate of 35.6%, and excluding the reversal of accrued interest, second quarter adjusted net income on a non-GAAP basis was $20.7 million, or $0.19 per share.

For the first six months of fiscal 2013, the Company reported net income of $44.1 million, or $0.40 per share, which included the tax benefit and reduced accrued interest resulting from the reversal of a portion of the Company’s reserve for uncertain income tax positions, as described above. Utilizing an estimated annual effective tax rate of 35.6%, and excluding the reversal of accrued interest, adjusted net income on a non-GAAP basis was $38.7 million, or $0.35 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Non-GAAP Financial Measures

	Three Months Ended	Six Months Ended
	August 25, 2012	August 25, 2012
	($ in millions, except per share amounts)

Net Income (GAAP)	$26.2	$44.1
Add back: Income Tax Provision (GAAP)	8.6	18.8

Income Before Income Taxes (GAAP)	34.9	62.9
Interest Expense Adjustment Related to Uncertain Tax Positions	(2.8)	(2.8)

Adjusted Income Before Income Taxes (non-GAAP)	32.1	60.1
Adjusted Income Tax Provision at Estimated 35.6% Annual Effective Tax Rate	11.4	21.4

Adjusted Net Income (non-GAAP)	$20.7	$38.7

Diluted Earnings per Share (GAAP)	$0.24	$0.40
Interest Expense Adjustment Related to Uncertain Tax Positions, net of tax	(0.02)	(0.02)
Difference of Income Tax Provision at Estimated 35.6% Annual Effective Tax Rate	(0.03)	(0.03)

Adjusted Diluted Earnings per Share (non-GAAP)	$0.19	$0.35

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). The Company believes that the non-GAAP financial measures included in this quarterly report allow management and investors to understand and compare the Company’s earnings per share results in a more consistent manner for the three and six months ended August 25, 2012. The non-GAAP measures should be considered supplemental and not a substitute for the Company’s net income and earnings per share results that were recorded in accordance with GAAP for the periods presented.

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2013 with $115.1 million in cash and temporary investments compared to $287.9 million at the end of fiscal 2012. The decrease was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $37.9 million, $79.3 million to repurchase shares of the Company’s common stock and cash dividends of $8.6 million.

Operating activities in the first half of fiscal 2013 used $48.8 million of cash, primarily as a result of an increase in inventories partially offset by net income. Inventory levels at the end of the second quarter of fiscal 2013 were $420.8 million, an increase of 13.5% from the second quarter of fiscal 2012 due to additional inventory to support the new e-Commerce business and slightly larger purchases of select merchandise, including seasonal, to support higher sales.

During the first six months of fiscal 2013, investing activities used $39.4 million compared to $20.4 million during the same period last year. Total capital expenditures were $37.9 million which included approximately $25 million for the opening of new stores, one major remodel, new merchandise fixtures

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

and lighting, other leasehold improvements, and costs associated with the build-out of the e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2013 are expected to be approximately $70 million to $75 million.

During the first six months of fiscal 2013, financing activities used $84.5 million, primarily related to the Company repurchasing 4,752,115 shares of its common stock at a weighted average cost of $16.68 per share and a total cost of approximately $79.3 million under the current Board approved $100 million share repurchase program. No purchases have been made subsequent to August 25, 2012, and $20.7 million remains available for repurchase under the Company’s $100 million share repurchase program approved in October 2011. In addition, the Company paid quarterly cash dividends of $0.04 per share per quarter, totaling $8.6 million. These cash outflows were partially offset by the receipt of $3.4 million in proceeds related to employee stock option exercises and the Company’s employee stock purchase plan.

At the end of the second quarter, the Company’s minimum operating lease commitments remaining for fiscal 2013 were $110.1 million. The present value of total existing minimum operating lease commitments discounted at 10% was $679.1 million at the fiscal 2013 second quarter end compared to $627.7 million at the fiscal 2012 second quarter end.

As of August 25, 2012, the Company had no cash borrowings and approximately $47.1 million in letters of credit and bankers’ acceptances outstanding under its secured credit facility. The calculated borrowing base was $300 million, of which approximately $252.9 million was available for additional borrowings. As of the end of the second quarter of fiscal 2013, the Company was in compliance with all required covenants stated in the agreement.

Working capital requirements are expected to be funded with cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements, share repurchases and cash dividends.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, the development and implementation of its e-Commerce business and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report and which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2012, as filed with the Securities and Exchange Commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 25, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 25, 2012, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 27, 2012 through June 30, 2012	932,800	$15.92	932,800	$36,437,964
July 1, 2012 through July 28, 2012	599,225	15.98	599,225	26,864,622
July 29, 2012 through August 25, 2012	355,490	17.29	355,490	20,719,418

	1,887,515	$16.20	1,887,515	$20,719,418

(1)

On October 13, 2011, the Board of Directors authorized up to $100.0 million for repurchases of the Company’s common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

During the second quarter of fiscal 2013, the Company did not acquire any shares of the Company’s common stock from employees to satisfy obligations that arose through equity compensation awards pursuant to approved plans.

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

PIER 1 IMPORTS, INC. (Registrant)

Date: October 3, 2012	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: October 3, 2012	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President and
Chief Financial Officer

Date: October 3, 2012	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.