Form 10-Q
period 2012-11-24
PIER 1 IMPORTS INC/DE
filed 2013-01-03
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2012

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

As of December 26, 2012, there were outstanding 105,819,676 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Net sales	$424,527	$382,699	$1,153,260	$1,056,854
Cost of sales	238,268	217,209	665,179	622,775

Gross profit	186,259	165,490	488,081	434,079
Selling, general and administrative expenses	139,244	127,514	367,596	342,416
Depreciation and amortization	8,192	5,104	21,936	15,171

Operating income	38,823	32,872	98,549	76,492
Nonoperating (income) and expenses:
Interest, investment income and other	(298)	(3,238)	(2,169)	(8,441)
Interest (income) expense	664	739	(629)	2,279

	366	(2,499)	(2,798)	(6,162)

Income before income taxes	38,457	35,371	101,347	82,654
Income tax provision	14,772	12,383	33,607	28,929

Net income	$23,685	$22,988	$67,740	$53,725

Earnings per share:
Basic	$0.22	$0.21	$0.64	$0.47

Diluted	$0.22	$0.21	$0.62	$0.47

Dividends declared per share:	$0.04	$0.00	$0.12	$0.00

Average shares outstanding during period:
Basic	105,419	108,713	106,601	113,767

Diluted	107,308	110,306	108,502	115,490

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Net income	$23,685	$22,988	$67,740	$53,725
Other comprehensive income (loss)
Foreign currency translation adjustments	(21)	(1,993)	274	(2,142)
Pension adjustments	494	250	985	752

Other comprehensive income (loss), net of tax	473	(1,743)	1,259	(1,390)

Comprehensive income	$24,158	$21,245	$68,999	$52,335

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 24, 2012	February 25, 2012	November 26, 2011
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $97,064, $248,264 and $136,765, respectively	$120,788	$287,868	$179,296
Accounts receivable, net	34,979	16,282	26,561
Inventories	417,547	322,482	367,876
Prepaid expenses and other current assets	25,417	23,682	21,659

Total current assets	598,731	650,314	595,392
Properties, net of accumulated depreciation of $476,403, $461,390 and $458,375, respectively	136,736	103,640	87,029
Other noncurrent assets	71,963	69,409	30,405

	$807,430	$823,363	$712,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,923	$63,827	$68,437
Gift cards and other deferred revenue	47,800	53,123	58,369
Accrued income taxes payable	16,689	16,759	11,731
Other accrued liabilities	114,628	111,679	115,342

Total current liabilities	253,040	245,388	253,879
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	60,440	74,832	70,666

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	231,234	231,919	230,524
Retained earnings	517,732	462,751	347,538
Cumulative other comprehensive loss	(3,214)	(4,473)	(2,174)
Less — 18,861,000, 15,512,000 and 15,574,000 common shares in treasury, at cost, respectively	(261,427)	(196,679)	(197,232)

	484,450	493,643	378,781
Commitments and contingencies	-	-	-

	$807,430	$823,363	$712,826

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 24, 2012	November 26, 2011
Cash flow from operating activities:
Net income	$67,740	$53,725
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	27,537	23,078
Stock-based compensation expense	9,141	4,780
Deferred compensation	4,767	4,342
Amortization of credit card deferred revenue	(2,914)	(15,625)
Amortization of deferred gains	(3,284)	(9,794)
Change in reserve for uncertain tax positions	(7,266)	152
Other	(1,495)	(99)

Changes in cash from:
Inventories	(95,065)	(56,106)
Proprietary credit card receivables	(7,653)	(1,646)
Prepaid expenses and other assets	(16,424)	(15,031)
Accounts payable and accrued expenses	8,401	12,668
Accrued income taxes payable, net of payments	(3,716)	11,499

Net cash (used in) provided by operating activities	(20,231)	11,943

Cash flow from investing activities:
Capital expenditures	(57,741)	(40,359)
Proceeds from disposition of properties	165	1,341
Proceeds from sale of restricted investments	1,238	423
Purchase of restricted investments	(3,178)	(1,240)

Net cash used in investing activities	(59,516)	(39,835)

Cash flow from financing activities:
Cash dividends	(12,759)	-
Purchases of treasury stock	(89,747)	(100,000)
Proceeds from stock options exercised, stock purchase plan and other, net	15,173	8,814
Debt issuance costs	-	(3,097)

Net cash used in financing activities	(87,333)	(94,283)

Change in cash and cash equivalents	(167,080)	(122,175)
Cash and cash equivalents at beginning of period	287,868	301,471

Cash and cash equivalents at end of period	$120,788	$179,296

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 24, 2012

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance February 25, 2012	109,720	$125	$231,919	$462,751	$(4,473)	$(196,679)	$493,643
Net income	-	-	-	67,740	-	-	67,740
Other comprehensive income	-	-	-	-	1,259	-	1,259
Purchases of treasury stock	(5,299)	-	-	-	-	(89,747)	(89,747)
Stock-based compensation	812	-	(1,104)	-	-	10,245	9,141
Exercise of stock options, stock purchase plan and other	1,138	-	419	-	-	14,754	15,173
Cash dividends ($.12 per share)	-	-	-	(12,759)	-	-	(12,759)

Balance November 24, 2012	106,371	$125	$231,234	$517,732	$(3,214)	$(261,427)	$484,450

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 24, 2012

AND NOVEMBER 26, 2011

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2012. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and nine months ended November 24, 2012 and November 26, 2011 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 24, 2012, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 328,000 and 2,723,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three months ended November 24, 2012 and November 26, 2011, respectively. There were 1,067,000 and 2,986,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the nine months ended November 24, 2012 and November 26, 2011, respectively. Earnings per share for the three and nine months ended November 24, 2012 and November 26, 2011 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Net income, basic and diluted	$23,685	$22,988	$67,740	$53,725

Weighted average shares outstanding during period:
Basic	105,419	108,713	106,601	113,767
Effect of dilutive stock options	1,332	1,100	1,289	1,139
Effect of dilutive restricted stock	557	493	612	584

Diluted	107,308	110,306	108,502	115,490

Earnings per share:
Basic	$0.22	$0.21	$0.64	$0.47

Diluted	$0.22	$0.21	$0.62	$0.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Stock-based compensation

For the three and nine months ended November 24, 2012, the Company recorded stock-based compensation expense related to stock options and restricted stock of $3,152,000 and $9,141,000, respectively. For the three and nine months ended November 26, 2011, the Company recorded stock-based compensation expense related to stock options and restricted stock of $1,440,000 and $4,780,000, respectively.

As of November 24, 2012, there was approximately $209,000 of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 3.0 years and $16,857,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.2 years, if certain performance targets are achieved.

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and nine months ended November 24, 2012 and November 26, 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Components of net periodic benefits cost:
Service cost	$338	$280	$1,015	$839
Interest cost	184	195	557	584
Amortization of unrecognized prior service costs	102	102	307	307
Amortization of net actuarial loss	355	113	1,053	339
Settlement	-	-	(488)	-

Net periodic benefit cost	$979	$690	$2,444	$2,069

Note 4 – Income taxes

During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of $5,857,000 during the second quarter. In addition, the Company reversed $2,757,000 of accrued interest related to these uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 – Subsequent Events

On December 14, 2012, subsequent to quarter end, the Company completed its $100,000,000 share repurchase program, which was announced on October 14, 2011. Under this program, the Company repurchased a total of 5,822,142 shares at a weighted average cost of $17.18 per share. On December 13, 2012, the Company announced that its Board of Directors has authorized a new $100,000,000 share repurchase program.

On December 13, 2012, subsequent to quarter end, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend on the Company’s outstanding shares of common stock, which reflects a 25% increase from the previous quarterly cash dividend. The dividend will be paid on January 30, 2013 to shareholders of record on January 16, 2013.

Note 6 – New accounting pronouncement

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 and included two separate but consecutive statements.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and other seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and nine months ended November 24, 2012 and November 26, 2011 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of November 24, 2012, the Company operated 1,061 stores in the United States and Canada.

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

At the end of July 2012, the Company successfully executed the on-time launch of its new e-Commerce enabled website, Pier1.com. The website has a brand new, fully redesigned look, feel and functionality. The Company also continues working diligently towards the implementation of its new point-of-sale system, which it began to pilot in a small number of stores during the third quarter. Once a successful pilot has been executed, the Company will commence an all store rollout of the new point-of-sale system next year, with plans to begin e-Commerce integration by autumn of 2013, strengthening the foundation on which to build its multi-channel capabilities.

During the third quarter, the Company opened nine new stores and closed six stores. During the fourth quarter of fiscal 2013, the Company expects to open approximately five to seven new stores and close three to five stores. For the full fiscal year, the Company anticipates having total store openings of 21 to 23 stores and closings of 10 to 12 stores, for a net of 11 store openings to end the fiscal year with approximately 1,063 stores. As part of its new three-year growth plan of improving its store portfolio, the Company is taking advantage of opportunities in select markets to relocate stores, with a goal of improving its market position and long-term profitability. Plans to improve the store portfolio also include the refurbishment of certain stores with enhanced merchandise fixture packages and lighting upgrades.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The Company completed approximately 50 store refurbishments during the second quarter of fiscal 2013 and currently plans to refurbish approximately 50 additional stores in the fourth quarter. By the end of the fiscal year, refurbishments will be complete in nearly 50% of the entire store portfolio.

Net sales for the third quarter of fiscal 2013 were $424.5 million, a 10.9% increase from $382.7 million during the same period last year. Comparable store sales for the quarter increased 7.9%. Total sales for the first nine months of fiscal 2013 were $1.153 billion, a 9.1% increase from last year’s $1.057 billion. Comparable store sales increased 7.3% for the first nine months of fiscal 2013. The increase in sales for both the quarter and year-to-date periods was primarily the result of increases in store traffic and average ticket. Sales per retail square foot were $194 for the trailing twelve months ended November 24, 2012, up from $178 for the trailing twelve months ended November 26, 2011.

Gross profit increased 70 basis points to 43.9% of sales during the third quarter and to 42.3% for the year-to-date period, compared to 43.2% and 41.1% in the same periods, respectively, last year. Merchandise margins at the store level for the third quarter were essentially flat compared to the same period last year. Merchandise margins, including the direct-to-consumer business (“Pier 1 To-You”), were 60.2% for the third quarter of this year. Merchandise margins at the store level for the first nine months of fiscal 2013 were 60.3% compared to 59.9% in the same period last year. Merchandise margins, including the direct-to-consumer business, were 60.2% for the first nine months of this year. Store occupancy costs were 16.3% of sales for the third quarter and 17.9% of sales for the year-to-date period, compared to 17.3% of sales and 18.9% of sales for the respective periods last year.

Operating income for the third quarter of fiscal 2013 was $38.8 million, or 9.1% of sales, compared to $32.9 million, or 8.6% of sales, for the same period in the prior year. Operating income for the first nine months of fiscal 2013 was $98.5 million, or 8.5% of sales, compared to $76.5 million, or 7.2% of sales, for the same period in the prior year. These improvements over the prior year were primarily due to increases in sales and gross profit.

For the third quarter of fiscal 2013, the Company recorded net income of $23.7 million, or $0.22 per share, compared to $23.0 million, or $0.21 per share, for the same period last year. Third quarter adjusted net income for fiscal 2013 on a non-GAAP basis, which excludes the estimated impact of Hurricane Sandy and utilizes an estimated 35.6% annual effective tax rate for fiscal 2013, was $27.1 million, or $0.25 per share. Net income for the first nine months of fiscal 2013 was $67.7 million, or $0.62 per share, which includes the tax benefit and reduced accrued interest resulting from the reversal of a portion of the Company’s reserve for uncertain income tax positions during the second quarter of fiscal 2013. For the first nine months of fiscal 2013, adjusted net income on a non-GAAP basis was $65.7 million, or $0.60 per share, and excludes the estimated impact of Hurricane Sandy, utilizes an estimated annual effective tax rate of 35.6%, and excludes the reversal of accrued interest referenced above. The Company reported net income $53.7 million, or $0.47 per share, for the same period last year. See Non-GAAP Financial Measures below for a reconciliation of GAAP to non-GAAP financial measures.

During the first nine months of the year, the Company utilized $57.7 million for capital expenditures. These expenditures included approximately $37.5 million for the opening of 16 new stores, four major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The Company also invested $1.7 million associated with the build-out of the e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining capital expenditures were utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2013 are expected to be approximately $70 million to $75 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

On December 14, 2012, the Company completed the $100 million share repurchase program announced in October 2011, resulting in the repurchase of approximately 5.3% of the Company’s outstanding common stock. A total of 5,822,142 shares of its common stock were repurchased at a weighted average cost of $17.18 per share for a total cost of $100 million. On December 13, 2012, the Company’s Board of Directors authorized a new $100 million share repurchase program. During the first nine months of fiscal 2013, the Company paid quarterly cash dividends of $0.04 per share per quarter totaling approximately $12.8 million. In addition, on December 13, 2012, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend, which reflects a 25% increase from the previous quarterly cash dividend, payable on January 30, 2013 to shareholders of record on January 16, 2013.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and nine months ended November 24, 2012 and November 26, 2011:

	Three Months Ended		Nine Months Ended
	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Key Performance Indicators
Total sales growth	10.9%	8.2%	9.1%	9.0%
Comparable stores sales growth(1)	7.9%	7.0%	7.3%	9.2%
Merchandise margins as a % of sales	60.2%	60.5%	60.2%	59.9%
Gross profit as a % of sales	43.9%	43.2%	42.3%	41.1%
Selling, general and administrative expenses as a % of sales	32.8%	33.3%	31.9%	32.4%
Operating income as a % of sales	9.1%	8.6%	8.5%	7.2%
Net income as a % of sales	5.6%	6.0%	5.9%	5.1%

	For the period ended
	November 24, 2012	November 26, 2011
Sales per average retail square foot (2)	$194	$178
Total retail square footage (in thousands)	8,348	8,285
Total retail square footage increase from the same period last year	0.8%	0.6%

(1)	Includes orders placed online for store pick-up (“Pier 1 To-Go”)
(2)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales (including Pier 1 To-Go) over a 13-month retail square footage weighted average.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	November 24, 2012	November 26, 2011	November 24, 2012	November 26, 2011
Stores	$414,787	$377,989	$1,135,735	$1,045,419
Other (1)	9,740	4,710	17,525	11,435

Net sales	$424,527	$382,699	$1,153,260	$1,056,854

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., gift card breakage and direct-to-consumer sales (“Pier 1 To-You”).

Net sales for the third quarter of fiscal 2013 were $424.5 million, an increase of 10.9% from last year’s third quarter net sales of $382.7 million. Comparable store sales for the third quarter increased 7.9%, which was primarily the result of an increase in store traffic and average ticket over the same period last year. The Canadian dollar strengthened compared to the U.S. dollar, contributing to an increase in comparable store sales of approximately 20 basis points for the quarter. Excluding the impact of Hurricane Sandy, the Company estimates that third quarter comparable store sales would have increased slightly over 9%. Total net sales during the year-to-date period increased $96.4 million, or 9.1%, to $1.153 billion when compared to the same period last year, primarily as a result of an increase in store traffic and average ticket. Comparable store sales increased 7.3% for the first nine months of fiscal 2013. For the year-to-date period, the Canadian dollar weakened compared to the U.S. dollar, offsetting the increase in comparable store sales by approximately 20 basis points. Sales per retail square foot were $194 for the trailing twelve months ended November 24, 2012, up from $178 for the trailing twelve months ended November 26, 2011. Total store count as of November 24, 2012 was 1,061 compared to 1,054 stores a year ago.

Sales for the nine-month period were comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 26, 2011	$1,056,854
Incremental sales growth (decline) from:
New stores opened during fiscal 2013 (1)	13,776
Stored opened during fiscal 2012	12,421
Comparable stores (2)	75,866
Closed stores and other	(5,657)

Net sales for the nine months ended November 24, 2012	$1,153,260

(1)	Includes direct-to-consumer sales (Pier 1 To-You).
(2)	Includes orders placed online for store pick-up (Pier 1 To-Go).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2013 to the number open at the end of the third quarter is as follows:

	United States	Canada	Total
Open at February 25, 2012	971	81	1,052
Openings	16	-	16
Closings	(6)	(1)	(7)

Open at November 24, 2012 (1)	981	80	1,061

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 24, 2012, there were 49 locations in Mexico and 1 in El Salvador. These locations were excluded from the table above.

Gross Profit – Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 43.9% as a percentage of sales for the third quarter of fiscal 2013 compared to 43.2% for the same period last year, a 70 basis point improvement. For the first nine months of fiscal 2013, gross profit was 42.3% as a percentage of sales, compared to 41.1%, an improvement of 120 basis points. Merchandise margins at the store level for the third quarter were essentially flat compared to the same period last year. Merchandise margins, including the direct-to-consumer business (Pier 1 To-You), were 60.2% for the third quarter of this year. Merchandise margins at the store level for the first nine months of fiscal 2013 were 60.3% compared to 59.9% in the same period last year. Merchandise margins, including the direct-to-consumer business, were 60.2% for the first nine months of this year.

Store occupancy costs for the quarter were $69.4 million, or 16.3% of sales, compared to $66.2 million, or 17.3% of sales in the same quarter last year. Year to date, store occupancy costs were $206.0 million, or 17.9% of sales, compared to $199.3 million, or 18.9% of sales for the same period last year.

Compared to the third quarter and year-to-date periods last year, overall rent expense increased in dollars primarily due to the increase in new store openings, but decreased as a percent of sales.

Operating Expenses – Selling, general and administrative expenses for the third quarter of fiscal 2013 were $139.2 million, or 32.8% of sales, compared to $127.5 million, or 33.3% of sales, for the same quarter last year. The 50 basis point improvement was primarily due to the leveraging of store salaries and fixed expenses, and was slightly offset by increases in marketing expense. Year-to-date selling, general and administrative expenses were $367.6 million, or 31.9% of sales, compared to $342.4 million, or 32.4% of sales, for the same period of fiscal 2012.

Operating income for the third quarter of fiscal 2013 was $38.8 million, or 9.1% of sales, compared to $32.9 million, or 8.6% of sales, last year. For the first nine months of fiscal 2013, operating income totaled $98.5 million, or 8.5% of sales, compared to $76.5 million, or 7.2% of sales, for the same period last year.

Nonoperating Income and Expense – During the first nine months of fiscal 2013, nonoperating income was $2.8 million, compared to $6.2 million for the same period in fiscal 2012. The decrease was primarily the result of the completion of deferred gain recognition related to transactions with the Company’s former proprietary credit card provider. During the second quarter of fiscal 2013, the Company reversed its reserve for uncertain income tax positions for which the statute of limitations had expired. This adjustment resulted in the reversal of $2.8 million of accrued interest expense, which partially offset the decrease in deferred gain recognition compared to the prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Income Taxes – During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations had expired. Including this adjustment, the Company expects its annual effective tax rate to approximate 35.6% for fiscal 2013.

Net Income – During the third quarter of fiscal 2013, the Company recorded net income of $23.7 million, or $0.22 per share, compared to $23.0 million, or $0.21 per share, for the same period last year. Third quarter adjusted net income on a non-GAAP basis, which excludes the estimated impact of Hurricane Sandy and utilizes an estimated 35.6% annual effective tax rate for fiscal 2013, was $27.1 million, or $0.25 per share. Net income for the first nine months of fiscal 2013 was $67.7 million, or $0.62 per share, compared to $53.7 million, or $0.47 per share, for the first nine months of fiscal 2012. For the first nine months of fiscal 2013, adjusted net income on a non-GAAP basis was $65.7 million, or $0.60 per share, and excludes the estimated impact of Hurricane Sandy, utilizes an estimated annual effective tax rate of 35.6%, and excludes the reversal of accrued interest referenced above.

Non-GAAP Financial Measures

	Three Months Ended	Nine Months Ended
	November 24, 2012	November 24, 2012
	($ in millions, except per share amounts)

Net Income (GAAP)	$23.7	$67.7
Add back: Income Tax Provision (GAAP)	14.8	33.6

Income Before Income Taxes (GAAP)	38.5	101.3
Interest Expense Adjustment Related to Uncertain Tax Positions	-	(2.8)

Adjusted Income Before Income Taxes (non-GAAP)	38.5	98.5
Less: Adjusted Income Tax Provision at Estimated 35.6% Annual Effective Tax Rate	13.7	35.1
Estimated Impact of Hurricane Sandy, net of tax	2.3	2.3

Adjusted Net Income (non-GAAP)	$27.1	$65.7

Diluted Earnings per Share (GAAP)	$0.22	$0.62
Interest Expense Adjustment Related to Uncertain Tax Positions, net of tax	-	(0.02)
Difference of Income Tax Provision at Estimated 35.6% Annual Effective Tax Rate	0.01	(0.02)
Estimated Impact of Hurricane Sandy, net of tax	0.02	0.02

Adjusted Diluted Earnings per Share (non-GAAP)	$0.25	$0.60

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). The Company believes that the non-GAAP financial measures included in this quarterly report allow management and investors to understand and compare the Company’s earnings per share results in a more consistent manner for the three and nine months ended November 24, 2012. The non-GAAP measures should be considered supplemental and not a substitute for the Company’s net income and earnings per share results that were recorded in accordance with GAAP for the periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2013 with $120.8 million in cash and temporary investments compared to $287.9 million at the end of fiscal 2012. The decrease from fiscal 2012 year end was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $57.7 million, $89.7 million to repurchase shares of the Company’s common stock, and cash dividends of $12.8 million.

Operating activities during the first nine months of fiscal 2013 used $20.2 million of cash, primarily as a result of an increase in inventories partially offset by net income. Inventory levels at the end of the third quarter of fiscal 2013 were $417.5 million, an increase of 13.5% from the third quarter of fiscal 2012 due to additional inventory to support the new e-Commerce business and slightly larger purchases of select merchandise, including seasonal, to support higher sales.

During the first nine months of fiscal 2013, investing activities used $59.5 million compared to $39.8 million during the same period last year. Total capital expenditures were $57.7 million which included approximately $37.5 million for the opening of 16 new stores, four major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The Company also invested $1.7 million associated with the build-out of the e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2013 are expected to be approximately $70 million to $75 million.

During the first nine months of fiscal 2013, financing activities used $87.3 million, primarily related to the Company repurchasing 5,298,950 shares of its common stock at a weighted average cost of $16.94 per share and a total cost of approximately $89.7 million under the $100 million share repurchased program announced in October 2011. On December 14, 2012, the Company completed this Board approved share repurchase program. In total, the Company repurchased 5,822,142 shares of its common stock at a weighted average cost of $17.18 and a total cost of approximately $100.0 million. In addition, the Company paid quarterly cash dividends of $0.04 per share per quarter, totaling $12.8 million. These cash outflows were partially offset by the receipt of $15.2 million in proceeds related to employee stock option exercises and the Company’s employee stock purchase plan.

At the end of the third quarter, the Company’s minimum operating lease commitments remaining for fiscal 2013 were $56.0 million. The present value of total existing minimum operating lease commitments discounted at 10% was $709.3 million at the fiscal 2013 third quarter end compared to $631.1 million at the fiscal 2012 third quarter end.

As of November 24, 2012, the Company had no cash borrowings on the line of credit and approximately $38.8 million in letters of credit and bankers’ acceptances outstanding under its secured credit facility. The calculated borrowing base was $300 million, of which approximately $261.2 million was available for additional borrowings. As of the end of the third quarter of fiscal 2013, the Company was in compliance with all required covenants stated in the agreement.

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

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on certain assumptions. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, the development and implementation of its e-Commerce business and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology, including e-commerce systems, and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2012, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

PART I

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K filed for the fiscal year ended February 25, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 24, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 24, 2012, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Aug 26, 2012 through Sept 29, 2012	-	$-	-	$20,719,418
Sept 30, 2012 through Oct 27, 2012	147,600	19.24	147,600	17,878,881
Oct 28, 2012 through Nov 24, 2012	399,235	19.10	399,235	10,253,145

	546,835	$19.14	546,835	$10,253,145

(1)

On December 14, 2012, subsequent to quarter end, the Company completed its $100.0 million share repurchase program, which was announced in October 2011. Under this program, the Company repurchased a total of 5,822,142 shares at a weighted average cost of $17.18 per share for a total cost of approximately $100.0 million. On December 13, 2012, the Company announced that its Board of Directors had authorized a new $100.0 million share repurchase program.

During the third quarter of fiscal 2013, the Company did not acquire any shares of the Company’s common stock from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

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

PIER 1 IMPORTS, INC.

Date: January 3, 2013	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: January 3, 2013	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President
and Chief Financial Officer

Date: January 3, 2013	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed October 16, 2009 (File No. 001-07832).

10.1*	Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 1, effective January 1, 2013.

10.2*	ERISA Plan Document and Summary Plan Description for the Pier 1 Imports, Inc. Supplemental Individual Disability Income Benefit Plan, effective September 1, 2012.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.