Form 10-Q
period 2013-06-01
PIER 1 IMPORTS INC/DE
filed 2013-07-09
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013

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

Yes [    ]    No [ X ]

As of July 1, 2013, there were outstanding 106,743,250 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	June 1,	May 26,
	2013	2012
Net sales	$394,853	$361,119
Cost of sales	227,256	210,844

Gross profit	167,597	150,275
Selling, general and administrative expenses	125,470	116,330
Depreciation and amortization	8,912	6,532

Operating income	33,215	27,413
Nonoperating (income) and expenses:
Interest, investment income and other	(352)	(1,428)
Interest expense	749	814

	397	(614)

Income before income taxes	32,818	28,027
Income tax provision	12,471	10,202

Net income	$20,347	$17,825

Earnings per share:
Basic	$0.19	$0.16

Diluted	$0.19	$0.16

Dividends declared per share:	$0.05	$0.04

Average shares outstanding during period:
Basic	105,989	108,597

Diluted	107,790	110,564

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	June 1,	May 26,
	2013	2012
Net income	$20,347	$17,825
Other comprehensive income (loss)
Foreign currency translation adjustments	(450)	(1,080)
Pension adjustments	465	487

Other comprehensive income (loss), net of tax	15	(593)

Comprehensive income	$20,362	$17,232

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 1,	March 2,	May 26,
	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $202,316, $191,568 and $178,679, respectively	$241,898	$231,556	$217,898
Accounts receivable, net	20,418	22,309	21,554
Inventories	383,321	356,053	333,523
Prepaid expenses and other current assets	50,453	49,016	31,838

Total current assets	696,090	658,934	604,813
Properties, net of accumulated depreciation of $486,839, $483,067 and $465,412, respectively	154,026	150,615	108,414
Other noncurrent assets	45,830	47,666	70,785

	$895,946	$857,215	$784,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,977	$58,701	$80,223
Gift cards and other deferred revenue	53,206	51,740	50,859
Accrued income taxes payable	17,963	25,249	9,260
Other accrued liabilities	97,353	112,437	96,841

Total current liabilities	277,499	248,127	237,183
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	64,870	62,457	75,091

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	223,666	233,518	225,911
Retained earnings	589,280	574,206	476,228
Cumulative other comprehensive loss	(4,813)	(4,828)	(5,066)
Less — 18,174,000, 18,906,000 and 17,491,000 common shares in treasury, at cost, respectively	(264,181)	(265,890)	(234,960)

	544,077	537,131	462,238
Commitments and contingencies	-	-	-

	$895,946	$857,215	$784,012

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	June 1, 2013	May 26, 2012
Cash flow from operating activities:
Net income	$20,347	$17,825
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	10,679	8,722
Stock-based compensation expense	4,054	2,916
Deferred compensation	2,237	2,675
Amortization of deferred gains	(729)	(4,652)
Other	629	(564)
Changes in cash from:
Inventories	(27,268)	(11,041)
Proprietary credit card receivables	(888)	(2,892)
Prepaid expenses and other assets	(19)	(12,217)
Accounts payable and accrued expenses	37,282	1,811
Accrued income taxes payable, net of payments	(7,286)	(7,499)

Net cash provided by (used in) operating activities	39,038	(4,916)

Cash flow from investing activities:
Capital expenditures	(14,070)	(12,224)
Proceeds from disposition of properties	2,542	-
Proceeds from sale of restricted investments	356	211
Purchase of restricted investments	(1,551)	(1,488)

Net cash used in investing activities	(12,723)	(13,501)

Cash flow from financing activities:
Cash dividends	(5,273)	(4,348)
Purchases of treasury stock	(16,992)	(48,711)
Proceeds from stock options exercised, stock purchase plan and other, net	6,317	1,506
Debt issuance costs	(25)	-

Net cash used in financing activities	(15,973)	(51,553)

Change in cash and cash equivalents	10,342	(69,970)
Cash and cash equivalents at the beginning of the period	231,556	287,868

Cash and cash equivalents at the end of the period	$241,898	$217,898

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 1, 2013

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance March 2, 2013	106,326	$125	$233,518	$574,206	$(4,828)	$(265,890)	$537,131
Net income	-	-	-	20,347	-	-	20,347
Other comprehensive income	-	-	-	-	15	-	15
Purchases of treasury stock	(727)	-	-	-	-	(16,992)	(16,992)
Stock-based compensation	741	-	(6,356)	-	-	10,410	4,054
Exercise of stock options, stock purchase plan and other	718	-	(3,496)	-	-	8,291	4,795
Cash dividends ($.05 per share)	-	-	-	(5,273)	-	-	(5,273)
Balance June 1, 2013	107,058	$125	$223,666	$589,280	$(4,813)	$(264,181)	$544,077

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 1, 2013 AND MAY 26, 2012

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2013. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three months ended June 1, 2013 and May 26, 2012 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of June 1, 2013, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 7,000 and 1,403,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares as of June 1, 2013 and May 26, 2012, respectively. Earnings per share for the three months ended June 1, 2013 and May 26, 2012 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	June 1, 2013	May 26, 2012
Net income, basic and diluted	$20,347	$17,825

Weighted average shares outstanding during period:
Basic	105,989	108,597
Effect of dilutive stock options	1,151	1,367
Effect of dilutive restricted stock	650	600

Diluted	107,790	110,564

Earnings per share:
Basic	$0.19	$0.16

Diluted	$0.19	$0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Stock-based compensation

For the three months ended June 1, 2013 and May 26, 2012, the Company recorded stock-based compensation primarily related to restricted stock expense of $4,016,000 and $2,796,000, respectively. As of June 1, 2013, there was approximately $22,204,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 2.3 years, if certain performance targets are achieved.

During the first quarter of fiscal 2014, the Company awarded 375,101 shares of restricted stock. Approximately 122,526 of the shares granted are service-based and will vest over a three-year service period. Approximately 113,740 shares are performance-based and will vest over a three-year period if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors for fiscal years 2014, 2015, and 2016. The remaining shares are performance-based and are based on a market condition and will vest following the end of fiscal 2016 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. All of the service-based and a portion of the performance-based shares awarded during the first quarter of fiscal 2014 have a grant date fair value of $23.19. This grant date fair value was determined based on the closing stock price at the time of the grant and the Company began expensing these shares during the quarter. A grant date fair value for the remaining performance-based shares will be established at a future date when performance targets are set for fiscal years 2015 and 2016. The performance-based shares that will vest based on a market condition have a fair value of $12.57, which was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares during the quarter. The Company also began expensing performance-based shares that were awarded to employees in previous fiscal years, including the Company’s chief executive officer, during the first quarter of fiscal 2014 when the targets for the performance metrics were established.

Note 3 – Defined benefit plan

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit cost for the three months ended June 1, 2013 and May 26, 2012 are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended
	June 1, 2013	May 26, 2012
Components of net periodic benefits cost:
Service cost	$364	$338
Interest cost	192	188
Amortization of unrecognized prior service costs	102	102
Amortization of net actuarial loss	348	348

Net periodic benefit cost	$1,006	$976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – New accounting pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends current comprehensive income guidance. This accounting update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. This guidance was effective for the Company beginning in fiscal 2014 and the required disclosure is included in Note 3 – Defined benefit plan.

Note 5 – Subsequent event

On June 18, 2013, subsequent to quarter-end, the Company amended, renewed and extended its secured credit facility (“Credit Facility”). The Credit Facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300,000,000 to $350,000,000. The Credit Facility continues to be secured by the Company’s merchandise inventory and credit card receivables. As of June 18, 2013, the Company had no borrowings and approximately $41,477,000 in letters of credit and bankers’ acceptances outstanding.

Credit extensions under the Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base. At the Company’s option, borrowings will bear interest at either (a) the adjusted LIBOR rate plus a spread varying from 125 to 175 basis points per annum, depending on the amount then borrowed under the Credit Facility, or (b) the prime rate plus a spread varying from 25 to 75 basis points per annum, depending on the amount then borrowed under the Credit Facility. Provided that there is no default and no default would occur as a result thereof, the Company may request that the Credit Facility be increased to an amount not to exceed $450,000,000. Under the terms of the Credit Facility, the Company agrees to pay a fee on the unused portion of the Credit Facility at a rate of 25 basis points per annum. In addition, the Company will pay letter of credit fronting fees and fees on the amount of letters of credit outstanding. The amendment did not result in any other significant changes to the Credit Facility.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of March 2, 2013, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three months ended June 1, 2013 and May 26, 2012 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of June 1, 2013, the Company operated 1,065 stores in the United States and Canada.

In April 2012, the Company announced a new three-year growth plan designed to drive profitable top and bottom-line growth, expand market share, and increase shareholder value as the Company continues evolving into a multi-channel retailer. The plan includes investing $200 million in capital over a three-year period through initiatives which include building a best-in-class e-Commerce platform; strengthening the Company’s infrastructure through investments in technology, processes and systems; and improving the Company’s store portfolio through refurbishments, remodels, new store openings and strategic relocations. The plan also includes returning value to shareholders through share repurchases and quarterly cash dividends. In conjunction with the three-year growth plan, the Company established financial targets which include achieving sales per retail square foot of $225 and operating margins of at least 12% of sales by the end of fiscal 2015. The Company expects an online sales contribution of at least 10% of total revenues by the end of fiscal 2016. During the first quarter of fiscal 2014, the Company continued implementation of its plan through a number of strategic projects. The Company believes these projects provide the foundation and building blocks for long-term success.

The Company is making advancements in expanding its multi-channel strategies and executing its “1 Pier 1” vision. One of the key areas of focus is the seamless integration of its two mutually supportive and interdependent businesses – its Pier 1 Imports stores and its website, Pier1.com. Since the launch of Pier1.com last July, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. In addition, the Company will be executing major website upgrades this summer, which are intended to significantly enhance the customer experience. The rollout of the Company’s point-of-sale system is near completion. Once it is complete, the Company expects to begin the integration process between e-Commerce and the stores, which is an important component of the 1 Pier 1 strategy.

Net sales for the first quarter of fiscal 2014 increased 9.3% and comparable store sales for the period increased 5.9%. The difference between the total sales and comparable store sales growth is primarily attributable to stores opened during fiscal 2013 and 2014, which are excluded from the comparable store sales calculation, and direct-to-customer sales. The comparable store sales increases were primarily attributable to increases in store traffic and average ticket versus last year. Sales per retail square foot were $201 for the trailing twelve months ended June 1, 2013, up from $187 for the trailing twelve months

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

ended May 26, 2012. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior in-store experience, and enhanced e-commerce experience.

For the first quarter of fiscal 2014, gross profit was 42.4% as a percentage of sales, compared to 41.6% during the same period last year, an improvement of 80 basis points. The year-over-year improvement was primarily due to the leveraging of store occupancy, as well as strong full-priced selling during the quarter.

Operating income for the first quarter of fiscal 2014 was $33.2 million or 8.4% of sales, compared to $27.4 million or 7.6% of sales for the same period in the prior year. Net income in the first quarter was $20.3 million, or $0.19 per share, compared to $17.8 million, or $0.16 per share during the same period last year.

During the first quarter of fiscal 2014, the Company utilized $14.1 million for capital expenditures, which included $9.3 million for the opening of six new stores, one major remodel, new merchandise fixtures and lighting, other leasehold improvements and equipment. The remaining $4.8 million in capital spending was utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2014 are expected to be approximately $75 million.

As of June 1, 2013, the Company had repurchased 727,400 shares of its common stock under the current share repurchase program at a weighted average cost of $23.36 per share for a total cost of $17.0 million, and $83.0 million remained available for repurchase under the December 2012 Board approved program. Subsequent to quarter end, the Company has utilized a total of $10.8 million to repurchase 459,600 shares of the Company’s common stock at a weighted average cost of $23.60 and as of July 5, 2013, $72.2 million remained available for repurchase under the program. During the first quarter, the Company paid a quarterly cash dividend totaling approximately $5.3 million. In addition, on July 2, 2013, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend payable on August 7, 2013 to shareholders of record on July 24, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended June 1, 2013 and May 26, 2012:

	Three Months Ended
	June 1,	May 26,
	2013	2012
Key Performance Indicators
Total sales growth	9.3%	7.9%
Comparable stores sales growth (1)	5.9%	7.2%
Gross profit as a % of sales	42.4%	41.6%
Selling, general and administrative expenses as a % of sales	31.8%	32.2%
Operating income as a % of sales	8.4%	7.6%
Net income as a % of sales	5.2%	4.9%

	June 1, 2013	May 26, 2012

Sales per average retail square foot (2)	$201	$187
Total retail square footage (in thousands)	8,383	8,288
Total retail square footage increase from the same period last year	1.1%	0.9%

(1)	Includes orders placed online for store pick-up.
(2)	Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average (excludes direct-to-customer sales).

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	June 1,	May 26,
	2013	2012
Stores	$381,340	$357,393
Other (1)	13,513	3,726

Net sales	$394,853	$361,119

(1)	Other sales consisted primarily of direct-to-customer sales, wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Net sales for the first quarter of fiscal 2014 were $394.9 million, an increase of 9.3% over last year’s first quarter net sales of $361.1 million. Comparable store sales for the quarter increased 5.9%, which was primarily the result of an increase in store traffic and average ticket over last year. The Company’s net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations contributed to a 20 basis point decrease in comparable store sales. Sales on the Pier 1 credit card comprised 27% of U.S. store sales on a trailing twelve-month basis, compared to 25.7% at the end of fiscal 2013. Sales per retail square foot were $201 for the trailing twelve months ended June 1, 2013, up from $187 for the trailing twelve months ended May 26, 2012. The store count as of June 1, 2013 was 1,065 compared to 1,054 stores at the same time last year.

The increase in sales for the three-month period was comprised of the following components (in thousands):

Net Sales
Net sales for the three months ended May 26, 2012	$361,119
Incremental sales growth (decline) from:
New stores opened during fiscal 2014	1,477
Stores opened during fiscal 2013 (1)	16,625
Comparable stores (2)	20,754
Closed stores and other	(5,122)

Net sales for the three months ended June 1, 2013	$394,853

(1)	Includes direct-to-customer sales.
(2)	Includes orders placed online for store pick-up.

A summary reconciliation of stores open at the beginning of fiscal 2014 to the number open at the end of the first quarter follows:

	United States	Canada	Total
Open at March 2, 2013	982	80	1,062
Openings	6	-	6
Closings	(3)	-	(3)

Open at June 1, 2013 (1)	985	80	1,065

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At June 1, 2013, there were 49 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Cost of Sales and Gross Profit – In the first quarter of fiscal 2014, cost of sales were 57.6% as a percentage of sales in the first quarter of fiscal 2014, compared to 58.4% of sales for the same period last year and gross profit was 42.4% of sales compared to 41.6% of sales for the same period a year ago. The year-over-year improvement was primarily due to leveraging store occupancy costs, as well as strong full-priced selling during the quarter. During the first quarter of fiscal 2014, rent expense increased in dollars compared to the same period last year primarily due to the increase in new store openings, but decreased as a percentage of sales.

Operating Expenses – Selling, general and administrative expenses for the first quarter of fiscal 2014 were $125.5 million, or 31.8% of sales, compared to $116.3 million, or 32.2% of sales for the same period last year. The 40 basis point improvement was primarily due to the leveraging of store payroll, and was slightly offset by increases in marketing expense and fixed expenses. For the quarter, marketing expenses were in line with the Company’s expectations and the increase in fixed expenses was primarily attributable to additional headcount to support e-Commerce and other strategic initiatives. Operating income for the first quarter of fiscal 2014 was $33.2 million compared to $27.4 million for last year’s first quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Nonoperating Income and Expense – During the first quarter of fiscal 2014, nonoperating expense was $0.4 million, compared to nonoperating income of $0.6 million for the same period in fiscal 2013, primarily as a result of the completion of deferred gain recognition related to transactions with the Company’s former proprietary credit card provider during the first quarter of fiscal 2013.

Income Taxes – The Company recorded an effective tax rate of 38.0% and an income tax provision of $12.5 million during the first quarter of fiscal 2014, compared to an effective tax rate of 36.4% and an income tax provision of $10.2 million during the same period last year. The increase in tax expense over the prior year was primarily due to the Company reporting increased income in fiscal 2014.

Net Income – Net income for the first quarter of fiscal 2014 was $20.3 million, or $0.19 per share, compared to $17.8 million, or $0.16 per share, for the first quarter of fiscal 2013.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2014 with $241.9 million in cash and temporary investments compared to $231.6 million at the end of fiscal 2013. The increase in cash was the result of cash provided by operating activities of $39.0 million, primarily the result of the Company’s net income and an increase in accounts payable due mainly to increased purchases to support higher sales. This increase was partially offset by cash used to support the Company’s three-year growth plan, including capital expenditures of $14.1 million, $17.0 million to repurchase shares of the Company’s stock and cash dividends of $5.3 million.

Cash Flows from Operating Activities

Operating activities provided $39.0 million of cash, primarily as a result of net income of $20.3 million and an increase in accounts payable, partially offset by increases in inventory. Inventory levels at the end of the first quarter of fiscal 2014 were $383.3 million, an increase of $49.8 million from the first quarter of fiscal 2013. The increase in inventory resulted from additional inventory to support e-Commerce sales, the broadening assortments under the special request program, and slightly larger purchases of select merchandise to support higher sales. At the end of fiscal 2014, inventory is planned to increase over last fiscal year end, in line with planned sales growth.

Cash Flows from Investing Activities

During the first quarter of fiscal 2014, investing activities used $12.7 million, compared to $13.5 million during the same period last year. Total capital expenditures during the first quarter of fiscal 2014 were $14.1 million, which included $9.3 million for the opening of six new stores, one major remodel, new merchandise fixtures and lighting, other leasehold improvements and equipment. The remaining $4.8 million in capital spending was utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2014 are expected to be approximately $75 million.

Cash Flows from Financing Activities

During the first quarter of fiscal 2014, financing activities used $16.0 million primarily related to $17.0 million for repurchases of the Company’s common stock under the Board approved share repurchase program. In addition, the Company paid $5.3 million in cash dividends. The cash outflows were partially offset by the receipt of proceeds related primarily to employee stock option exercises and the Company’s employee stock purchase plan. During the first quarter of fiscal 2013, financing activities used $51.6 million primarily related to $48.7 million for repurchases of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Lease Obligations

At the end of the first quarter, the Company’s minimum operating lease commitments remaining for fiscal 2014 were $171.3 million. The present value of total existing minimum operating lease commitments discounted at 10% was $821.7 million at the fiscal 2014 first quarter end compared to $798.7 million at the end of fiscal 2013.

Secured Credit Facility

As of June 1, 2013, the Company had no cash borrowings and approximately $41.6 million in letters of credit and bankers’ acceptances outstanding under its secured credit facility. At that time, the calculated borrowing base was $300 million, of which approximately $258.4 million was available for additional borrowings. As of the end of the first quarter of fiscal 2014, the Company was in compliance with all required covenants stated in the agreement.

On June 18, 2013, subsequent to quarter-end, the Company amended, renewed and extended its secured credit facility. The facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300 million to $350 million. The amended facility includes a $100 million accordion feature, which enables the Company to request that the facility be increased to an amount not to exceed $450 million under certain circumstances. The Company expects to continue funding its working capital requirements with cash flow from operations but may use the facility for general corporate purposes.

Share Repurchase Program

During the first three months of fiscal 2014, the Company repurchased 727,400 shares of its common stock at a weighted average cost of $23.36 per share and a total cost of approximately $17.0 million under the share repurchase program approved by the Board of Directors in December 2012. From the end of the first quarter and through July 5, 2013, the Company has repurchased an additional 459,600 shares of its common stock at a weighted average cost of $23.60 per share and a total cost of approximately $10.8 million. In total, the Company has repurchased 1,187,000 shares at a weighted average cost of $23.45 and a total cost of $27.8 million, and $72.2 million remains available for repurchase under the Company’s $100 million share repurchase program.

Dividends Payable

On July 2, 2013, subsequent to quarter end, the Board of Directors declared a $0.05 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.05 quarterly cash dividend will be paid on August 7, 2013 to shareholders of record on July 24, 2013.

Sources of Working Capital

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

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar expressions. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, its e-Commerce business, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others which may be discussed elsewhere in this report and which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

PART I

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended March 2, 2013.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 1, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of fiscal 2014, the Company implemented a new point-of-sale system in a majority of its stores. The Company followed an information systems implementation process that required significant pre-implementation planning, design and testing, and post-implementation monitoring. Based on this process and the Company’s observations, the Company does not believe that the implementation of this system had a material effect on the internal control over financial reporting for the first quarter, and that it is not likely to materially affect the internal control over financial reporting for future quarters.

PART II

Item 1.	Legal Proceedings.

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors.

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended June 1, 2013, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 3, 2013 through April 6, 2013	-	$-	-	$100,000,000
April 7, 2013 through May 4, 2013	402,055	22.55	386,900	91,277,233
May 5, 2013 through June 1, 2013	536,854	24.29	340,500	83,007,713

	938,909	$23.36	727,400	$83,007,713

(1)

Totals include 211,509 shares of the Company’s common stock acquired during the first quarter of fiscal 2014 from employees to satisfy tax w ithholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for 211,509 shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

(3)

On December 13, 2012, the Board of Directors announced a $100.0 million share repurchase program. There is no expiration date on the current program and during the period covered by the table, no determination w as made by the Company to suspend or cancel purchases under the program.

From the end of the first quarter through July 5, 2013, the Company has repurchased an additional 459,600 shares of its common stock at a weighted average cost of $23.60 per share and a total cost of $10,847,898. In total, the Company has repurchased 1,187,000 shares at a weighted average cost of $23.45 and a total cost of $27,840,185 and $72,159,815 remains available for repurchase under the current plan.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other information—Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held July 2, 2013 for the purpose of electing as directors the eight nominees named in the proxy statement to hold office until the next annual meeting of shareholders and until their successors are elected and qualified; to adopt a non-binding, advisory resolution to approve the compensation of the Company’s named executive officers as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission (“SEC”), including the Compensation Discussion and Analysis, compensation tables and narrative discussion in the proxy statement under the caption “Executive Compensation;” and to ratify the Audit Committee’s engagement of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2014. The results of the election and the votes follow:

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

Director	For	Against	Abstain	Broker Non-Votes
Claire H. Babrowski	94,964,599.7437	170,282.1661	277,474.1568	6,000,211.0000
Cheryl A. Bachelder	95,045,461.0720	88,783.8378	278,111.1568	6,000,211.0000
John H. Burgoyne	92,869,449.9814	2,283,486.9284	259,419.1568	6,000,211.0000
Hamish A. Dodds	94,933,930.3711	195,493.6329	282,932.0626	6,000,211.0000
Brendan L. Hoffman	93,227,146.7437	1,908,657.1661	276,552.1568	6,000,211.0000
Terry E. London	93,254,163.0720	1,902,192.8378	256,000.1568	6,000,211.0000
Alexander W. Smith	95,046,821.7911	109,906.9612	255,627.3143	6,000,211.0000
Cece Smith	94,899,348.8296	252,426.0802	260,581.1568	6,000,211.0000

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

For	Against	Abstain	Broker Non-Votes
64,663,307.5136	29,286,630.5646	1,462,417.9884	6,000,211.0000

Ratification of the Audit Committee’s engagement of Ernst & Young LLP as Pier 1 Imports’ independent registered public accounting firm for fiscal 2014. The affirmative vote of a majority of the shares of common stock present in person or represented by proxy at the annual meeting and entitled to vote on the matter is required to ratify the engagement.

For	Against	Abstain	Broker Non-Votes
99,340,185.2081	1,778,495.0000	293,886.8585	N/A

6.	Exhibits.

The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits filed or furnished with this quarterly report as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: July 9, 2013	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: July 9, 2013	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President
and Chief Financial Officer

Date: July 9, 2013	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

10.1*	Fourth Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated May 1, 2013.

10.2*	First Amendment to Amended and Restated Credit Agreement, dated June 18, 2013, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, the lenders party thereto, and the facility guarantors party thereto.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.