Form 10-Q
period 2013-08-31
PIER 1 IMPORTS INC/DE
filed 2013-10-09
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 3, 2013, there were outstanding 103,756,547 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012
Net sales	$395,641	$367,615	$790,495	$728,734
Cost of sales	234,342	216,066	461,598	426,911

Gross profit	161,299	151,549	328,897	301,823
Selling, general and administrative expenses	122,609	112,021	248,079	228,351
Depreciation and amortization	9,629	7,214	18,542	13,745

Operating income	29,061	32,314	62,276	59,727
Nonoperating expenses and (income):
Interest, investment income and other	(272)	(443)	(624)	(1,871)
Interest expense (income)	569	(2,107)	1,318	(1,293)

	297	(2,550)	694	(3,164)

Income before income taxes	28,764	34,864	61,582	62,891
Income tax provision	10,930	8,633	23,401	18,835

Net income	$17,834	$26,231	$38,181	$44,056

Earnings per share:
Basic	$0.17	$0.25	$0.36	$0.41

Diluted	$0.17	$0.24	$0.35	$0.40

Dividends declared per share:	$0.05	$0.04	$0.10	$0.08

Average shares outstanding during period:
Basic	105,745	105,786	105,867	107,192

Diluted	107,249	107,447	107,819	109,154

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012
Net income	$17,834	$26,231	$38,181	$44,056
Other comprehensive income (loss)
Foreign currency translation adjustments	(637)	1,375	(1,087)	295
Pension adjustments	464	4	929	491

Other comprehensive income (loss), net of tax	(173)	1,379	(158)	786

Comprehensive income	$17,661	$27,610	$38,023	$44,842

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 31,	March 2,	August 25,
	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $83,184, $191,568 and $75,536, respectively	$124,853	$231,556	$115,138
Accounts receivable, net	22,205	22,309	21,736
Inventories	444,661	356,053	420,801
Prepaid expenses and other current assets	56,364	49,016	24,799

Total current assets	648,083	658,934	582,474
Properties, net of accumulated depreciation of $415,913, $483,067 and $473,431, respectively	171,023	150,615	125,659
Other noncurrent assets	47,157	47,666	71,714

	$866,263	$857,215	$779,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,067	$58,701	$91,430
Gift cards and other deferred revenue	53,109	51,740	48,544
Accrued income taxes payable	6,984	25,249	10,859
Other accrued liabilities	101,454	112,437	98,882

Total current liabilities	264,614	248,127	249,715
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	66,921	62,457	60,647

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	228,521	233,518	229,002
Retained earnings	601,866	574,206	498,248
Cumulative other comprehensive loss	(4,986)	(4,828)	(3,687)
Less — 19,601,000, 18,906,000 and 19,244,000 common shares in treasury, at cost, respectively	(300,298)	(265,890)	(263,703)

	525,228	537,131	459,985
Commitments and contingencies	-	-	-

	$866,263	$857,215	$779,847

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 31, 2013	August 25, 2012
Cash flow from operating activities:
Net income	$38,181	$44,056
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	21,944	17,649
Stock-based compensation expense	7,271	5,989
Deferred compensation	3,840	3,312
Amortization of deferred gains	(1,464)	(5,461)
Change in reserve for uncertain tax positions	648	(7,352)
Other	796	(1,807)
Changes in cash from:
Inventories	(88,608)	(98,319)
Proprietary credit card receivables	(2,039)	(2,130)
Prepaid expenses and other assets	(7,054)	(6,680)
Accounts payable and accrued expenses	34,479	11,476
Accrued income taxes payable, net of payments	(18,435)	(9,546)

Net cash used in operating activities	(10,441)	(48,813)

Cash flow from investing activities:
Capital expenditures	(42,022)	(37,858)
Proceeds from disposition of properties	4,298	38
Proceeds from sale of restricted investments	425	1,176
Purchase of restricted investments	(2,154)	(2,784)

Net cash used in investing activities	(39,453)	(39,428)

Cash flow from financing activities:
Cash dividends	(10,521)	(8,559)
Purchases of treasury stock	(59,639)	(79,281)
Proceeds from stock options exercised, stock purchase plan and other, net	14,485	3,351
Debt issuance costs	(1,134)	-

Net cash used in financing activities	(56,809)	(84,489)

Change in cash and cash equivalents	(106,703)	(172,730)
Cash and cash equivalents at beginning of period	231,556	287,868

Cash and cash equivalents at end of period	$124,853	$115,138

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2013

(in thousands)

(unaudited)

				Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Common Stock
	Outstanding Stock	Amount	Paid-in Capital

Balance March 2, 2013	106,326	$125	$233,518	$574,206	$(4,828)	$(265,890)	$537,131
Net income	-	-	-	38,181	-	-	38,181
Other comprehensive income (loss)	-	-	-	-	(158)	-	(158)
Purchases of treasury stock	(2,594)	-	-	-	-	(59,639)	(59,639)
Stock-based compensation	718	-	(2,817)	-	-	10,088	7,271
Exercise of stock options, stock purchase plan, and other	1,181	-	(2,180)	-	-	15,143	12,963
Cash dividends ($0.10 per share)	-	-	-	(10,521)	-	-	(10,521)

Balance August 31, 2013	105,631	$125	$228,521	$601,866	$(4,986)	$(300,298)	$525,228

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND AUGUST 25, 2012

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and all its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2013. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and six months ended August 31, 2013 and August 25, 2012 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 31, 2013, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were no stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three and six months ended August 31, 2013, respectively. There were 2,178,000 and 2,180,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three and six months ended August 25, 2012, respectively. Earnings per share for the three and six months ended August 31, 2013 and August 25, 2012 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Net income, basic and diluted	$17,834	$26,231	$38,181	$44,056

Weighted average shares outstanding during period:
Basic	105,745	105,786	105,867	107,192
Effect of dilutive stock options	913	1,287	1,138	1,333
Effect of dilutive restricted stock	591	374	814	629

Diluted	107,249	107,447	107,819	109,154

Earnings per share:
Basic	$0.17	$0.25	$0.36	$0.41

Diluted	$0.17	$0.24	$0.35	$0.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Stock-based compensation

For the three and six months ended August 31, 2013, the Company recorded stock-based compensation expense primarily related to restricted stock expense of $3,201,000 and $7,217,000, respectively. For the three and six months ended August 25, 2012, the Company recorded stock-based compensation expense primarily related restricted stock expense of $3,056,000 and $5,852,000, respectively. As of August 31, 2013 there was approximately $18,665,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.1 years, if certain performance targets are achieved.

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and six months ended August 31, 2013 and August 25, 2012 are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended		Six Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Components of net periodic benefits cost:
Service cost	$364	$338	$728	$677
Interest cost	191	186	382	373
Amortization of unrecognized prior service costs	103	103	205	205
Amortization of net actuarial loss	348	350	696	698
Settlement	-	(488)	-	(488)

Net periodic benefit cost	$1,006	$489	$2,011	$1,465

Note 4 – Secured credit facility

On June 18, 2013, the Company amended, renewed and extended its secured credit facility (“Credit Facility”). The Credit Facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300,000,000 to $350,000,000. The Credit Facility continues to be secured by the Company’s merchandise inventory and credit card receivables. As of August 31, 2013, the Company had no borrowings and approximately $40,066,000 in letters of credit and bankers’ acceptances outstanding.

Credit extensions under the Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $350,000,000 as of August 31, 2013. At the Company’s option, borrowings will bear interest at either (a) the adjusted LIBOR rate plus a spread varying from 125 to 175 basis points per annum, depending on the amount then borrowed under the Credit Facility, or (b) the prime rate plus a spread varying from 25 to 75 basis points per annum, depending on the amount then

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

borrowed under the Credit Facility. Provided that there is no default and no default would occur as a result thereof, the Company may request that the Credit Facility be increased to an amount not to exceed $450,000,000. Under the terms of the Credit Facility, the Company agrees to pay a fee on the unused portion of the Credit Facility at a rate of 25 basis points per annum. In addition, the Company will pay letter of credit fronting fees and fees on the amount of letters of credit outstanding. The amendment did not result in any other significant changes to the Credit Facility.

Note 5 – Income taxes

During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of $5,857,000 during the second quarter of fiscal 2013. In addition, the Company reversed $2,757,000 of accrued interest related to these uncertain tax positions during the second quarter of fiscal 2013.

Note 6 – New accounting pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends current comprehensive income guidance. This accounting update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. This guidance was effective for the Company beginning in the first quarter of fiscal 2014 and the required disclosure is included in Note 3 – Defined benefit plans.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and six months ended August 31, 2013 and August 25, 2012 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of August 31, 2013, the Company operated 1,066 stores in the United States and Canada.

In April 2012, the Company announced a three-year growth plan designed to drive profitable top and bottom-line growth, expand market share, and increase shareholder value as the Company continues evolving into a omni-channel retailer. The plan includes investing $200 million in capital over a three-year period through initiatives which include building a best-in-class e-Commerce platform; strengthening the Company’s infrastructure through investments in technology, processes and systems; and improving the Company’s store portfolio through refurbishments, remodels, new store openings and strategic relocations. The plan also includes returning value to shareholders through share repurchases and quarterly cash dividends. In conjunction with the three-year growth plan, the Company established financial targets which include achieving sales per retail square foot of $225 and operating margins of at least 12% of sales by the end of fiscal 2015. The Company expects an online sales contribution of at least 10% of total revenues by the end of fiscal 2016. During the second quarter of fiscal 2014, the Company continued implementation of its plan through a number of strategic projects. The Company believes these projects provide the foundation and building blocks for long-term success.

The Company is making advancements in expanding its omni-channel strategy and executing its ‘1 Pier 1’ vision. One of the key areas of focus is an expected seamless integration of its two mutually supportive and interdependent businesses – its Pier 1 Imports stores and its website, Pier1.com. Since the launch of Pier1.com during July of fiscal 2013, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. In addition, the Company executed website upgrades during the second quarter of fiscal 2014, which continue to enhance the customer experience and interaction with the brand. The rollout of the Company’s new point-of-sale system was completed during the second quarter, and the Company has begun the integration process between e-Commerce and the stores, which is an important component of the ‘1 Pier 1’ strategy.

Net sales for the second quarter of fiscal 2014 increased 7.6% and comparable store sales for the period increased 3.5%. The difference between the total sales and comparable store sales growth is primarily attributable to stores opened during fiscal 2013 and 2014, which are excluded from the comparable store sales calculation, and direct-to-customer sales. Sales per retail square foot were $202 for the trailing twelve months ended August 31, 2013, up from $190 for the trailing twelve months ended August 25,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

2012. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior in-store experience, and enhanced e-Commerce experience.

For the second quarter of fiscal 2014, gross profit was 40.8% of sales, compared to 41.2% during the same period last year, a decline of 40 basis points. The year-over-year decline was primarily due to increased promotional activity and clearance markdowns partially offset by the leveraging of store occupancy. Operating income for the second quarter of fiscal 2014 was $29.1 million, or 7.3% of sales, compared to $32.3 million, or 8.8% of sales, for the same period in the prior year.

During the first six months of fiscal 2014, the Company utilized $42.0 million for capital expenditures, which included approximately $23.7 million for the opening of 14 new stores, three major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The remaining capital expenditures were utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2014 are expected to be approximately $75 million.

During the first six months of fiscal 2014, the Company repurchased 2,594,200 shares of its common stock under the December 2012 Board-approved program at a weighted average cost of $22.99 per share for a total cost of $59.6 million. Subsequent to quarter end, the Company completed the December 2012 Board-approved program and utilized a total of $40.4 million to repurchase 1,931,605 shares of the Company’s common stock at a weighted average cost of $20.90 per share. In total, the Company repurchased 4,525,805 shares of its common stock at a weighted average cost of $22.10 per share and a total cost of $100.0 million under the December 2012 program. During the first half of fiscal 2014, the Company paid quarterly cash dividends totaling approximately $10.5 million. In addition, on September 27, 2013, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend payable on November 6, 2013 to shareholders of record on October 23, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended August 31, 2013 and August 25, 2012:

	Three Months Ended		Six Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012
Key Performance Indicators
Total sales growth	7.6%	8.3%	8.5%	8.1%
Comparable stores sales growth (1)	3.5%	6.7%	4.7%	7.0%
Gross profit as a % of sales	40.8%	41.2%	41.6%	41.4%
Selling, general and administrative expenses as a % of sales	31.0%	30.5%	31.4%	31.3%
EBITDA (2)	$38.8	$39.8	$81.1	$75.0
Operating income as a % of sales	7.3%	8.8%	7.9%	8.2%
Net income as a % of sales	4.5%	7.1%	4.8%	6.0%

	For the period ended
	August 31,	August 25,
	2013	2012
Sales per average retail square foot (3)	$202	$190
Total retail square footage (in thousands)	8,392	8,323
Total retail square footage increase from the same period last year	0.8%	1.3%

(1)	Includes orders placed online for store pick-up.
(2)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Non-GAAP Financial Measures.
(3)

Sales per average retail square foot is calculated using a rolling 12-month total of store sales over a 13-month retail square footage weighted average (includes orders place online for store pick-up but excludes direct-to-customer sales).

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012
Stores	$380,389	$363,555	$761,729	$720,948
Other (1)	15,252	4,060	28,766	7,786

Net sales	$395,641	$367,615	$790,495	$728,734

(1)	Other sales consisted primarily of direct-to-customer sales, wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the second quarter of fiscal 2014 were $395.6 million, an increase of 7.6%, over last year’s second quarter net sales of $367.6 million. Comparable store sales for the quarter increased 3.5%, which was primarily the result of an increase in conversion and average ticket over the same period last year, partially offset by a decline in traffic during the month of July. Net sales during the year-to-date period increased $61.8 million, or 8.5%, to $790.5 million when compared to the same period last year, primarily as a result of an increase in average ticket. Comparable store sales increased 4.7% for the first six months of fiscal 2014. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations offset the increase in comparable store sales by approximately 30 basis points for the quarter and 20 basis points for the year-to-date period. Sales on the Pier 1 credit card comprised 28.0% of U.S. store sales for the trailing twelve months ended August 31, 2013, compared to 25.7% at the end of fiscal 2013. Sales per retail square foot were $202 for the trailing twelve months ended August 31, 2013, up from $190 for the trailing twelve months ended August 25, 2012. Total store count as of August 31, 2013 was 1,066 compared to 1,058 stores a year ago.

The increase in sales for the six-month period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 25, 2012	$728,734
Incremental sales growth (decline) from:
New stores opened during fiscal 2014	5,909
Stores opened during fiscal 2013 (1)	32,760
Comparable stores (2)	33,047
Closed stores and other	(9,955)

Net sales for the six months ended August 31, 2013	$790,495

(1)	Includes incremental sales of $19,740 from direct-to-customer sales.
(2)	Includes orders placed online for store pick-up.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2014 to the number open at the end of the second quarter is as follows:

	United States	Canada	Total
Open at March 2, 2013	982	80	1,062
Openings	13	1	14
Closings	(10)	-	(10)

Open at August 31, 2013 (1)	985	81	1,066

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At August 31, 2013, there were 49 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Cost of Sales and Gross Profit – In the second quarter of fiscal 2014, cost of sales were 59.2% of sales, compared to 58.8% of sales for the same period last year and gross profit was 40.8% of sales, compared to 41.2% of sales for the same period a year ago. The year-over-year gross profit decline was primarily due to increased promotional activity and clearance markdowns partially offset by the leveraging of store occupancy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

For the first six months of fiscal 2014, cost of sales were 58.4% of sales, compared to 58.6% of sales for the same period last year and gross profit was 41.6% of sales, compared to 41.4% last year. The year-over-year gross profit improvement was primarily due to the leveraging of store occupancy costs. During the first six months of fiscal 2014, rent expense increased in dollars compared to the same period last year primarily due to the increase in new store openings, but decreased as a percentage of sales.

Operating Expenses – Second quarter selling, general and administrative expenses were $122.6 million, or 31.0% of sales, compared to $112.0 million, or 30.5% of sales, for the same period in fiscal 2013. The 50 basis point increase was primarily due to increases in fixed expenses partially offset by the leveraging of store payroll. For the quarter, marketing expenses were in line with the Company’s expectations and the increase in fixed expenses was primarily attributable to additional headcount to support e-Commerce and other strategic initiatives.

Year-to-date selling, general and administrative expenses were $248.1 million, or 31.4% of sales, compared to $228.4 million, or 31.3% of sales, in the same period of fiscal 2013.

Operating income for the second quarter of fiscal 2014 was $29.1 million, or 7.3% of sales, compared to $32.3 million, or 8.8% of sales, last year. For the first half of fiscal 2014, operating income totaled $62.3 million, or 7.9% of sales, compared to $59.7 million, or 8.2% of sales, for the same period last year.

Nonoperating Income and Expense – During the first six months of fiscal 2014, nonoperating expense was $0.7 million, compared to nonoperating income of $3.2 million for the same period in fiscal 2013. The decrease was the result of the completion of deferred gain recognition related to transactions with the Company’s former proprietary credit card provider during the first quarter of fiscal 2013. Additionally, in conjunction with the adjustment for uncertain income tax positions discussed below, $2.8 million of accrued interest expense was reversed during the second quarter of fiscal 2013.

Income Taxes – The Company recorded an effective tax rate of 38.0% and an income tax provision of $10.9 million during the second quarter of fiscal 2014, compared to an effective tax rate of 24.8% and an income tax provision of $8.6 million during the second quarter last year. For the first six months of fiscal 2014, the Company recorded an effective tax rate of 38.0% and an income tax provision of $23.4 million, compared to an effective tax rate of 29.9% and an income tax provision of $18.8 million during the same period last year. During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of $5.9 million during fiscal 2013.

Net Income – For the second quarter of fiscal 2014, the Company reported net income of $17.8 million, or $0.17 per share. For the second quarter of fiscal 2013 net income was $26.2 million, or $0.24 per share, which included the tax benefit and reduced accrued interest resulting from the reversal of a portion of the Company’s reserve for uncertain income tax positions, as described above. Utilizing an estimated annual effective tax rate of 35.6%, and excluding the reversal of accrued interest, fiscal 2013 second quarter adjusted net income on a non-GAAP basis was $20.7 million, or $0.19 per share compared to $0.17 per share in the second quarter of fiscal 2014 which did not have the benefit from uncertain tax positions.

For the first six months of fiscal 2014, the Company reported net income of $38.2 million, or $0.35 per share. For the same period last year, net income was $44.1 million, or $0.40 per share, which included the tax benefit and reduced accrued interest resulting from the reversal of a portion of the Company’s reserve for uncertain income tax positions, as described above. Utilizing an estimated annual effective tax rate of 35.6%, and excluding the reversal of accrued interest, adjusted net income on a non-GAAP basis was $38.7 million, or $0.35 per share, for the first six months of fiscal 2013, which was flat compared to $0.35 per share for the first six months of fiscal 2014 which did not have the benefit from uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Non-GAAP Financial Measures

The following reconciles adjusted net income and adjusted diluted earnings per share for the prior year periods that included a benefit related to uncertain tax positions.

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

EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. A reconciliation of net income to EBITDA is shown below for the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012
Net Income (GAAP)	$17.8	$26.2	$38.2	$44.1
Add Back: Income Tax Provision	10.9	8.6	23.4	18.8
Interest Expense (Income), net	0.4	(2.3)	1.0	(1.6)
Depreciation and Amortization	9.6	7.2	18.5	13.7

EBITDA (non-GAAP)	$38.8	$39.8	$81.1	$75.0

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). The Company believes that the non-GAAP financial measures included in this quarterly report allow management and investors to understand and compare the Company’s net income and earnings per share results in a more consistent manner for the periods covered by this report. The non-GAAP measures should be considered supplemental and not a substitute for the Company’s net income and earnings per share results that were reported in accordance with GAAP for the periods presented.

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2014 with $124.9 million in cash and temporary investments compared to $231.6 million at the end of fiscal 2013. The decrease was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including $42.0 million for capital expenditures, $59.6 million to repurchase shares of the Company’s common stock, and $10.5 million for cash dividends.

Cash Flows from Operating Activities

Operating activities in the first half of fiscal 2014 used $10.4 million of cash, primarily as a result of an increase in inventories partially offset by net income. Inventory levels at the end of the second quarter of fiscal 2014 were $444.7 million, an increase of $23.9 million, or 5.7%, from the second quarter of fiscal 2013 and in line with the Company’s expectations. The increase in inventories primarily resulted from additional inventory to support e-Commerce sales and the broadening of assortments under the Company’s special merchandise order program known as “Express Request”. At the end of fiscal 2014, inventory is planned to increase over last fiscal year end, in line with planned sales growth.

Cash Flows from Investing Activities

During the first six months of fiscal 2014, investing activities used $39.5 million compared to $39.4 million during the same period last year. Total capital expenditures during the first six months of fiscal 2014 were

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

$42.0 million, which included approximately $23.7 million for the opening of 14 new stores, three major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2014 are expected to be approximately $75 million.

Cash Flows from Financing Activities

During the first six months of fiscal 2014, financing activities used $56.8 million, primarily related to $59.6 million for repurchases of the Company’s common stock under the December 2012 Board-approved share repurchase program. In addition, the Company paid $10.5 million in cash dividends. These cash outflows were partially offset by the receipt of $14.5 million in proceeds related to employee stock option exercises and the Company’s employee stock purchase plan.

Lease Obligations

At the end of the second quarter of fiscal 2014, the Company’s minimum operating lease commitments remaining for fiscal 2014 were $115.2 million. The present value of total existing minimum operating lease commitments discounted at 10% was $838.8 million at the fiscal 2014 second quarter end compared to $798.7 million at the end of fiscal 2013.

Secured Credit Facility

As of August 31, 2013, the Company had no cash borrowings and approximately $40.1 million in letters of credit and bankers’ acceptances outstanding under its secured credit facility. The calculated borrowing base was $350 million, of which approximately $309.9 million was available for additional borrowings. As of the end of the second quarter of fiscal 2014, the Company was in compliance with all required covenants stated in the agreement.

On June 18, 2013, the Company amended, renewed and extended its secured credit facility. The facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300 million to $350 million. The amended facility includes a $100 million accordion feature, which enables the Company to request that the facility be increased to an amount not to exceed $450 million under certain circumstances. The Company expects to continue funding its working capital requirements with cash flow from operating activities but may use the facility for general corporate purposes.

Share Repurchase Program

During the first six months of fiscal 2014, the Company repurchased 2,594,200 shares of its common stock under the December 2012 Board-approved program at a weighted average cost of $22.99 per share for a total cost of $59.6 million. Subsequent to quarter end, the Company completed the December 2012 Board-approved program and utilized a total of $40.4 million to repurchase 1,931,605 shares of the Company’s common stock at a weighted average cost of $20.90 per share. In total, the Company repurchased 4,525,805 shares of its common stock at a weighted average cost of $22.10 per share and a total cost of $100.0 million under the December 2012 program.

Dividends Payable

On September 27, 2013, subsequent to quarter end, the Board of Directors declared a $0.05 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.05 quarterly cash dividend will be paid on November 6, 2013 to shareholders of record on October 23, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances, and if required, borrowings against lines of credit. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements, share repurchases and cash dividends.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with the use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar words and phrases. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and store operations strategies, its planned e-Commerce business, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes and its e-Commerce operations, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others which may be discussed elsewhere in this report and which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013, as filed with the Securities and Exchange Commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 31, 2013, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun 2, 2013 through Jul 6, 2013	459,600	$23.60	459,600	$72,159,815
Jul 7, 2013 through Aug 3, 2013	405,200	23.65	405,200	62,577,898
Aug 4, 2013 through Aug 31, 2013	1,002,000	22.17	1,002,000	40,361,046

	1,866,800	$22.84	1,866,800	$40,361,046

(1)

On September 30, 2013, subsequent to quarter end, the Company completed its $100.0 million share repurchase program, which was announced in December of 2012. Under this program, the Company repurchased a total of 4,525,805 shares at a weighted average cost of $22.10 per share for a total cost of approximately $100.0 million.

During the second quarter of fiscal 2014, the Company did not acquire any shares of the Company’s common stock from employees to satisfy obligations that arose through equity compensation awards pursuant to approved plans.

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

PIER 1 IMPORTS, INC. (Registrant)

Date: October 9, 2013	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: October 9, 2013	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President
and Chief Financial Officer

Date: October 9, 2013	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Submitted electronically with this Quarterly Report.