Form 10-Q
period 2013-11-30
PIER 1 IMPORTS INC/DE
filed 2014-01-08
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 3, 2014, there were outstanding 102,748,406 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,	November 24,	November 30,	November 24,
	2013	2012	2013	2012
Net sales	$465,462	$424,527	$1,255,957	$1,153,260
Cost of sales	263,232	238,268	724,830	665,179

Gross profit	202,230	186,259	531,127	488,081
Selling, general and administrative expenses	149,217	139,244	397,296	367,596
Depreciation and amortization	9,919	8,192	28,461	21,936

Operating income	43,094	38,823	105,370	98,549
Nonoperating expenses and (income):
Interest, investment income and other	(592)	(298)	(1,216)	(2,169)
Interest expense (income)	528	664	1,846	(629)

	(64)	366	630	(2,798)

Income before income taxes	43,158	38,457	104,740	101,347
Income tax provision	16,400	14,772	39,801	33,607

Net income	$26,758	$23,685	$64,939	$67,740

Earnings per share:
Basic	$0.26	$0.22	$0.62	$0.64

Diluted	$0.26	$0.22	$0.61	$0.62

Dividends declared per share:	$0.05	$0.04	$0.15	$0.12

Average shares outstanding during period:
Basic	103,319	105,419	105,018	106,601

Diluted	104,716	107,308	106,942	108,502

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,	November 24,	November 30,	November 24,
	2013	2012	2013	2012
Net income	$26,758	$23,685	$64,939	$67,740
Other comprehensive income (loss):
Foreign currency translation adjustments	(361)	(21)	(1,448)	274
Pension adjustments	464	494	1,393	985

Other comprehensive income (loss), net of tax	103	473	(55)	1,259

Comprehensive income	$26,861	$24,158	$64,884	$68,999

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 30,	March 2,	November 24,
	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $120,222, $191,568 and $97,064, respectively	$128,205	$231,556	$120,788
Accounts receivable, net	36,557	22,309	34,979
Inventories	429,069	356,053	417,547
Prepaid expenses and other current assets	51,625	49,016	25,417

Total current assets	645,456	658,934	598,731
Properties, net of accumulated depreciation of $418,167, $483,067 and $476,403, respectively	176,816	150,615	136,736
Other noncurrent assets	50,043	47,666	71,963

	$872,315	$857,215	$807,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,143	$58,701	$73,923
Gift cards and other deferred revenue	55,490	51,740	47,800
Accrued income taxes payable	18,020	25,249	16,689
Other accrued liabilities	114,455	112,437	114,628

Total current liabilities	293,108	248,127	253,040
Long-term debt	9,500	9,500	9,500
Other noncurrent liabilities	70,717	62,457	60,440

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	231,316	233,518	231,234
Retained earnings	623,512	574,206	517,732
Cumulative other comprehensive loss	(4,883)	(4,828)	(3,214)
Less — 21,956,000, 18,906,000 and 18,861,000 common shares in treasury, at cost, respectively	(351,080)	(265,890)	(261,427)

	498,990	537,131	484,450
Commitments and contingencies	-	-	-

	$872,315	$857,215	$807,430

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 30, 2013	November 24, 2012
Cash flow from operating activities:
Net income	$64,939	$67,740
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	33,598	27,537
Stock-based compensation expense	10,267	9,141
Deferred compensation	5,372	4,767
Amortization of deferred gains	(2,286)	(6,198)
Change in reserve for uncertain tax positions	860	(7,266)
Other	(582)	(1,495)
Changes in cash from:
Inventories	(73,016)	(95,065)
Proprietary credit card receivables	(7,441)	(7,653)
Prepaid expenses and other assets	(14,829)	(16,424)
Accounts payable and accrued expenses	51,671	8,401
Accrued income taxes payable, net of payments	(7,391)	(3,716)

Net cash provided by (used in) operating activities	61,162	(20,231)

Cash flow from investing activities:
Capital expenditures	(60,590)	(57,741)
Proceeds from disposition of properties	11,055	165
Proceeds from sale of restricted investments	507	1,238
Purchase of restricted investments	(2,566)	(3,178)

Net cash used in investing activities	(51,594)	(59,516)

Cash flow from financing activities:
Cash dividends	(15,633)	(12,759)
Purchases of treasury stock	(114,025)	(89,747)
Proceeds from stock options exercised, stock purchase plan and other, net	17,888	15,173
Debt issuance costs	(1,149)	-

Net cash used in financing activities	(112,919)	(87,333)

Change in cash and cash equivalents	(103,351)	(167,080)
Cash and cash equivalents at beginning of period	231,556	287,868

Cash and cash equivalents at end of period	$128,205	$120,788

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013

(in thousands)

(unaudited)

			Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Common Stock
	Outstanding Stock	Amount

Balance March 2, 2013	106,326	$125	$233,518	$574,206	$(4,828)	$(265,890)	$537,131
Net income	-	-	-	64,939	-	-	64,939
Other comprehensive income (loss)	-	-	-	-	(55)	-	(55)
Purchases of treasury stock	(5,176)	-	-	-	-	(114,025)	(114,025)
Stock-based compensation	704	-	337	-	-	9,930	10,267
Exercise of stock options, stock purchase plan, and other	1,422	-	(2,539)	-	-	18,905	16,366
Cash dividends ($0.15 per share)	-	-	-	(15,633)	-	-	(15,633)

Balance November 30, 2013	103,276	$125	$231,316	$623,512	$(4,883)	$(351,080)	$498,990

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013

AND NOVEMBER 24, 2012

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2013. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and nine months ended November 30, 2013 and November 24, 2012 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 30, 2013, the Company had no financial instruments with fair market values that were materially different from their carrying values.

Note 1 – Earnings per share

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. There were 13,000 and 7,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three and nine months ended November 30, 2013, respectively. There were 328,000 and 1,067,000 stock options outstanding with exercise prices greater than the average market price of the Company’s common shares for the three and nine months ended November 24, 2012, respectively. Earnings per share for the three and nine months ended November 30, 2013 and November 24, 2012 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Net income, basic and diluted	$26,758	$23,685	$64,939	$67,740

Weighted average shares outstanding during period:
Basic	103,319	105,419	105,018	106,601
Effect of dilutive stock options	788	1,332	1,094	1,289
Effect of dilutive restricted stock	609	557	830	612

Diluted	104,716	107,308	106,942	108,502

Earnings per share:
Basic	$0.26	$0.22	$0.62	$0.64

Diluted	$0.26	$0.22	$0.61	$0.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Stock-based compensation

For the three and nine months ended November 30, 2013, the Company recorded stock-based compensation expense primarily related to restricted stock expense of $2,977,000 and $10,194,000, respectively. For the three and nine months ended November 24, 2012, the Company recorded stock-based compensation expense primarily related to restricted stock expense of $3,134,000 and $8,986,000, respectively. As of November 30, 2013, there was approximately $15,615,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 1.9 years, if certain performance targets are achieved.

Note 3 – Defined benefit plans

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that, upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods.

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit costs for the three and nine months ended November 30, 2013 and November 24, 2012 are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Components of net periodic benefits cost:
Service cost	$364	$338	$1,092	$1,015
Interest cost	192	184	574	557
Amortization of unrecognized prior service costs	102	102	307	307
Amortization of net actuarial loss	348	355	1,044	1,053
Settlement	-	-	-	(488)

Net periodic benefit cost	$1,006	$979	$3,017	$2,444

Note 4 – Secured credit facility

On June 18, 2013, the Company amended, renewed and extended its secured credit facility (“Credit Facility”). The Credit Facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300,000,000 to $350,000,000. The Credit Facility is secured by the Company’s merchandise inventory and credit card receivables. As of November 30, 2013, the Company had no cash borrowings and approximately $37,613,000 in letters of credit and bankers’ acceptances outstanding, and $312,387,000 remained available for cash borrowings.

Credit extensions under the Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $350,000,000 as of November 30, 2013. At the Company’s option, borrowings will bear interest at either (a) the adjusted LIBOR rate plus a spread varying from 125 to 175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

basis points per annum, depending on the amount then borrowed under the Credit Facility, or (b) the prime rate plus a spread varying from 25 to 75 basis points per annum, depending on the amount then borrowed under the Credit Facility. Provided that there is no default and no default would occur as a result thereof, the Company may request that the Credit Facility be increased to an amount not to exceed $450,000,000. Under the terms of the Credit Facility, the Company agrees to pay a fee on the unused portion of the Credit Facility at a rate of 25 basis points per annum. In addition, the Company pays letter of credit fronting fees and fees on the amount of letters of credit outstanding. The amendment did not result in any other significant changes to the Credit Facility.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is one of North America’s largest specialty retailers of imported decorative home furnishings and gifts. The Company directly imports merchandise from many countries and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and nine months ended November 30, 2013 and November 24, 2012 are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of November 30, 2013, the Company operated 1,074 stores in the United States and Canada.

In April 2012, the Company announced a three-year growth plan designed to drive profitable top- and bottom-line growth, expand market share and increase shareholder value as the Company continues evolving into a omni-channel retailer. The plan includes investing $200 million in capital expenditures over a three-year period through initiatives that include building a best-in-class e-Commerce platform; strengthening the Company’s infrastructure through investments in technology, processes and systems; and improving the Company’s store portfolio through refurbishments, remodels, new store openings and strategic relocations. The plan also includes returning value to shareholders through share repurchases and quarterly cash dividends. In conjunction with the three-year growth plan, the Company established financial targets that include achieving sales per retail square foot of $225 and operating margins of at least 12% of sales by the end of fiscal 2015. The Company expects an online sales contribution of at least 10% of total revenues by the end of fiscal 2016. During the third quarter of fiscal 2014, the Company continued implementation of its plan through a number of strategic projects. The Company believes these projects provide the foundation and building blocks for long-term success.

The Company is making advancements in expanding its omni-channel strategy and executing its ‘1 Pier 1’ vision. One of the key areas of focus is an expected seamless integration of the Company’s increasingly interconnected businesses – its Pier 1 Imports stores and its website, Pier1.com. Since the launch of Pier1.com during July of fiscal 2013, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. In addition, the Company executed website upgrades during fiscal 2014, which continue to enhance the customer experience and improve back-office systems. The rollout of the Company’s new point-of-sale system was completed during the second quarter of fiscal 2014.

Net sales for the third quarter of fiscal 2014 increased 9.6% and comparable store sales for the period increased 6.9%. The difference between the total sales and comparable store sales growth is primarily attributable to stores opened during fiscal 2013 and 2014, which are excluded from the comparable store sales calculation, and direct-to-customer sales. Sales per retail square foot were $205 for the trailing twelve months ended November 30, 2013, up from $194 for the trailing twelve months ended November 24, 2012. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior in-store experience and enhanced e-Commerce experience.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

For the third quarter of fiscal 2014, gross profit was 43.4% of sales, compared to 43.9% during the same period last year, a decline of 50 basis points. Operating income for the third quarter of fiscal 2014 was $43.1 million, or 9.3% of sales, compared to $38.8 million, or 9.1% of sales, for the same period in the prior year.

During the first nine months of fiscal 2014, the Company utilized $60.6 million for capital expenditures, which included approximately $36.8 million for the opening of 24 new stores, five major remodels, new merchandise fixtures and lighting in numerous existing stores, and other leasehold improvements and equipment. The remaining capital expenditures were utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2014 are expected to be approximately $75 million.

During the first nine months of fiscal 2014, the Company repurchased 5,175,805 shares of its common stock at a weighted average cost of $22.03 per share for a total cost of $114.0 million. Of this amount, the Company utilized $100.0 million to repurchase 4,525,805 shares of its common stock at a weighted average cost of $22.10 per share under the $100 million December 2012 Board-approved program, which was completed on September 30, 2013. On October 18, 2013, the Company announced that its Board of Directors authorized a new $200 million share repurchase program. The Company repurchased 650,000 shares of its common stock under this program during the third quarter of fiscal 2014 at a weighted average cost of $21.58 per share for a total cost of $14.0 million. From the end of the quarter through January 3, 2014, under the $200 million program the Company has utilized a total of $12.6 million to repurchase 575,000 shares of the Company’s common stock at a weighted average cost of $21.95, and $173.4 million remained available for repurchase of the Company’s stock under the October 2013 Board-approved program. During the first nine months of fiscal 2014, the Company paid quarterly cash dividends totaling approximately $15.6 million. In addition, on December 19, 2013, the Company announced that its Board of Directors declared a $0.06 per share quarterly cash dividend, which reflects a 20% increase from the previous quarterly cash dividend, payable on February 5, 2014, to shareholders of record on January 22, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and nine months ended November 30, 2013 and November 24, 2012:

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Key Performance Indicators
Total sales growth	9.6%	10.9%	8.9%	9.1%
Comparable stores sales growth (1)	6.9%	7.9%	5.5%	7.3%
Gross profit as a % of sales	43.4%	43.9%	42.3%	42.3%
Selling, general and administrative expenses as a % of sales	32.1%	32.8%	31.6%	31.9%
EBITDA (2)	$53.4	$47.2	$134.5	$122.1
Operating income as a % of sales	9.3%	9.1%	8.4%	8.5%
Net income as a % of sales	5.7%	5.6%	5.2%	5.9%

	For the period ended
	November 30, 2013	November 24, 2012
Sales per average retail square foot (3)	$205	$194
Total retail square footage (in thousands)	8,462	8,348
Total retail square footage increase from the same period last year	1.4%	0.8%

(1)	Includes orders placed online for store pick-up.
(2)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Non-GAAP Financial Measures .
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

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery service revenues and wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 24,	November 30,	November 24,
	2013	2012	2013	2012
Stores	$447,490	$414,787	$1,209,219	$1,135,735
Other (1)	17,972	9,740	46,738	17,525

Net sales	$465,462	$424,527	$1,255,957	$1,153,260

(1)	Other sales consisted primarily of direct-to-customer sales, wholesale sales and royalties received from Grupo Sanborns, S.A. de C.V., and gift card breakage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the third quarter of fiscal 2014 were $465.5 million, an increase of 9.6%, over last year’s third quarter net sales of $424.5 million. Comparable store sales for the quarter increased 6.9%, which was primarily the result of an increase in conversion and average ticket over the same period last year. Net sales during the year-to-date period increased $102.7 million, or 8.9%, to $1.256 billion when compared to the same period last year, primarily as a result of an increase in average ticket. Comparable store sales increased 5.5% for the first nine months of fiscal 2014. The Company’s e-Commerce sales accounted for 4.2% and 3.5% of net sales for the three and nine month periods ended November 30, 2013, respectively. These sales are comprised of both customer orders placed online which were shipped directly to the customer from its fulfillment center (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”). The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations offset the increase in comparable store sales by approximately 40 basis points for the quarter and 30 basis points for the year-to-date period. The Company’s proprietary credit card program provides both economic and strategic benefits. Sales on the Pier 1 credit card comprised 29.1% of U.S. store sales for the trailing twelve months ended November 30, 2013, compared to 25.7% for fiscal 2013. Sales per retail square foot were $205 for the trailing twelve months ended November 30, 2013, up from $194 for the trailing twelve months ended November 24, 2012. Total store count as of November 30, 2013, was 1,074 compared to 1,061 stores a year ago.

The increase in sales for the nine-month period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 24, 2012	$1,153,260
Incremental sales growth (decline) from:
New stores opened during fiscal 2014	14,809
Stores opened during fiscal 2013 (1)	46,746
Comparable stores (2)	61,108
Closed stores and other	(19,966)

Net sales for the nine months ended November 30, 2013	$1,255,957

(1)	Includes incremental sales of $30,808 from direct-to-customer sales.
(2)	Includes orders placed online for store pick-up.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2014 to the number open at the end of the third quarter is as follows:

	United States	Canada	Total
Open at March 2, 2013	982	80	1,062
Openings	23	1	24
Closings	(12)	-	(12)

Open at November 30, 2013 (1)	993	81	1,074

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, S.A. de C.V., which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 30, 2013, there were 49 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Cost of Sales and Gross Profit – In the third quarter of fiscal 2014, cost of sales were 56.6% of sales, compared to 56.1% of sales for the same period last year and gross profit was 43.4% of sales, compared to 43.9% of sales for the same period a year ago. The year-over-year gross profit decline as a percentage of sales was primarily

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

due to a slightly higher promotional cadence versus last year and increased sales through the direct-to-customer channel, which have a reduced merchandise margin as compared to stores. These declines were partially offset by the leveraging of store occupancy costs during the quarter.

For the first nine months of fiscal 2014 and fiscal 2013, cost of sales as a percentage of sales remained constant at 57.7%. Year-to-date gross profit was 42.3% of sales, consistent with the same period last year.

Operating Expenses – Third quarter selling, general and administrative expenses were $149.2 million, or 32.1% of sales, compared to $139.2 million, or 32.8% of sales, for the same period in fiscal 2013. The 70 basis point decrease was primarily due to leveraging of store payroll and marketing expenses during the quarter. Fixed expenses increased primarily as a result of the investment in additional headcount to scale the e-Commerce business and expand the Company’s organizational capabilities in support of the ‘1 Pier 1’ vision while remaining flat as a percentage of sales.

Year-to-date selling, general and administrative expenses were $397.3 million, or 31.6% of sales, compared to $367.6 million, or 31.9% of sales, in the same period of fiscal 2013.

Operating income for the third quarter of fiscal 2014 was $43.1 million, or 9.3% of sales, compared to $38.8 million, or 9.1% of sales, last year. For the first nine months of fiscal 2014, operating income totaled $105.4 million, or 8.4% of sales, compared to $98.5 million, or 8.5% of sales, for the same period last year.

Nonoperating Income and Expense – During the first nine months of fiscal 2014, nonoperating expense was $0.6 million, compared to nonoperating income of $2.8 million for the same period in fiscal 2013. The decrease was the result of the completion of deferred gain recognition related to transactions with the Company’s former proprietary credit card provider during the first quarter of fiscal 2013. Additionally, in conjunction with the adjustment for uncertain income tax positions discussed below, $2.8 million of accrued interest expense was reversed during the second quarter of fiscal 2013.

Income Taxes – The Company recorded an effective tax rate of 38.0% and an income tax provision of $16.4 million during the third quarter of fiscal 2014, compared to an effective tax rate of 38.4% and an income tax provision of $14.8 million during the third quarter last year. For the first nine months of fiscal 2014, the Company recorded an effective tax rate of 38.0% and an income tax provision of $39.8 million, compared to an effective tax rate of 33.2% and an income tax provision of $33.6 million during the same period last year. During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of $5.9 million during fiscal 2013.

Net Income – For the third quarter of fiscal 2014, the Company reported net income of $26.8 million, or $0.26 per share, compared to $23.7 million, or $0.22 per share, for the same period last year. Utilizing an estimated annual effective tax rate of 35.6%, and excluding the estimated impact of Hurricane Sandy, fiscal 2013 third quarter adjusted net income on a non-GAAP basis was $27.1 million, or $0.25 per share. See Reconciliation of Non-GAAP Financial Measures below.

For the first nine months of fiscal 2014, the Company reported net income of $64.9 million, or $0.61 per share, compared to $67.7 million, or $0.62 per share for the first nine months of fiscal 2013. For the first nine months of fiscal 2013, adjusted net income on a non-GAAP basis was $65.7 million, or $0.60 per share, and excludes the estimated impact of Hurricane Sandy, utilizes an estimated annual effective tax rate of 35.6%, and excludes the reversal of accrued interest referenced above. See Reconciliation of Non-GAAP Financial Measures below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This quarterly report references non-GAAP financial measures, including adjusted net income, adjusted earnings per share and EBITDA. The Company believes that the non-GAAP financial measures included in this quarterly report allow management and investors to understand and compare the Company’s net income and earnings per share results in a more consistent manner for the periods covered by this report. The non-GAAP measures should be considered supplemental and not a substitute for the Company’s net income and earnings per share results reported in accordance with GAAP for the periods presented.

The following table reconciles net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share for the prior year periods. There were no similar items warranting reconciliation during the three and nine months ended November 30, 2013.

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

EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. This non-GAAP financial measure should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income as a measure of operating performance. A reconciliation of net income to EBITDA is shown below for the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 24, 2012	November 30, 2013	November 24, 2012
Net income (GAAP)	$26.8	$23.7	$64.9	$67.7
Add back: Income tax provision	16.4	14.8	39.8	33.6
Interest expense (income), net	0.3	0.5	1.3	(1.1)
Depreciation and amortization	9.9	8.2	28.5	21.9

EBITDA (non-GAAP)	$53.4	$47.2	$134.5	$122.1

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2014 with $128.2 million in cash and temporary investments compared to $231.6 million at the end of fiscal 2013. The decrease was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including $60.6 million for capital expenditures, $114.0 million to repurchase shares of the Company’s common stock, and $15.6 million for cash dividends. These cash outflows were partially offset by an increase in cash of $61.2 million from operating activities and proceeds of $17.9 million primarily from stock options exercised.

Cash Flows from Operating Activities

Operating activities in the first nine months of fiscal 2014 provided $61.2 million of cash, primarily as a result of net income and an increase in accounts payable partially offset by an increase in inventories. Inventory levels at the end of the third quarter of fiscal 2014 were $429.1 million, an increase of $11.5 million, or 2.8%, from the third quarter of fiscal 2013 and in line with the Company’s expectations. The increase in inventories primarily resulted from the normal seasonal build of merchandise for the holidays, additional inventory to support e-Commerce sales and the broadening of assortments under the Company’s special merchandise order program known as “Express Request.” At the end of fiscal 2014, inventory is expected to increase 5% to 8% over last fiscal year end.

Cash Flows from Investing Activities

During the first nine months of fiscal 2014, investing activities used $51.6 million compared to $59.5 million during the same period last year. Total capital expenditures during the first nine months of fiscal 2014 were $60.6 million, which included approximately $36.8 million for the opening of 24 new stores, five major remodels, new merchandise fixtures and lighting in numerous existing stores, and other leasehold improvements and equipment. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures for fiscal 2014 are expected to total approximately $75 million. Dispositions of properties provided $11.1 million primarily from the sale of several company-owned store locations. All locations were subsequently leased back and the related gains will be recognized over the primary lease terms.

Cash Flows from Financing Activities

During the first nine months of fiscal 2014, financing activities used $112.9 million, primarily related to $114.0 million for repurchases of the Company’s common stock under the December 2012 and October 2013 Board-approved share repurchase programs. In addition, the Company paid $15.6 million in cash dividends. These cash outflows were partially offset by the receipt of $17.9 million in proceeds related to employee stock option exercises and the Company’s employee stock purchase plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Lease Obligations

At the end of the third quarter of fiscal 2014, the Company’s minimum operating lease commitments remaining for fiscal 2014 were $58.0 million. The present value of total existing minimum operating lease commitments discounted at 10% was $863.9 million at the fiscal 2014 third quarter end compared to $798.7 million at the end of fiscal 2013.

Secured Credit Facility

As of November 30, 2013, the Company had no cash borrowings and approximately $37.6 million in letters of credit and bankers’ acceptances outstanding under its secured credit facility. The calculated borrowing base was $350 million, of which approximately $312.4 million was available for additional borrowings. As of the end of the third quarter of fiscal 2014, the Company was in compliance with all required covenants stated in the agreement.

On June 18, 2013, the Company amended, renewed and extended its secured credit facility. The facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300 million to $350 million. The amended facility includes a $100 million accordion feature, which enables the Company to request that the facility be increased to an amount not to exceed $450 million under certain circumstances. The Company expects to continue funding its working capital requirements with available cash balances and cash flow from operating activities, but may use the facility for general corporate purposes.

Share Repurchase Program

During the first nine months of fiscal 2014, the Company repurchased 5,175,805 shares of its common stock at a weighted average cost of $22.03 per share for a total cost of $114.0 million. Of this amount, the Company utilized $100.0 million to repurchase 4,525,805 shares of its common stock at a weighted average cost of $22.10 per share under the $100 million December 2012 Board-approved program which was completed on September 30, 2013. On October 18, 2013, the Company announced that its Board of Directors authorized a new $200 million share repurchase program. During the third quarter of fiscal 2014, the Company repurchased 650,000 shares of its common stock under this program at a weighted average cost of $21.58 per share for a total cost of $14.0 million. From the end of the quarter through January 3, 2014, the Company has utilized a total of $12.6 million to repurchase 575,000 shares of the Company’s common stock at a weighted average cost of $21.95, and $173.4 million remained available for repurchase of the Company’s common stock under the October 2013 Board-approved program.

Dividends Payable

On December 19, 2013, subsequent to quarter end, the Company announced that its Board of Directors declared a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 quarterly cash dividend will be paid on February 5, 2014, to shareholders of record on January 22, 2014.

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

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with the use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar words and phrases. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations, success of its marketing, merchandising and operational strategies, its planned e-Commerce and omni-channel business, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate the economy, the general strength of the economy and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes and its e-Commerce and omni-channel operations, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others that may be discussed elsewhere in this report and which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013, as filed with the Securities and Exchange Commission.

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

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 30, 2013, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc. as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sep 1, 2013 through Oct 5, 2013	1,931,605	$20.90	1,931,605	$-
Oct 6, 2013 through Nov 2, 2013	175,000	21.11	175,000	196,306,323
Nov 3, 2013 through Nov 30, 2013	475,000	21.75	475,000	185,975,183

	2,581,605	$21.07	2,581,605	$185,975,183

(1)

On September 30, 2013, the Company completed its $100 million share repurchased program, which was announced in December 2012. Under this program, the Company repurchased a total of 4,525,805 shares at a weighted average cost of $22.10 per share for a total cost of $100.0 million. On October 18, 2013, the Company announced that its Board of Directors authorized a new $200 million share repurchase program and $186 million remained available for repurchase of the Company’s common stock under that program at the end of the third quarter of fiscal 2014. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

From the end of the quarter through January 3, 2014, the Company has utilized a total of $12,618,973 to repurchase 575,000 shares of the Company’s common stock at a weighted average cost of $21.95, and $173,356,210 remained available for repurchase of the Company’s common stock under the October 2013 Board-approved program.

During the third quarter of fiscal 2014, the Company did not acquire any shares of the Company’s common stock from employees to satisfy obligations that arose through equity compensation awards pursuant to approved plans.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index following the signature page to this Quarterly Report on Form 10-Q lists the exhibits filed with this quarterly report as required by Item 601 of Regulation S-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: January 8, 2014	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Date: January 8, 2014	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President and Chief Financial Officer

Date: January 8, 2014	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

10.1*	Pier 1 Imports, Inc. Stock Purchase Plan restated as amended December 1, 2013.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Section 1350 Certifications.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith