Form 10-K
period 2014-03-01
PIER 1 IMPORTS INC/DE
filed 2014-04-29
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2014.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2013, was approximately $2,275,048,000. The registrant has no non-voting common stock.

As of April 23, 2014, there were outstanding 94,534,031 shares of the registrant’s common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2014 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended March 1, 2014

ITEM 1. BUSINESS.

PART I

Item 1. Business.

(a) General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail locations and an e-Commerce website conducting business under the name Pier 1 Imports®.

As of March 1, 2014, the Company had 1,072 stores in the United States and Canada. In fiscal 2014, the Company opened 27 new Pier 1 Imports stores and closed 17 stores, most of which were relocations. Subject to changes in the retail environment, availability of suitable store sites, and lease renewal negotiations, the Company plans to open approximately 30 new Pier 1 Imports stores and close 25 stores, most of which will be relocations, during fiscal 2015. During fiscal 2014, the Company also refurbished approximately 50 stores with a new merchandise fixture package and lighting upgrades, completed major remodels at six locations, and added new fixtures in numerous existing stores. During fiscal 2013, the Company successfully executed the launch of its e-Commerce enabled website, Pier1.com. The Company operates regional distribution center facilities and fulfillment centers in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington.

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

(b) Financial Information about Industry Segments.

In fiscal 2014, the Company conducted business as one operating segment consisting of the retail sales of decorative home furnishings, furniture, gifts and related items.

Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c) Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores and an e-Commerce website conducting business under the name “Pier 1 Imports,” which sell a wide variety of furniture, decorative home furnishings, dining and kitchen goods, candles, gifts and other specialty items for the home.

As of March 1, 2014, the Company operated 991 Pier 1 Imports stores in the United States, 81 Pier 1 Imports stores in Canada and an e-Commerce website. During fiscal 2014, the Company supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns, which sold Pier 1 Imports merchandise primarily in a “store within a store” format in 56 stores in Mexico and one store in El Salvador. Pier 1 Imports stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 8,000 square feet of retail selling space. The stores consist of freestanding units located near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. and Canadian metropolitan areas and many of the primary smaller markets. Pier 1 Imports stores generally have their highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2014, net sales of the Company totaled $1.8 billion.

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

DECORATIVE ACCESSORIES — This merchandise group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and has remained constant at approximately 60% of Pier 1 Imports’ total U.S. and Canadian retail sales in

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    3

ITEM 1. BUSINESS.

fiscal years 2014, 2013 and 2012. These items are imported primarily from Asian and European countries, as well as some domestic sources. This merchandise group includes decorative accents and textiles, such as rugs, pillows, bedding, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, bath and fragrance products, candles, seasonal and gift items.

FURNITURE — This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and on patios. Also included in this group are wall decorations and mirrors. This group has remained constant at approximately 40% of Pier 1 Imports’ total U.S. and Canadian retail sales in fiscal years 2014, 2013 and 2012. These goods are imported from a variety of countries such as Vietnam, Malaysia, Brazil, Thailand, China, the Philippines, India and Indonesia, and are also obtained from domestic sources. This merchandise group is generally made of metal or handcrafted natural materials, including rattan, pine, beech, rubberwood and selected hardwoods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports’ merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. The imported merchandise is predominantly handcrafted in cottage industries and small factories. Pier 1 Imports enjoys long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. In selecting the source of merchandise, Pier 1 Imports considers quality, dependability of delivery and cost. During fiscal 2014, Pier 1 Imports sold merchandise imported from many different countries with approximately 58.2% of its sales derived from merchandise produced in China, approximately 12.6% derived from merchandise produced in India and approximately 19.5% collectively derived from merchandise produced in Vietnam, Indonesia, and the United States. The remainder of its merchandise is sourced from other countries around the world.

Imported and domestic merchandise is delivered to the Company’s distribution centers, where merchandise is received, allocated and shipped to the various stores in each distribution center’s region, and/or delivered directly to customers.

The Company owns a number of federally registered trademarks and service marks under which Pier 1 Imports conducts business. Additionally, the Company has registered and has applications pending for the registration of certain other Pier 1 Imports trademarks and service marks in the United States, Canada and other foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company’s policy is to pursue registration of its marks and oppose any infringement of its marks.

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

On March 1, 2014, the Company employed approximately 22,200 associates in the United States and Canada, of which approximately 4,200 were full-time employees and 18,000 were part-time employees.

(d) Financial Information about Geographic Areas.

Information required by this Item is found in Segment Information in Note 1 of the Notes to the Consolidated Financial Statements.

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

Certain statements contained in Item 1, Item 1A, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the SEC, in press releases and

4    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 1. BUSINESS.

in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “may,” “will,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar words and phrases. Management’s expectations and assumptions regarding planned store openings and closings, financing of Company obligations from operations and other events, success of its marketing, merchandising and operational strategies, its stores and e-Commerce operation, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the effects of terrorist attacks or other acts of war, conflicts or war including those involving the United States or its allies or trading partners, labor strikes, weather conditions or natural disasters, volatility of fuel and utility costs, the actions taken by the United States and other countries to stimulate their economies, the general strength of the global, national, regional and local economies and levels of consumer spending, consumer confidence, suitable store sites and distribution center locations, the availability of a qualified labor force and management, the availability and proper functioning of technology and communications systems supporting the Company’s key business processes and its e-Commerce operation, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates and in a timely fashion. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Executive Officers of the Company

ALEXANDER W. SMITH, age 61, joined the Company as President and Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Smith served as Group President of the TJX Companies, Inc., where he oversaw the operations and development of Home Goods, Marshalls, TJ Maxx, plus a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and also ran its international operations.

CHARLES H. TURNER, age 57, was named Senior Executive Vice President of the Company in April 2012 and has served as Chief Financial Officer of the Company since August 1999. Mr. Turner has served the Company for 22 years in key executive capacities, including Executive Vice President, Senior Vice President of Stores and Controller. Mr. Turner first became an officer of the Company in 1992 when he was named Principal Accounting Officer. Prior to joining the Company, he was Group Controller for JC Penney and a Senior Manager for KPMG Peat Marwick.

MICHAEL R. BENKEL, age 45, was named Executive Vice President of Planning and Allocations in April 2012. He joined the organization in September 2008 as Senior Vice President of Planning and Allocations. Prior to joining the Company, he spent 11 years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director — Inventory Management, and as a home furnishings and furniture buyer.

CATHERINE DAVID, age 50, joined the organization in August 2009 as Executive Vice President of Merchandising. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essential, Sears Grand and The Great Indoors. Ms. David also previously served Target Corporation for 13 years in various positions including Vice President and General Manager of target.direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 62, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers, including ten years as Senior Vice President of Human Resources at Zale Corporation and 21 years in various positions of increasing importance at Macy’s.

ERIC W. HUNTER, age 40, was named Executive Vice President of Marketing in September 2013. Prior to joining the Company, Mr. Hunter held various positions with JCPenney Company, Kellwood Company, PMK/HBH/Momentum Worldwide and Creative Artists Agency.

SHARON M. LEITE, age 51, was named Executive Vice President of Sales and Customer Experience in January 2014. She joined the organization in August 2007 as Executive Vice President of Stores. Prior to joining the Company, she spent eight years at Bath & Body Works, six years as Vice President of Store Operations and two years in other leadership roles. Before joining Bath & Body Works, Ms. Leite held various operations positions with several prominent retailers, including Gap, Inc., The Walt Disney Company, and Limited, Inc.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    5

ITEM 1. BUSINESS.

MICHAEL A. CARTER, age 55, was named Senior Vice President, Compliance and General Counsel, Secretary of the Company in January 2014. Prior to that and since December 2005, he served as Senior Vice President, General Counsel and Secretary of the Company. Mr. Carter has served within the organization for 24 years in various leadership capacities, including Vice President — Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

LAURA A. COFFEY, age 47, was named Senior Vice President of Planning in January 2014. Ms. Coffey has served within the organization for 17 years in various capacities, including Senior Vice President of Business Development and Strategic Planning and Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and was named Principal Accounting Officer in 2008. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

The executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected or appointed and qualified or until their earlier resignation or removal. None of the above executive officers has any family relationship with any other of such officers or with any director of the Company. None of such officers was selected pursuant to any arrangement or understanding between her or him and any other person, except for Mr. Smith, who serves as President and Chief Executive Officer pursuant to an employment agreement with the Company.

Item 1A. Risk Factors.

Strategic Risks and Strategy Execution Risks

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for decorative home furnishings and gifts.

The success of the Company’s specialty retail business depends largely upon its ability to predict trends in decorative home furnishings and gifts consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand, and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product or speed of replenishment. The seasonal nature of the business leads the Company to purchase, and requires it to carry, a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing decorative home furnishing and gift trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and, in turn, the results of operations.

Failure by the Company to identify and successfully implement strategic initiatives could have a negative impact on the Company.

The Company’s strategies for long-term growth, strategic plans and capital allocation are dependent on the Company’s ability to identify and successfully implement those initiatives. If they are not properly identified, developed and successfully executed, the implementation of such initiatives may negatively impact the Company’s business operations and financial results. While the Company believes these disruptions would be short-term, their adverse impact could be material.

The success of the business is dependent on factors affecting consumer spending that are not controllable by the Company.

Consumer spending, including spending for the home and home-related furnishings, are dependent upon many factors beyond general economic conditions (both domestic and international), and include, among others, levels of employment, disposable consumer income, prevailing interest rates, changes in the housing market, consumer debt, costs of fuel and other energy sources, inflation, fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and global, national, regional and local political conditions (including the possibility of a governmental shut down), and consumer perceptions of personal well-being and

6    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 1A. RISK FACTORS.

security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products and therefore lower sales and negatively impact the business and its financial results.

The Company outsources certain business processes to third-party vendors and has certain business relationships that subject the Company to risks, including disruptions in business and increased costs.

The Company outsources numerous business processes to third parties including gift card tracking and authorization, credit card authorization and processing, store scheduling and time and attendance, store maintenance services, maintenance and support of the Company’s website and e-Commerce platform, certain marketing services, insurance claims processing, customs filings and reporting, domestic and ocean freight including certain processing functions, shipment and delivery of customer orders including in-home delivery, certain merchandise compliance functions including testing, certain payroll processing and various tax filings, record keeping for certain employment benefits including retirement plans and the stock purchase plan, and third party vendor auditing. In addition, the Company also has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Pier 1 rewards credit card program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have a negative effect on the Company’s financial results.

An overall decline in the health of the United States economy and its impact on consumer confidence and spending could negatively impact the Company’s financial results.

The recessions experienced by the United States in various years adversely affected the discretionary spending, savings and investments of United States consumers. The resulting deterioration in consumer confidence and spending during those recessionary periods resulted in consumers sacrificing purchases of discretionary items, including the Company’s merchandise, which negatively impacted the Company’s financial results during those years. Such recessions could occur again and could have a significant impact on the Company’s financial results.

Failure to control merchandise returns could negatively impact the business and financial results.

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes to the Company’s return policy, e-Commerce return behavior, changes in consumer confidence, new delivery channels/methods or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and financial results.

A disruption in the operation of the domestic portion of the Company’s supply chain, including the e-Commerce website, could impact its ability to deliver merchandise to its stores and customers, which could impact its sales and results of operations.

The Company maintains regional distribution centers in Maryland, Ohio, Texas, California, Georgia and Washington. At these distribution centers, merchandise is received, allocated, and shipped to the Company’s stores, customers and e-Commerce orders are fulfilled. Major catastrophic events such as natural disasters, fire or flooding, malfunction or disruption of the information systems, a disruption in communication services or power outages, or shipping interruptions could delay distribution of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales and results of operations.

Factors that may or may not be controllable by the Company may negatively affect the Company’s financial results.

Increases in the Company’s costs that are beyond the Company’s control, including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, litigation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, higher tax rates and complying with changes in laws and regulations, including accounting standards, may negatively impact the Company’s financial results.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    7

ITEM 1A. RISK FACTORS.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the Company’s business and results of operations.

The success and growth of the Company is partially dependent on generating customer traffic in order to produce sales in its stores and through the Company’s e-Commerce website. Successful marketing efforts require the ability to obtain customer information and to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. While gathering information about customers, the Company must consider the customers’ desire for privacy and the need to comply with applicable laws and regulations. The Company’s inability to obtain customer information, accurately predict and respect its customers’ preferences, utilize the desired modes of communication, or ensure availability of advertised products may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or financial results that are lower than its current estimates at certain store locations, may cause the Company to incur impairment charges on certain long-lived assets, negatively affecting its financial results.

The Company makes certain accounting estimates and projections with regards to individual store operations as well as overall Company performance in connection with its impairment analyses for long-lived assets in accordance with applicable accounting guidance. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s financial results could be negatively affected.

Risks Related to Profitability

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business is dependent on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate favorable lease expenses to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as demographics change, and the Company may choose to close an underperforming store before its lease expires and incur lease termination costs associated with that closing. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in greater profits.

Failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support the Company’s stores, distribution facilities and e-Commerce website could negatively affect the Company’s business.

The Company’s success is dependent, in a large part, on being able to successfully attract, motivate and retain a qualified management team and associates. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the home office, stores and distribution facilities, which could have a negative effect on the business. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members. The Company does not believe that its compensation policies, principles, objectives and practices are structured to promote inappropriate risk taking by its executives nor inappropriate risk-taking by its employees whose behavior would be most affected by performance-based incentives. The Company believes that the focus of its overall compensation program encourages its employees to take a balanced approach that focuses on increasing and sustaining Pier 1 Imports’ profitability.

8    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 1A. RISK FACTORS.

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

Failure to successfully manage the Company’s omni-channel operations could negatively affect the Company’s business.

The Company successfully executed the launch of its e-Commerce website in the United States during fiscal 2013 and in fiscal 2014 the Company continued to implement its omni-channel strategy, ‘1 Pier 1’. Successful execution of the omni-channel initiatives depends on the Company’s ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate and accurate inventory levels, timely fulfillment of customer orders, accurate shipping of undamaged product and coordination of certain of those activities within the Company’s retail stores. In addition, the Company’s call center must maintain a high standard of customer care. Failure to successfully manage these processes may negatively impact sales, result in the loss of customers, and damage the Company’s reputation.

The Company operates in a highly competitive retail environment with companies offering similar merchandise. If customers are lost to the Company’s competitors, sales could decline.

The Company operates in the highly competitive specialty retail business competing with specialty sections of large department stores, home furnishing retailers, small specialty stores and mass merchandising discounters. Management believes that the Company is competing for sales on the basis of pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company experiences added short-term competition when other retailers liquidate merchandise for various reasons. If the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices and loss of customers, which in turn could result in reduced merchandise margins and operating results.

The Company’s business is subject to seasonal variations, with a significant portion of its sales and earnings occurring during two months of the year.

Approximately 25% of the Company’s sales generally occur during the November-December holiday selling season. Severe weather or failure to predict consumer demand correctly during these months could result in lost sales or gross margin erosion if merchandise must be marked down significantly to clear inventory.

The Company’s business may be harmed by adverse weather conditions and natural disasters.

Extreme or undesirable weather can negatively affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could negatively affect any of the Company’s 1 Pier 1 operations, distribution centers, administrative facilities, logistical infrastructures, or operations of its suppliers domestically and in foreign countries.

Risks Associated with Dependence on Technology

The Company is heavily dependent on various kinds of technology in the operation of its business.

Failure of any critical software applications including software-as-a-service and “cloud” operations, technology infrastructure, telecommunications, data communications, data storage equipment, or networks could have a negative effect, including additional expense, on the Company’s ability to manage the merchandise supply chain, sell merchandise, accomplish payment functions, report financial data or manage labor and staffing. Although the Company maintains off-site data backups, a concentration of technology-related risk exists in the Company’s headquarters located in Fort Worth, Texas.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    9

ITEM 1A. RISK FACTORS.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and employees could expose the Company to litigation and/or regulatory action and damage the Company’s reputation.

The Company receives and maintains certain personal information of its customers, vendors and employees. The collection and use of this information by the Company is regulated at the international, national, federal and other political subdivision levels, and is subject to certain contractual restrictions in third party contracts. Although the Company has implemented processes to collect and protect the integrity and security of personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately. If the security and information systems of the Company or of its internal or external business partners are compromised or its internal or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect the Company’s reputation, as well as operations and financial results, and could result in litigation and/or regulatory action against the Company including the imposition of penalties and fines. In addition, a compromise of the Company’s systems could result in a disruption to management and require expanded resources to remediate, investigate, correct and upgrade systems. As privacy and information security laws and regulations change, the Company will incur additional costs to remain in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the business and its financial results.

As part of the Company’s growth plan, the Company is investing in new information technology systems and implementing modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality and “cloud”-based solutions such as software-as-a-service solutions and data storage. The Company is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. However, there can be no assurance the Company has anticipated all potential risks. Failure to successfully implement these initiatives could negatively impact the business and its financial results.

The Company’s business operations including the expansion of the Company’s e-Commerce website has inherent cybersecurity risks that may disrupt its business and negatively impact the Company’s financial results and reputation.

The Company’s e-Commerce functionality has increased the Company’s exposure to cybersecurity risks. A compromise of its security systems could result in a service disruption, or customers’, employees’ or vendors’ personal information or the Company’s proprietary information being obtained by unauthorized users. Although the Company has implemented processes to mitigate the risks of security breaches and cyber incidents, there can be no assurance that such an attack will not occur. Any breach of the Company’s security could result in violation of privacy laws, potential litigation or regulatory action, and a loss of confidence in its security measures, all of which could have a negative impact on the Company’s financial results and its reputation.

Failure to maintain positive brand perception and recognition could have a negative impact on the Company’s financial results and reputation.

Maintaining a good reputation is critical to the Company’s business. The considerable expansion in the use of social media over recent years has increased the risk that the Company’s reputation could be negatively impacted in a short amount of time. If the Company is unable to quickly and effectively respond to such incidents, it may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact the Company’s financial results and its reputation.

Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements, or interpretations of them, may result in additional costs to the Company, including the costs of compliance as well as potential penalties and fines for non-compliance.

Legislation on a local, regional, state, national or global level has the potential to have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental and quasi-governmental agencies in the course of operating its business because of

10    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 1A. RISK FACTORS.

its numerous locations, large number of employees, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations regarding consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also result in additional costs in the form of penalties and fines.

The Company operates in many taxing jurisdictions, including foreign countries. In most of these jurisdictions, the Company is required to collect state and local sales taxes at the point of sale and remit them to the appropriate taxing authority. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties and fines or business interruptions.

Risks Associated with International Trade

As an importer and retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company must order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, disruption in the operation of the international portion of the Company’s supply chain, labor unrest or natural disasters could adversely affect the Company’s ability to import merchandise from certain countries. Although the Company pays for the vast majority of its merchandise in U.S. dollars, fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, preferential trade agreements including general system of preferences, taxes and other charges on imports, rising labor costs and cost of living in foreign countries, dock strikes, worker strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a negative effect on the financial results of the Company. Ocean carriage and freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring of foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards and social compliance issues, is more difficult than monitoring of domestic vendors.

Governmental agencies have the authority to enforce trade agreements, resolve trade disputes and control market access to goods and services. Governments may also impose trade sanctions on foreign countries that are found to violate trade agreements or maintain laws or practices that are unjustifiable and restrict commerce. In these situations, governments may increase duties on imports from one or more foreign countries. The Company could be negatively affected by the imposition of trade sanctions.

The governments of the countries in which the Company does business maintain a variety of additional trade laws under which the Company’s ability to import may be affected from time to time, including antidumping laws, countervailing duty laws, safeguards laws, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of such disputes.

The Company imports merchandise from countries around the world and as a result may be affected from time to time by antidumping petitions alleging that foreign manufacturers are selling their own products at prices that are less than the prices that they charge in their home country market or in third country markets or at less than their cost of production. Such petitions, if successful, could significantly increase import duties on those products. In that event, the Company might decide to pay the increased duties, thereby reducing gross profits or increasing the price to consumers of the affected products. Alternatively, the Company might decide to source the product or a similar product from a different country not subject to increased duties or else discontinue the importation and sale of the product.

Dispute resolution processes in recent years have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances, these trade disputes can lead to threats by countries of sanctions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade to be beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of merchandise purchased from sanctioned countries. In that case, the Company may be required to seek similar merchandise from other countries on terms that could be materially less favorable.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    11

ITEM 1A. RISK FACTORS.

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

Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured revolving credit facility or similar financing, which may limit the Company’s ability to conduct certain activities.

The Company maintains a secured revolving credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions on the Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s secured revolving credit facility. The Company expects to close a new $200 million senior secured term loan facility on or about April 30, 2014. Proceeds from the transaction will be used for general corporate purposes, including working capital needs, capital expenditures, share repurchases and dividends permitted under the agreement. The senior secured term loan facility will increase the Company’s interest expense and financial leverage. The senior secured term loan facility is expected to contain a number of affirmative and restrictive covenants that may also limit the Company’s actions. Significant decreases in cash flows from operations could result in the Company borrowing increased amounts under its credit facilities to fund operational needs and increased utilization of letters of credit. These could result in the Company being subject to the above restrictions.

Item 1B. Unresolved Staff Comments.

None.

12    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 2. PROPERTIES.

Item 2. Properties.

The Company leases its corporate headquarters, retail stores and the majority of its distribution centers. The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas, which included approximately 313,000 square feet of office space as of March 1, 2014. The present value of the Company’s minimum future operating lease commitments, discounted at 10%, totaled approximately $878.3 million as of March 1, 2014. The following table sets forth the distribution of Pier 1 Imports’ U.S. and Canadian stores by state and province as of March 1, 2014:

United States
Alabama	13	Louisiana	15	Ohio	29
Alaska	2	Maine	2	Oklahoma	8
Arizona	24	Maryland	22	Oregon	14
Arkansas	8	Massachusetts	23	Pennsylvania	38
California	113	Michigan	33	Rhode Island	3
Colorado	15	Minnesota	18	South Carolina	16
Connecticut	20	Mississippi	6	South Dakota	2
Delaware	4	Missouri	19	Tennessee	19
Florida	74	Montana	6	Texas	80
Georgia	28	Nebraska	4	Utah	9
Hawaii	5	Nevada	9	Virginia	35
Idaho	6	New Hampshire	6	Washington	28
Illinois	38	New Jersey	35	West Virginia	5
Indiana	17	New Mexico	5	Wisconsin	19
Iowa	9	New York	49	Wyoming	1
Kansas	8	North Carolina	35
Kentucky	11	North Dakota	3

Canada

Alberta	12	New Brunswick	2	Ontario	33
British Columbia	14	Newfoundland	1	Quebec	13
Manitoba	2	Nova Scotia	2	Saskatchewan	2

The Company currently owns or leases distribution center space of approximately 4.1 million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases. As of March 1, 2014, the Company owned or leased under operating leases the following distribution center properties, which include fulfillment centers in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility
Baltimore, Maryland	983,000 sq. ft.	Leased
Columbus, Ohio	718,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased
Tacoma, Washington	451,000 sq. ft.	Leased

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    13

ITEM 3. LEGAL PROCEEDINGS.

Item 3. Legal Proceedings.

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

14    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2014 and 2013.

	Market Price
Fiscal 2014	High	Low
First quarter	$25.20	$21.69
Second quarter	24.70	20.73
Third quarter	23.60	19.02
Fourth quarter	23.47	18.34

Fiscal 2013	High	Low
First quarter	$18.80	$15.21
Second quarter	18.25	15.24
Third quarter	21.10	18.04
Fourth quarter	22.79	19.08

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR.” As of April 23, 2014, there were approximately 7,000 shareholders of record of the Company’s common stock.

Dividends

The Company declared cash dividends of $0.05 per share in each of the first three quarters of fiscal 2014, and declared a cash dividend of $0.06 per share in the fourth quarter of fiscal 2014, which totaled $21.7 million in cash dividends paid during fiscal 2014. The Company declared cash dividends of $0.04 per share in each of the first three quarters of fiscal 2013, and declared a cash dividend of $0.05 per share in the fourth quarter of fiscal 2013, which totaled $18.0 million in cash dividends paid during fiscal 2013. The Company did not pay any cash dividends in fiscal year 2012. On April 3, 2014, subsequent to year end, the Company announced a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 per share quarterly cash dividend will be paid on May 7, 2014, to shareholders of record on April 23, 2014. The Company’s dividend policy depends upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

As of March 1, 2014, the Company was not precluded from paying cash dividends or repurchasing the Company’s common stock under the secured revolving credit facility. The Company’s secured revolving credit facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30% of the lesser of either $350 million or the calculated borrowing base. The Company expects to close a new $200 million senior secured term loan facility on or about April 30, 2014. This facility is expected to include restrictions on the Company’s

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    15

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of the Company’s secured credit facilities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

December 1, 2013 through March 1, 2014 — The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 1, 2014, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Dec. 1, 2013 through Jan. 4, 2014	575,000	$21.95	575,000	$173,356,210
Jan. 5, 2014 through Feb. 1, 2014	983,352	19.75	983,352	153,934,481
Feb. 2, 2014 through Mar. 1, 2014	3,123,991	18.93	3,054,100	96,108,022

	4,682,343	$19.48	4,612,452	$96,108,022
(1)

Totals include 69,891 shares of the Company’s common stock acquired during the fourth quarter of fiscal 2014 from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for 69,891 shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

(3)

On October 18, 2013, the Company announced a $200 million share repurchase program. There was no expiration date on the program and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program. Subsequent to fiscal 2014 year end, on April 10, 2014, the Company completed the program.

Fiscal years 2014, 2013 and 2012 — The following table summarizes the Company’s total share repurchases during fiscal 2014, 2013 and 2012:

				Shares Purchased
Date Program Announced	Authorized Amount	Date Completed		Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Weighted Average Cost	Remaining Available as of March 1, 2014
Apr. 7, 2011	$100,000,000	Sep. 6, 2011		—	—	9,498,650	$10.53	$—
Oct. 14, 2011	100,000,000	Dec. 14, 2012		—	5,822,142	—	17.18	—
Dec. 13, 2012	100,000,000	Sep. 30, 2013		4,525,805	—	—	22.10	—
Oct. 18, 2013	200,000,000		(1)	5,262,452	—	—	19.74	96,108,022
(1)	Subsequent to fiscal 2014 year end, on April 10, 2014, the Company completed the program.

During fiscal 2014, the Company acquired 281,400 shares of its common stock from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

During fiscal 2014, the Company repurchased shares for a total cost of $203.9 million, and of that amount $11.6 million were settled in March of fiscal 2015. Subsequent to year end, under the October 2013 $200 million program, the Company utilized a total of $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average price per share of $18.95 and as of April 10, 2014, repurchases under the October 2013 program were completed. Subsequent to year end, on April 10, 2014, the Company announced a new $200 million common stock share repurchase program, and as of April 25, 2014, the entire amount remained available for repurchase.

16    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by SEC rules, that $100 had been invested in the Company’s stock and in each index on February 28, 2009, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on March 1, 2014. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    17

ITEM 6. SELECTED FINANCIAL DATA.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2014	2013 (1)	2012	2011	2010
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales	$1,771.7	1,704.9	1,533.6	1,396.5	1,290.9
Gross profit	$745.6	743.1	651.2	555.4	440.4
Selling, general and administrative expenses	$531.2	513.1	475.2	431.9	421.2
Depreciation and amortization	$38.9	31.0	21.2	19.7	22.5
Operating income (loss)	$175.5	199.0	154.8	103.7	(3.3)
Operating income (loss) as a % of sales	9.9%	11.7%	10.1%	7.4%	(0.3%)
Nonoperating (income) and expenses, net (2)	$0.9	(2.0)	(9.3)	0.2	(35.3)
Income before income taxes	$174.6	201.0	164.1	103.5	32.1
Net income (3)	$107.5	129.4	168.9	100.1	86.8
PER SHARE AMOUNTS:
Basic earnings	$1.03	1.22	1.50	0.86	0.86
Diluted earnings	$1.01	1.20	1.48	0.85	0.86
Cash dividends declared	$0.21	0.17	—	—	—
OTHER FINANCIAL DATA:
Working capital (4)	$310.5	410.8	404.9	415.6	316.7
Current ratio	2.2	2.7	2.7	2.8	2.3
Total assets	$803.6	857.2	823.4	743.6	643.0
Long-term debt (5)	$9.5	9.5	9.5	9.5	19.0
Shareholders’ equity	$449.4	537.1	493.6	412.9	303.1
Weighted average diluted shares outstanding (millions) (6)	106.2	108.3	114.4	117.5	100.7
Effective tax rate (%) (3)	38.4%	35.6%	(2.9%)	3.3%	(171.0%)

(1)	Fiscal 2013 consisted of a 53-week year. All other fiscal years presented reflect 52-week years.
(2)

Nonoperating income for fiscal 2010 included a gain of $49.6 million related to the debt transactions during the year. This gain was partially offset by $18.3 million in related expenses. Nonoperating income in fiscal 2010 also included a $10.0 million payment received as a result of a foreign litigation settlement.

(3)

During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed substantially all of its valuation allowance. In fiscal years 2011 and 2010, the Company recorded minimal state and foreign tax provisions and provided a valuation allowance on the deferred tax asset arising during those periods. In fiscal 2010, the Company also recorded and received a $55.9 million tax benefit as a result of a tax law change allowing additional carryback of the Company’s net operating losses.

(4)	The reduction in working capital in fiscal 2014 was primarily the result of increased share repurchases compared to fiscal 2013.
(5)	The Company’s consolidated long-term debt was reduced significantly during fiscal 2011 and 2010 as a result of multiple debt transactions.
(6)

The increase in shares outstanding in fiscal 2011 and 2010 was primarily the result of the Company issuing approximately 24.5 million shares of common stock from the conversion of its convertible debt during fiscal 2010. The decrease in shares outstanding during fiscal 2014, 2013 and 2012 was primarily the result of the Company’s Board-approved common stock share repurchase programs. Under these programs, the Company repurchased 9,788,257, 5,822,142 and 9,498,650 shares in fiscal 2014, 2013 and 2012, respectively.

18    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of March 1, 2014, the Company operated 1,072 stores in the United States and Canada. Fiscal 2014 and 2012 consisted of 52-week years and fiscal 2013 was a 53-week year. The following discussion and analysis of financial condition, results of operations and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto, which can be found in Item 8 of this report.

Fiscal 2014 was a transformational year for Pier 1 Imports. Although the Company encountered some challenges during the year and concluded with a tough fourth quarter, pressured by significant weather disruption, it made excellent progress in the execution of its ‘1 Pier 1’ strategy, which is the Company’s plan to evolve from a store-only business model to one with full omni-channel capabilities. Through the ‘1 Pier 1’ strategy the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s focus is to ensure that customers have an extraordinary experience, regardless of how they shop. The ‘1 Pier 1’ strategy has required investment over the last three years in systems, fulfillment centers, call centers, distribution networks and store development. To support the Company’s growth, the Company has built greater flexibility and capacity into the distribution network during fiscal 2014, through the introduction of in-home delivery and Express Request, the Company’s special order program. The Company is also actively developing a strategy to utilize all distribution centers as fulfillment centers for large items, further leveraging its single inventory.

The Company continued to focus on the quality, not the quantity, of its real estate, strengthening its real estate portfolio through new store openings, which were primarily strategic relocations, and completing renovations and refurbishments in numerous existing locations. The Company is on track to have 10% of its sales generated through its website Pier1.com by the end of fiscal 2016, as set out in its three-year growth plan. During fiscal 2014, the Company’s e-Commerce sales accounted for 4.0% of total sales. Additionally, the Company now expects to reach $225 of sales per retail square foot and operating margins of 11% to 11.5% by the end of fiscal 2016. During fiscal 2014, the Company continued implementation of this plan through a number of strategic projects. The Company believes these projects provide the foundation for long-term success. The plan also includes returning value to shareholders through share repurchases and quarterly cash dividends.

One of the critical components of ‘1 Pier 1’ is the new POS system, which was fully implemented in August 2013. The stores are now positioned to more effectively serve as a gateway to the Company’s e-Commerce website and the e-Commerce website continues to serve as a gateway to the stores. Since the launch of Pier1.com during July of fiscal 2013, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. In addition, the Company executed website upgrades during fiscal 2014, which continue to enhance the customer experience and improve back-office systems.

Fiscal 2014 total sales increased 3.9% from the prior year and comparable store sales increased 2.4%. The increases were primarily attributable to increases in average ticket and conversion, partly offset by a decrease in traffic versus last year. The difference between the total sales and comparable store sales growth is primarily attributable to stores opened during fiscal 2014 and direct-to-customer sales, which are both excluded from the comparable store sales calculation. Sales per retail square foot were $202 for fiscal 2014, compared to $198 for fiscal 2013. The increase in sales per retail square foot was primarily the result of an increase in comparable store sales which was driven by an increase in average ticket and conversion, offset by a decrease in traffic compared to the prior year. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior in-store service and enhanced e-Commerce experience.

Gross profit for fiscal 2014 was 42.1% of sales compared to 43.6% in the same period last year, a decline of 150 basis points. The year-over-year decline was primarily due to higher promotional cadence versus last year, part of which was necessary to clear through holiday inventory in light of the impact inclement weather had on store traffic in the fourth quarter, and increased sales through the direct-to-customer channel. Store occupancy costs during fiscal 2014 remained relatively flat at 16.3% of sales, compared to 16.2% of sales during fiscal 2013.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operating income for fiscal 2014 was 9.9% of sales, compared to 11.7% of sales in fiscal 2013. The year-over-year decline was attributable to the promotional cadence impact on gross profit and increased depreciation and amortization which has resulted from continued capital investment in support of the Company’s growth initiatives.

Capital expenditures for the year totaled $80.3 million. Of that amount, approximately half was deployed toward the opening of 27 new Pier 1 Imports stores, the refurbishment of approximately 50 locations, major remodels at six locations and the rollout of new merchandise fixtures and lighting in numerous existing locations. The remaining capital expenditures were primarily utilized for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Capital expenditures in fiscal 2015 are expected to be at similar levels to fiscal 2014 expenditures, with approximately half allocated to stores and other leasehold improvements and the balance being deployed toward technology and infrastructure.

The Company’s share repurchase program announced in December 2012 was completed on September 30, 2013, with total repurchases during fiscal 2014 of 4,525,805 shares at a weighted average cost of $22.10 per share for a total cost of $100.0 million. On October 18, 2013, the Company announced that its Board of Directors authorized a $200 million share repurchase program. As of March 1, 2014, the Company had repurchased 5,262,452 shares of its common stock under the October 2013 program at a weighted average cost of $19.74 per share for a total cost of $103.9 million and $96.1 million remained available for further repurchases. Of the $203.9 million in total repurchases in fiscal 2014, $11.6 million were settled in March of fiscal 2015. Amounts repurchased but settled subsequent to year end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to year end, the Company utilized a total of $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average price per share of $18.95 and as of April 10, 2014, the October 2013 program was completed. On April 3, 2014, subsequent to year end, the Company announced a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock to shareholders of record on April 23, 2014, which is payable on May 7, 2014. Subsequent to year end, on April 10, 2014, the Company announced a new $200 million common stock share repurchase program, and as of April 25, 2014, the entire amount remained available for repurchase.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions of this section):

Key Performance Indicators	2014	2013	2012
Total sales growth	3.9%	11.2%	9.8%
Comparable stores sales growth (1)	2.4%	7.5%	9.5%
Sales per average retail square foot (1)	$202	$198	$184
Gross profit as a % of sales	42.1%	43.6%	42.5%
Selling, general and administrative expenses as a % of sales	30.0%	30.1%	31.0%
EBITDA (in millions) (2)	$215.4	$232.0	$187.7
Operating income as a % of sales	9.9%	11.7%	10.1%
Net income as a % of sales	6.1%	7.6%	11.0%
Total retail square footage (in thousands)	8,451	8,358	8,271
Total retail square footage increase	1.1%	1.1%	0.5%
(1)	Includes orders placed online for store pick-up. All fiscal years were calculated on a 52-week basis.
(2)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Reconciliation of Non-GAAP Financial Measures .

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

20    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED MARCH 1, 2014 AND MARCH 2, 2013

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2014 and 2013 were as follows (in thousands):

	2014	2013
Stores	$1,703,572	$1,676,293
Other (1)	68,171	28,592

Net sales	$1,771,743	$1,704,885
(1)	Other sales consisted primarily of direct-to-customer sales, wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales during fiscal 2014 were $1.772 billion for the 52-week period, an increase of 3.9%, from $1.705 billion for the prior fiscal year (53-week period). The increase in sales for the fiscal year was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2013	$1,704,885
Incremental sales growth (decline) from:
New stores opened during fiscal 2014	25,520
Stores opened during fiscal 2013 (1)	54,239
Comparable stores (2)	38,360
Comparable stores for the 53rd week of fiscal 2013	(27,360)
Other, including closed stores	(23,901)

Net sales for fiscal 2014	$1,771,743
(1)	Includes incremental sales of $39,611 from direct-to-customer sales.
(2)	Includes incremental orders placed online for store pick-up of $14,607, and excludes sales at comparable stores during the 53rd week of fiscal 2013.

The total sales growth for fiscal 2014 was primarily the result of an increase in comparable store sales, direct-to-customer sales and the net increase in the number of stores, partially offset by the 53rd week of sales in fiscal 2013. Comparable store sales increased 2.4% for the year and were driven by an increase in average ticket and conversion, offset by a decrease in traffic compared to the prior year. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations contributed to a 40 basis point decrease in the comparable store calculation in fiscal 2014 compared to fiscal 2013. The Company’s e-Commerce sales accounted for 4.0% of total sales for fiscal 2014 compared to approximately 1.0% for fiscal 2013. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer from a fulfillment center (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”).

The Company’s proprietary credit card program provides both economic and strategic benefits. Sales on the Pier 1 rewards credit card comprised 30.4% of U.S. store sales compared to 25.7% last year. As of March 1, 2014, the Company operated 1,072 stores in the United States and Canada, compared to 1,062 stores at the end of fiscal 2013.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2014, 2013 and 2012 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 26, 2011	967	79	1,046
Openings	13	2	15
Closings	(9)	—	(9)

Open at February 25, 2012	971	81	1,052
Openings	22	—	22
Closings	(11)	(1)	(12)

Open at March 2, 2013	982	80	1,062
Openings	26	1	27
Closings	(17)	—	(17)

Open at March 1, 2014 (1)	991	81	1,072
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2014, there were 56 of these locations in Mexico and one in El Salvador. These locations are excluded from the table above.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cost of Sales and Gross Profit

Cost of sales were 57.9% expressed as a percentage of sales in fiscal 2014, compared to 56.4% of sales in fiscal 2013. Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 42.1% expressed as a percentage of sales in fiscal 2014, compared to 43.6% a year ago. The year-over-year gross profit decline as a percentage of sales was primarily due to higher promotional and clearance activity versus last year and increased sales through the direct-to-customer channel, which have reduced merchandise margin as compared to stores.

Store occupancy costs during fiscal 2014 were $288.4 million, or 16.3% of sales, compared to $276.5 million, or 16.2% of sales, during fiscal 2013. Most occupancy costs for the fiscal year remained relatively constant as a percent of sales while rent, and repair and maintenance increased slightly. Overall, occupancy costs increased in dollars when compared to the same period last year primarily due to the increase in new store openings.

Operating Expenses and Depreciation

Selling, general and administrative expenses were $531.2 million in fiscal 2014, compared to $513.1 million in fiscal 2013, an increase of $18.1 million. This increase is largely the result of increases in variable store costs including store payroll and the continued investment in marketing of 5% of sales. This increase was due in part to the opening of a net ten new stores during fiscal 2014. In addition, relatively fixed expenses increased as a result of additional headcount and software-related expenses in support of the Company’s ‘1 Pier 1’ strategy. These increases were partly offset by a decrease in short-term incentives due to the Company not achieving its profit goals under its short-term incentive plan in fiscal 2014. As a percentage of sales, selling, general and administrative expenses were 30.0% of sales in fiscal 2014, compared to 30.1% of sales in fiscal 2013.

Depreciation and amortization for fiscal 2014 was $38.9 million, representing an increase of $7.9 million from last year’s depreciation and amortization expense of $31.0 million. This increase was primarily the result of capital expenditures in fiscal 2014, partially offset by certain assets becoming fully depreciated and store closures.

In fiscal 2014, the Company recorded operating income of $175.5 million, or 9.9% of sales, compared to $199.0 million, or 11.7% of sales, for fiscal 2013.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2014 was $0.9 million, compared to nonoperating income of $2.0 million in fiscal 2013. The increase in expense was primarily the result of the completion of deferred gain recognition during the first quarter of fiscal 2013 which related to transactions with the Company’s former proprietary credit card provider. Additionally, in conjunction with the adjustment for uncertain income tax positions discussed below, $2.8 million of accrued interest was reversed during the second quarter of fiscal 2013.

Income Taxes

The Company had an effective tax rate of 38.4% and recorded an income tax provision of $67.1 million in fiscal 2014 compared to an effective tax rate of 35.6% and an income tax provision of $71.6 million in fiscal 2013. The increase in the effective tax rate was primarily due to the favorable impact of the reversal of a portion of the Company’s reserve for uncertain income tax positions for which the statute of limitations expired during the second quarter of fiscal 2013. The decreased tax provision over the prior year was due to the Company reporting lower income in fiscal 2014.

Net Income

Net income in fiscal 2014, which consisted of 52 weeks, was $107.5 million, or $1.01 per share. Net income for fiscal 2013, which consisted of 53 weeks, was $129.4 million, or $1.20 per share, which included the impact of the Company reversing a portion of its reserve for uncertain income tax positions during the second quarter of fiscal 2013.

22    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED MARCH 2, 2013 AND FEBRUARY 25, 2012

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Sales by retail concept during fiscal years 2013 and 2012 were as follows (in thousands):

	2013	2012
Stores	$1,676,293	$1,518,200
Other (1)	28,592	15,411

Net sales	$1,704,885	$1,533,611
(1)	Other sales consisted primarily of direct-to-customer sales, wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales during fiscal 2013 were $1.705 billion for the 53-week period, an increase of 11.2%, from $1.534 billion for fiscal 2012. The increase in sales for fiscal 2013 was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2012	$1,533,611
Incremental sales growth (decline) from:
New stores opened during fiscal 2013 (1)	31,093
Stores opened during fiscal 2012	13,511
Comparable stores (2)	112,077
Comparable stores for the 53rd week of fiscal 2013	27,178
Other, including closed stores	(12,585)

Net sales for fiscal 2013	$1,704,885
(1)	Includes incremental sales of $12,544 from direct-to-customer sales.
(2)	Includes orders placed online for store pick-up of $4,057, and excludes sales at comparable stores during the 53rd week of fiscal 2013.

The total sales growth for fiscal 2013 was primarily the result of an increase in store traffic and average ticket compared to fiscal 2012. Comparable store sales increased 7.5% for the year. As of March 2, 2013, the Company operated 1,062 stores in the United States and Canada, compared to 1,052 stores at the end of fiscal 2012. The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations contributed to a ten basis point decrease in the comparable store calculation in fiscal 2013 compared to fiscal 2012. Sales on the Pier 1 credit card comprised 25.7% of U.S. store sales compared to 21.2% in fiscal 2012.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2013, 2012 and 2011 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 27, 2010	973	81	1,054
Openings	3	—	3
Closings	(9)	(2)	(11)

Open at February 26, 2011	967	79	1,046
Openings	13	2	15
Closings	(9)	—	(9)

Open at February 25, 2012	971	81	1,052
Openings	22	—	22
Closings	(11)	(1)	(12)

Open at March 2, 2013 (1)	982	80	1,062
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2013, there were 49 of these locations in Mexico and one in El Salvador. These locations are excluded from the table above.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cost of Sales and Gross Profit

Cost of sales were 56.4% expressed as a percentage of sales in fiscal 2013, compared to 57.5% of sales in fiscal 2012. Gross profit, which is calculated by deducting store occupancy costs from merchandise margin dollars, was 43.6% expressed as a percentage of sales in fiscal 2013, compared to 42.5% in fiscal 2012. During fiscal 2013, the Company maintained strong input margins, which resulted from the Company’s continued focus on maximizing margins through negotiating advantageous vendor costs and ensuring an efficient supply chain. In addition, the Company also continued to execute its disciplined and analytical buying strategies in an effort to maintain the right balance of regular, promotional and clearance pricing.

Store occupancy costs during fiscal 2013 were $276.5 million, or 16.2% of sales, compared to $265.9 million, or 17.3% of sales, during fiscal 2012. For fiscal 2013, all occupancy expenses decreased as a percentage of sales compared to fiscal 2012, with the exception of property insurance which remained relatively constant. Overall, rent expense increased in dollars primarily due to the increase in new store openings, but decreased as a percentage of sales during fiscal 2013.

Operating Expenses and Depreciation

Selling, general and administrative expenses were $513.1 million in fiscal 2013, compared to $475.2 million in fiscal 2012, an increase of $37.9 million. This increase is largely the result of increases in variable store costs including store payroll and marketing. The increases in store payroll and marketing were due in part to the opening of a net ten new stores during fiscal 2013. As a percentage of sales, selling, general and administrative expenses were 30.1% of sales in fiscal 2013, compared to 31.0% of sales in fiscal 2012. The 90 basis point improvement was due to the leveraging of store payroll and fixed expenses, and was slightly offset by increases in marketing expense as a percent of sales.

Depreciation and amortization for fiscal 2013 was $31.0 million, representing an increase of $9.8 million from fiscal 2012 depreciation and amortization expense of $21.2 million. This increase was primarily the result of capital expenditures in fiscal 2013, partially offset by certain assets becoming fully depreciated and store closures.

In fiscal 2013, the Company recorded operating income of $199.0 million, or 11.7% of sales, compared to $154.8 million, or 10.1% of sales, for fiscal 2012.

Nonoperating Income and Expense

Nonoperating income for fiscal 2013 was $2.0 million, compared to $9.3 million in fiscal 2012. The decrease was primarily the result of the completion of deferred gain recognition related to transactions with the Company’s former proprietary credit card provider. During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations had expired. This adjustment resulted in the reversal of $2.8 million of accrued interest expense, which partially offset the decrease in deferred gain recognition compared to fiscal 2012.

Income Taxes

The Company had an effective tax rate of 35.6% and recorded an income tax provision of $71.6 million in fiscal 2013, which included the impact of the Company reversing a portion of its reserve for uncertain income tax positions during the second quarter. During fiscal 2012, the Company recorded a benefit of $4.8 million. The increase over fiscal 2012 was due to the Company reporting increased income in fiscal 2013. The Company reversed its valuation allowance during the fourth quarter of fiscal 2012 and recorded a tax benefit during the period.

Net Income

Net income in fiscal 2013 was $129.4 million, or $1.20 per share. Net income for fiscal 2012 was $168.9 million, or $1.48 per share, which included the tax benefit resulting from the change in the Company’s tax valuation allowance during the fourth quarter of fiscal 2012. Excluding non-recurring tax benefits of $61.5 million, primarily resulting from the change in the Company’s tax valuation allowance, earnings per share were $0.94 for fiscal 2012.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Annual Report on Form 10-K references the non-GAAP financial measure of EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA,

24    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. This non-GAAP financial measure should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income as a measure of operating performance. A reconciliation of net income to EBITDA is shown below for the fiscal years indicated (in millions).

	2014	2013	2012
Net income (GAAP)	$107.5	$129.4	$168.9
Add back: Income tax provision (benefit)	67.1	71.6	(4.8)
Interest expense, net	1.9	0.0	2.4
Depreciation and amortization	38.9	31.0	21.2

EBITDA (non-GAAP)	$215.4	$232.0	$187.7

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $126.7 million at the end of fiscal 2014, a decrease of $104.9 million from fiscal 2013 year-end balance of $231.6 million. The decrease was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $80.3 million, $192.3 million to repurchase shares of the Company’s common stock, and cash dividends of $21.7 million. These expenditures were partially offset by cash provided by operating activities of $159.2 million.

The Company’s cash and cash equivalents totaled $231.6 million at the end of fiscal 2013, a decrease of $56.3 million from fiscal 2012 year-end balance of $287.9 million. The decrease was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including capital expenditures of $80.4 million, $100.0 million to repurchase shares of the Company’s common stock, and cash dividends of $18.0 million. These expenditures were partially offset by cash provided by operating activities of $124.0 million.

Cash Flows from Operating Activities

Operating activities provided $159.2 million of cash in fiscal 2014, primarily as a result of $107.5 million of net income and a $14.0 million increase in accounts payable, primarily due to timing of rent payments, partially offset by a $21.6 million increase in inventory. Inventory increased 6.1%, as anticipated, from the end of fiscal 2013 due to increased purchases in anticipation of increased sales for the first half of fiscal 2015. The Company continues to focus on strategically managing inventory levels and closely monitoring merchandise purchases to keep inventory in line with consumer demand.

Operating activities provided $124.0 million of cash in fiscal 2013, primarily as a result of $129.4 million of net income, and a $5.7 million increase in income taxes payable, partially offset by a $31.6 million increase in prepaid expenses and other assets, primarily due to timing of rent payments, and a $33.6 million increase in inventory. Inventory increased 10.4% from the end of fiscal 2012 due to additional inventory to support the new e-Commerce website and slightly larger purchases of select merchandise to support higher sales in the first half of fiscal 2014.

Cash Flows from Investing Activities

During fiscal 2014, the Company’s investing activities used $70.2 million, compared to $82.4 million during fiscal 2013. Total capital expenditures were $80.3 million, which included approximately $50.0 million for the opening of 27 new stores, six major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system. Dispositions of properties provided $12.6 million, primarily from the sale of all remaining company-owned store locations. These locations were subsequently leased back and the majority of the related gains will be recognized over the primary lease terms.

During fiscal 2013, the Company’s investing activities used $82.4 million, compared to $62.1 million during fiscal 2012. Total capital expenditures were $80.4 million, which included approximately $48.5 million for the opening of 22 new stores, four major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The Company also invested in the build-out of e-Commerce fulfillment space located in one of the Company’s distribution centers. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and the new point-of-sale system.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cash Flows from Financing Activities

Financing activities for fiscal 2014 used $193.9 million, primarily related to the Company using $192.3 million to repurchase the Company’s common stock and paying quarterly cash dividends of $0.05 per share per quarter for the first three quarters and $0.06 per share for the fourth quarter of fiscal 2014, totaling $21.7 million. The Company repurchased $203.9 million of its shares in fiscal 2014, $11.6 million of that amount were settled in March of fiscal 2015. Amounts repurchased but settled subsequent to year end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. These cash outflows were partially offset by the receipt of $21.2 million in proceeds related primarily to employee stock option exercises and the Company’s employee stock purchase plan.

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

Revolving Credit Facility and Term Loan Facility

On June 18, 2013, the Company amended, renewed and extended its secured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility was amended to extend the maturity date from April 4, 2016 to June 18, 2018 and increase the amount of the facility from $300 million to $350 million. The amended Revolving Credit Facility also includes a $100 million accordion feature, which under certain circumstances enables the Company to request that the facility be increased to an amount not to exceed $450 million. The Revolving Credit Facility continues to be secured by the Company’s merchandise inventory and credit card receivables. As of March 1, 2014, the Company had no cash borrowings and approximately $40.2 million in letters of credit and bankers’ acceptances outstanding. The calculated borrowing base was $328.0 million, of which approximately $287.8 million remained available for additional borrowings. At the end of fiscal 2014, the Company was in compliance with all required covenants stated in the agreement.

The Company’s Revolving Credit Facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30% of the lesser of either $350 million or the calculated borrowing base. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of the Company’s Revolving Credit Facility.

The Company expects to complete a second amendment to the Company’s Revolving Credit Facility on or about April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility that is expected to close on the same day. Substantially all of the other material terms and conditions applicable under the Revolving Credit Facility are anticipated to remain unchanged. The Revolving Credit Facility will remain secured primarily by merchandise inventory and credit card receivables and certain related assets on a first priority basis and, following the incurrence of the new senior secured term loan facility indebtedness discussed below, is expected to be secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions.

The Company expects to close a new $200 million senior secured term loan facility (the “Term Loan Facility”) on or about April 30, 2014. The Term Loan Facility is anticipated to mature on April 30, 2021 and to be secured by a second lien on all assets previously pledged as security under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. The Term Loan Facility is expected to provide for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such amounts exceed an incremental $200 million. The Term Loan Facility will be subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company will be subject to an annual excess cash flow repayment requirement, as defined in the anticipated agreement, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the expected requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter.

The Company expects net proceeds to be approximately $194 million, after payment of all fees and discounts, and estimates related interest expense to be approximately $9 million per year. A 100 basis point change in the interest rate would result in approximately $2 million of additional interest expense. The proceeds of the loan will be used for general corporate purposes, including working capital needs and capital expenditures, and share repurchases and dividends permitted under the debt agreement. At the Company’s option, borrowings are expected to bear interest, payable quarterly or, if earlier, at the end of

26    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

each interest period, at either (a) the LIBOR rate subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) plus 250 basis points per year.

The Term Loan Facility is expected to include restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Company expects that the Term Loan Facility will not require the Company to comply with any financial maintenance covenants, but is expected to contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Share Repurchase Program

During fiscal 2014, the Company repurchased approximately 9% of the Company’s common stock outstanding at the beginning of the year under the Company’s share repurchase programs announced in December 2012 and October 2013. The Company’s share repurchase program announced in December 2012 was completed on September 30, 2013, with total repurchases during fiscal 2014 of 4,525,805 shares at a weighted average cost of $22.10 per share for a total cost of $100.0 million. On October 18, 2013, the Company announced a $200 million share repurchase program. As of March 1, 2014, the Company had repurchased 5,262,452 shares of its common stock under the October 2013 program at a weighted average cost of $19.74 per share for a total cost of $103.9 million. Of the $203.9 million in total repurchases in fiscal 2014, $11.6 million were settled in March of fiscal 2015. Amounts repurchased but settled subsequent to year end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to year end, the Company utilized a total of $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average price per share of $18.95 and as of April 10, 2014, the October 2013 program was completed. Subsequent to year end, on April 10, 2014, the Company announced a new $200 million common stock share repurchase program, and as of April 25, 2014, the entire amount remained available for repurchase.

During fiscal 2013, the Company repurchased approximately 5.3% of the Company’s common stock outstanding at the beginning of the year under a share repurchase program announced in October 2011. A total of 5,822,142 shares of its common stock were repurchased at a weighted average cost of $17.18 per share for a total cost of $100.0 million.

Dividends Payable

On April 3, 2014, subsequent to year end, the Company announced a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 per share quarterly cash dividend will be paid on May 7, 2014, to shareholders of record on April 23, 2014.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Contractual Obligations

A summary of the Company’s contractual obligations and other commercial commitments as of March 1, 2014 is listed below (in thousands):

		Amount of Commitment per Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$1,212,831	$232,761	$393,353	$263,085	$323,632
Purchase obligations (1)	231,698	231,698	—	—	—
Standby letters of credit (2)	28,091	28,091	—	—	—
Industrial revenue bonds (2)	9,500	—	—	—	9,500
Interest on industrial revenue bonds (3)	85	7	13	13	52
Interest and related fees on secured credit facility (4)	5,512	1,262	2,524	1,726	—
Other obligations (5) (6)	60,252	9,514	22,666	1,773	26,299

Total	$1,547,969	$503,333	$418,556	$266,597	$359,483
(1)

As of March 1, 2014, the Company had approximately $231.7 million of outstanding purchase orders, which were primarily related to merchandise inventory, and included $2.4 million in merchandise letters of credit and bankers’ acceptances. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has an outstanding standby letter of credit totaling $9.7 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(3)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2014 year end and exclude fees for the related standby letter of credit which are included elsewhere in this table.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused balance fees on the Company’s $350 million secured credit facility. Fees are calculated based upon balances at fiscal 2014 year end and the applicable rates in effect under the terms of the Company’s $350 million secured credit facility.

(5)

Other obligations include various commitments including the Company’s liability under its unfunded retirement plans. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(6)

Excluded from this table, but recorded on the Company’s balance sheet, is the portion of reserves for uncertain tax positions of $0.5 million for which the Company is not reasonably able to estimate when or if cash settlement with the respective taxing authority will occur.

The present value of the Company’s minimum future operating lease commitments discounted at 10% was $878.3 million at fiscal 2014 year end, compared to $798.7 million at fiscal 2013 year end.

The Company expects to close a new Term Loan Facility on or about April 30, 2014. The Term Loan Facility is expected to require principal payments of $0.5 million per quarter, beginning on or about September 30, 2014, with the remainder due in 2021. The Company expects interest payments to be approximately $9.0 million per year based on rates expected to be in effect at issuance. These amounts are not included in the table above. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of the Company’s Term Loan Facility.

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants in the Company’s supplemental retirement plans. These trusts consisted of interest bearing investments of less than $0.1 million at both March 1, 2014 and March 2, 2013, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets consisted of investments totaling $6.7 million and $3.7 million at March 1, 2014 and March 2, 2013, respectively, and were included in other noncurrent assets. The investments were held primarily in mutual funds and are stated at fair value. Some of these trusts also own and are the beneficiaries of life insurance policies with cash surrender values of approximately $6.7 million at March 1, 2014, and death benefits of approximately $13.1 million. In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that were unrestricted as to use at the end of fiscal 2014. The cash surrender value of these unrestricted policies was approximately $18.1 million at March 1, 2014, and was included in other noncurrent assets. These policies had a death benefit of approximately $26.4 million at March 1, 2014. At the discretion of the Board of Directors, contributions of cash or unrestricted life insurance policies may be made to the trusts.

Sources of Working Capital

The Company’s sources of working capital for fiscal 2014 were primarily from operations. The Company has a variety of sources for liquidity, which include available cash balances and available lines of credit. The Company’s current plans for fiscal 2015 include the Term Loan Facility discussed above, a capital expenditure budget similar to that of fiscal 2014, cash dividends and share repurchases as discussed above. The Company does not presently anticipate any other significant cash outflows in fiscal 2015 other than those discussed herein or those occurring in the normal course of business.

28    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures. The Company’s focus remains on making conservative inventory purchases, managing those inventories, and continuing to evolve the Company’s merchandise offering while at the same time maximizing its revenues, seeking out ways to make its cost base more efficient and effective and preserving liquidity. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, including debt related payments, capital expenditure requirements, cash dividends and share repurchases through fiscal 2015.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases, letters of credit and purchase obligations discussed above, the Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates. The Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to the Company’s financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies are subject to market risk exposure that would be considered material, and, as a result, has not provided a sensitivity analysis. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

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

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $4.5 million, $4.3 million and $3.8 million in fiscal 2014, 2013 and 2012, respectively.

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s distribution center using vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing products. Carrying values of inventory are analyzed and to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns are recorded to reduce the retail price of such slow-moving merchandise as needed. Since the determination of carrying values of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

The Company recognizes known inventory losses, shortages and damages when incurred and makes a provision for estimated shrinkage. The amount of the provision is estimated based on historical experience from the results of its physical inventories.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    29

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

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1.0 million per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $20.5 million and $21.4 million at March 1, 2014 and March 2, 2013, respectively. The recorded liability for general liability claims and fees was $6.6 million and $5.9 million at March 1, 2014 and March 2, 2013, respectively.

The assumptions made in determining the above estimates are reviewed monthly and the liability adjusted accordingly as new facts are developed. Changes in circumstances and conditions affecting the assumptions used in determining the liabilities could cause actual results to differ from the Company’s recorded amounts.

Defined benefit plans — The Company maintains supplemental retirement plans (the “Plans”) for certain of its current and former executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the Plans may impact current and future benefit costs.

Stock-based compensation — For restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant occurs on a day when the Company’s stock is not traded, then the closing price on the last trading day before the date of grant is used. Restricted stock grants include time-based and performance-based shares. The time-based awards typically vest ratably over a three-year period beginning on the first anniversary of the grant date provided that the participant is employed on the vesting date. The total fair market value of the grant of the restricted stock shares is expensed over the requisite service period. A portion of the performance-based shares vests upon the Company satisfying certain performance targets. Performance based shares are considered granted for accounting purposes on the date the performance targets are set, and the fair market value at that date is expensed over the requisite service period. The remaining performance-based shares are based on a market condition and will vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and will be expensed on a straight-line basis over the performance period.

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records estimated reserves for uncertain tax benefits for foreign and domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its reserves for uncertain tax benefits or its deferred tax assets or liabilities, which could impact its effective tax rate.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

30    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from March 2, 2013.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, from time to time, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. On occasion, the Company may consider utilizing contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales and the impact was immaterial. At March 1, 2014, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The expected interest rate exposure on the Company’s Revolving Credit Facility, Term Loan Facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of March 1, 2014, the Company had $9.5 million in long-term debt outstanding related to its industrial revenue bonds and no cash borrowings outstanding on its Revolving Credit Facility. Subsequent to year end, the Company expects to close a new $200 million Term Loan Facility with a variable interest rate. The Company expects interest payments to be approximately $9.0 million per year based on rates expected to be in effect at issuance. A hypothetical 100 basis point change in the interest rate would result in approximately $2.0 million of additional interest expense.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of March 1, 2014 and March 2, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at March 1, 2014 and March 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of March 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated April 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 29, 2014

32    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	52 Weeks Ended March 1, 2014	53 Weeks Ended March 2, 2013	52 Weeks Ended February 25, 2012
Net sales	$1,771,743	$1,704,885	$1,533,611
Cost of sales	1,026,180	961,826	882,449

Gross profit	745,563	743,059	651,162
Selling, general and administrative expenses	531,190	513,085	475,162
Depreciation and amortization	38,873	30,988	21,240

Operating income	175,500	198,986	154,760
Nonoperating (income) and expenses:
Interest, investment income and other	(1,721)	(2,757)	(12,434)
Interest expense	2,572	743	3,087

	851	(2,014)	(9,347)

Income before income taxes	174,649	201,000	164,107
Income tax provision (benefit)	67,118	71,556	(4,831)

Net income	$107,531	$129,444	$168,938

Earnings per share:
Basic	$1.03	$1.22	$1.50

Diluted	$1.01	$1.20	$1.48

Dividends declared per share:	$0.21	$0.17	$—

Average shares outstanding during period:
Basic	104,121	106,222	112,534

Diluted	106,248	108,259	114,390

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    33

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	52 Weeks Ended March 1, 2014	53 Weeks Ended March 2, 2013	52 Weeks Ended February 25, 2012
Net income	$107,531	$129,444	$168,938
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of taxes of $857, $255, and $(1,483), respectively	(2,391)	(918)	(2,050)
Pension adjustments, net of taxes of $(701), $(447),and $1,047, respectively	1,105	563	(1,639)

Other comprehensive loss	(1,286)	(355)	(3,689)

Comprehensive income	$106,245	$129,089	$165,249

The accompanying notes are an integral part of these financial statements.

34    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

CONSOLIDATED BALANCE SHEETS

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	March 1, 2014	March 2, 2013
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $121,446 and $191,568, respectively	$126,695	$231,556
Accounts receivable, net of allowance for doubtful accounts of $398 and $497, respectively	24,614	22,309
Inventories	377,650	356,053
Prepaid expenses and other current assets	47,547	49,016

Total current assets	576,506	658,934
Properties, net	183,352	150,615
Other noncurrent assets	43,765	47,666

	$803,623	$857,215

LIABILITES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,238	$58,701
Gift cards and other deferred revenue	57,428	51,740
Accrued income taxes payable	14,025	25,249
Other accrued liabilities	110,278	112,437

Total current liabilities	265,969	248,127
Long-term debt	9,500	9,500
Other noncurrent liabilities	78,722	62,457
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized
125,232,000 issued	125	125
Paid-in capital	235,637	233,518
Retained earnings	660,040	574,206
Cumulative other comprehensive loss	(6,114)	(4,828)
Less — 26,517,000 and 18,906,000 common shares in treasury, at cost, respectively	(440,256)	(265,890)

	449,432	537,131
	$803,623	$857,215

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    35

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks Ended March 1, 2014	53 Weeks Ended March 2, 2013	52 Weeks Ended February 25, 2012
Cash flow from operating activities:
Net income	$107,531	$129,444	$168,938
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	45,803	38,431	30,949
Stock-based compensation expense	11,984	12,337	6,199
Deferred compensation	6,739	6,192	5,612
Deferred income taxes	13,907	19,928	(41,915)
Excess tax benefit from stock-based awards	(2,265)	(4,814)	(1,679)
Amortization of deferred gains	(3,180)	(6,917)	(36,644)
Change in reserve for uncertain tax positions	6,241	(6,252)	629
Other	(3,665)	(2,087)	3,888
Change in cash from:
Inventories	(21,597)	(33,571)	(10,712)
Proprietary credit card receivables	(1,585)	(2,019)	171
Prepaid expenses and other assets	(6,697)	(31,620)	(8,245)
Accounts payable and accrued expenses	14,034	(5,516)	6,824
Accrued income taxes payable, net of payments	(8,018)	10,513	18,206

Net cash provided by operating activities	159,232	124,049	142,221

Cash flow from investing activities:
Capital expenditures	(80,306)	(80,363)	(62,316)
Proceeds from disposition of properties	12,593	217	1,350
Proceeds from sale of restricted investments	758	1,290	471
Purchase of restricted investments	(3,196)	(3,567)	(1,575)

Net cash used in investing activities	(70,151)	(82,423)	(62,070)

Cash flow from financing activities:
Cash dividends	(21,697)	(17,989)	—
Purchases of treasury stock	(192,284)	(100,000)	(100,000)
Proceeds from stock options exercised, stock purchase plan and other, net	18,923	15,237	7,664
Excess tax benefit from stock-based awards	2,265	4,814	1,679
Debt issuance costs	(1,149)	—	(3,097)

Net cash used in financing activities	(193,942)	(97,938)	(93,754)

Change in cash and cash equivalents	(104,861)	(56,312)	(13,603)
Cash and cash equivalents at beginning of period	231,556	287,868	301,471

Cash and cash equivalents at end of period	$126,695	$231,556	$287,868
Supplemental cash flow information:
Interest paid	$3,133	$3,563	$4,812

Income taxes paid	$56,659	$43,740	$18,751

The accompanying notes are an integral part of these financial statements.

36    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance February 26, 2011	117,484	$125	$243,051	$293,813	$(784)	$(123,353)	$412,852
Net income		—	—	168,938	—	—	168,938
Other comprehensive loss	—	—	—	—	(3,689)	—	(3,689)
Purchases of treasury stock	(9,499)	—	—	—	—	(100,000)	(100,000)
Stock-based compensation expense	820	—	(6,859)	—	—	13,058	6,199
Exercise of stock options, stock purchase plan, and other	915	—	(4,273)	—	—	13,616	9,343

Balance February 25, 2012	109,720	$125	$231,919	$462,751	$(4,473)	$(196,679)	$493,643

Net income		—	—	129,444	—	—	129,444
Other comprehensive loss	—	—	—	—	(355)	—	(355)
Purchases of treasury stock	(5,822)	—	—	—	—	(100,000)	(100,000)
Stock-based compensation expense	809	—	2,128	—	—	10,209	12,337
Exercise of stock options, stock purchase plan, and other	1,619	—	(529)	—	—	20,580	20,051
Cash dividends ($0.17 per share)	—	—	—	(17,989)	—	—	(17,989)

Balance March 2, 2013	106,326	$125	$233,518	$574,206	$(4,828)	$(265,890)	$537,131

Net income		—	—	107,531	—	—	107,531
Other comprehensive loss	—	—	—	—	(1,286)	—	(1,286)
Purchases of treasury stock	(9,788)	—	—	—	—	(203,892)	(203,892)
Stock-based compensation expense	680	—	2,381	—	—	9,603	11,984
Exercise of stock options, stock purchase plan, and other	1,497	—	(262)	—	—	19,923	19,661
Cash dividends ($0.21 per share)	—	—	—	(21,697)	—	—	(21,697)

Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is an original global importer of home décor and furniture, with retail stores located in the United States and Canada. Additionally, the Company has merchandise primarily in “store within a store” locations in Mexico and El Salvador that are operated by Sears Operadora de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively. During fiscal 2013, the Company executed the launch of its new e-Commerce enabled website, Pier1.com.

Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiary companies, and all intercompany transactions and balances have been eliminated.

Segment information – The Company is a specialty retailer that offers a broad range of products in its stores and on its website and conducts business as one operating segment. The Company’s domestic operations provided 92.0%, 91.4% and 91.1% of its net sales, with 7.3%, 7.9% and 8.2% provided by stores in Canada, and the remainder from royalties primarily received from Sears Operadora de Mexico S.A. de C.V. during fiscal 2014, 2013 and 2012, respectively. As of March 1, 2014, March 2, 2013, and February 25, 2012, $5,578,000, $5,344,000 and $5,061,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

Use of estimates — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made in the prior years’ consolidated statements of cash flows to conform to the fiscal 2014 presentation. These reclassifications had no effect on the major categories within the cash flow statement.

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2014 ended March 1, 2014, fiscal 2013 ended March 2, 2013, and fiscal 2012 ended February 25, 2012. Both fiscal 2014 and 2012 consisted of 52-week years and fiscal 2013 was a 53-week year.

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations and are classified as non-current assets. As of March 1, 2014 and March 2, 2013, the Company’s short-term investments classified as cash equivalents included investments primarily in mutual funds totaling $121,446,000 and $191,568,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive loss. As of March 1, 2014, March 2, 2013, and February 25, 2012, the Company had cumulative other comprehensive loss balances of ($3,696,000), ($1,304,000) and ($386,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2014, 2013 and 2012 resulted in other comprehensive loss, net of tax, as applicable, of ($2,391,000), ($918,000) and ($2,050,000), respectively. Taxes on the portion of the cumulative currency translation adjustment considered not to be permanently reinvested abroad were immaterial in fiscal 2014, 2013 and 2012.

Concentrations of risk — The Company has risk of geographic concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 58.2% of its sales derived from merchandise produced in China, approximately 12.6% derived from merchandise produced in India and approximately 19.5% collectively derived from merchandise produced in Vietnam, Indonesia and the United States. The remaining sales were from merchandise produced in various other countries around the world.

38    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of March 1, 2014 or March 2, 2013.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

From time to time, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. At March 1, 2014 and March 2, 2013, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. The changes in fair value and settlement of these contracts were not material and were included in cost of sales for forwards related to merchandise purchases, and in selling, general and administrative expense for the contracts associated with the repatriation of Canadian funds.

When the Company enters into forward foreign currency exchange contracts, it enters into them with major financial institutions and monitors its positions with, and the credit quality of, these counterparties to such financial instruments.

Accounts Receivable — The Company’s accounts receivable are stated at carrying value less an allowance for doubtful accounts. These receivables consist largely of third-party credit card receivables for which collection is reasonably assured. The remaining receivables are periodically evaluated for collectability, and an allowance for doubtful accounts is recorded as appropriate.

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s distribution center using vendor invoices, the cost of warehousing and transporting merchandise to the stores and other direct costs associated with purchasing merchandise.

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The reserves for estimated shrinkage at the end of fiscal 2014 and 2013 were $5,120,000 and $7,156,000, respectively.

Properties, maintenance and repairs — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally 30 years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution centers including related equipment is included in cost of sales. All other depreciation costs are included in depreciation and amortization and were $38,873,000, $30,988,000 and $21,240,000 in fiscal 2014, 2013 and 2012, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded no material impairment charges in fiscal 2014, 2013 or 2012.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $20,480,000 and $21,356,000 at March 1, 2014 and March 2, 2013, respectively. The recorded liability for general liability claims and fees was $6,619,000 and $5,916,000 at March 1, 2014 and March 2, 2013, respectively.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal 2014 and 2013 were $2,748,000 and $2,927,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties received from Sears Operadora de Mexico S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales.

Cost of sales — Cost of sales includes the cost of the merchandise, buying expenses, costs related to the Company’s distribution network (including depreciation) and store occupancy expenses. The costs incurred by the Company for shipping and handling are recorded in cost of sales.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $4,455,000, $4,348,000 and $3,785,000 in fiscal 2014, 2013 and 2012, respectively.

Leases — The Company leases certain property consisting principally of retail stores, warehouses, its home office and material handling and office equipment under operating leases expiring through fiscal 2029. Most retail store locations were leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over this lease term, including free rent periods prior to the opening of its stores. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term.

Advertising costs — Advertising production costs are expensed the first time the advertising takes place and all other advertising costs are expensed as incurred. Advertising costs were $76,071,000, $71,214,000 and $62,405,000 in fiscal 2014, 2013 and 2012, respectively. Prepaid advertising at the end of fiscal years 2014 and 2013 was $2,951,000 and $2,426,000, respectively.

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

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheet and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries. At any point in time, multiple tax years are subject to audit by various jurisdictions and the Company records estimated reserves for uncertain tax benefits for foreign and domestic tax audits. However, negotiations with taxing authorities may yield results different from those currently estimated. See Note 8 of the Notes to Consolidated Financial Statements for further discussion.

Earnings per share — Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have

40    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2014	2013	2012
Net Income	$107,531	$129,444	$168,938

Weighted average shares outstanding:
Basic	104,121	106,222	112,534
Effect of dilutive stock options	1,268	1,337	1,214
Effect of dilutive restricted stock	859	700	642

Diluted	106,248	108,259	114,390

Earnings per share:
Basic	$1.03	$1.22	$1.50

Diluted	$1.01	$1.20	$1.48

A total of 6,624; 961,575 and 2,968,250 outstanding stock options and shares of unvested restricted stock were excluded from the computation of fiscal 2014, 2013 and 2012 earnings per share, respectively, as the effect would be antidilutive.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and certain performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. A portion of the performance-based shares vests upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. The remaining performance-based shares are based on a market condition and will vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of any forfeiture adjustments was insignificant.

Adoption of new accounting standards — In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends current comprehensive income guidance. This accounting update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. This guidance was effective for the Company beginning in the first quarter of fiscal 2014 and the required disclosure is included in Note 5 of the Notes to Consolidated Financial Statements.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTIES

Properties are summarized as follows at March 1, 2014 and March 2, 2013 (in thousands):

	2014	2013
Land	$535	$4,256
Buildings	8,087	12,394
Equipment, furniture, fixtures and other	303,822	306,094
Leasehold improvements	203,938	192,562
Computer software	85,157	112,755
Projects in progress	6,059	5,621

	607,598	633,682
Less accumulated depreciation and amortization	424,246	483,067

Properties, net	$183,352	$150,615

During fiscal 2014, the Company sold all remaining company-owned store locations including the buildings and accompanying land for net proceeds of approximately $12,379,000. The Company also entered into lease agreements for each of these locations. The leases have primary terms ranging from five years to ten years with renewal options and provisions similar to the Company’s existing store leases. The related gain on the sale of the properties was approximately $7,338,000, the majority of which was deferred and will be recognized over the expected lease term of each respective location. The remaining deferred gain of $6,358,000 is primarily included in other noncurrent liabilities as of March 1, 2014.

NOTE 3 — OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at March 1, 2014 and March 2, 2013 (in thousands):

	2014	2013
Accrued payroll and other employee-related liabilities	$46,275	$60,867
Accrued taxes, other than income	27,200	22,608
Rent-related liabilities	6,946	9,973
Other	29,857	18,989

Other accrued liabilities	$110,278	$112,437

	2014	2013
Rent-related liabilities	$23,444	$18,057
Deferred gains	7,573	4,788
Retirement benefits	42,050	37,502
Other	5,655	2,110

Other noncurrent liabilities	$78,722	$62,457

NOTE 4 — LONG-TERM DEBT AND AVAILABLE CREDIT

Industrial Revenue Bonds — Long-term debt consisted entirely of industrial revenue bonds at March 1, 2014, and March 2, 2013. The Company’s industrial revenue bond loan agreements have been outstanding since fiscal 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 1.9%, 2.4% and 2.7% for fiscal 2014, 2013 and 2012, respectively.

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). Provided that there is no default and no default would occur as a result thereof, the

42    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company may request that the Revolving Credit Facility be increased to an amount not to exceed $450,000,000. This facility matures in June 2018 and is secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate plus a spread varying from 125 to 175 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate (as defined in the Revolving Credit Facility) plus a spread varying from 25 to 75 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility. The Company pays a fee ranging from 125 to 175 basis points per year for standby letters of credit depending on the average daily availability as defined by the agreement, 62.5 to 87.5 basis points per year for trade letters of credit, and a commitment fee of 25 basis points per year for any unused amounts. As of March 1, 2014, the fee for standby letters of credit was 125 basis points per year and 62.5 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

The Revolving Credit Facility includes a requirement that the Company has minimum availability equal to the greater of 10% of the line cap, as defined under the Revolving Credit Facility, or $20,000,000. The Company’s Revolving Credit Facility may limit its ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case, subject to certain exceptions. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30% of the lesser of either $350,000,000 or the calculated borrowing base.

During fiscal 2014, 2013 and 2012, the Company had no cash borrowings under the Revolving Credit Facility. As of March 1, 2014, the Company’s borrowing base, as defined by the agreement, was $327,950,000. This borrowing base calculation was subject to advance rates and commercially reasonable availability reserves. As of March 1, 2014, the Company utilized approximately $40,190,000 in letters of credit and bankers’ acceptances against the Revolving Credit Facility. Of the outstanding balance, approximately $2,384,000 related to trade letters of credit and bankers’ acceptances for merchandise purchases, $18,975,000 related to a standby letter of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to a standby letter of credit related to the Company’s industrial revenue bonds and $9,116,000 related to other miscellaneous standby letters of credit. After excluding the $40,190,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $287,760,000 remained available for cash borrowings.

Subsequent events

Revolving Credit Facility — The Company expects to complete a second amendment to the Company’s Revolving Credit Facility on or about April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility that is expected to close on the same day. Substantially all of the other material terms and conditions applicable under the Revolving Credit Facility are anticipated to remain unchanged. The Revolving Credit Facility will remain secured primarily by merchandise inventory and credit card receivables and certain related assets on a first priority basis and, following the incurrence of the new senior secured term loan facility indebtedness discussed below, is expected to be secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions.

Term Loan Facility — The Company expects to close a new $200,000,000 senior secured term loan facility (the “Term Loan Facility”) on or about April 30, 2014. The Term Loan Facility is anticipated to mature on April 30, 2021 and to be secured by a second lien on all assets previously pledged as security under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. The Term Loan Facility is expected to provide for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such amounts exceed an incremental $200,000,000. The Term Loan Facility will be subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company will be subject to an annual excess cash flow repayment requirement, as defined in the anticipated agreement, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the expected requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter.

The Company expects net proceeds to be approximately $194,000,000, after payment of all fees and discounts, and estimates related interest expense to be approximately $9,000,000 per year. A 100 basis point change in the interest rate would result in approximately $2,000,000 of additional interest expense. The proceeds of the loan will be used for general corporate purposes, including working capital needs and capital expenditures, and share repurchases and dividends permitted under the

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt agreement. At the Company’s option, borrowings are expected to bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) plus 250 basis points per year.

The Term Loan Facility is expected to include restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Company expects that the Term Loan Facility will not require the Company to comply with any financial maintenance covenants, but is expected to contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

NOTE 5 — EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan to all of its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. During fiscal 2014, 2013 and 2012, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. Company contributions to the plan were $2,071,000, $2,119,000 and $1,869,000 in fiscal 2014, 2013, and 2012, respectively.

In addition, the Company offers non-qualified deferred compensation plans for the purpose of providing deferred compensation for certain employees whose benefits under the qualified plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for these non-qualified plans was $1,381,000, $1,051,000 and $744,000 for fiscal 2014, 2013 and 2012, respectively. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of these non-qualified deferred compensation plans, and contributed $3,196,000 and used $758,000 to satisfy a portion of retirement obligations during fiscal 2014. The Company also contributed $2,773,000 and used $497,000 to satisfy a portion of retirement obligations during fiscal 2013. As of March 1, 2014 and March 2, 2013, the trusts’ assets included investments with an aggregate value of $6,673,000 and $3,732,000, respectively. The investments were held primarily in mutual funds and are classified as noncurrent assets. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for these restricted investments as trading securities. The trust assets also consisted of life insurance policies, which were classified as noncurrent assets, with cash surrender values of $6,728,000 as of March 1, 2014 and $6,556,000 as of March 2, 2013, and death benefits of $13,127,000 and $13,090,000 as of March 1, 2014 and March 2, 2013, respectively. The trust assets are restricted and may only be used to satisfy obligations to plan participants. The Company owns and is the beneficiary of a number of insurance policies on the lives of current and former key executives that are unrestricted as to use. At the discretion of the Board of Directors such policies could be contributed to these trusts or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of these unrestricted policies was $18,068,000 at March 1, 2014, and the death benefit was $26,362,000. These cash surrender values are carried in the Company’s consolidated financial statements in other noncurrent assets.

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the Plans of $4,023,000, $3,423,000 and $2,759,000 in fiscal 2014, 2013 and 2012, respectively.

The Plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the defined benefit plan obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $17,000 that are included in other noncurrent assets at both March 1, 2014 and March 2, 2013. These investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for these restricted investments as available-for-sale securities. Cash contributions of $0 and $794,000 were made to the trust in fiscal 2014 and 2013, respectively. Any future contributions will be made at the discretion of the Board of Directors. Restricted investments from the trust were sold to fund retirement benefits of $0 and $794,000 in fiscal 2014 and 2013, respectively. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $127,000 during fiscal 2015, $17,503,000 during fiscal 2016, $3,443,000 during fiscal 2017, $127,000 during fiscal 2018, $127,000 during fiscal 2019 and $7,465,000 during fiscal years 2020 through 2024. This schedule of payments assumes that the President and Chief Executive Officer’s (the “CEO”) balance will be paid at the conclusion of his existing employment agreement, which could be amended or renewed prior to that date.

44    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measurement of obligations for the Plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the Plans as of March 1, 2014 and March 2, 2013 (in thousands):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$25,573	$23,519
Service cost	1,456	1,353
Interest cost	765	740
Actuarial (gain) loss	(188)	854
Benefits paid (including settlements)	(125)	(893)

Projected benefit obligation, end of year	$27,481	$25,573

Reconciliation of funded status:
Projected benefit obligation	$27,481	$25,573
Plan assets	—	—

Funded status	$(27,481)	$(25,573)

Accumulated benefit obligation	$(27,481)	$(25,573)

Amounts recognized in the balance sheets:
Current liability	$(127)	$(129)
Noncurrent liability	(27,354)	(25,444)
Accumulated other comprehensive loss, pre-tax	4,724	6,714

Net amount recognized	$(22,757)	$(18,859)

Cumulative other comprehensive loss, net of taxes of $3,261 and $4,033 in fiscal 2014 and 2013, respectively	$1,463	$2,681

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	3.00%	3.00%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase (1)	0.00%	3.00%
Net periodic benefit cost for years ended:
Discount rate	3.00%	3.25%
Lump-sum conversion discount rate	5.00%	5.00%
Rate of compensation increase	3.00%	0.00%
(1)

The rate of compensation increase shown above assumes an increase of 0% for fiscal year 2015 and 3.0% for fiscal years thereafter for all participants except for the Company’s CEO. The CEO’s rate of compensation is set forth in his employment agreement.

Net periodic benefit cost included the following actuarially determined components during fiscal 2014, 2013, and 2012 as shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	2014	2013	2012
Service cost	$1,456	$1,353	$1,118
Interest cost	765	740	779
Amortization of unrecognized prior service cost	410	410	410
Amortization of net actuarial loss	1,392	1,408	452
Settlement	—	(488)	—

Net periodic benefit cost	$4,023	$3,423	$2,759

As of March 1, 2014 and March 2, 2013, cumulative other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $736,000 and $1,146,000, and net actuarial loss of $3,988,000 and $5,568,000, respectively. During fiscal 2014, 2013 and 2012, $188,000, ($854,000) and ($3,363,000),

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, were recognized in other comprehensive income related to net actuarial gain (loss) for the period. The estimated prior service cost and net actuarial loss that will be amortized from cumulative other comprehensive loss into net periodic cost in fiscal 2015 are $410,000 and $1,329,000, respectively.

NOTE 6 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On March 23, 2006, the Board of Directors approved the adoption of the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares (not to exceed 560,794 shares) that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (the “1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan, increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under these prior plans that cease to be subject to such awards. As of March 1, 2014, there were a total of 3,954,611 shares available for issuance under the 2006 Plan.

Restricted stock awarded to the Chief Executive Officer — On June 13, 2012, upon the recommendation of the Compensation Committee, the Board of Directors approved a renewal and extension of the CEO’s employment agreement. This renewal and extension provides that a total of 1,125,000 shares of restricted stock will be awarded over a three-year period that began during fiscal 2014. 540,000 of the shares are time-based and the remaining 585,000 shares are performance-based. In accordance with the accounting guidance on equity compensation, all 540,000 shares of the time-based restricted stock included in the renewed and extended employment agreement had a grant date as of the date of the employment agreement, which was June 13, 2012. On the date the employment agreement was signed, June 13, 2012, both the Company and the CEO had a mutual understanding of all key terms and conditions related to the time-based restricted stock awards and the Company became obligated to issue the restricted stock awards to the CEO, subject only to his continued employment. In addition, all necessary approvals from both the Company’s Compensation Committee and Board of Directors were obtained on June 13, 2012, for the restricted stock awards. Therefore, on June 13, 2012, the Company began expensing these time-based shares, which had a grant date fair value of $15.58 per share. The Company did not begin expensing any of the performance-based awards during fiscal 2013 because the performance-based metrics, which are a key term of the awards, had not been established and, therefore, both parties did not have a mutual understanding of all key terms of the performance-based awards.

During fiscal 2014, pursuant to the renewal and extension described above, the CEO received performance-based shares of restricted stock that vest equally over a period of three fiscal years if the Company achieves certain fiscal year targeted levels of a performance measure for each year as defined in the agreement. Shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of the performance measure are achieved. The vesting of performance-based shares will occur on the date the Company’s Form 10-K is filed with the Securities and Exchange Commission for each respective fiscal year. In accordance with accounting guidelines, one-third of the performance-based shares had a grant date in fiscal 2014 and the Company began expensing these shares during fiscal 2014. The remaining two-thirds of the performance shares did not have a grant date in fiscal 2014 because the performance targets for future fiscal years, which are a key term of the award, have not been established and, therefore, both parties did not have a mutual understanding of all key terms of the award. The CEO must be employed by the Company on the last day of each respective fiscal year in order for the performance-based shares to vest. These shares could also vest under certain termination events. During fiscal 2014, the Company also began expensing performance-based restricted shares awarded in previous fiscal years that were based on the fiscal 2014 performance target. These performance-based shares expensed during fiscal 2014 had a grant date fair value of $21.79 per share. In addition, the CEO also received an award of performance-based shares during fiscal 2014 that are based on a market condition and will vest following the end of fiscal 2016 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The grant date fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares at $13.06 per share during fiscal 2014.

Restricted stock awarded to certain employees — During fiscal 2014, the Company awarded long-term incentive awards under the 2006 Plan to certain employees. Fiscal 2014 long-term incentive awards were comprised of restricted stock grants that were divided between time-based and two different types of performance-based awards. The time-based shares vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the award date provided that the participant is employed on the vesting date, and in accordance with accounting guidelines, the Company began expensing the time-based shares during fiscal 2014. The first portion of the performance-based shares vest 33% upon the Company satisfying a certain targeted level of a performance measure in fiscal 2014, and will vest 33% and 34% for each of the following two fiscal years, respectively, upon the Company satisfying a certain targeted level of a performance measure for the respective fiscal year, provided that vesting for each fiscal year is conditioned upon the participant being employed on the date of filing of the

46    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s Annual Report on Form 10-K with the SEC for the applicable fiscal year. In accordance with accounting guidelines, only 33% of fiscal 2014 performance-based shares had a grant date in fiscal 2014 because the targeted performance measure for future fiscal years, which are a key term of the award, had not been established and, therefore, both parties did not have a mutual understanding of all key terms of the award. Shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of the performance measure are achieved. The second portion of the performance-based shares awarded in fiscal 2014 are based on a market condition and will vest following the end of fiscal 2016 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares at $12.57 per share during fiscal 2014.

As of March 1, 2014 and March 2, 2013, the Company had 1,793,826 and 2,056,357 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2014, 635,101 shares of restricted stock were awarded, 807,812 shares of restricted stock vested, and 89,820 shares of restricted stock were forfeited. During fiscal 2013, 1,183,303 shares of restricted stock were awarded, 786,932 shares of restricted stock vested, and 21,292 shares of restricted stock were forfeited. The weighted average fair market value at the date of grant of the restricted stock shares awarded during fiscal 2014 was $19.27 per share and is being expensed over the requisite service period. This amount does not include performance-based restricted shares that the Company will begin expensing in future fiscal years when the targeted performance measures are set, but does include performance-based restricted shares awarded in previous fiscal years that were based on a fiscal 2014 targeted performance measure.

Restricted stock compensation expense — Compensation expense for restricted stock was $11,890,000, $12,167,000 and $5,737,000 in fiscal 2014, 2013 and 2012, respectively. For performance-based awards, the grant date fair value is based on the probable outcome of Pier 1 Imports achieving performance targets. However, targets for fiscal 2014 were not achieved, the maximum number of shares did not vest and as a result, compensation expense was lowered by $1,475,000 in fiscal 2014. As of March 1, 2014, there was $13,574,000 of total unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of 1.62 years. The total fair value of restricted stock awards vested was $17,810,000, $15,339,000 and $8,016,000 in fiscal 2014, 2013 and 2012, respectively.

The Company realized a total tax benefit related to stock-based compensation of $3,993,000, $7,605,000 and $4,296,000 during fiscal years 2014, 2013 and 2012, respectively, of which $2,265,000, $4,814,000 and $1,679,000 were recorded as excess tax benefits. See Note 8 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Stock options — On January 27, 2007, the Board of Directors approved an initial employment agreement effective February 19, 2007, for the CEO. Under the employment agreement, the CEO received stock option grants. These options have a term of ten years from the grant date. As of March 1, 2014, outstanding options covering 944,000 shares were exercisable. The options were granted as an employment inducement award, and not under any stock option or other equity incentive plan adopted by the Company.

As of March 1, 2014 and March 2, 2013, outstanding options covering 405,400 and 607,775 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Employee options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The employee options are fully vested upon death, disability or retirement of the employee. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Additionally, outstanding options covering 481,500 and 1,360,500 shares were exercisable under the Company’s previous stock plans at fiscal years ended 2014 and 2013, respectively. As of March 1, 2014, there were no shares available for grant under these previous stock plans. During the term of the 2006 Plan, all future stock option grants will be made from the plan.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years ended March 1, 2014 is as follows:

		Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Exercisable Shares
	Shares			Number of Shares	Weighted Average Exercise Price
Outstanding at February 26, 2011	7,210,150	$12.14		6,897,450	$12.36
Options granted	6,600	11.47	$9.43
Options exercised	(893,275)	7.97
Options cancelled or expired	(588,000)	18.23

Outstanding at February 25, 2012	5,735,475	12.16		5,620,525	12.26
Options granted	11,900	18.80	14.75
Options exercised	(1,545,500)	11.08
Options cancelled or expired	(713,750)	20.09

Outstanding at March 2, 2013	3,488,125	11.05		3,468,275	11.02
Options granted	13,248	23.19	6.70
Options exercised	(1,627,500)	12.90
Options cancelled or expired	(16,000)	17.28

Outstanding at March 1, 2014	1,857,873	9.45		1,830,900	9.31

For options outstanding at March 1, 2014			Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price- Exercisable Shares
Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price		Shares Currently Exercisable
$4.24 — $6.69	964,000	$6.64	3.01	964,000	$6.64
$7.42 — $11.27	385,625	7.62	3.27	384,125	7.62
$11.47 — $17.25	478,100	15.90	0.84	474,800	15.93
$18.49 — $23.19	30,148	20.68	7.30	7,975	18.61

As of March 1, 2014, the weighted average remaining contractual term for outstanding and exercisable options was 2.58 years and 2.49 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was $17,645,000 and $17,604,000, respectively, at fiscal 2014 year end. The total intrinsic value of options exercised for fiscal years 2014, 2013 and 2012 was approximately $16,380,000, $13,420,000 and $3,557,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

At March 1, 2014, there was approximately $189,000 of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.4 years. The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $94,000, $170,000 and $462,000 in fiscal 2014, 2013 and 2012, respectively.

Director deferred stock units — The 2006 Plan and the 1999 Stock Plan also authorize director deferred stock unit awards to non-employee directors. During fiscal 2014, directors could elect to defer all or a portion of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. There were 683,380 shares and 647,027 shares deferred, but not delivered, as of March 1, 2014 and March 2, 2013, respectively, under the 2006 Plan and the 1999 Stock Plan. During the term of the 2006 Plan, all future deferred stock unit awards will be from shares available under the plan. During fiscal 2014, approximately 36,353 director deferred stock units were granted, no units were delivered and no units were cancelled. Compensation expense for the director deferred stock awards was $821,000, $700,000 and $642,000 in fiscal 2014, 2013 and 2012, respectively.

Stock purchase plan — Substantially all Company employees and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of participants at

48    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market prices through regular payroll deductions. Each employee may contribute up to 20% of the eligible portions of compensation, and non-employee directors may contribute up to 100% of their director compensation. The Company contributes an amount equal to 25% of the participant’s contributions. Company contributions to the plan were $492,000, $431,000 and $342,000 in fiscal years 2014, 2013 and 2012, respectively.

Preferred Stock — As of March 1, 2014, 20,000,000 shares of preferred stock were available for future issuance.

Dividends — The Company paid cash dividends of $21,697,000 and $17,989,000 in fiscal years 2014 and 2013, respectively. The Company did not pay any cash dividends in fiscal year 2012. On April 3, 2014, subsequent to year end, the Company’s Board of Directors declared a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 quarterly cash dividend will be paid on May 7, 2014 to shareholders of record on April 23, 2014.

Shares reserved for future issuances — As of March 1, 2014, the Company had approximately 6,495,864 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units and shares available for future grant.

Share repurchase plan — The following table summarizes the Company’s total share repurchases during fiscal 2014, 2013 and 2012:

				Shares Purchased
Date Program Announced	Authorized Amount	Date Completed		Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Weighted Average Cost	Remaining Available as of March 1, 2014
Apr. 7, 2011	$100,000,000	Sep. 6, 2011		—	—	9,498,650	$10.53	$—
Oct. 14, 2011	100,000,000	Dec. 14, 2012		—	5,822,142	—	17.18	—
Dec. 13, 2012	100,000,000	Sep. 30, 2013		4,525,805	—	—	22.10	—
Oct. 18, 2013	200,000,000		(1)	5,262,452	—	—	19.74	96,108,022
(1)	Subsequent to fiscal 2014 year end, on April 10, 2014, the Company completed the program.

During fiscal 2014, the Company repurchased shares for a total cost of $203,892,000, and of that amount $11,608,000 were settled in March of fiscal 2015. Amounts repurchased but settled subsequent to year end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to year end, under the October 2013 $200,000,000 program, the Company utilized a total of $96,108,000 to repurchase 5,071,812 shares of the Company’s common stock at a weighted average price per share of $18.95 and as of April 10, 2014, the October 2013 $200,000,000 program was completed. Subsequent to year end, on April 10, 2014, the Company announced a new $200,000,000 common stock share repurchase program, and as of April 25, 2014, the entire amount remained available for repurchase.

NOTE 7 — PRIVATE-LABEL CARD INFORMATION

During the third quarter of fiscal 2012, the Company entered into a private-label credit card plan agreement (“Agreement”) with a subsidiary of Alliance Data Systems Corporation (“ADS”). This agreement replaced the Company’s previous agreement with Chase Bank USA, N.A. (“Chase”), which is described below. The transfer of ownership to ADS of the private-label credit accounts issued under the Company’s previous private-label credit card program agreement was completed in the first quarter of fiscal 2013. The Agreement had an initial term of seven years that was automatically extended to a term of ten years when certain performance targets were achieved during fiscal 2014 and now expires in fiscal 2022. Under the terms of the Agreement, the Company receives payments based on the Pier 1 rewards revolving credit card sales and certain other credit and account related matters. These amounts are recognized as a component of net sales.

During fiscal 2007, the Company sold its proprietary credit card operations to Chase. The sale was comprised of the Company’s proprietary credit card receivables, certain charged-off accounts, and the common stock of Pier 1 National Bank. The Company received cash proceeds for the majority of the sales price and was entitled to receive additional proceeds of $10,750,000, plus any accrued interest, over the life of a long-term program agreement. The Company received no payments related to this agreement in fiscal 2014, 2013 or 2012. The net deferred gain associated with the original program agreement with Chase was recognized in nonoperating income. The Company recognized $1,126,000 and $10,880,000 related to this deferred gain in fiscal 2013 and 2012, respectively. In addition, the Company and Chase entered into a private-label credit card program agreement with an original term of ten years. Under this agreement, the Company continued to support the card through marketing programs and received additional payments over the life of the agreement for transaction level incentives, marketing support and other program terms.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2010, the Company entered into a new program agreement with Chase, effective January 1, 2011, with an original term of 18 months (the term was subsequently reduced to 15 months when conversion to a new provider was completed). In conjunction with this agreement, the Company and Chase terminated the original program agreement between the Company and Chase in consideration of payment to the Company from Chase of $28,326,000 plus all remaining sums due to the Company by Chase. The Company was entitled to future payments over the term of the new program agreement based on revolving credit card sales, and certain other credit and account related matters. The Company received total payments of $160,000 and $1,574,000 related to these program agreements during fiscal 2013 and 2012, respectively, and recognized them as a component of net sales. The $28,326,000 in consideration received from Chase was also deferred and was previously recognized over the new term of the agreement as a component of revenue consistent with the treatment of transaction-based amounts previously received under the original program agreement. The Company recognized approximately $2,715,000 and $22,706,000 of this amount in fiscal 2013 and 2012, respectively.

NOTE 8 — INCOME TAXES

The components of income before taxes, by tax jurisdiction were as follows (in thousands):

	2014	2013	2012
Domestic	$165,658	$191,494	$151,663
Foreign	8,991	9,506	12,444

Income before taxes	$174,649	$201,000	$164,107

The provision (benefit) for income taxes for each of the last three fiscal years consisted of (in thousands):

	2014	2013	2012
Federal:
Current	$43,325	$45,797	$32,734
Deferred	16,311	15,635	(34,107)
State:
Current	5,234	4,738	1,659
Deferred	(2,404)	4,293	(7,808)
Foreign:
Current	4,652	1,093	2,691
Deferred	—	—	—

Total provision (benefit) for income taxes	$67,118	$71,556	$(4,831)

The differences between income taxes at the statutory federal income tax rate of 35% in fiscal 2014, 2013 and 2012, and income tax reported in the consolidated statements of operations were as follows (in thousands):

	2014	2013	2012
Tax provision at statutory federal income tax rate	$61,127	$70,350	$57,437
State income taxes, net of federal provision	3,138	6,838	6,408
Decrease in valuation allowance	(1,298)	(1,034)	(60,751)
Foreign income taxes	4,652	1,093	2,691
Foreign and other tax credits	(5,444)	(1,785)	(3,429)
Other, net	4,943	(3,906)	(7,187)

Provision (benefit) for income taxes	$67,118	$71,556	$(4,831)

Effective tax rate	38.4%	35.6%	(2.9)%

50    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities at March 1, 2014 and March 2, 2013 were comprised of the following (in thousands):

	2014	2013
Deferred tax assets:
Deferred compensation	$21,490	$22,845
Net operating loss carryforward	2,465	3,544
Accrued average rent	10,140	9,088
Properties, net	—	4,398
Self insurance reserves	10,717	10,623
Cumulative foreign currency translation	2,971	2,115
Deferred revenue and revenue reserves	3,825	6,506
Foreign and other tax credits	5,667	3,104
Other	3,170	1,569

Total deferred tax assets	60,445	63,792

Deferred tax liabilities:
Properties, net	(14,411)	—
Inventory	(20,497)	(20,982)
Deferred gain on debt repurchase	(18,370)	(19,273)
Other	(451)	(235)

Total deferred tax liabilities	(53,729)	(40,490)

Valuation allowance	(646)	(1,944)

Net deferred tax assets (1)	$6,070	$21,358
(1)

The current portion of the Company’s deferred tax assets of $4,154 and $6,880 for fiscal 2014 and 2013, respectively, was included in the balance sheet with prepaid expenses and other current assets. The noncurrent deferred tax assets of $6,753 for fiscal 2014, related to the state deferred tax assets, and $14,478 for fiscal 2013 was included in other noncurrent assets. The noncurrent deferred tax liabilities of $4,837 for fiscal 2014, related to federal deferred tax liabilities, were included in other noncurrent liabilities.

Deferred tax assets related to state net operating losses at March 1, 2014 and March 2, 2013 were $2,465,000 and $3,544,000, respectively. State loss carryforwards vary as to the carryforward period and will expire from fiscal 2015 through fiscal 2030. The Company believes that it is not more likely than not that the benefit from certain state tax credits will be realized. Accordingly, the Company has provided a valuation allowance of $646,000 with respect to the deferred tax assets relating to these state tax credits.

The Company is subject to taxation in the United States and various state, provincial and local and foreign (primarily Canadian) jurisdictions. With few exceptions, as of fiscal 2014, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2011. Certain tax years prior to fiscal 2011 are subject to examination by certain foreign jurisdictions. Fiscal 2011 through 2012 are currently under examination by the Internal Revenue Service.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized Tax Benefits — Beginning Balance	$2,194	$8,731	$8,811
Gross increases — tax positions in prior period	5,664	1,171	—
Gross decreases — tax positions in prior period	—	(1,054)	(80)
Settlements	(1,185)	(1,965)	—
Expiration of statute of limitations	—	(4,689)	—

Unrecognized Tax Benefits — Ending Balance	$6,673	$2,194	$8,731

If the Company were to prevail on all unrecognized tax benefits recorded, the majority of this reserve for uncertain tax benefits would not have an impact on the effective tax rate as of March 1, 2014. Had the Company prevailed on all unrecognized tax benefits recorded as of March 2, 2013 and February 25, 2012, the majority of the reserve for uncertain tax benefits as of such dates would have had an impact on the effective tax rate. It is reasonably possible that most of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to audit settlements.

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in selling, general and administrative expenses. During the second quarter of fiscal 2013,

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company reversed a portion of its reserve for uncertain tax positions, resulting in the reversal of $2,758,000 of accrued interest expense. Excluding this reversal of accrued interest in fiscal 2013, the Company recorded expenses of $536,000 related to penalties and interest in fiscal 2014, compared to $1,119,000 and $711,000 in fiscal 2013 and 2012, respectively. The Company had accrued penalties and interest of $1,787,000 and $2,035,000 at March 1, 2014 and March 2, 2013, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases — At March 1, 2014, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income
2015	$232,761	$485
2016	209,747	447
2017	183,606	447
2018	149,487	136
2019	113,598	46
Thereafter	323,632	—

Total lease commitments	$1,212,831	$1,561

Rental expense incurred was $244,481,000, $231,481,000 and $223,188,000, including contingent rentals of $546,000, $674,000 and $356,000, based upon a percentage of sales, and net of sublease incomes totaling $285,000, $278,000 and $269,000 in fiscal 2014, 2013 and 2012, respectively.

During fiscal 2009, the Company sold its corporate headquarters building and accompanying land and entered into a lease agreement to rent office space in the building. The lease will expire on June 30, 2022. The related gain on the sale of the property was approximately $23,300,000. As of March 1, 2014, the Company’s remaining deferred gain was $3,336,000, and will be recognized over the remaining original lease term. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion regarding store sale-leaseback transactions during fiscal 2014.

Legal matters — There were no significant legal matters in fiscal years 2014, 2013 or 2012.

There are various claims, lawsuits, inquiries and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers them to be ordinary and routine in nature. The Company maintains liability insurance against most of these matters. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in aggregate, on the Company’s financial position, results of operations or liquidity.

52    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended March 1, 2014 and March 2, 2013 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2014	6/1/2013	8/31/2013	11/30/2013	3/1/2014
Net sales	$394,853	$395,641	$465,462	$515,786
Gross profit	167,597	161,299	202,230	214,436
Operating income	33,215	29,061	43,094	70,130
Net income	20,347	17,834	26,758	42,592
Average shares outstanding — basic	105,989	105,745	103,319	101,430
Average shares outstanding — diluted	107,790	107,249	104,716	103,024
Basic earnings per share	0.19	0.17	0.26	0.42
Diluted earnings per share	0.19	0.17	0.26	0.41

	Three Months Ended
Fiscal 2013	5/26/2012	8/25/2012	11/24/2012	3/2/2013 (1)
Net sales	$361,119	$367,615	$424,527	$551,625
Gross profit	150,275	151,549	186,259	254,977
Operating income	27,413	32,314	38,823	100,435
Net income	17,825	26,231	23,685	61,704
Average shares outstanding — basic	108,597	105,786	105,419	105,168
Average shares outstanding — diluted	110,564	107,447	107,308	107,066
Basic earnings per share	0.16	0.25	0.22	0.59
Diluted earnings per share	0.16	0.24	0.22	0.58
(1)	The quarter ended March 2, 2013 consisted of 14 weeks, compared to 13 weeks for the quarter ended March 1, 2014.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    53

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 1, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (1992). Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of March 1, 2014. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of March 1, 2014, as stated in their report which is included in this Annual Report on Form 10-K.

/s/ Alexander W. Smith

Alexander W. Smith

President and

Chief Executive Officer

/s/ Charles H. Turner

Charles H. Turner

Senior Executive Vice President and

Chief Financial Officer

54    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 9A. CONTROLS AND PROCEDURES.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2014 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of March 1, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of March 1, 2014 and March 2, 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 1, 2014 of Pier 1 Imports, Inc. and our report dated April 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 29, 2014

56    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 9B. OTHER INFORMATION.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 — Election of Directors” set forth in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2014 Proxy Statement.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the 2014 Proxy Statement.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation,” the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Non-Employee Director Compensation for the Fiscal Year Ended March 1, 2014,” the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions,” and the section entitled “Executive Compensation — Compensation Committee Report,” set forth in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Directors and Executive Officers,” the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Certain Beneficial Owners,” the table entitled “Executive Compensation — Outstanding Equity Awards Table for the Fiscal Year Ended March 1, 2014,” and the table entitled “Equity Compensation Plan Information” set forth in the 2014 Proxy Statement.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    57

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Director Independence” set forth in the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees” and the section entitled “Pre-approval of Nonaudit Fees” set forth in Proposal No. 4 of the 2014 Proxy Statement.

58    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

See Exhibit Index.

PIER 1 IMPORTS, INC.  ï  2014 Form 10-K    59

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: April 29, 2014	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. London Terry E. London	Director, Chairman of the Board	April 29, 2014

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	April 29, 2014

/s/ Charles H. Turner Charles H. Turner	Senior Executive Vice President and Chief Financial Officer	April 29, 2014

/s/ Darla D. Ramirez Darla D. Ramirez	Principal Accounting Officer	April 29, 2014

/s/ Claire H. Babrowski Claire H. Babrowski	Director	April 29, 2014

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Director	April 29, 2014

/s/ John H. Burgoyne John H. Burgoyne	Director	April 29, 2014

/s/ Hamish A. Dodds Hamish A. Dodds	Director	April 29, 2014

/s/ Brendan L. Hoffman Brendan L. Hoffman	Director	April 29, 2014

/s/ Cynthia P. McCague Cynthia P. McCague	Director	April 29, 2014

/s/ Michael A. Peel Michael A. Peel	Director	April 29, 2014

/s/ Ann M. Sardini Ann M. Sardini	Director	April 29, 2014

/s/ Cece Smith Cece Smith	Director	April 29, 2014

60    PIER 1 IMPORTS, INC.  ï  2014 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through October 9, 2009), incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed on October 16, 2009 (File No. 001-07832).

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.2*	Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3*	Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2009 (File No. 001-07832).

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007 (File No. 001-07832).

10.3.2*	Participation Agreement Amendment dated April 20, 2008, by and between Charles H. Turner and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 24, 2008 (File No. 001-07832).

10.3.3*	Participation Agreement Amendment dated April 20, 2008, by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.4*	Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006 (File No. 001-07832).

10.4.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, as amended and restated December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007 (File No. 001-07832).

10.5*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999 (File No. 001-07832).

10.6*	Pier 1 Imports, Inc. Stock Purchase Plan, restated as amended December 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 30, 2013 (File No. 001-07832).

10.7	Amended and Restated Credit Agreement, dated April 4, 2011, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.8.4 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.7.1	First Amendment to Amended and Restated Credit Agreement, dated June 18, 2013, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.8*	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

Exhibit No.	Description
10.8.1*	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.8.2*	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.9*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.9.1*	Form of Non-Qualified Stock Option Agreement — Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.9.2*	Form of Non-Qualified Stock Option Agreement — Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.9.3*	Form of Restricted Stock Award Agreement — April 8, 2011 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-07832).

10.9.4*	Form of Restricted Stock Award Agreement — April 8, 2011 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 14, 2011 (File No. 001-07832).

10.9.5*	Form of Restricted Stock Award Agreement — April 6, 2012 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.9.6*	Form of Restricted Stock Award Agreement — April 6, 2012 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.9.7*	Form of Restricted Stock Award Agreement — April 6, 2012 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.9.8*	Form of Restricted Stock Award Agreement — April 12, 2013 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.9.9*	Form of Restricted Stock Award Agreement — April 12, 2013 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.9.10*	Form of Restricted Stock Award Agreement — April 12, 2013 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.9.11*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.12*	Form of Restricted Stock Award Agreement — April 11, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.13*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.14*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“e-Comm Sales”), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.10*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006 (File No. 001-07832).

10.10.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.1 to the Company’s Form 10-K for the year ended March 3, 2007 (File No. 001-07832).

10.10.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

Exhibit No.	Description
10.10.3*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.10.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

10.10.5*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended through October 8, 2010, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.11*	Pier 1 Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006 (File No. 001-07832).

10.12*	Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.12.1*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.13*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007 (File No. 001-07832).

10.13.1*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008 (File No. 001-07832).

10.14*	Employment Agreement dated as of December 15, 2009, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009 (File No. 001-07832).

10.14.1*	Restricted Stock Award Agreement dated February 27, 2011, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2011 (File No. 001-07832).

10.14.2*	Amendment to Restricted Stock Award Agreement dated April 8, 2011, by and between Alexander W. Smith and Pier 1 Imports, Inc , incorporated herein by reference to Exhibit 10.14.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.14.3*	Restricted Stock Award Agreement dated February 27, 2011, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2011 (File No. 001-07832).

10.14.4*	Amendment to Restricted Stock Award Agreement dated April 8, 2011, by and between Alexander W. Smith and Pier 1 Imports, Inc, incorporated herein by reference to Exhibit 10.14.12 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.14.5*	Restricted Stock Award Agreement dated February 26, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 1, 2012 (File No. 001-07832).

10.14.6*	Restricted Stock Award Agreement dated February 26, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 1, 2012 (File No. 001-07832).

10.14.7*	Employment Agreement dated as of June 13, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012 (File No. 001-07832).

Exhibit No.	Description
10.14.8*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.14.9*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.14.10*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.14.11*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.14.12*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.14.13*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.15	Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.15.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.15.2	Second Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011 (File No. 001-07832).

10.15.3	Third Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated January 28, 2013, incorporated herein by reference to Exhibit 10.17.3 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.15.4	Fourth Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated May 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.16*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.17*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.17.1*	Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 1, effective January 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.18	Private Label Credit Card Plan Agreement by and between World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated October 5, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2011 (File No. 001-07832). Some of the schedules and an exhibit to this agreement have been omitted pursuant to an order granting confidential treatment.

10.19*	ERISA Plan Document and Summary Plan Description for the Pier 1 Imports, Inc. Supplemental Individual Disability Income Benefit Plan, effective September 1, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

Exhibit No.	Description
10.20*	Summary Plan Description for Pier 1 Imports, Inc. Employee Life Insurance (Basic Insurance, Class 1), effective June 1, 2012, incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

21**	Subsidiaries of the Company.

23**	Consent of Ernst & Young LLP.

31.1**	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contracts and Compensatory Plans
**	Filed herewith