Form 10-Q
period 2014-05-31
PIER 1 IMPORTS INC/DE
filed 2014-07-09
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 3, 2014, there were outstanding 93,422,506 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 31,	June 1,
	2014	2013
Net sales	$419,059	$394,853
Cost of sales	251,345	227,256

Gross profit	167,714	167,597
Selling, general and administrative expenses	131,466	125,470
Depreciation and amortization	10,418	8,912

Operating income	25,830	33,215
Nonoperating (income) and expenses:
Interest, investment income and other	(275)	(352)
Interest expense	2,001	749

	1,726	397

Income before income taxes	24,104	32,818
Income tax provision	9,049	12,471

Net income	$15,055	$20,347

Earnings per share:
Basic	$0.16	$0.19

Diluted	$0.16	$0.19

Dividends declared per share:	$0.06	$0.05

Average shares outstanding during period:
Basic	94,656	105,989

Diluted	95,925	107,790

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 31,	June 1,
	2014	2013
Net income	$15,055	$20,347
Other comprehensive income (loss)
Foreign currency translation adjustments	820	(450)
Pension adjustments	461	465

Other comprehensive income	1,281	15

Comprehensive income, net of tax	$16,336	$20,362

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 31,	March 1,	June 1,
	2014	2014	2013
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $185,245, $121,446 and $202,316, respectively	$220,607	$126,695	$241,898
Accounts receivable, net	21,824	24,614	20,418
Inventories	417,643	377,650	383,321
Prepaid expenses and other current assets	51,519	47,547	50,453

Total current assets	711,593	576,506	696,090
Properties, net of accumulated depreciation of $426,459, $424,246 and $486,839, respectively	187,804	183,352	154,026
Other noncurrent assets	46,276	43,765	45,830

	$945,673	$803,623	$895,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,476	$84,238	$108,977
Gift cards and other deferred revenue	60,553	57,428	53,206
Accrued income taxes payable	7,013	14,025	17,963
Current portion of long-term debt	1,500	-	-
Other accrued liabilities	103,420	110,278	97,353

Total current liabilities	305,962	265,969	277,499
Long-term debt	206,026	9,500	9,500
Other noncurrent liabilities	78,541	78,722	64,870
Commitments and contingencies	-	-	-

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	223,704	235,637	223,666
Retained earnings	669,551	660,040	589,280
Cumulative other comprehensive loss	(4,833)	(6,114)	(4,813)
Less — 31,360,000, 26,517,000 and 18,174,000 common shares in treasury, at cost, respectively	(533,403)	(440,256)	(264,181)

	355,144	449,432	544,077
	$945,673	$803,623	$895,946

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 31,	June 1,
	2014	2013
Cash flow from operating activities:
Net income	$15,055	$20,347
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	12,031	10,679
Stock-based compensation expense	3,232	4,054
Deferred compensation	1,467	2,237
Deferred income taxes	2,748	1,987
Amortization of deferred gains	(893)	(729)
Other	227	(1,358)
Changes in cash from:
Inventories	(39,993)	(27,268)
Proprietary credit card receivables	(264)	(888)
Prepaid expenses and other assets	(3,924)	(19)
Accounts payable and accrued expenses	44,824	37,282
Accrued income taxes payable, net of payments	(7,377)	(7,286)

Net cash provided by operating activities	27,133	39,038

Cash flow from investing activities:
Capital expenditures	(15,325)	(14,070)
Proceeds from disposition of properties	33	2,542
Proceeds from sale of restricted investments	494	356
Purchase of restricted investments	(823)	(1,551)

Net cash used in investing activities	(15,621)	(12,723)

Cash flow from financing activities:
Cash dividends	(5,544)	(5,273)
Purchases of treasury stock	(105,796)	(16,992)
Stock options exercised, stock purchase plan and other, net	(915)	6,317
Issuance of long-term debt, net of discount	198,000	-
Debt issuance costs	(3,345)	(25)

Net cash provided by (used in) financing activities	82,400	(15,973)

Change in cash and cash equivalents	93,912	10,342
Cash and cash equivalents at beginning of period	126,695	231,556

Cash and cash equivalents at end of period	$220,607	$241,898

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2014

(in thousands)

(unaudited)

					Cumulative Other Comprehensive Income (Loss)
	Common Stock					Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock		Paid-in Capital	Retained Earnings
		Amount
Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432
Net income	-	-	-	15,055	-	-	15,055
Other comprehensive income	-	-	-	-	1,281	-	1,281
Purchases of treasury stock	(5,702)	-	-	-	-	(107,397)	(107,397)
Stock-based compensation	880	-	(11,550)	-	-	14,782	3,232
Exercise of stock options, stock purchase plan, and other	(21)	-	(383)	-	-	(532)	(915)
Cash dividends ($0.06 per share)	-	-	-	(5,544)	-	-	(5,544)

Balance May 31, 2014	93,872	$125	$223,704	$669,551	$(4,833)	$(533,403)	$355,144

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

AND JUNE 1, 2013

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2014. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three months ended May 31, 2014 and June 1, 2013, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of May 31, 2014, the Company had no financial instruments with fair market values that were materially different from their carrying values.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. A total of 30,000 and 7,000 outstanding stock options and shares of unvested restricted stock were excluded from the computation of earnings per share as of May 31, 2014 and June 1, 2013, respectively, as the effect would be antidilutive. Earnings per share for the three months ended May 31, 2014 and June 1, 2013, were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 31,	June 1,
	2014	2013
Net income, basic and diluted	$15,055	$20,347

Weighted average shares outstanding during period:
Basic	94,656	105,989
Effect of dilutive stock options	817	1,151
Effect of dilutive restricted stock	452	650

Diluted	95,925	107,790

Earnings per share:
Basic	$0.16	$0.19

Diluted	$0.16	$0.19

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation - For the three months ended May 31, 2014 and June 1, 2013, the Company recorded compensation expense for restricted stock of $3,200,000 and $4,016,000, respectively. As of May 31, 2014, there was approximately $22,263,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.0 years if certain performance targets are achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of fiscal 2015, the Company awarded 511,572 shares of restricted stock. Approximately 160,000 of the shares granted are service-based and will vest ratably over a three-year service period. Approximately 133,000 shares are performance-based and will vest ratably over a three-year period if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors for fiscal years 2015, 2016 and 2017. Approximately 55,000 shares are performance-based with a market condition and will vest following the end of fiscal 2017 if certain total shareholder return targets are achieved relative to a peer group. The remaining shares are performance-based and will vest following the end of fiscal 2017 if the Company achieves a total sales performance goal and an e-Commerce sales as a percentage of total sales performance goal. All of the service-based and a portion of the performance-based shares awarded during the first quarter of fiscal 2015 have a grant date fair value of $17.78 determined based on the closing stock price on the grant date, and the Company began expensing these shares during the current quarter. A grant date fair value for the remaining performance-based shares will be established at a future date when performance targets are set for fiscal years 2016 and 2017, and the Company will begin expensing these shares during the respective quarter in which such determinations are made. The performance-based shares that may vest based on a market condition have a fair value of $9.04 determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares during the current quarter. The Company also began expensing performance-based shares that were awarded to employees in previous fiscal years, including the Company’s chief executive officer, during the first quarter of fiscal 2015 when the targets for the performance metrics were established.

Share repurchase program – During the first three months of fiscal 2015, the Company repurchased 5,701,812 shares of its common stock at a weighted average cost of $18.84 per share for a total cost of $107,397,000. Of this amount the Company utilized $96,108,000 to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200,000,000 October 2013 share repurchase program, which completed the program. The remaining $11,289,000 was utilized to repurchase 630,000 shares of the Company’s common stock at a weighted average cost of $17.92 under the $200,000,000 April 2014 share repurchase program. Of the $107,397,000 in total repurchases in fiscal 2015, $1,601,000 were settled in June of fiscal 2015. Amounts repurchased but settled subsequent to quarter end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through July 3, 2014, the Company utilized a total of $18,604,000 to repurchase 1,152,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $16.15 and $170,107,000 remained available for further repurchases under that program.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

The Company completed a second amendment to its secured revolving credit facility (“Revolving Credit Facility”) on April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility (the “Term Loan Facility”) that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $326,834,000 as of May 31, 2014. Under the Revolving Credit Facility the Company had no cash borrowings and approximately $43,633,000 in letters of credit and bankers’ acceptances outstanding, with $283,201,000 remaining available for cash borrowings, all as of May 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. The Term Loan Facility provides for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such amounts exceed an incremental $200,000,000. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. The proceeds of the loan were used for general corporate purposes, including working capital needs and capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. As of May 31, 2014, the Company had $200,000,000 outstanding under the Term Loan Facility with a carrying value of $198,026,000 net of any unamortized discounts. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $200,000,000 as of May 31, 2014 using Level 2 inputs.

The Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

NOTE 4 – DEFINED BENEFIT PLANS

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit cost for the three months ended May 31, 2014 and June 1, 2013, are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended
	May 31,	June 1,
	2014	2013
Components of net periodic benefit cost:
Service cost	$351	$364
Interest cost	206	192
Amortization of unrecognized prior service cost	102	102
Amortization of net actuarial loss	332	348

Net periodic benefit cost	$991	$1,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in fiscal 2018 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of Topic 606 on its financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. This standard is effective for the Company beginning in fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s consolidated financial statements as of March 1, 2014, and for the fiscal year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three months ended May 31, 2014 and June 1, 2013, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment and operates stores in the United States and Canada under the name Pier 1 Imports. As of May 31, 2014, the Company operated 1,067 stores in the United States and Canada.

The Company has continued to focus on the execution of its ‘1 Pier 1’ strategy, which is the Company’s plan to evolve from a store-only business model to one with full omni-channel capabilities. Through the ‘1 Pier 1’ strategy the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s focus is to ensure that customers have an extraordinary experience, regardless of how they shop.

During the current quarter, the Company continued to focus on the quality, not the quantity, of its real estate, in order to strengthen its real estate portfolio. The Company views its stores and e-Commerce website as an integrated business. The stores are positioned to serve as a gateway to the Company’s e-Commerce website and the e-Commerce website serves as a gateway to the stores.

Since the launch of Pier1.com during July of fiscal 2013, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. This trend accelerated in the first quarter of fiscal 2015, with e-Commerce sales reaching 9% of total Company sales. In response to the early success of its ‘1 Pier 1’ omni-channel strategy, the Company now expects to achieve e-Commerce sales of at least $200 million in fiscal 2015, and e-Commerce sales of at least $400 million in fiscal 2016. This compares to previous expectations for e-Commerce sales to comprise 10% of total sales by the end of fiscal 2016. The Company continues to expect to reach $225 of sales per retail square foot, which includes all retail sales except direct-to-customer orders placed outside of a store, and operating margins of 11% to 11.5% by the end of fiscal 2016.

The ‘1 Pier 1’ strategy has required investment in systems, fulfillment centers, call centers, distribution networks and store development. To support growth, the Company built greater flexibility and capacity into the distribution network during fiscal 2014, through the introduction of in-home delivery and Express Request, the Company’s special order program. The Company is also actively developing a strategy to utilize all distribution centers as fulfillment centers for large items, further leveraging its single inventory. During the current quarter, the Company continued implementation of a number of strategic projects such as work on the Company’s new fulfillment center in Columbus, Ohio. The Company believes these projects provide the foundation for long-term success. The Company’s strategy also includes returning value to shareholders through quarterly cash dividends and share repurchases.

Net sales for the first quarter of fiscal 2015 increased 6.1% and company comparable sales for the period increased 6.3%. The company comparable sales increases were attributable to increases in total brand

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

traffic, conversion and average ticket. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior in-store experience and enhanced e-Commerce experience. For the first quarter of fiscal 2015 gross profit was 40.0% of sales, compared to 42.4% during the same period last year, a decline of 240 basis points. Operating income for the first quarter of fiscal 2015 was $25.8 million, or 6.2% of sales, compared to $33.2 million, or 8.4% of sales, for the same period in the prior year.

The Company entered into a new $200 million senior secured term loan facility in April 2014 which matures in 2021. This further strengthens the Company’s capital structure and provides added flexibility to invest for future profitable growth and continues return of value to shareholders. See “Liquidity and Capital Resources – Revolving Credit Facility and Term Loan Facility” below for more information.

During the first three months of fiscal 2015, the Company utilized $15.3 million for capital expenditures, which was deployed toward the opening of nine new stores, existing store improvements and technology and infrastructure initiatives, including work on the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Total capital expenditures for fiscal 2015 are expected to be at similar levels to fiscal 2014, with approximately half allocated to stores and other leasehold improvements and the balance being deployed toward technology and infrastructure.

During the first three months of fiscal 2015, the Company repurchased 5,701,812 shares of its common stock at a weighted average cost of $18.84 per share for a total cost of $107.4 million. Of this amount the Company utilized $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200 million October 2013 share repurchase program, which completed the program. The remaining $11.3 million was utilized to repurchase 630,000 shares of the Company’s common stock at a weighted average cost of $17.92 under the $200 million April 2014 share repurchase program. Of the $107.4 million in total repurchases in fiscal 2015, $1.6 million were settled in June of fiscal 2015. Amounts repurchased but settled subsequent to quarter end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through July 3, 2014, the Company utilized a total of $18.6 million to repurchase 1,152,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $16.15 and $170.1 million remained available for further repurchases under that program. During the first three months of fiscal 2015, the Company paid quarterly cash dividends totaling approximately $5.5 million. In addition, on June 20, 2014, the Company announced a $0.06 per share quarterly cash dividend payable on August 6, 2014, to shareholders of record on July 23, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three months ended May 31, 2014 and June 1, 2013:

	Three Months Ended
	May 31,	June 1,
	2014	2013
Key Performance Indicators
Total sales growth	6.1%	9.3%
Company comparable sales growth	6.3%	5.9%
Gross profit as a % of sales	40.0%	42.4%
Selling, general and administrative expenses as a % of sales	31.4%	31.8%
EBITDA (1)	$36.4	$42.3
Operating income as a % of sales	6.2%	8.4%
Net income as a % of sales	3.6%	5.2%

	For the period ended
	May 31,	June 1,
	2014	2013
Sales per average retail square foot (2)	$205	$201
Total retail square footage (in thousands)	8,413	8,383

(1)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Reconciliation of Non-GAAP Financial Measures.
(2)

Sales per average retail square foot is calculated using a rolling 12-month total of sales over a 13-month retail square footage weighted average (includes all retail sales except direct-to-customer orders placed outside of a store).

Company Comparable Sales Calculation – For the fiscal 2015 over fiscal 2014 comparison, the company comparable sales calculation included stores that have been open since the beginning of the preceding fiscal year. In addition, orders placed online for store pick-up at comparable stores were included in the calculation. Direct-to-customer sales ordered online and those orders placed in comparable stores were also included because the direct-to-customer sales have been active since the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the re-opening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition of a comparable store.

For the fiscal 2014 over fiscal 2013 comparison, the sales included in the company comparable sales calculation were determined in the same manner as above. Direct-to-customer sales were excluded because those sales did not meet the criteria for inclusion at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 31,	June 1,
	2014	2013
Retail sales	$415,243	$390,254
Other (1)	3,816	4,599

Net sales	$419,059	$394,853

(1)	Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the first quarter of fiscal 2015 were $419.1 million, an increase of 6.1%, over last year’s first quarter net sales of $394.9 million. Company comparable sales for the quarter increased 6.3%, which was the result of an increase in total brand traffic, conversion and average ticket over the same period last year. The Company’s e-Commerce sales accounted for 9% and 3% of net sales for the three month periods ended May 31, 2014 and June 1, 2013, respectively. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”). The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations offset the increase in company comparable sales by approximately 60 basis points for the current quarter. The Company’s proprietary credit card program provides both economic and strategic benefits. Sales on the Pier 1 credit card comprised 31.5% of U.S. store sales for the trailing twelve months ended May 31, 2014, compared to 30.4% at the end of fiscal 2014.

The increase in sales for the three-month period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the three months ended June 1, 2013	$394,853
Incremental sales growth (decline) from:
New stores opened during fiscal 2015	1,211
Stores opened during fiscal 2014	9,042
Company comparable sales	24,098
Closed stores and other	(10,145)

Net sales for the three months ended May 31, 2014	$419,059

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2015 to the number open at the end of the first quarter is as follows:

	United States	Canada	Total
Open at March 1, 2014	991	81	1,072
Openings	8	1	9
Closings	(13)	(1)	(14)

Open at May 31, 2014 (1)	986	81	1,067

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At May 31, 2014, there were 58 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Cost of Sales and Gross Profit – In the first quarter of fiscal 2015, cost of sales was 60.0% of sales, compared to 57.6% of sales for the same period last year and gross profit was 40.0% of sales, compared to 42.4% of sales for the same period a year ago, a decline of 240 basis points. Of the decline in gross profit as a percentage of sales, 270 basis points were primarily attributable to higher promotional activity than planned and a shift in channel mix, partially offset by the leveraging of store occupancy costs during the quarter of 30 basis points.

Operating Expenses – First quarter selling, general and administrative expenses were $131.5 million, compared to $125.5 million for the same period in fiscal 2014, an increase of $6.0 million. The increase was primarily due to increases in variable costs including store payroll and marketing expenses during the quarter. In addition, relatively fixed expenses increased primarily due to planned growth in headcount to scale e-Commerce and expand organizational capabilities. As a percentage of sales, selling, general and administrative expenses were 31.4% in the first quarter of fiscal 2015 compared to 31.8% of sales for the same period in fiscal 2014. Operating income for the first quarter of fiscal 2015 was $25.8 million, or 6.2% of sales, compared to $33.2 million, or 8.4% of sales for the same period last year.

Nonoperating Income and Expense – During the first quarter of fiscal 2015, nonoperating expense was $1.7 million, compared to $0.4 million for the same period in fiscal 2014. The increase was primarily the result of the new senior secured term loan facility interest and related expenses.

Income Taxes – The Company had an effective tax rate of 37.5% and recorded an income tax provision of $9.0 million during the first quarter of fiscal 2015, compared to an effective tax rate of 38.0% and an income tax provision of $12.5 million during the first quarter last year. The decrease in the effective tax rate was primarily related to certain discrete items occurring in the first quarter of fiscal 2015. The decrease in tax expense from the prior year was primarily due to the Company reporting lower income in fiscal 2015.

Net Income – For the first quarter of fiscal 2015, the Company reported net income of $15.1 million, or $0.16 per share, compared to $20.3 million, or $0.19 per share, for the same period last year.

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Quarterly Report on Form 10-Q references the non-GAAP financial measure of EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. This non-GAAP financial measure should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income as a measure of operating performance. A reconciliation of net income to EBITDA is shown below for the periods indicated (in millions).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended
	May 31,	June 1,
	2014	2013
Net income (GAAP)	$15.1	$20.3
Add back: Income tax provision	9.0	12.5
Interest expense, net	1.9	0.6
Depreciation and amortization	10.4	8.9

EBITDA (non-GAAP)	$36.4	$42.3

Liquidity and Capital Resources

The Company ended the first three months of fiscal 2015 with $220.6 million in cash and temporary investments compared to $126.7 million at the end of fiscal 2014. The increase was primarily the result of an increase in cash of $27.1 million provided by operating activities and proceeds of $198.0 million from the closing of the senior secured term loan financing. These cash inflows were partially offset by the utilization of cash to support the Company’s growth plans and return of value to shareholders, including $15.3 million for capital expenditures, $105.8 million to repurchase shares of the Company’s common stock and $5.5 million for cash dividends.

Cash Flows from Operating Activities

Operating activities in the first three months of fiscal 2015 provided $27.1 million of cash, primarily as a result of net income and an increase in accounts payable partially offset by an increase in inventories. Inventory levels at the end of the first quarter of fiscal 2015 were $417.6 million, an increase of $34.3 million, or 9.0%, from the first quarter of fiscal 2014 and in line with the Company’s expectations. The increase in inventories primarily resulted from an increase in purchases in anticipation of increased sales.

Cash Flows from Investing Activities

During the first three months of fiscal 2015, investing activities used $15.6 million compared to $12.7 million during the same period last year. Of this amount, the Company utilized $15.3 million for capital expenditures, which was deployed toward the opening of nine new stores, existing store improvements and technology and infrastructure initiatives, including work on the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Total capital expenditures for fiscal 2015 are expected to be at similar levels to fiscal 2014, with approximately half allocated to stores and other leasehold improvements and the balance being deployed toward technology and infrastructure.

Cash Flows from Financing Activities

During the first three months of fiscal 2015, financing activities provided $82.4 million, primarily resulting from $198.0 million of net proceeds from issuance of long-term debt, partially offset by the expenditures of $105.8 million for repurchases of the Company’s common stock and $5.5 million in cash dividends. The Company repurchased $107.4 million of its shares in the first quarter of fiscal 2015 and $1.6 million of that amount were settled in June of fiscal 2015. Amounts repurchased but settled subsequent to quarter end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Lease Obligations

At the end of the first quarter of fiscal 2015, the Company’s minimum operating lease commitments remaining for fiscal 2015 were $176.0 million. The present value of total existing minimum operating lease commitments discounted at 10% was $874.7 million at the fiscal 2015 first quarter end compared to $878.3 million at the end of fiscal 2014.

Revolving Credit Facility and Term Loan Facility

The Company completed a second amendment to its secured revolving credit facility (“Revolving Credit Facility”) on April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility (the “Term Loan Facility”) that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350 million or the amount of the calculated borrowing base, which was $326.8 million as of May 31, 2014. Under the Revolving Credit Facility the Company had no cash borrowings and approximately $43.6 million in letters of credit and bankers’ acceptances outstanding, with $283.2 million remaining available for cash borrowings, all as of May 31, 2014.

The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. The Term Loan Facility provides for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such amounts exceed an incremental $200 million. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. The proceeds of the loan were used for general corporate purposes, including working capital needs and capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. As of May 31, 2014, the Company had $200 million outstanding under the Term Loan Facility with a carrying value of $198.0 million net of any unamortized discounts. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the agreement, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $200 million as of May 31, 2014 using Level 2 inputs.

The Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Share Repurchase Program

During the first three months of fiscal 2015, the Company repurchased 5,701,812 shares of its common stock at a weighted average cost of $18.84 per share for a total cost of $107.4 million. Of this amount the Company utilized $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200 million October 2013 share repurchase program, which completed the program. The remaining $11.3 million was utilized to repurchase 630,000 shares of the Company’s common stock at a weighted average cost of $17.92 under the $200 million April 2014 share repurchase program. Of the $107.4 million in total repurchases in fiscal 2015, $1.6 million were settled in June of fiscal 2015. Amounts repurchased but settled subsequent to quarter end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through July 3, 2014, the Company utilized a total of $18.6 million to repurchase 1,152,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $16.15 and $170.1 million remained available for further repurchases under that program.

Dividends Payable

On June 20, 2014, subsequent to quarter end, the Company announced a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 quarterly cash dividend will be paid on August 6, 2014, to shareholders of record on July 23, 2014.

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances, and if required, borrowings against the Company’s Revolving Credit Facility or Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements, debt-related payments, share repurchases and cash dividends for the foreseeable future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations and projections of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with the use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar words and phrases. Management’s expectations and assumptions regarding the Company’s ‘1 Pier 1’ strategy, its omni-channel operations and results, anticipated consumer spending trends, planned store openings and closings, financing of Company obligations from operations and other sources of capital, success of its marketing, merchandising and operational strategies, operational results of its stores and e-Commerce operations, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the inability to anticipate, identify and respond to changing customer trends and preferences; inability to identify and successfully implement strategic initiatives; factors affecting consumer spending; risks related to outsourcing, including disruptions in business and increased costs; the overall health of the United States economy and other global, national, regional or local economies; negative impacts from failure to control merchandise returns; the availability and proper functioning of technology and communications systems supporting the Company’s key business processes and its e-Commerce operation; increases in costs, including fuel and transportation costs, interest rates, and labor costs; failure to successfully manage and execute marketing initiatives; potential impairment charges; inability to operate in desirable locations; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; adverse weather conditions or natural disasters; global, national, regional or local conflicts; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems; risks related to cybersecurity; regulatory and legal risks; risks related to imported merchandise including restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its customer base; disruptions in the global credit and equity markets; and risks related to insufficient cash flows. The foregoing risks and uncertainties are in addition to others that may be discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014, as filed with the Securities and Exchange Commission.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

PART I

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 31, 2014, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Mar 2, 2014 through Apr 5, 2014	3,986,700	$19.17	3,986,700	$19,668,284
Apr 6, 2014 through May 3, 2014	1,279,510	18.14	1,145,112	198,898,394
May 4, 2014 through May 31, 2014	570,000	17.87	570,000	188,710,871

	5,836,210	$18.84	5,701,812	$188,710,871

(1)

Totals include 134,398 shares of the Company’s common stock acquired during the first quarter of fiscal 2015 from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

(3)

On April 10, 2014, the Company completed its October 2013 $200.0 million share repurchase program. Under this program, the Company repurchased a total of 10,334,264 shares at a weighted average cost of $19.35 per share for a total cost of $200.0 million. On April 10, 2014, the Company announced a new $200 million share repurchase program effective on completion of the October 2013 program. $188.7 million remained available for repurchase of the Company’s common stock under that program at the end of the first quarter of fiscal 2015. There is no expiration date on the April 2014 program and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

From the end of the quarter through July 3, 2014, the Company has utilized a total of $18.6 million to repurchase 1,152,000 shares of the Company’s common stock at a weighted average cost of $16.15 and $170.1 million remained available for repurchase of the Company’s common stock under the April 2014 program.

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

PIER 1 IMPORTS, INC.

Date: July 9, 2014	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Date: July 9, 2014	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President and Chief Financial Officer

Date: July 9, 2014	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014, (File No. 001-07832).

10.1*	First Amendment to Pier 1 Imports, Inc. Stock Purchase Plan, dated June 20, 2014.

10.2*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended through June 20, 2014.

10.3	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2014, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

10.4	Term Loan Credit Agreement, dated April 30, 2014, among Pier I Imports, Inc., through its subsidiary Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint lead bookrunners, and various other agents and the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith