Form 10-Q
period 2014-08-30
PIER 1 IMPORTS INC/DE
filed 2014-10-08
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2014

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

As of October 3, 2014, there were outstanding 91,498,189 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Net sales	$418,622	$395,641	$837,681	$790,495
Cost of sales	255,985	234,342	507,330	461,598

Gross profit	162,637	161,299	330,351	328,897
Selling, general and administrative expenses	134,817	122,609	266,283	248,079
Depreciation and amortization	11,291	9,629	21,709	18,542

Operating income	16,529	29,061	42,359	62,276
Nonoperating (income) and expenses:
Interest, investment income and other	(362)	(272)	(637)	(624)
Interest expense	2,161	569	4,162	1,318

	1,799	297	3,525	694

Income before income taxes	14,730	28,764	38,834	61,582
Income tax provision	5,572	10,930	14,621	23,401

Net income	$9,158	$17,834	$24,213	$38,181

Earnings per share:
Basic	$0.10	$0.17	$0.26	$0.36

Diluted	$0.10	$0.17	$0.26	$0.35

Dividends declared per share:	$0.06	$0.05	$0.12	$0.10

Average shares outstanding during period:
Basic	91,503	105,745	93,080	105,867

Diluted	92,531	107,249	94,228	107,819

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net income	$9,158	$17,834	$24,213	$38,181
Other comprehensive income (loss)
Foreign currency translation adjustments	(231)	(637)	589	(1,087)
Pension adjustments	460	464	921	929

Other comprehensive income (loss)	229	(173)	1,510	(158)

Comprehensive income, net of tax	$9,387	$17,661	$25,723	$38,023

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 30, 2014	March 1, 2014	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $38,227, $121,446 and $83,184, respectively	$42,584	$126,695	$124,853
Accounts receivable, net	24,526	24,614	22,205
Inventories	513,752	377,650	444,661
Prepaid expenses and other current assets	54,557	47,547	56,364

Total current assets	635,419	576,506	648,083
Properties, net of accumulated depreciation of $437,883, $424,246 and $415,913, respectively	203,104	183,352	171,023
Other noncurrent assets	46,786	43,765	47,157

	$885,309	$803,623	$866,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,820	$84,238	$103,067
Gift cards and other deferred revenue	57,746	57,428	53,109
Accrued income taxes payable	1,642	14,025	6,984
Current portion of long-term debt	2,000	-	-
Other accrued liabilities	98,634	110,278	101,454

Total current liabilities	275,842	265,969	264,614
Long-term debt	205,599	9,500	9,500
Other noncurrent liabilities	77,070	78,722	66,921
Commitments and contingencies	-	-	-

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	220,132	235,637	228,521
Retained earnings	673,267	660,040	601,866
Cumulative other comprehensive loss	(4,604)	(6,114)	(4,986)
Less — 33,218,000, 26,517,000 and 19,601,000 common shares in treasury, at cost, respectively	(562,122)	(440,256)	(300,298)

	326,798	449,432	525,228
	$885,309	$803,623	$866,263

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 30,	August 31,
	2014	2013
Cash flows from operating activities:
Net income	$24,213	$38,181
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	25,147	21,944
Stock-based compensation expense	5,500	7,271
Deferred compensation	2,973	3,840
Deferred income taxes	958	1,746
Amortization of deferred gains	(1,787)	(1,464)
Other	(1,036)	(302)
Changes in cash from:
Inventories	(136,102)	(88,608)
Proprietary credit card receivables	(315)	(2,039)
Prepaid expenses and other assets	(11,027)	(7,054)
Accounts payable and accrued expenses	31,991	34,479
Accrued income taxes payable, net of payments	(11,084)	(18,435)

Net cash used in operating activities	(70,569)	(10,441)

Cash flows from investing activities:
Capital expenditures	(42,570)	(42,022)
Proceeds from disposition of properties	36	4,298
Proceeds from sale of restricted investments	1,037	425
Purchase of restricted investments	(1,791)	(2,154)

Net cash used in investing activities	(43,288)	(39,453)

Cash flows from financing activities:
Cash dividends	(10,986)	(10,521)
Purchases of treasury stock	(155,375)	(59,639)
Stock options exercised, stock purchase plan and other, net	1,691	14,485
Issuance of long-term debt, net of discount	198,000	-
Debt issuance costs	(3,584)	(1,134)

Net cash provided by (used in) financing activities	29,746	(56,809)

Change in cash and cash equivalents	(84,111)	(106,703)
Cash and cash equivalents at beginning of period	126,695	231,556

Cash and cash equivalents at end of period	$42,584	$124,853

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 30, 2014

(in thousands)

(unaudited)

					Cumulative Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432
Net income	-	-	-	24,213	-	-	24,213
Other comprehensive income	-	-	-	-	1,510	-	1,510
Purchases of treasury stock	(8,055)	-	-	-	-	(144,562)	(144,562)
Stock-based compensation	866	-	(9,061)	-	-	14,561	5,500
Exercise of stock options, stock purchase plan, and other	488	-	(6,444)	-	-	8,135	1,691
Cash dividends ($0.12 per share)	-	-	-	(10,986)	-	-	(10,986)

Balance August 30, 2014	92,014	$125	$220,132	$673,267	$(4,604)	$(562,122)	$326,798

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 30, 2014

AND AUGUST 31, 2013

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2014. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein. In the first quarter of fiscal 2015 Consolidated Statement of Cash Flows, the overall change in cash was properly stated; however, $11,608,000 of share repurchases related to fiscal 2014 purchases that were settled in the first quarter of fiscal 2015 were incorrectly presented as changes in cash from “Accounts payable and accrued expenses” instead of “Purchases of treasury stock.” If presented correctly in the first quarter of fiscal 2015, changes in cash from “Accounts payable and accrued expenses” would have been $56,432,000, “Net cash provided by operating activities” would have been $38,741,000, “Purchases from treasury stock” would have been ($117,404,000) and “Net cash provided by financing activities” would have been $70,792,000. The Consolidated Statement of Cash Flows for the six months ended August 30, 2014 properly reflects these repurchases as “Purchases of treasury stock.” There was no effect on any other Consolidated Financial Statement as a result of this immaterial adjustment. The results of operations for the three and six months ended August 30, 2014 and August 31, 2013, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 30, 2014, the Company had no financial instruments with fair market values that were materially different from their carrying values.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. A total of 154,000 and 92,000 outstanding stock options and shares of unvested restricted stock were excluded from the computation of earnings per share, as the effect would be antidilutive for the three and six months ended August 30, 2014, respectively. There were no antidilutive stock options or shares of unvested restricted stock outstanding for the three and six months ended August 31, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per share for the three and six months ended August 30, 2014 and August 31, 2013, were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net income, basic and diluted	$9,158	$17,834	$24,213	$38,181

Weighted average shares outstanding during period:
Basic	91,503	105,745	93,080	105,867
Effect of dilutive stock options	713	913	765	1,138
Effect of dilutive restricted stock	315	591	383	814

Diluted	92,531	107,249	94,228	107,819

Earnings per share:
Basic	$0.10	$0.17	$0.26	$0.36

Diluted	$0.10	$0.17	$0.26	$0.35

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation – For the three and six months ended August 30, 2014, the Company recorded compensation expense related to restricted stock of $2,250,000 and $5,450,000, respectively. For the three and six months ended August 31, 2013, the Company recorded compensation expense related to restricted stock of $3,201,000 and $7,217,000, respectively. As of August 30, 2014, there was approximately $19,671,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 1.8 years if certain performance targets are achieved.

Share repurchase program – During the first six months of fiscal 2015, the Company repurchased 8,055,012 shares of its common stock at a weighted average cost of $17.95 per share for a total cost of $144,562,000. Of this amount, the Company utilized $96,108,000 to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200,000,000 October 2013 share repurchase program, which completed the program. The remaining $48,454,000 was utilized to repurchase 2,983,200 shares of the Company’s common stock at a weighted average cost of $16.24 under the $200,000,000 April 2014 share repurchase program. In fiscal 2015, the Company had cash outflows of $155,375,000 related to share repurchases which included $144,562,000 for shares repurchased in the first half of fiscal 2015, included $11,608,000 for shares repurchased in fiscal 2014 that settled in fiscal 2015, and excluded $795,000 of share repurchases that were settled subsequent to the end of the second quarter of fiscal 2015. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through October 3, 2014, the Company utilized a total of $7,308,000 to repurchase 540,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $13.53 and $144,238,000 remained available for further repurchases under that program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility – The Company completed a second amendment to its secured revolving credit facility (“Revolving Credit Facility”) on April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility (the “Term Loan Facility”) that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $414,982,000 as of August 30, 2014. Under the Revolving Credit Facility the Company had no cash borrowings and approximately $42,388,000 in letters of credit and bankers’ acceptances outstanding, with $307,612,000 remaining available for cash borrowings, all as of August 30, 2014.

Subsequent to quarter end, the Company borrowed $25,000,000 under its Revolving Credit Facility to supplement working capital and facilitate share repurchases. Due to the seasonal nature of the business, a significant increase in merchandise payments occurs in September and October and the Company’s annual cash low-point falls within these months, which is in advance of the peak selling months of November and December.

Term Loan Facility – The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of August 30, 2014, the Company had $200,000,000 outstanding under the Term Loan Facility with a carrying value of $198,099,000 net of any unamortized discounts. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $200,000,000 as of August 30, 2014, using Level 2 inputs which include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Term Loan Facility provides for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such facilities exceed an incremental $200,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Plans are not funded and thus have no plan assets. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit cost for the three and six months ended August 30, 2014 and August 31, 2013, are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended		Six Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Components of net periodic benefit cost:
Service cost	$350	$364	$701	$728
Interest cost	205	191	411	382
Amortization of unrecognized prior service cost	103	103	205	205
Amortization of net actuarial loss	333	348	665	696

Net periodic benefit cost	$991	$1,006	$1,982	$2,011

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

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of March 1, 2014, and for the fiscal year then ended, and related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and six months ended August 30, 2014 and August 31, 2013, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of August 30, 2014, the Company operated 1,073 stores in the United States and Canada.

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

The Company has set out operational and financial goals supporting its omni-channel evolution. This includes six key guideposts to monitor the transformation of the Company to a mature omni-channel retailing business. These guideposts include Brand Traffic, Conversion and Average Ticket; Stores as Sales and Customer Experience Centers; Merchandise Margin and Gross Profit; Fulfillment and Home Delivery; Selling General and Administrative Expenses; and Capital Allocation.

During the second quarter of fiscal 2015, the Company continued to focus on the quality, not the quantity, of its real estate, in order to strengthen its real estate portfolio. The Company views its stores and e-Commerce website as an integrated business. The stores are becoming sales and customer experience centers and are positioned to serve as a gateway to the Company’s e-Commerce website and the e-Commerce website serves as a gateway to the stores.

Since the launch of Pier1.com during July of fiscal 2013, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. This trend continued in the second quarter of fiscal 2015, with e-Commerce sales reaching 9.7% of total Company sales. In response to the early success of its ‘1 Pier 1’ omni-channel strategy, the Company expects to achieve e-Commerce sales of at least $200 million in fiscal 2015, and e-Commerce sales of at least $400 million in fiscal 2016. This compares to previous expectations for e-Commerce sales to comprise 10% of total sales by the end of fiscal 2016.

The ‘1 Pier 1’ strategy has required investment in systems, fulfillment centers, call centers, distribution networks and store development. To support growth, the Company built greater flexibility and capacity into the distribution network during the prior fiscal year, through the introduction of in-home delivery and Express Request, the Company’s special order program. The Company is also executing its strategy to utilize all distribution centers as fulfillment centers for large items, further leveraging its single inventory. During the current quarter, the Company continued implementation of a number of strategic projects and opened the Company’s new fulfillment center in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Columbus, Ohio. The Company believes these projects provide the foundation for long-term success. The Company’s strategy also includes returning value to shareholders through quarterly cash dividends and share repurchases.

For the second quarter of fiscal 2015, net sales increased 5.8% and company comparable sales increased 4.5% compared to the same period of fiscal 2014. The company comparable sales increases were attributable to increases in total brand traffic, in-store conversion, online conversion, and average ticket. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior in-store experience and enhanced e-Commerce experience. For the second quarter of fiscal 2015, gross profit was 38.9% of sales, compared to 40.8% during the same period last year, a decline of 190 basis points. Operating income for the second quarter of fiscal 2015 was $16.5 million, or 3.9% of sales, compared to $29.1 million, or 7.3% of sales, for the same period in the prior year.

The Company entered into a new $200 million senior secured term loan facility in April 2014 which matures in 2021. This further strengthens the Company’s capital structure and provides added flexibility to invest for future profitable growth and continues return of value to shareholders. As of August 30, 2014, the Company had $200 million outstanding under this facility. See “Liquidity and Capital Resources – Revolving Credit Facility and Term Loan Facility” below for more information.

During the first six months of fiscal 2015, the Company utilized $42.6 million for capital expenditures, which was deployed toward the opening of 17 new stores, new merchandise fixtures and lighting for existing stores, other leasehold improvements, and technology and infrastructure initiatives, including the completion of the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Total capital expenditures for fiscal 2015 are expected to be at similar levels to fiscal 2014.

During the first six months of fiscal 2015, the Company repurchased 8,055,012 shares of its common stock at a weighted average cost of $17.95 per share for a total cost of $144.6 million. Of this amount, the Company utilized $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200 million October 2013 share repurchase program, which completed the program. The remaining $48.5 million was utilized to repurchase 2,983,200 shares of the Company’s common stock at a weighted average cost of $16.24 under the $200 million April 2014 share repurchase program. Subsequent to quarter end, through October 3, 2014, the Company utilized a total of $7.3 million to repurchase 540,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $13.53 and $144.2 million remained available for further repurchases under that program. During the first six months of fiscal 2015, the Company paid quarterly cash dividends totaling approximately $11.0 million. In addition, on September 26, 2014, the Company announced a $0.06 per share quarterly cash dividend payable on November 5, 2014, to shareholders of record on October 22, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and six months ended August 30, 2014 and August 31, 2013:

	Three Months Ended		Six Months Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Key Performance Indicators
Total sales growth	5.8%	7.6%	6.0%	8.5%
Company comparable sales growth	4.5%	3.5%	5.4%	4.7%
Gross profit as a % of sales	38.9%	40.8%	39.4%	41.6%
Selling, general and administrative expenses as a % of sales	32.2%	31.0%	31.8%	31.4%
EBITDA (1)	$28.1	$38.8	$64.5	$81.1
Operating income as a % of sales	3.9%	7.3%	5.1%	7.9%
Net income as a % of sales	2.2%	4.5%	2.9%	4.8%

	For the period ended
	August 30,	August 31,
	2014	2013
Sales per average retail square foot (2)	$207	$202
Total retail square footage (in thousands)	8,463	8,392

(1)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Reconciliation of Non-GAAP Financial Measures.
(2)

Sales per average retail square foot is calculated using a rolling 12-month total of retail sales over a 13-month retail square footage weighted average (includes all retail sales except direct-to-customer orders placed outside of a store).

Company Comparable Sales Calculation – For the fiscal 2015 over fiscal 2014 comparison, the company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales were included in the calculation as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the re-opening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition of a comparable store.

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

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 30,	August 31,	August 30,	August 31,
	2014	2013	2014	2013
Retail sales	$414,740	$391,603	$829,983	$781,858
Other (1)	3,882	4,038	7,698	8,637

Net sales	$418,622	$395,641	$837,681	$790,495

(1)

Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns and gift card breakage. The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format.

Net sales for the second quarter of fiscal 2015 were $418.6 million, an increase of 5.8%, over last year’s second quarter net sales of $395.6 million. Company comparable sales for the quarter increased 4.5%, which was the result of an increase in total brand traffic, store conversion, online conversion, and average ticket over the same period last year. Net sales during the year-to-date period increased $47.2 million, or 6.0%, to $837.7 million when compared to the same period last year. Company comparable sales increased 5.4% for the first six months of fiscal 2015 as a result of an increase in total brand traffic, store conversion, online conversion, and average ticket. The Company’s e-Commerce sales accounted for 9.7% and 3.7% of net sales for the three month periods ended August 30, 2014 and August 31, 2013, respectively. The Company’s e-Commerce year-to-date sales accounted for 9.3% and 3.2% of net sales for the six months ended August 30, 2014 and August 31, 2013, respectively. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”). The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations offset the increase in company comparable sales by approximately 20 basis points for the current quarter and 40 basis points for the year-to-date period. The Company’s proprietary credit card program provides both economic and strategic benefits. Sales on the Pier 1 credit card comprised 31.7% of U.S. store sales for the trailing twelve months ended August 30, 2014, compared to 30.4% at the end of fiscal 2014.

The increase in sales for the six-month period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 31, 2013	$790,495
Incremental sales growth (decline) from:
New stores opened during fiscal 2015	6,007
Stores opened during fiscal 2014	14,247
Company comparable sales	41,153
Closed stores and other	(14,221)

Net sales for the six months ended August 30, 2014	$837,681

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2015 to the number open at the end of the second quarter is as follows:

	United States	Canada	Total
Open at March 1, 2014	991	81	1,072
Openings	16	1	17
Closings	(15)	(1)	(16)

Open at August 30, 2014 (1)	992	81	1,073

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At August 30, 2014, there were 62 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Cost of Sales and Gross Profit – In the second quarter of fiscal 2015, cost of sales was 61.1% of sales compared to 59.2% of sales for the same period last year and gross profit was 38.9% of sales compared to 40.8% of sales for the same period a year ago, a decline of 190 basis points. Of the decline in gross profit as a percentage of sales, 100 basis points were attributable to the shift in channel mix, including fulfillment costs, which more than doubled versus a year ago. Another 130 basis points of the decline primarily resulted from increased promotional activity, which was partially offset by leveraging store occupancy costs by 40 basis points.

For the first six months of fiscal 2015, cost of sales was 60.6% compared to 58.4% of sales for the same period last year and gross profit was 39.4% of sales compared to 41.6% last year, a decline of 220 basis points. Of the decline in gross profit as a percentage of sales, 80 basis points were attributable to the shift in channel mix, including fulfillment costs, which more than doubled versus a year ago. Another 170 basis points of the decline primarily resulted from increased promotional activity, which was partially offset by leveraging store occupancy costs by 30 basis points.

Operating Expenses – Second quarter selling, general and administrative expenses were $134.8 million, compared to $122.6 million for the same period in fiscal 2014, an increase of $12.2 million. As a percentage of sales, selling, general and administrative expenses were 32.2% in the second quarter of fiscal 2015 compared to 31.0% of sales for the same period in fiscal 2014. Year-to-date selling, general and administrative expenses were $266.3 million, or 31.8% of sales, compared to $248.1 million, or 31.4% of sales, in the same period of fiscal 2014. The increase in variable costs both in dollars and as a percentage of sales was primarily due to increases in marketing expenses associated with increased digital marketing activities and higher circulation of retail mailers and inserts during the quarter and year-to-date periods. In addition, relatively fixed expenses increased primarily due to planned growth in headcount to scale e-Commerce and to expand organizational capabilities to support the ‘1 Pier 1’ strategy.

Depreciation and amortization expense for the fiscal 2015 second quarter and year-to-date periods was $11.3 million and $21.7 million, respectively, compared to $9.6 million and $18.5 million in the prior year. The increases during both periods compared to the prior year were primarily the result of additional capital expenditures in recent years coupled with incremental expenditures deployed towards technology, which typically depreciate over a shorter time period compared to other depreciable assets.

Operating income for the second quarter of fiscal 2015 was $16.5 million, or 3.9% of sales, compared to $29.1 million, or 7.3% of sales, for the same period last year. For the first half of fiscal 2015, operating income totaled $42.4 million, or 5.1% of sales, compared to $62.3 million, or 7.9% of sales, for the same period last year.

Nonoperating Income and Expense – During the first half of fiscal 2015, nonoperating expense was $3.5 million, compared to $0.7 million for the same period in fiscal 2014. The increase was primarily the result of the new senior secured term loan facility interest and related expenses partially offset by $0.9 million of interest associated with a U.S. federal income tax refund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Income Taxes – The Company had an effective tax rate of 37.8% and recorded an income tax provision of $5.6 million during the second quarter of fiscal 2015, compared to an effective tax rate of 38.0% and an income tax provision of $10.9 million during the second quarter last year. For the first six months of fiscal 2015, the Company had an effective tax rate of 37.6% and recorded an income tax provision of $14.6 million, compared to an effective tax rate of 38.0% and an income tax provision of $23.4 million during the prior year. The decrease in the effective tax rate was primarily related to certain discrete items occurring in the first and second quarters of fiscal 2015. The decrease in income tax expense from the prior year periods was primarily due to the Company reporting lower income before taxes in fiscal 2015.

Net Income – For the second quarter of fiscal 2015, the Company reported net income of $9.2 million, or $0.10 per diluted share, compared to $17.8 million, or $0.17 per diluted share for the same period last year. For the first six months of fiscal 2015, the Company reported net income of $24.2 million, or $0.26 per diluted share. For the same period last year, net income was $38.2 million, or $0.35 per diluted share.

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

	Three Months Ended		Six Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net income (GAAP)	$9.2	$17.8	$24.2	$38.2
Add back: Income tax provision	5.6	10.9	14.6	23.4
Interest expense, net	2.1	0.4	4.0	1.0
Depreciation and amortization	11.3	9.6	21.7	18.5

EBITDA (non-GAAP)	$28.1	$38.8	$64.5	$81.1

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2015 with $42.6 million in cash and temporary investments compared to $126.7 million at the end of fiscal 2014. The decrease was primarily the result of $70.6 million of cash used in operating activities, and the utilization of cash to support the Company’s growth plans and return of value to shareholders, including $42.6 million for capital expenditures, $155.4 million to repurchase shares of the Company’s common stock and $11.0 million for cash dividends. These cash outflows were partially offset by proceeds of $198.0 million from the closing of the senior secured term loan financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows from Operating Activities

Operating activities in the first half of fiscal 2015 used $70.6 million of cash, primarily as a result of an increase in inventories, which was partially offset by net income and an increase in accounts payable. Inventory levels at the end of the second quarter of fiscal 2015 were $513.8 million, an increase of $69.1 million, or 15.5%, from the second quarter of fiscal 2014 and in line with the Company’s expectations. The increase in inventories primarily resulted from an expanded SKU count in support of Express Request, additional fulfillment center inventories and the receipt of merchandise slightly earlier this year compared to last year.

Cash Flows from Investing Activities

During the first six months of fiscal 2015, investing activities used $43.3 million compared to $39.5 million during the same period last year. Of this amount, the Company utilized $42.6 million for capital expenditures, which was deployed toward the opening of 17 new stores, new merchandise fixtures and lighting for existing stores, other leasehold improvements, and technology and infrastructure initiatives, including the completion of the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Total capital expenditures for fiscal 2015 are expected to be at similar levels to fiscal 2014.

Cash Flows from Financing Activities

During the first half of fiscal 2015, financing activities provided $29.7 million, primarily resulting from $198.0 million of net proceeds from issuance of long-term debt, partially offset by cash outflows of $155.4 million for repurchases of the Company’s common stock and $11.0 million in cash dividends. See “Share Repurchase Program” below for more information.

Lease Obligations

At the end of the second quarter of fiscal 2015, the Company’s minimum operating lease commitments remaining for fiscal 2015 were $119.6 million. The present value of total existing minimum operating lease commitments discounted at 10% was $926.1 million at the fiscal 2015 second quarter end compared to $878.3 million at the end of fiscal 2014. The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas. During the second quarter of fiscal 2015, the Company entered into a lease amendment which extended the term of the lease through June 30, 2027, and provided for additional space in the building.

Revolving Credit Facility and Term Loan Facility

Revolving Credit Facility – The Company completed a second amendment to its secured revolving credit facility (“Revolving Credit Facility”) on April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility (the “Term Loan Facility”) that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350 million or the amount of the calculated borrowing base, which was $415.0 million as of August 30, 2014. Under the Revolving Credit Facility the Company had no cash borrowings and approximately $42.4 million in letters of credit and bankers’ acceptances outstanding, with $307.6 million remaining available for cash borrowings, all as of August 30, 2014.

Subsequent to quarter end, the Company borrowed $25.0 million under its Revolving Credit Facility, to supplement working capital and facilitate share repurchases. Due to the seasonal nature of the business, a significant increase in merchandise payments occurs in September and October and the Company’s annual cash low-point falls within these months, which is in advance of the peak selling months of November and December.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Term Loan Facility – The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of August 30, 2014, the Company had $200 million outstanding under the Term Loan Facility with a carrying value of $198.1 million net of any unamortized discounts. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the agreement, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $200 million as of August 30, 2014, using Level 2 inputs which include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Term Loan Facility provides for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such facilities exceed an incremental $200 million.

Share Repurchase Program

During the first six months of fiscal 2015, the Company repurchased 8,055,012 shares of its common stock at a weighted average cost of $17.95 per share for a total cost of $144.6 million. Of this amount, the Company utilized $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200 million October 2013 share repurchase program, which completed the program. The remaining $48.5 million was utilized to repurchase 2,983,200 shares of the Company’s common stock at a weighted average cost of $16.24 under the $200 million April 2014 share repurchase program. In fiscal 2015, the Company had cash outflows of $155.4 million related to share repurchases which included $144.6 million for shares repurchased in the first half of fiscal 2015, included $11.6 million for shares repurchased in fiscal 2014 that settled in fiscal 2015, and excluded $0.8 million of share repurchases that were settled subsequent to the end of the second quarter of fiscal 2015. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through October 3, 2014, the Company utilized a total of $7.3 million to repurchase 540,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $13.53 and $144.2 million remained available for further repurchases under that program.

Dividends Payable

On September 26, 2014, subsequent to quarter end, the Company announced a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 quarterly cash dividend will be paid on November 5, 2014, to shareholders of record on October 22, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances, and as required, borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund operational obligations, capital expenditure requirements, debt-related payments, share repurchases and cash dividends for the foreseeable future.

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations and projections of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with the use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar words and phrases. Management’s expectations and assumptions regarding the Company’s ‘1 Pier 1’ strategy, its omni-channel operations and results, anticipated consumer spending trends, planned store openings and closings, financing of Company obligations from operations and other sources of capital, success of its marketing, merchandising and operational strategies, operational results of its stores and e-Commerce operations, results of promotional activities and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the inability to anticipate, identify and respond to changing customer trends and preferences; inability to identify and successfully implement strategic initiatives; factors affecting consumer spending; risks related to outsourcing, including disruptions in business and increased costs; the overall health of the United States economy and other global, national, regional or local economies; negative impacts from failure to control merchandise returns; the availability and proper functioning of technology and communications systems supporting the Company’s key business processes and its e-Commerce operations; increases in costs, including fuel and transportation costs, interest rates, and labor costs; failure to successfully manage and execute marketing initiatives; potential impairment charges; inability to operate in desirable locations; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; adverse weather conditions or natural disasters; global, national, regional or local conflicts; risks related to technology; failure to protect consumer data, personally identifiable information, credit and debit card information, and other sensitive or proprietary information; failure to successfully implement new information technology systems; risks related to cybersecurity; regulatory and legal risks; risks related to imported merchandise including restrictive tariffs, duties or quotas, and the ability of the Company to source, ship and deliver items of acceptable quality to its customer base; disruptions in the global credit and equity markets; and risks related to insufficient cash flows. The foregoing risks and uncertainties are in addition to others that may be discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014, as filed with the Securities and Exchange Commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 30, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 30, 2014, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jun 1, 2014 through Jul 5, 2014	1,152,000	$16.15	1,152,000	$170,107,186
Jul 6, 2014 through Aug 2, 2014	835,300	15.40	835,300	157,239,829
Aug 3, 2014 through Aug 30, 2014	365,900	15.56	365,900	151,545,664

	2,353,200	$15.79	2,353,200	$151,545,664

All shares in the table above were repurchased under the $200 million April 2014 share repurchase program and as of August 30, 2014, $151.5 million remained available for repurchase under the program.

From the end of the quarter through October 3, 2014, the Company has utilized a total of $7.3 million to repurchase 540,000 shares of the Company’s common stock at a weighted average cost of $13.53 and $144.2 million remained available for repurchase of the Company’s common stock under the April 2014 program.

During the second quarter of fiscal 2015, the Company did not acquire any shares of the Company’s common stock from employees to satisfy obligations that arose through equity compensation awards pursuant to approved plans.

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

PIER 1 IMPORTS, INC.

Date: October 8, 2014	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Date: October 8, 2014	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President and Chief Financial Officer

Date: October 8, 2014	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014, (File No. 001-07832).

10.1*	Fifth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated July 14, 2014.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith