Form 10-Q
period 2014-11-29
PIER 1 IMPORTS INC/DE
filed 2015-01-07
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2014

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

As of January 2, 2015, there were outstanding 90,007,448 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

PART I

Item 1.	Financial Statements.

PIER I IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Net sales	$484,501	$465,462	$1,322,182	$1,255,957
Cost of sales	279,588	263,232	786,918	724,830

Gross profit	204,913	202,230	535,264	531,127
Selling, general and administrative expenses	160,820	149,217	427,103	397,296
Depreciation and amortization	12,323	9,919	34,032	28,461

Operating income	31,770	43,094	74,129	105,370
Nonoperating (income) and expenses:
Interest, investment income and other	(254)	(592)	(891)	(1,216)
Interest expense	3,054	528	7,216	1,846

	2,800	(64)	6,325	630

Income before income taxes	28,970	43,158	67,804	104,740
Income tax provision	11,110	16,400	25,731	39,801

Net income	$17,860	$26,758	$42,073	$64,939

Earnings per share:
Basic	$0.20	$0.26	$0.46	$0.62

Diluted	$0.20	$0.26	$0.45	$0.61

Dividends declared per share:	$0.06	$0.05	$0.18	$0.15

Average shares outstanding during period:
Basic	89,741	103,319	91,967	105,018

Diluted	90,635	104,716	93,030	106,942

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Net income	$17,860	$26,758	$42,073	$64,939
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,964)	(361)	(1,375)	(1,448)
Pension adjustments	461	464	1,382	1,393

Other comprehensive income (loss)	(1,503)	103	7	(55)

Comprehensive income, net of tax	$16,357	$26,861	$42,080	$64,884

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 29, 2014	March 1, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $26,737, $121,446 and $120,222, respectively	$33,044	$126,695	$128,205
Accounts receivable, net	45,002	24,614	36,557
Inventories	535,532	377,650	429,069
Prepaid expenses and other current assets	53,183	47,547	51,625

Total current assets	666,761	576,506	645,456
Properties, net of accumulated depreciation of $448,357, $424,246 and $418,167, respectively	208,722	183,352	176,816
Other noncurrent assets	45,900	43,765	50,043

	$921,383	$803,623	$872,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$12,000	$-	$-
Accounts payable	119,336	84,238	105,143
Gift cards and other deferred revenue	61,284	57,428	55,490
Accrued income taxes payable	6,242	14,025	18,020
Current portion of long-term debt	2,000	-	-
Other accrued liabilities	121,143	110,278	114,455

Total current liabilities	322,005	265,969	293,108
Long-term debt	205,173	9,500	9,500
Other noncurrent liabilities	77,106	78,722	70,717
Commitments and contingencies	-	-	-

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	219,828	235,637	231,316
Retained earnings	685,769	660,040	623,512
Cumulative other comprehensive loss	(6,107)	(6,114)	(4,883)
Less — 34,833,000, 26,517,000 and 21,956,000 common shares in treasury, at cost, respectively	(582,516)	(440,256)	(351,080)

	317,099	449,432	498,990
	$921,383	$803,623	$872,315

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 29, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$42,073	$64,939
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	39,458	33,598
Stock-based compensation expense	5,870	10,267
Deferred compensation	4,416	5,372
Deferred income taxes	2,370	1,774
Amortization of deferred gains	(2,681)	(2,286)
Other	(2,819)	(1,496)
Changes in cash from:
Inventories	(157,882)	(73,016)
Proprietary credit card receivables	(6,934)	(7,441)
Prepaid expenses and other assets	(24,845)	(14,829)
Accounts payable and accrued expenses	60,084	51,671
Accrued income taxes payable, net of payments	(5,319)	(7,391)

Net cash (used in) provided by operating activities	(46,209)	61,162

Cash flows from investing activities:
Capital expenditures	(61,531)	(60,590)
Proceeds from disposition of properties	37	11,055
Proceeds from sale of restricted investments	1,232	507
Purchase of restricted investments	(2,314)	(2,566)

Net cash used in investing activities	(62,576)	(51,594)

Cash flows from financing activities:
Cash dividends	(16,344)	(15,633)
Purchases of treasury stock	(178,289)	(114,025)
Stock options exercised, stock purchase plan and other, net	3,888	17,888
Issuance of long-term debt, net of discount	198,000	-
Repayments of long-term debt	(500)	-
Debt issuance costs	(3,621)	(1,149)
Borrowings of notes payable	60,000	-
Repayments of notes payable	(48,000)	-

Net cash provided by (used in) financing activities	15,134	(112,919)

Change in cash and cash equivalents	(93,651)	(103,351)
Cash and cash equivalents at beginning of period	126,695	231,556

Cash and cash equivalents at end of period	$33,044	$128,205

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 29, 2014

(in thousands)

(unaudited)

					Cumulative Other Comprehensive Income (Loss)
	Common Stock		Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders’ Equity
	Outstanding Stock	Amount
Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432
Net income	-	-	-	42,073	-	-	42,073
Other comprehensive income	-	-	-	-	7	-	7
Purchases of treasury stock	(9,837)	-	-	-	-	(167,827)	(167,827)
Stock-based compensation	962	-	(10,363)	-	-	16,233	5,870
Exercise of stock options, stock purchase plan, and other	559	-	(5,446)	-	-	9,334	3,888
Cash dividends ($0.18 per share)	-	-	-	(16,344)	-	-	(16,344)

Balance November 29, 2014	90,399	$125	$219,828	$685,769	$(6,107)	$(582,516)	$317,099

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 29, 2014

AND NOVEMBER 30, 2013

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2014. All adjustments that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. The results of operations for the three and nine months ended November 29, 2014 and November 30, 2013, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of November 29, 2014, the Company had no financial instruments with fair market values that were materially different from their carrying values.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, but included the dilutive effect of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. A total of 233,000 and 139,000 outstanding stock options were excluded from the computation of earnings per share, as the effect would be antidilutive for the three and nine months ended November 29, 2014, respectively, and a total of 13,000 and 7,000 outstanding stock options were excluded for the three and nine months ended November 30, 2013, respectively.

Earnings per share for the three and nine months ended November 29, 2014 and November 30, 2013, were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net income, basic and diluted	$17,860	$26,758	$42,073	$64,939

Weighted average shares outstanding during period:
Basic	89,741	103,319	91,967	105,018
Effect of dilutive stock options	598	788	709	1,094
Effect of dilutive restricted stock	296	609	354	830

Diluted	90,635	104,716	93,030	106,942

Earnings per share:
Basic	$0.20	$0.26	$0.46	$0.62

Diluted	$0.20	$0.26	$0.45	$0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation – For the three and nine months ended November 29, 2014, the Company recorded compensation expense related to restricted stock of $349,000 and $5,799,000, respectively. For the three and nine months ended November 30, 2013, the Company recorded compensation expense related to restricted stock of $2,977,000 and $10,194,000, respectively. During the third quarter of fiscal 2015, the Company adjusted compensation expense based upon consideration of the probability of meeting underlying performance targets. Based upon the Company’s analysis, compensation expense related to certain performance based awards was lowered by $2,459,000. As of November 29, 2014, there was approximately $20,429,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 1.7 years if certain performance targets are achieved.

During the third quarter of fiscal 2015, the Company awarded one-time grants of service-based long-term restricted stock to certain executive officers. A total of 122,280 shares was awarded, which had a grant date fair value of $12.30. The Company began expensing these shares during the quarter. One half of the shares will vest on October 16, 2019, and the remaining shares will vest on October 16, 2020, provided that the officers continue to be employed on those dates.

Share repurchase program – During the first nine months of fiscal 2015, the Company repurchased 9,836,912 shares of its common stock at a weighted average cost of $17.06 per share for a total cost of $167,827,000. Of this amount, the Company utilized $96,108,000 to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200,000,000 October 2013 share repurchase program, which completed the program. The remaining $71,719,000 was utilized to repurchase 4,765,100 shares of the Company’s common stock at a weighted average cost of $15.05 under the $200,000,000 April 2014 share repurchase program. In fiscal 2015, the Company had cash outflows of $178,289,000 related to share repurchases. These share repurchases included $167,827,000 for shares of common stock repurchased in the first nine months of fiscal 2015, included $11,608,000 for shares of common stock repurchased in fiscal 2014 that settled in fiscal 2015, and excluded $1,146,000 of common stock share repurchases that were settled subsequent to the end of the third quarter of fiscal 2015. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through January 2, 2015, the Company utilized a total of $5,730,000 to repurchase 418,200 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $13.70 and $122,551,000 remained available for further share repurchases of common stock under that program.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility – The Company completed a second amendment to its secured revolving credit facility (“Revolving Credit Facility”) on April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility (the “Term Loan Facility”) that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $497,600,000 as of November 29, 2014. The Company had $12,000,000 in cash borrowings and $36,538,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $301,462,000 remaining available for cash borrowings, all as of November 29, 2014. At the end of the third quarter of fiscal 2015, the $12,000,000 in cash borrowings bore interest at 3.50%. The Company repaid all cash borrowings under the Revolving Credit Facility subsequent to quarter end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Term Loan Facility – The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of November 29, 2014, the Company had $199,500,000 outstanding under the Term Loan Facility with a carrying value of $197,673,000 net of unamortized discounts. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $199,500,000 as of November 29, 2014, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

NOTE 4 – DEFINED BENEFIT PLANS

The Company maintains supplemental retirement plans (the “Plans”) for certain of its executive officers. The Plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Plans are not funded and thus have no plan assets.

Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the Plans or participation in the Plans. The components of net periodic benefit cost for the three and nine months ended November 29, 2014 and November 30, 2013, are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income as a component of net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Components of net periodic benefit cost:
Service cost	$351	$364	$1,052	$1,092
Interest cost	206	192	617	574
Amortization of unrecognized prior service cost	102	102	307	307
Amortization of net actuarial loss	332	348	997	1,044

Net periodic benefit cost	$991	$1,006	$2,973	$3,017

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and nine months ended November 29, 2014 and November 30, 2013, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of November 29, 2014, the Company operated 1,074 stores in the United States and Canada.

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

The Company has set out operational and financial goals supporting the ‘1 Pier 1’ strategy. This includes six key guideposts designed to monitor the transformation of the Company to a mature omni-channel retailing business. These guideposts are: Brand Traffic, Conversion and Average Ticket; Stores as Sales and Customer Experience Centers; Merchandise Margin and Gross Profit; Fulfillment and Home Delivery; Selling General and Administrative Expenses; and Capital Allocation.

The Company views its stores and e-Commerce website as an integrated business. The stores are becoming sales and customer experience centers and are positioned to serve as a gateway to the Company’s e-Commerce website and the e-Commerce website serves as a gateway to the stores. During the third quarter of fiscal 2015, the Company continued to focus on the quality, not the quantity, of its real estate, in order to strengthen its real estate portfolio.

Since the launch of Pier1.com during July of fiscal 2013, traffic to the website has increased significantly, and the Company has seen progressive increases in e-Commerce sales as a percentage of total Company sales. This trend continued in the third quarter of fiscal 2015, with e-Commerce sales reaching 12.3% and 10.4% of total Company sales for the quarter and year-to-date periods ended November 29, 2014. In response to the early success of its ‘1 Pier 1’ strategy, the Company expects to achieve e-Commerce sales of at least $200 million in fiscal 2015, and e-Commerce sales of at least $400 million in fiscal 2016. This compares to previous expectations for e-Commerce sales to comprise 10% of total sales by the end of fiscal 2016.

The ‘1 Pier 1’ strategy has required investment in systems, fulfillment centers, call centers, distribution networks and store development. To support growth, the Company built greater flexibility and capacity into the distribution network during the prior fiscal year, through the introduction of in-home delivery and Express Request, the Company’s special order program. The Company is continuing to develop its strategy to utilize all distribution centers as fulfillment centers for large items, further leveraging its single inventory. During the first three quarters of the fiscal year, the Company continued implementation of a number of strategic projects and opened the Company’s new fulfillment center in Columbus, Ohio. The Company believes these projects provide the foundation for long-term success. The Company’s strategy also includes returning value to shareholders through quarterly cash dividends and share repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

For the third quarter of fiscal 2015, net sales increased 4.1% and company comparable sales increased 2.5% compared to the same period of fiscal 2014. The company comparable sales increases were attributable to increases in total brand traffic, store conversion, online conversion, and average ticket. Management believes that the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior store experience and enhanced e-Commerce experience. For the third quarter of fiscal 2015, gross profit was 42.3% of sales, compared to 43.4% during the same period last year, a decline of 110 basis points. Operating income for the third quarter of fiscal 2015 was $31.8 million, or 6.6% of sales, compared to $43.1 million, or 9.3% of sales, for the same period in the prior year.

The Company entered into a new $200 million senior secured term loan facility in April 2014 which matures in 2021. This further strengthens the Company’s capital structure and provides added flexibility to invest for future profitable growth and continue the return of value to shareholders. As of November 29, 2014, the Company had $199.5 million outstanding under this facility. See “Liquidity and Capital Resources – Revolving Credit Facility and Term Loan Facility” below for more information.

During the first nine months of fiscal 2015, the Company utilized $61.5 million for capital expenditures, which was deployed toward the opening of 26 new stores, new merchandise fixtures and lighting for existing stores, other leasehold improvements, and technology and infrastructure initiatives, including the completion of the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Total capital expenditures for fiscal 2015 are expected to be at similar levels to fiscal 2014.

During the first nine months of fiscal 2015, the Company repurchased 9,836,912 shares of its common stock at a weighted average cost of $17.06 per share for a total cost of $167.8 million. Of this amount, the Company utilized $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200 million October 2013 share repurchase program, which completed the program. The remaining $71.7 million was utilized to repurchase 4,765,100 shares of the Company’s common stock at a weighted average cost of $15.05 under the $200 million April 2014 share repurchase program. Subsequent to quarter end, through January 2, 2015, the Company utilized a total of $5.7 million to repurchase 418,200 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $13.70 and $122.6 million remained available for further repurchases under the program. During the first nine months of fiscal 2015, the Company paid quarterly cash dividends totaling approximately $16.3 million. In addition, on December 18, 2014, the Company announced a $0.06 per share quarterly cash dividend payable on February 4, 2015, to shareholders of record on January 21, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators for the three and nine months ended November 29, 2014 and November 30, 2013:

	Three Months Ended		Nine Months Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Key Performance Indicators
Total sales growth	4.1%	9.6%	5.3%	8.9%
Company comparable sales growth	2.5%	6.9%	4.3%	5.5%
Gross profit as a % of sales	42.3%	43.4%	40.5%	42.3%
Selling, general and administrative expenses as a % of sales	33.2%	32.1%	32.3%	31.6%
EBITDA (in millions) (1)	$44.3	$53.4	$108.8	$134.5
Operating income as a % of sales	6.6%	9.3%	5.6%	8.4%
Net income as a % of sales	3.7%	5.7%	3.2%	5.2%

	For the period ended
	November 29,	November 30,
	2014	2013
Sales per average retail square foot (2)	$207	$205
Total retail square footage (in thousands)	8,473	8,462

(1)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Reconciliation of Non-GAAP Financial Measures.
(2)

Sales per average retail square foot is calculated using a rolling 12-month total of retail sales over a 13-month retail square footage weighted average (includes all retail sales except direct-to-customer orders placed outside of a store).

Company Comparable Sales Calculation – For the fiscal 2015 over fiscal 2014 comparison, the company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales (as defined below) were included in the calculation as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition of a comparable store.

For the fiscal 2014 over fiscal 2013 comparison, the sales included in the company comparable sales calculation were determined in the same manner as above. Direct-to-customer sales were excluded because those sales did not meet the criteria for inclusion at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenue, wholesale sales and royalties. Sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 29,	November 30,	November 29,	November 30,
	2014	2013	2014	2013
Retail sales	$476,945	$462,120	$1,306,927	$1,243,978
Other (1)	7,556	3,342	15,255	11,979

Net sales	$484,501	$465,462	$1,322,182	$1,255,957

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of wholesale sales and royalties received from Grupo Sanborns and gift card breakage. Other sales also included a reduction of credit card fees based upon a settlement agreement ($2.2 million net of related expenses).

Net sales for the third quarter of fiscal 2015 were $484.5 million, an increase of 4.1%, over last year’s third quarter net sales of $465.5 million. Company comparable sales for the quarter increased 2.5%, which was the result of an increase in total brand traffic, store conversion, online conversion, and average ticket over the same period last year. Net sales during the year-to-date period increased $66.2 million, or 5.3%, to $1.322 billion when compared to the same period last year. Company comparable sales increased 4.3% for the first nine months of fiscal 2015 as a result of an increase in total brand traffic, store conversion, online conversion, and average ticket.

The Company’s e-Commerce sales accounted for 12.3% and 4.2% of net sales for the three month periods ended November 29, 2014 and November 30, 2013, respectively. The Company’s e-Commerce year-to-date sales accounted for 10.4% and 3.5% of net sales for the nine months ended November 29, 2014 and November 30, 2013, respectively. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”).

The Company’s net sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations offset the increase in company comparable sales by approximately 50 basis points for the current quarter and 50 basis points for the year-to-date period. Sales on the Pier 1 credit card comprised 32.0% of U.S. store sales for the trailing twelve months ended November 29, 2014, compared to 30.4% at the end of fiscal 2014. The Company’s proprietary credit card program provides both economic and strategic benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The increase in sales for the nine-month period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 30, 2013	$1,255,957
Incremental sales growth (decline) from:
New stores opened during fiscal 2015	14,772
Stores opened during fiscal 2014	17,273
Company comparable sales	52,308
Closed stores and other	(18,128)

Net sales for the nine months ended November 29, 2014	$1,322,182

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2015 to the number open at the end of the third quarter is as follows:

	United States	Canada	Total
Open at March 1, 2014	991	81	1,072
Openings	25	1	26
Closings	(23)	(1)	(24)

Open at November 29, 2014 (1)	993	81	1,074

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 29, 2014, there were 68 locations in Mexico and one in El Salvador. These locations were excluded from the table above.

Cost of Sales and Gross Profit – In the third quarter of fiscal 2015, cost of sales was 57.7% of sales, compared to 56.6% of sales for the same period last year and gross profit was 42.3% of sales, compared to 43.4% of sales for the same period a year ago, a decline of 110 basis points. The decline in gross profit as a percentage of sales was primarily attributable to the shift in channel mix, including fulfillment costs, partially offset by leveraging store occupancy costs. For the first nine months of fiscal 2015, cost of sales was 59.5% of sales, compared to 57.7% of sales for the same period last year and gross profit was 40.5% of sales, compared to 42.3% of sales last year, a decline of 180 basis points. The decline in gross profit as a percentage of sales was primarily attributable to the shift in channel mix, including fulfillment costs, and increased promotional activity in the first half of fiscal 2015, partially offset by leveraging store occupancy costs. In the third quarter of fiscal 2015 the Company refined its promotional strategy, utilizing a more targeted approach to promotions, with reduced frequency and depth of all-Company coupons and a more balanced mix between full price and promotional selling.

Operating Expenses and Operating Income – Third quarter selling, general and administrative expenses were $160.8 million, compared to $149.2 million for the same period in fiscal 2014, an increase of $11.6 million. As a percentage of sales, selling, general and administrative expenses were 33.2% in the third quarter of fiscal 2015 compared to 32.1% of sales for the same period in fiscal 2014. Year-to-date selling, general and administrative expenses were $427.1 million, or 32.3% of sales, compared to $397.3 million, or 31.6% of sales, in the same period of fiscal 2014. Variable costs increased both in dollars and as a percentage of sales due primarily to planned increases in marketing expenses during the quarter and year-to-date periods, partially offset by the leveraging of store payroll. In addition, relatively fixed expenses increased primarily due to planned growth in headcount and associated costs to scale e-Commerce and to expand organizational capabilities to support the ‘1 Pier 1’ strategy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Depreciation and amortization expense for the fiscal 2015 third quarter and year-to-date periods was $12.3 million and $34.0 million, respectively, compared to $9.9 million and $28.5 million in the prior year. The increases during both periods compared to the prior year were primarily the result of additional capital expenditures in recent years coupled with incremental expenditures deployed towards technology, which typically depreciate over a shorter time period compared to other depreciable assets.

Operating income for the third quarter of fiscal 2015 was $31.8 million, or 6.6% of sales, compared to $43.1 million, or 9.3% of sales, for the same period last year. For the first nine months of fiscal 2015, operating income totaled $74.1 million, or 5.6% of sales, compared to $105.4 million, or 8.4% of sales, for the same period last year.

Nonoperating Income and Expenses – During the first nine months of fiscal 2015, nonoperating expenses were $6.3 million, compared to $0.6 million for the same period in fiscal 2014. The increase was primarily the result of the new senior secured term loan facility interest and related expenses.

Income Taxes – The Company had an effective tax rate of 38.4% and recorded an income tax provision of $11.1 million during the third quarter of fiscal 2015, compared to an effective tax rate of 38.0% and an income tax provision of $16.4 million during the third quarter last year. For the first nine months of fiscal 2015, the Company had an effective tax rate of 37.9% and recorded an income tax provision of $25.7 million, compared to an effective tax rate of 38.0% and an income tax provision of $39.8 million during the prior year period. The decrease in the effective tax rate was primarily related to certain discrete items occurring in the first three quarters of fiscal 2015. The decrease in income tax expense from the prior year periods was primarily due to the Company reporting lower income before taxes for the first nine months of fiscal 2015.

Net Income – For the third quarter of fiscal 2015, the Company reported net income of $17.9 million, or $0.20 per diluted share, compared to $26.8 million, or $0.26 per diluted share for the same period last year. For the first nine months of fiscal 2015, the Company reported net income of $42.1 million, or $0.45 per diluted share. For the same period last year, net income was $64.9 million, or $0.61 per diluted share.

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

	Three Months Ended		Nine Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net income (GAAP)	$17.9	$26.8	$42.1	$64.9
Add back: Income tax provision	11.1	16.4	25.7	39.8
Interest expense, net	3.0	0.3	6.9	1.3
Depreciation and amortization	12.3	9.9	34.0	28.5

EBITDA (non-GAAP)	$44.3	$53.4	$108.8	$134.5

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2015 with $33.0 million in cash and cash equivalents compared to $126.7 million at the end of fiscal 2014. The decrease was primarily the result of $46.2 million of cash used in operating activities, and the utilization of cash to support the Company’s growth plans and return of value to shareholders, including $61.5 million for capital expenditures, $178.3 million to repurchase shares of the Company’s common stock under Board-approved programs and $16.3 million for cash dividends. These cash outflows were partially offset by proceeds of $198.0 million from the closing of the senior secured term loan financing and $12.0 million of borrowings, net, under the secured revolving credit facility.

Cash Flows from Operating Activities

Operating activities in the first nine months of fiscal 2015 used $46.2 million of cash, primarily as a result of an increase in inventories, which was partially offset by net income and an increase in accounts payable and accrued expenses. Inventory levels at the end of the third quarter of fiscal 2015 were $535.5 million, an increase of $106.5 million, or 24.8%, from the third quarter of fiscal 2014 and in line with the Company’s expectations. The increase in inventories was primarily a result of the year-over-year increase in merchandise in-transit due to earlier deliveries in advance of the Chinese New Year, merchandise related to the planned increase in online-only and Express Request assortments, and additional inventory to support higher sales.

Cash Flows from Investing Activities

During the first nine months of fiscal 2015, investing activities used $62.6 million compared to $51.6 million during the same period last year. Of this amount, the Company utilized $61.5 million for capital expenditures, which was deployed toward the opening of 26 new stores, new merchandise fixtures and lighting for existing stores, other leasehold improvements, and technology and infrastructure initiatives, including the completion of the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Total capital expenditures for fiscal 2015 are expected to be at similar levels to fiscal 2014.

Cash Flows from Financing Activities

During the first nine months of fiscal 2015, financing activities provided $15.1 million, primarily resulting from $198.0 million of net proceeds from issuance of long-term debt and $12.0 million of borrowings, net, under the secured revolving credit facility, partially offset by cash outflows of $178.3 million for repurchases of the Company’s common stock pursuant to Board-approved programs and $16.3 million in cash dividends. See “Revolving Credit Facility and Term Loan Facility” and “Share Repurchase Program” below for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Lease Obligations

At the end of the third quarter of fiscal 2015, the Company’s minimum operating lease commitments remaining for fiscal 2015 were $59.6 million. The present value of total existing future minimum operating lease commitments discounted at 10% was $917.7 million at the fiscal 2015 third quarter end compared to $878.3 million at the end of fiscal 2014. The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas. During the second quarter of fiscal 2015, the Company entered into an amendment of that lease which extended the term of the lease through June 30, 2027, and provided for additional space in the building.

Revolving Credit Facility and Term Loan Facility

Revolving Credit Facility - The Company completed a second amendment to its secured revolving credit facility (“Revolving Credit Facility”) on April 30, 2014, in order to allow additional borrowings under a new senior secured term loan facility (the “Term Loan Facility”) that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $497.6 million as of November 29, 2014. The Company had $12.0 million in cash borrowings and $36.5 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $301.5 million remaining available for cash borrowings, all as of November 29, 2014. At the end of the third quarter of fiscal 2015, the $12.0 million in cash borrowings bore interest at 3.50%. The Company repaid all cash borrowings under the Revolving Credit Facility subsequent to quarter end.

Term Loan Facility - The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of November 29, 2014, the Company had $199.5 million outstanding under the Term Loan Facility with a carrying value of $197.7 million net of unamortized discounts. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the agreement, beginning with the fiscal year ending February 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $199.5 million as of November 29, 2014, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Share Repurchase Program

During the first nine months of fiscal 2015, the Company repurchased 9,836,912 shares of its common stock at a weighted average cost of $17.06 per share for a total cost of $167.8 million. Of this amount, the Company utilized $96.1 million to repurchase 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 under the $200 million October 2013 share repurchase program, which completed the program. The remaining $71.7 million was utilized to repurchase 4,765,100 shares of the Company’s common stock at a weighted average cost of $15.05 under the $200 million April 2014 share repurchase program. In fiscal 2015, the Company had cash outflows of $178.3 million related to share repurchases. These share repurchases included $167.8 million for shares of common stock repurchased in the first nine months of fiscal 2015, included $11.6 million for shares of common stock repurchased in fiscal 2014 that settled in fiscal 2015, and excluded $1.1 million of common stock share repurchases that were settled subsequent to the end of the third quarter of fiscal 2015. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through January 2, 2015, the Company utilized a total of $5.7 million to repurchase 418,200 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $13.70 and $122.6 million remained available for further share repurchases of common stock under that program.

Dividends Payable

On December 18, 2014, subsequent to quarter end, the Company announced a $0.06 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.06 quarterly cash dividend will be paid on February 4, 2015, to shareholders of record on January 21, 2015.

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

Forward-looking Statements

Certain matters discussed in this quarterly report, except for historical information contained herein, may constitute “forward-looking statements” that are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company may also make forward-looking statements in other reports filed with the SEC and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations and projections of future events and results based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with the use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and other similar words and phrases. Management’s expectations and projections based on assumptions and assessments regarding the Company’s ‘1 Pier 1’ strategy, its omni-channel operations and results, anticipated consumer spending trends, planned store openings and closings, financing of Company obligations from operations and other sources of capital, success of its marketing, merchandising and operational strategies, operational results of its stores and e-Commerce operations, results of promotional activities and other future events and results are subject to risks, uncertainties and other factors that could cause actual events and results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others, the inability to anticipate, identify and respond to changing customer trends and preferences; inability to identify and successfully implement strategic initiatives; factors affecting consumer spending; risks related to outsourcing, including disruptions in business and increased costs; the overall health of the United States economy and other global, national, regional or local economies;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

negative impacts from failure to control merchandise returns; the availability and proper functioning of technology and communications systems supporting the Company’s key business processes and its e-Commerce operations; increases in costs, including fuel and transportation costs, interest rates, and labor costs; failure to successfully manage and execute marketing initiatives; potential impairment charges; inability to operate in desirable locations; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; adverse weather conditions or natural disasters; global, national, regional or local conflicts; risks related to technology; failure to protect consumer data, personally identifiable information, credit and debit card information, and other sensitive or proprietary information; failure to successfully implement new information technology systems; risks related to cybersecurity; regulatory and legal risks; risks related to imported merchandise including restrictive tariffs, duties or quotas, labor disruptions, and the ability of the Company to source, ship and deliver items of acceptable quality to its customer base; disruptions in the global credit and equity markets; and risks related to insufficient cash flows. The foregoing risks and uncertainties are in addition to others that may be discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014, as filed with the Securities and Exchange Commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 29, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 29, 2014, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Aug 31, 2014 through Oct 4, 2014	541,806	$13.53	540,000	$144,237,850
Oct 5, 2014 through Nov 1, 2014	684,900	12.32	684,900	135,797,777
Nov 2, 2014 through Nov 29, 2014	557,000	13.49	557,000	128,281,167

	1,783,706	$13.06	1,781,900	$128,281,167

(1)

Totals include 1,806 shares of the Company’s common stock acquired during the third quarter of fiscal 2015 from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

All shares in the table above were repurchased under the $200 million April 2014 share repurchase program and as of November 29, 2014, $128.3 million remained available for repurchase under the program.

From the end of the quarter through January 2, 2015, under the $200 million April 2014 program the Company has utilized a total of $5.7 million to repurchase 418,200 shares of the Company’s common stock at a weighted average cost of $13.70 and $122.6 million remained available for repurchase of the Company’s common stock under the program.

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

PIER 1 IMPORTS, INC.

Date: January 7, 2015	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Date: January 7, 2015	By:	/s/ Charles H. Turner
Charles H. Turner, Senior Executive Vice President and Chief Financial Officer

Date: January 7, 2015	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

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

10.1	Form of Restricted Stock Award Agreement – October 16, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2014 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith