Form 10-K
period 2015-02-28
PIER 1 IMPORTS INC/DE
filed 2015-04-28
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 30, 2014, was approximately $1,418,402,000. The registrant has no non-voting common stock.

As of April 22, 2015, there were outstanding 90,144,249 shares of the registrant’s common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2015 Annual Meeting in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended February 28, 2015

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in Item 1, Item 1A, Item 3, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the SEC, in press releases and in material delivered to the Company’s shareholders. Forward looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding consumer spending patterns, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, and changes in foreign currency values relative to the U.S. Dollar, and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, regional, and local economics and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    3

ITEM 1. BUSINESS.

PART I

Item 1. Business.

(a) General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail stores and an e-Commerce website all conducting business under the name Pier 1 Imports.

As of February 28, 2015, the Company had 1,065 stores in the United States and Canada. In fiscal 2015, the Company opened 30 new stores and closed 37 stores, approximately half of which were relocations. During fiscal 2015, the Company also opened an e-Commerce fulfillment center in Columbus, Ohio, completed one store remodel and added new fixtures in all existing stores. On April 8, 2015, the Company announced that it has initiated a plan to optimize its store portfolio as part of its ‘1 Pier 1’ strategy to drive growth through its omni-channel platform, reduce store occupancy and payroll costs and improve efficiency. The Company plans to close approximately 100 stores over the next three years, primarily through natural lease expirations and relocations. The Company operates regional distribution center facilities and fulfillment centers in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington.

The Company has an arrangement to supply Grupo Sanborns, S.A. de C.V. (“Grupo Sanborns”) with Pier 1 Imports merchandise to be sold primarily in a “store within a store” format in certain stores operated by Grupo Sanborns’ subsidiaries, Sears Operadora de Mexico, S.A. de C.V. (“Sears Mexico”) and Corporacion de Tiendas Internationales, S.A. de C.V. (“Sears El Salvador”). The agreements with Grupo Sanborns will expire January 1, 2017, unless those agreements are renewed and extended. The agreements are structured in a manner which substantially insulates the Company from currency fluctuations in the value of the Mexican peso.

(b) Financial Information about Industry Segments.

In fiscal 2015, the Company conducted business as one operating segment consisting of the retail sales of decorative home furnishings, furniture, gifts and related items.

Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c) Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores and an e-Commerce website conducting business under the name Pier 1 Imports, which sell a wide variety of furniture, decorative home furnishings, dining and kitchen goods, candles, gifts and other specialty items for the home.

As of February 28, 2015, the Company operated 984 stores in the United States, 81 stores in Canada and an e-Commerce website. The Company also supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns, which sold Pier 1 Imports’ merchandise primarily in a “store within a store” format in 68 stores in Mexico and one store in El Salvador. Pier 1 Imports’ stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores are located in freestanding units near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. and Canadian metropolitan areas and many of the primary smaller markets. The Company generally has its highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2015, net sales of the Company totaled $1.9 billion.

Pier 1 Imports offers a unique selection of merchandise items imported from many countries around the world. While the broad categories of Pier 1 Imports’ merchandise remain fairly constant, individual items within these merchandise categories change frequently in order to meet the changing demands and preferences of customers and trends. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES — This merchandise group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and has remained constant at approximately 65% of Pier 1 Imports’ sales in fiscal years 2015, 2014 and

4    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 1. BUSINESS.

2013. These goods are imported primarily from Asian and European countries, and are also obtained from domestic sources. This merchandise group includes decorative accents and textiles, such as rugs, wall decorations and mirrors, pillows, bedding, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, candles, fragrance, gifts and seasonal items.

FURNITURE — This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and patios. This group has remained constant at approximately 35% of Pier 1 Imports’ sales in fiscal years 2015, 2014 and 2013. These goods are imported from a variety of countries such as Vietnam, Malaysia, China, the Philippines, India and Indonesia, and are also obtained from domestic sources. This merchandise group is generally made of metal or handcrafted natural materials, including rattan, pine, acacia, oak, and other woods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports’ merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. Pier 1 Imports enjoys long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. In selecting the source of merchandise, Pier 1 Imports considers quality, dependability of delivery and cost. During fiscal 2015, Pier 1 Imports sold merchandise imported from many different countries with approximately 59% of its sales derived from merchandise produced in China, 14% in India and 18% collectively in Vietnam, Indonesia and the United States. The remainder of its merchandise is sourced from other countries around the world.

Imported and domestic merchandise is delivered to the Company’s distribution centers, where merchandise is received, allocated and shipped to the various stores in each distribution center’s region, fulfillment centers or delivered directly to customers.

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

The Company operates in the highly competitive specialty home retail business and competes primarily with specialty sections of large department stores, home furnishings retailers, small specialty stores, e-commerce retailers and mass merchandising discounters.

The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The Company monitors the level of returns and maintains a reserve for future returns based on historical experience and other known factors.

On February 28, 2015, the Company employed approximately 24,000 associates in the United States and Canada, of which approximately 5,000 were full-time employees and 19,000 were part-time employees.

(d) Financial Information about Geographic Areas.

Information required by this Item is found in Segment Information in Note 1 of the Notes to the Consolidated Financial Statements.

(e) Available Information.

The Company makes available, free of charge through its Internet website address (www.pier1.com), its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC.

Executive Officers of the Company

ALEXANDER W. SMITH, age 62, joined the Company as President and Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Smith served as Group President of the TJX Companies, Inc., where he oversaw the operations and development of Home Goods, Marshalls, TJ Maxx, plus a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and also ran its international operations.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    5

ITEM 1. BUSINESS.

MICHAEL R. BENKEL, age 46, was named Executive Vice President of Planning and Allocations in April 2012. He joined the organization in September 2008 as Senior Vice President of Planning and Allocations. Prior to joining the Company, he spent 11 years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director – Inventory Management, and as a home furnishings and furniture buyer.

LAURA A. COFFEY, age 48, was named Executive Vice President of the Company and began serving as Interim Chief Financial Officer in February 2015. Ms. Coffey has served within the organization for 18 years in various capacities, including Senior Vice President of Planning, Senior Vice President of Business Development and Strategic Planning and Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and served as Principal Accounting Officer from 2008 to 2011. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

CATHERINE DAVID, age 51, joined the organization in August 2009 as Executive Vice President of Merchandising. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essentials, Sears Grand and The Great Indoors. Ms. David also previously served Target Corporation for 13 years in various positions including Vice President and General Manager of target.direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 63, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers, including ten years as Senior Vice President of Human Resources at Zale Corporation and 21 years in various positions of increasing responsibility at Macy’s.

ERIC W. HUNTER, age 41, was named Executive Vice President of Marketing in September 2013. Prior to joining the Company, Mr. Hunter served as Senior Vice President of Marketing and Acting Chief Marketing Officer with JCPenney Company from February 2012 to July 2013, and as Chief Marketing Officer and Group President with Kellwood Company from March 2009 until February 2012. Mr. Hunter also served in various positions with PMK/HBH/Momentum Worldwide and Creative Artists Agency.

SHARON M. LEITE, age 52, was named Executive Vice President of Sales and Customer Experience in January 2014. She joined the organization in August 2007 as Executive Vice President of Stores. Prior to joining the Company, she spent eight years at Bath & Body Works, six years as Vice President of Store Operations and two years in other leadership roles. Before joining Bath & Body Works, Ms. Leite held various operations positions with several prominent retailers, including Gap, Inc., The Walt Disney Company and Limited, Inc.

MICHAEL A. CARTER, age 56, was named Senior Vice President, Compliance and General Counsel, Secretary of the Company in January 2014. Prior to that and since December 2005, he served as Senior Vice President, General Counsel and Secretary of the Company. Mr. Carter has served within the organization for 25 years in various leadership capacities, including Vice President — Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

ANDREW LAUDATO, age 48, was named Senior Vice President and Chief Information Officer in April 2002. He joined the organization in August 2000 as Vice President of Information Services. Prior to joining the Company he held various positions of increasing responsibility with the Limited, Inc., Bath & Body Works, LLC, Express, Inc., and Jo-Ann Stores, LLC.

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

Item 1A. Risk Factors.

The Company’s business is subject to risk. The following discussion, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes, sets forth the most significant risks and uncertainties that management believes could adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on the Company’s business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that may be faced by the Company. The occurrence of the described risks could cause the Company’s results to differ materially from those described in the forward-looking statements included elsewhere in this report, and could have a material adverse effect on the Company’s business, financial condition or results of operations.

6    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 1A. RISK FACTORS.

Strategic Risks and Strategy Execution Risks

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home décor and furniture.

The success of the Company’s specialty retail business depends largely upon its ability to predict trends consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand, and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product or speed of replenishment. The seasonal nature of the business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margins and, in turn, the results of operations.

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

The Company outsources numerous business processes to third parties including gift card tracking and authorization, credit card authorization and processing, store schedule visibility and time/attendance tracking, store maintenance services, maintenance and support of the Company’s website and e-Commerce platform, certain marketing services, insurance claims processing, customs filings and reporting, domestic and ocean freight including certain processing functions, shipment and delivery of customer orders including in-home delivery, certain merchandise compliance functions including testing, certain payroll processing and various tax filings, record keeping for certain employment benefits including retirement plans and the stock purchase plan, and third party vendor auditing. In addition, the Company also has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Pier 1 rewards credit card program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control and business continuity practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have a negative effect on the Company’s financial results.

An overall decline in the health of the economy in the United States or Canada and its impact on consumer confidence and spending could negatively impact the Company’s financial results.

The recessions experienced by the United States in various years adversely affected the discretionary spending, savings and investments of consumers. The resulting deterioration in consumer confidence and spending during those recessionary periods resulted in consumers reducing or eliminating their purchases of discretionary items, including the Company’s merchandise, which negatively impacted the Company’s financial results during those years. Such recessions could occur again and could have a significant impact on the Company’s financial results.

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

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    7

ITEM 1A. RISK FACTORS.

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

A disruption in the operation of the domestic portion of the Company’s supply chain, or the e-Commerce website, could impact the Company’s ability to deliver merchandise to its stores and customers, which could impact its sales and results of operations.

The Company maintains regional distribution centers in Maryland, Ohio, Texas, California, Georgia and Washington. At these distribution centers, merchandise is received, allocated, and shipped to the Company’s stores and customers, and at the Company’s fulfillment centers in Ohio and Texas, e-Commerce orders are fulfilled. Major catastrophic events such as natural disasters, fire or flooding, malfunction or disruption of the information systems, a disruption in communication services or power outages, or shipping interruptions (including labor issues at the ports) could delay distribution of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales and results of operations.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the Company’s business and results of operations.

The success and growth of the Company depends on generating customer traffic in order to produce sales in its stores and through the Company’s e-Commerce website. Successful marketing efforts require the ability to obtain customer information and to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. While gathering information about customers, the Company must consider the customers’ desire for privacy and the need to comply with applicable laws and regulations. Any future changes in privacy laws or their interpretation or enforcement by courts and governmental agencies could adversely impact our ability to market to customers. The Company’s inability to obtain and use customer information, accurately predict and respect its customers’ preferences, utilize the desired modes of communication, or ensure availability of advertised products may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or financial results that are lower than its current estimates at certain store locations and determinations to close under-performing stores, may cause the Company to incur impairment charges on certain long-lived assets, negatively affecting its financial results.

The Company makes certain accounting estimates and projections with regards to individual store operations as well as overall Company performance in connection with its impairment analyses for long-lived assets in accordance with applicable accounting guidance. An impairment charge is required when the carrying value of an asset exceeds the expected undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s financial results could be negatively affected.

Risks Related to Profitability

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business depends on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate favorable lease expenses to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as the Company’s omni-channel strategy evolves or demographics change, and the Company may choose to close underperforming stores before lease expiration and incur lease termination costs associated with those closings. On April 8, 2015, the Company announced that it had initiated a plan to optimize its store portfolio as part of its ‘1 Pier 1’ strategy to drive growth through its omni-channel platform, reduce occupancy and payroll costs and improve efficiency. The Company’s inability to achieve the desired cost reduction and

8    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 1A. RISK FACTORS.

improved efficiencies could negatively impact the Company’s future growth and earnings. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in greater profits.

The success of the business depends on factors affecting consumer spending that are not controllable by the Company.

Consumer spending, including spending for the home and home-related furnishings, depends upon many factors beyond general economic conditions (both domestic and international), including, among others, levels of employment, disposable consumer income, prevailing interest rates, changes in the housing market, consumer debt, costs of fuel and other energy sources, inflation, fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and global, national, regional and local political conditions (including the possibility of a governmental shut down), and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products, resulting in lower sales and negatively impact the business and its financial results.

Failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support the Company’s stores, distribution and fulfillment centers and e-Commerce website could negatively affect the Company’s business.

The Company’s success depends, in a large part, on being able to successfully attract, motivate and retain a qualified management team and associates. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the home office, stores, and distribution and fulfillment centers, which could have a negative effect on the business. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members. The Company does not believe that its compensation policies, principles, objectives and practices are structured to promote inappropriate risk taking by its executives nor inappropriate risk taking by its associates whose behavior would be most affected by performance-based incentives. The Company believes that the focus of its overall compensation program encourages its associates to take a balanced approach that focuses on increasing and sustaining Pier 1 Imports’ profitability.

Occasionally the Company experiences union organizing activities in non-unionized distribution facilities. Similar activities could also occur in the stores. These types of activities may result in work slowdowns or stoppages, higher labor costs and higher operating expenses. Any increase in costs associated with labor organization at distribution facilities could result in higher costs to distribute inventory and could negatively impact margins.

Failure to successfully manage the Company’s omni-channel operations could negatively affect the Company’s business.

The Company successfully executed the launch of its e-Commerce website in the United States during fiscal 2013, and in fiscal 2015 the Company continued to implement its omni-channel strategy, ‘1 Pier 1’. Successful execution of the omni-channel initiatives depends on the Company’s ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate and accurate inventory levels, timely fulfillment of customer orders, accurate shipping of undamaged product and coordination of those activities within the Company’s retail stores. In addition, the Company’s call center must maintain a high standard of customer care. Failure to successfully manage these processes may negatively impact sales, result in the loss of customers, and damage the Company’s reputation.

The Company operates in a highly competitive retail environment with companies offering similar merchandise. If customers are lost to the Company’s competitors, sales could decline.

The Company operates in the highly competitive specialty retail business competing with specialty sections of large department stores, home furnishing retailers, small specialty stores, e-commerce retailers and mass merchandising discounters. Management believes that the Company is competing for sales on the basis of style, pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company experiences added short-term competition when other retailers liquidate merchandise for various reasons. If the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices and loss of customers, which in turn could result in reduced margins and operating results.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    9

ITEM 1A. RISK FACTORS.

The Company’s business is subject to seasonal variations, with a significant portion of its sales and earnings occurring during two months of the year.

The Company generally has its highest sales volumes during the November and December holiday selling season. Severe weather or failure to predict consumer demand correctly during these months could result in lost sales or gross margin erosion if merchandise must be marked down significantly to clear inventory.

Factors that may or may not be controllable by the Company may negatively affect the Company’s financial results.

Increases in the Company’s costs that are beyond the Company’s control, including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, litigation, fluctuations in foreign currency exchange rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, higher tax rates and complying with changes in laws and regulations, including accounting standards, may negatively impact the Company’s financial results.

The Company’s business may be harmed by adverse weather conditions and natural disasters.

Extreme or undesirable weather can negatively affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could negatively affect any of the Company’s ‘1 Pier 1’ operations, including its distribution and fulfillment centers, administrative facilities, logistical infrastructures, or operations of its suppliers domestically and in foreign countries.

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

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and associates could expose the Company to litigation and/or regulatory action and damage the Company’s reputation.

The Company receives and maintains certain personal information of its customers, vendors and associates. The collection and use of this information by the Company is regulated at the international, national, federal and other political subdivision levels, and is subject to certain contractual restrictions in third party agreements. Although the Company has implemented processes to collect and protect the integrity and security of personal information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately. If the security and information systems of the Company or of its internal or external business partners are compromised or its internal or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect the Company’s reputation and marketing initiatives, as well as operations and financial results, and could result in litigation and/or regulatory action against the Company including the imposition of penalties and fines. In addition, a compromise of the Company’s systems could result in a disruption to operations and require expanded resources to remediate, investigate, correct and upgrade systems. As privacy and information security laws and regulations change, the Company will incur additional costs to remain in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the business and its financial results.

The Company regularly invests in new information technology systems and implements modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality and “cloud”-based solutions such as software-as-a-service

10    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 1A. RISK FACTORS.

solutions and data storage. The Company believes it is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. However, there can be no assurance the Company has anticipated all potential risks. Failure to successfully implement these initiatives could negatively impact the business and its financial results.

The Company’s business operations including the expansion of the Company’s e-Commerce website, are subject to inherent cybersecurity risks that may disrupt its business and negatively impact the Company’s financial results and reputation.

The Company’s e-Commerce functionality has increased the Company’s exposure to cybersecurity risks. A compromise of its security systems could result in a service disruption, or customers’, associates’ or vendors’ personal information or the Company’s proprietary information being obtained by unauthorized users. Although the Company has implemented processes to mitigate the risks of security breaches and cyber incidents, there can be no assurance that such an attack will not occur. Any breach of the Company’s security could result in violation of privacy laws, potential litigation or regulatory action, and a loss of consumer confidence in its security measures, all of which could have a negative impact on the Company’s financial results and its reputation.

Failure to maintain positive brand perception and recognition could have a negative impact on the Company’s financial results and reputation.

Maintaining a good reputation is critical to the Company’s business. The considerable expansion in the use of social media over recent years has increased the risk that the Company’s reputation could be negatively impacted in a short amount of time. If the Company is unable to quickly and effectively respond to occurrences of negative publicity through social media or otherwise, it may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact the Company’s financial results and its reputation.

Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements, or interpretations of them, may result in additional costs to the Company, including the costs of compliance as well as potential penalties and fines for non-compliance.

Legislation on a local, regional, state, national or global level has the potential to have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental and quasi-governmental agencies in the course of operating its business because of its numerous locations, large number of associates, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations regarding consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits. Failure to comply may also result in damage to the Company’s reputation or additional costs in the form of litigation, financial penalties and fines or business interruptions.

The Company operates in many taxing jurisdictions, including foreign countries. In most of these jurisdictions, the Company is required to collect state and local sales taxes at the point of sale and remit such taxes to the appropriate taxing authority. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties and fines or business interruptions.

Risks Associated with International Trade

As an importer and retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company must order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, disruption in the operation of the international portion of the Company’s supply

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    11

ITEM 1A. RISK FACTORS.

chain, labor unrest or natural disasters could adversely affect the Company’s ability to import merchandise from certain countries. Although the Company pays for the vast majority of its merchandise in U.S. dollars, fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, preferential trade agreements including general system of preferences, taxes and other charges on imports, rising labor costs and cost of living in foreign countries, dock strikes, worker strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a negative effect on the financial results of the Company. Ocean carriage and freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards and social compliance issues, is more difficult than monitoring domestic vendors.

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

The governments of the countries in which the Company does business maintain a variety of additional trade laws under which the Company’s ability to import may be affected from time to time, including antidumping laws, countervailing duty laws, safeguard laws, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of such disputes.

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

The Company maintains a secured revolving credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions on the Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s secured revolving credit facility and term loan facility. The Company entered into the Term Loan Facility on April 30, 2014. The proceeds of borrowing under the facility were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. Those borrowings have increased the Company’s interest expense and financial leverage. The Term Loan Facility contains a number of affirmative and restrictive covenants that may also limit the Company’s

12    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 1A. RISK FACTORS.

actions. Significant decreases in cash flows from operations could result in the Company borrowing increased amounts under its credit facilities to fund operational needs and increased utilization of letters of credit. These actions could result in the Company being subject to increased restrictions as described above and increase interest expense and overall leverage.

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

Item 1B. Unresolved Staff Comments.

None.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    13

ITEM 2. PROPERTIES.

Item 2. Properties.

The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas, which included approximately 363,000 square feet of office space as of February 28, 2015. The following table sets forth the Company’s U.S. and Canadian stores by state and province as of February 28, 2015:

United States
Alabama	13	Louisiana	15	Ohio	28
Alaska	2	Maine	2	Oklahoma	7
Arizona	24	Maryland	22	Oregon	14
Arkansas	8	Massachusetts	21	Pennsylvania	38
California	114	Michigan	33	Rhode Island	3
Colorado	15	Minnesota	18	South Carolina	15
Connecticut	19	Mississippi	6	South Dakota	2
Delaware	4	Missouri	19	Tennessee	17
Florida	73	Montana	6	Texas	78
Georgia	27	Nebraska	4	Utah	8
Hawaii	7	Nevada	8	Vermont	1
Idaho	6	New Hampshire	6	Virginia	34
Illinois	40	New Jersey	35	Washington	28
Indiana	17	New Mexico	5	West Virginia	5
Iowa	9	New York	50	Wisconsin	20
Kansas	8	North Carolina	35	Wyoming	1
Kentucky	11	North Dakota	3

Canada

Alberta	12	New Brunswick	2	Ontario	34
British Columbia	13	Newfoundland	1	Quebec	13
Manitoba	2	Nova Scotia	2	Saskatchewan	2

The Company currently owns or leases distribution and fulfillment center space of approximately 4.9 million square feet. The Company also acquires temporary distribution center space from time to time through short-term leases. As of February 28, 2015, the Company owned or leased under operating leases the following properties, which include distribution and/or fulfillment centers in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility
Baltimore, Maryland	983,000 sq. ft.	Leased
Columbus, Ohio	1,182,000 sq. ft.	Leased
Fort Worth, Texas	460,000 sq. ft.	Owned
Fort Worth, Texas	310,000 sq. ft.	Leased
Ontario, California	747,000 sq. ft.	Leased
Savannah, Georgia	784,000 sq. ft.	Leased
Tacoma, Washington	451,000 sq. ft.	Leased

Subsequent to February 28, 2015, the Company leased additional distribution center space in Baltimore, Maryland and Ontario, California.

14    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 3. LEGAL PROCEEDINGS.

Item 3. Legal Proceedings.

During fiscal years 2015, 2014 and 2013, there were various claims, lawsuits, inquiries and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers these matters to be ordinary and routine in nature. The Company maintains liability insurance against most of these matters. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    15

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (“NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2015 and 2014.

	Market Price
Fiscal 2015	High	Low
First quarter	$19.70	$17.28
Second quarter	18.26	14.95
Third quarter	15.69	11.68
Fourth quarter	17.44	11.85

Fiscal 2014	High	Low
First quarter	$25.20	$21.69
Second quarter	24.70	20.73
Third quarter	23.60	19.02
Fourth quarter	23.47	18.34

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR.” As of April 27, 2015, there were approximately 7,000 shareholders of record of the Company’s common stock.

Dividends

The Company declared cash dividends of $0.06 per share in each of the quarters of fiscal 2015, which totaled $21.6 million in cash dividends paid during fiscal 2015. The Company declared cash dividends of $0.05 per share in each of the first three quarters of fiscal 2014, and declared a cash dividend of $0.06 per share in the fourth quarter of fiscal 2014, which totaled $21.7 million in cash dividends paid during fiscal 2014. On April 8, 2015, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 per share quarterly cash dividend will be paid on May 6, 2015, to shareholders of record on April 22, 2015. The Company’s decision to pay a cash dividend depends upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

As of February 28, 2015, the Company was not precluded from paying cash dividends or repurchasing the Company’s common stock under the secured revolving credit facility (“Revolving Credit Facility”) or the senior secured term loan facility (“Term Loan Facility”). The Company’s Revolving Credit Facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying dividends unless credit extensions on the Revolving Credit Facility line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350.0 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30.0% of the lesser of either $350.0 million or the calculated borrowing base. Additionally, the Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or

16    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s secured Revolving Credit Facility and Term Loan Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

November 30, 2014 through February 28, 2015 — The following table provides information with respect to purchases of common stock of the Company made during the three months ended February 28, 2015, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Nov. 30, 2014 through Jan. 3, 2015	418,200	$13.70	418,200	$122,551,377
Jan. 4, 2015 through Jan. 31, 2015	25,200	14.88	25,200	122,176,217
Feb. 1, 2015 through Feb. 28, 2015	64,453	—	—	122,176,217

	507,853	$13.77	443,400	$122,176,217
(1)

Totals include 64,453 shares of the Company’s common stock acquired during the fourth quarter of fiscal 2015 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for 64,453 shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

(3)

On April 10, 2014, the Company announced a $200 million share repurchase program. There was no expiration date on the program and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Fiscal years 2015, 2014 and 2013 —The following table summarizes the Company’s total share repurchases during fiscal 2015, 2014 and 2013:

			Shares Purchased
Date Program Announced	Authorized Amount	Date Completed	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Weighted Average Cost	Remaining Available as of February 28, 2015
Oct. 14, 2011	$100,000,000	Dec. 14, 2012	—	—	5,822,142	$17.18	$—
Dec. 13, 2012	100,000,000	Sep. 30, 2013	—	4,525,805	—	22.10	—
Oct. 18, 2013	200,000,000	Apr. 10, 2014	5,071,812	5,262,452	—	19.35	—
Apr. 10, 2014	200,000,000		5,208,500	—	—	14.94	122,176,217

During fiscal 2015, the Company acquired 200,657 shares of its common stock from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

During fiscal 2015, the Company repurchased shares for a total cost of $173.9 million. Subsequent to year end, through April 24, 2015, under the April 2014 $200 million program, the Company utilized a total of $5.1 million to repurchase 383,000 shares of the Company’s common stock at a weighted average price per share of $13.26 and $117.1 million remained available for further share repurchases of common stock under that program.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    17

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by SEC rules, that $100 had been invested in the Company’s stock and in each index on February 27, 2010, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 28, 2015. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

18    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2015	2014	2013 (1)	2012	2011
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales	$1,865.8	1,771.7	1,704.9	1,533.6	1,396.5
Gross profit	$749.7	745.6	743.1	651.2	555.4
Selling, general and administrative expenses	$576.1	531.2	513.1	475.2	431.9
Depreciation and amortization	$46.3	38.9	31.0	21.2	19.7
Operating income	$127.3	175.5	199.0	154.8	103.7
Operating income as a % of sales	6.8%	9.9%	11.7%	10.1%	7.4%
Nonoperating (income) and expenses, net (4)	$6.9	0.9	(2.0)	(9.3)	0.2
Income before income taxes	$120.4	174.6	201.0	164.1	103.5
Net income (2)	$75.2	107.5	129.4	168.9	100.1
PER SHARE AMOUNTS:
Basic earnings	$0.83	1.03	1.22	1.50	0.86
Diluted earnings	$0.82	1.01	1.20	1.48	0.85
Cash dividends declared	$0.24	0.21	0.17	—	—
OTHER FINANCIAL DATA:
Working capital (3)	$365.4	310.5	410.8	404.9	415.6
Current ratio	2.3	2.2	2.7	2.7	2.8
Total assets	$910.2	803.6	857.2	823.4	743.6
Long-term debt (4)	$204.7	9.5	9.5	9.5	9.5
Shareholders’ equity	$337.3	449.4	537.1	493.6	412.9
Weighted average diluted shares outstanding (millions) (5)	92.1	106.2	108.3	114.4	117.5
Effective tax rate (%) (2)	37.6%	38.4%	35.6%	(2.9%)	3.3%

(1)	Fiscal 2013 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.
(2)

During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed substantially all of its valuation allowance. In fiscal year 2011, the Company recorded minimal state and foreign tax provisions and provided a valuation allowance on the deferred tax asset arising during the period.

(3)	The reduction in working capital in fiscal 2014 was primarily the result of increased share repurchases compared to fiscal 2013.
(4)

The Company’s consolidated long-term debt and related interest expense (which is included in nonoperating (income) and expenses, net) increased significantly in fiscal 2015 as a result of borrowings under the Company’s $200 million senior secured term loan facility.

(5)

The decrease in shares outstanding during fiscal 2015, 2014, 2013 and 2012 was primarily the result of the Company’s Board-approved common stock share repurchase programs. Under these programs, the Company repurchased 10,280,312; 9,788,257; 5,822,142 and 9,498,650 shares in fiscal 2015, 2014, 2013 and 2012, respectively.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, pier1.com. As of February 28, 2015, the Company operated 1,065 stores in the United States and Canada. Fiscal 2015 and 2014 consisted of 52-week years and fiscal 2013 was a 53-week year. The following discussion and analysis of financial condition, results of operations and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto, which can be found in Item 8 of this report.

Fiscal 2015 capped a multi-year period of heavy investment for the Company in support of its transformation to an omni-channel retailer. Over the past several years, the Company built an operating and growth platform with seamless integration across stores, desktop and mobile devices. Through the ‘1 Pier 1’ strategy, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s focus is to ensure that customers have an extraordinary experience, regardless of how they shop. The ‘1 Pier 1’ strategy has required investment in systems, distribution and fulfillment centers, call centers, distribution networks and store development including new in-store selling tools, such as swatch stations, computers and tablets. To support the growth, the Company has built greater flexibility and capacity into its distribution networks including in-store pick-up, parcel and in-home delivery. The ‘1 Pier 1’ strategy also includes returning excess capital to shareholders through share repurchases and quarterly cash dividends.

During fiscal 2015, e-Commerce sales accounted for 11.0% of net sales compared to 4.0% in the previous fiscal year. Approximately 60% of the Company’s e-Commerce sales touched the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up capability. In fiscal 2015, e-Commerce sales were the primary driver of total sales growth. As a result, the Company has identified a need to optimize its real estate portfolio, targeting specific stores, in order to improve overall profitability. The Company has identified approximately 100 stores it plans to close over the next three fiscal years, primarily through natural lease expirations and relocations. The Company is planning a more modest new store opening and relocation program, and by the end of fiscal 2018 expects to operate just under 1,000 retail stores.

Fiscal 2015 net sales increased 5.3% from the prior year and company comparable sales increased 4.7%. The increases were primarily attributable to increases in brand traffic, store and online conversion, and average ticket compared to last year. Management believes that sales will continue to improve as a result of its unique and special merchandise assortments, superior omni-channel experience and improvements to its marketing strategy.

Gross profit for fiscal 2015 was $749.7 million, or 40.2% of sales compared to $745.6 million, or 42.1% of sales in the same period last year, a decline of 190 basis points. Merchandise margin (the result of adding back delivery, fulfillment and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.081 billion for fiscal 2015, or 58.0% of sales, compared to $1.048 billion, or 59.2% of sales for fiscal 2014. The decline in merchandise margin as a percentage of sales was primarily attributable to increased promotional activity in the first half of fiscal 2015 and incremental unplanned supply chain expenses during the fourth quarter of fiscal 2015 primarily related to the distribution centers, which resulted from higher than normal inventory levels. Store occupancy costs during fiscal 2015 were leveraged at 16.0% of sales, compared to 16.3% during fiscal 2014.

Operating income for fiscal 2015 was 6.8% of sales, compared to 9.9% in fiscal 2014. Fiscal year 2015 EBITDA (earnings before interest, taxes, depreciation, and amortization) was $176.3 million compared to $215.4 million in fiscal 2014. Net income for fiscal 2015 was $75.2 million, or $0.82 per diluted share, compared to $107.5 million, or $1.01 per diluted share for fiscal 2014. In fiscal 2015, non-GAAP adjusted net income, excluding the after-tax effect of retirement related expenses for the Company’s former chief financial officer, was $77.2 million, or $0.84 per diluted share. See “Reconciliation of Non-GAAP Financial Measures” for more information.

Capital expenditures for fiscal 2015 totaled $81.9 million, compared to $80.3 in fiscal 2014, which were deployed toward the opening of 30 new stores, new merchandise fixtures for existing stores, other leasehold improvements, and technology and

20    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

infrastructure initiatives, including the completion of the Company’s fulfillment center in Columbus, Ohio and enhancements to the Company’s e-Commerce platform. Capital expenditures in fiscal 2016 are expected to be $60 million, lower by approximately 27% compared to fiscal 2015.

The Company entered into a $200 million Term Loan Facility in April 2014, which matures in 2021. Borrowings under this facility strengthen the Company’s capital structure and provide added flexibility to invest for future profitable growth and continue the return of excess capital to shareholders. As of February 28, 2015, the Company had $199.0 million outstanding under this facility. See “Liquidity and Capital Resources — Revolving Credit Facility and Term Loan Facility” below for more information.

The Company’s share repurchase program announced on October 18, 2013, was completed on April 10, 2014, with total repurchases during fiscal 2015 of 5,071,812 shares of the Company’s common stock at a weighted average cost of $18.95 per share for a total cost of $96.1 million. On April 10, 2014, the Company announced a $200 million common stock share repurchase program. As of February 28, 2015, the Company had repurchased 5,208,500 shares of its common stock under the April 2014 program at a weighted average cost of $14.94 per share for a total cost of $77.8 million, and $122.2 million remained available for further repurchases. Subsequent to year end, through April 24, 2015, under the April 2014 $200 million program, the Company utilized a total of $5.1 million to repurchase 383,000 shares of the Company’s common stock at a weighted average price per share of $13.26 and $117.1 million remained available for further repurchases under that program. On April 8, 2015, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock to shareholders of record on April 22, 2015, which is payable on May 6, 2015. The $0.07 per share quarterly cash dividend represented a 17% increase from the quarterly cash dividend paid in the prior quarter.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions below):

Key Performance Indicators	2015	2014	2013
Total sales growth	5.3%	3.9%	11.2%
Company comparable sales growth	4.7%	2.4%	7.5%
Gross profit as a % of sales	40.2%	42.1%	43.6%
Selling, general and administrative expenses as a % of sales	30.9%	30.0%	30.1%
EBITDA (in millions) (1)	$176.3	$215.4	$232.0
EBITDA as a % of sales	9.5%	12.2%	13.6%
Operating income as a % of sales	6.8%	9.9%	11.7%
Net income as a % of sales	4.0%	6.1%	7.6%
Total retail square footage (in thousands)	8,405	8,451	8,358
(1)	See reconciliation of Net Income to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Reconciliation of Non-GAAP Financial Measures.

Company Comparable Sales Calculation — For the fiscal 2015 over fiscal 2014 comparison, the company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales (as defined below) were included in the calculation, as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

For the fiscal 2014 over fiscal 2013 comparison, the sales included in the company comparable sales calculation were determined in the same manner as above, except that direct-to-customer sales were excluded because those sales did not meet the criteria for inclusion at that time.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED FEBRUARY 28, 2015 AND MARCH 1, 2014

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Net sales by retail concept during fiscal years 2015 and 2014 were as follows (in thousands):

	2015	2014
Retail Sales	$1,847,420	$1,755,077
Other (1)	18,362	16,666

Net sales	$1,865,782	$1,771,743
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage. Other sales in fiscal 2015 also included a reduction of credit card fees based upon a settlement agreement ($2.2 million net of related expenses).

Net sales during fiscal 2015 were $1.866 billion, an increase of 5.3%, from $1.772 billion for the prior fiscal year. Company comparable sales increased 4.7% for the year which was the result of an increase in total brand traffic, store and online conversion, and average ticket compared to the prior year. The Company’s e-Commerce sales accounted for 11.0% of net sales for fiscal 2015 compared to 4.0% for fiscal 2014. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”).

The Company’s sales from Canadian stores are subject to fluctuations in currency conversion rates. These fluctuations offset the increase in company comparable sales by approximately 50 basis points in fiscal 2015. Sales on the Pier 1 rewards credit card comprised 32.4% of U.S. sales compared to 30.4% last year. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The increase in net sales for the fiscal year was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2014	$1,771,743
Incremental sales growth (decline) from:
New stores opened during fiscal 2015	25,891
Stores opened during fiscal 2014	18,179
Company comparable sales	79,874
Other, including closed stores	(29,905)

Net sales for fiscal 2015	$1,865,782

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2015 and 2014 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at March 2, 2013	982	80	1,062
Openings	26	1	27
Closings	(17)	—	(17)

Open at March 1, 2014	991	81	1,072

Openings	29	1	30
Closings	(36)	(1)	(37)

Open at February 28, 2015 (1)	984	81	1,065
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2015, there were 68 of these locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit

Gross profit for fiscal 2015 was $749.7 million, or 40.2% of sales compared to $745.6 million, or 42.1% of sales, in the same period last year, a decline of 190 basis points. Merchandise margin (the result of adding back delivery, fulfillment and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.081 billion for fiscal 2015, or

22    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

58.0% of sales, compared to $1.048 billion, or 59.2%, for fiscal 2014. The decline in merchandise margin as a percentage of sales was primarily attributable to increased promotional activity in the first half of fiscal 2015 and incremental unplanned supply chain expenses during the fourth quarter of fiscal 2015 primarily related to the distribution centers, which resulted from higher than normal inventory levels. Beginning in the third quarter of fiscal 2015 the Company refined its promotional strategy, utilizing a more targeted approach to promotions, with reduced frequency and depth of all-Company coupons and a more balanced mix between full price and promotional selling. Store occupancy costs during fiscal 2015 were leveraged at 16.0% of sales, compared to 16.3% during fiscal 2014.

Operating Expenses and Depreciation

Selling, general and administrative expenses were $576.1 million in fiscal 2015, compared to $531.2 million in fiscal 2014, an increase of $44.9 million. As a percentage of sales, selling, general and administrative expenses were 30.9% of sales in fiscal 2015, compared to 30.0% in fiscal 2014.

Selling, general and administrative expenses for fiscal years 2015 and 2014 included charges summarized in the table below (in millions):

	52 Weeks Ended
	February 28, 2015		March 1, 2014
	Expense	% Sales	Expense	% Sales
Compensation for operations	$270.4	14.5%	$256.4	14.5%
Operational expenses	66.8	3.6%	58.5	3.3%
Marketing	101.0	5.4%	90.2	5.1%
Other selling, general and administrative	137.9	7.4%	126.2	7.1%

Total selling, general and administrative	$576.1	30.9%	$531.2	30.0%

The year-over-year increase both in dollars and as a percentage of sales was primarily attributable to planned increases in marketing expenses and planned growth in headcount and associated costs to expand the Company’s organizational capabilities in support of its ‘1 Pier 1’ strategy.

Depreciation and amortization for fiscal 2015 was $46.3 million compared to $38.9 million in fiscal 2014. This increase was primarily the result of additional capital expenditures in recent fiscal years coupled with incremental expenditures deployed towards technology, which typically depreciate over a shorter time period compared to other depreciable assets, and store closures.

In fiscal 2015, the Company recorded operating income of $127.3 million, or 6.8% of sales, compared to $175.5 million, or 9.9% of sales, for fiscal 2014.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2015 was $6.9 million, compared to $0.9 million in fiscal 2014. This increase was primarily the result of interest on borrowings under the Term Loan Facility (entered into in April 2014) and related expenses of approximately $8.4 million, partially offset by gains on the settlement of life insurance policies.

Income Taxes

The Company had an effective tax rate of 37.6% and recorded income tax expense of $45.2 million in fiscal 2015 compared to an effective tax rate of 38.4% and income tax expense of $67.1 million in fiscal 2014. The decrease in the effective tax rate was primarily due to certain non-recurring favorable permanent differences and other discrete items occurring during the fiscal year. The decrease in income tax expense compared to the prior year was primarily due to the Company’s lower income before income taxes in fiscal 2015.

Net Income and EBITDA

Net income in fiscal 2015 was $75.2 million, or $0.82 per diluted share, compared to $107.5 million, or $1.01 per diluted share for fiscal 2014. In fiscal 2015, non-GAAP adjusted net income excluding the after-tax effect of retirement related expenses for the Company’s former chief financial officer was $77.2 million, or $0.84 per diluted share. Fiscal year 2015 EBITDA (earnings before interest, taxes, depreciation, and amortization) was $176.3 million compared to $215.4 million in fiscal 2014. See “Reconciliation of Non-GAAP Financial Measures” below.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    23

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

Net sales during fiscal 2014 were $1.772 billion for the 52-week period, an increase of 3.9%, from $1.705 billion in fiscal 2013 (53-week period). The increase in sales for fiscal 2014 was comprised of the following components (in thousands):

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

The total net sales growth for fiscal 2014 was primarily the result of an increase in comparable store sales, direct-to-customer sales and the net increase in the number of stores, partially offset by the 53rd week of sales in fiscal 2013. Comparable store sales increased 2.4% for the year and were driven by an increase in average ticket and conversion, offset by a decrease in traffic compared to fiscal 2013. The Company’s sales from Canadian stores were subject to fluctuation in currency conversion rates. These fluctuations contributed to a 40 basis point decrease in the comparable store sales calculation in fiscal 2014 compared to fiscal 2013. The Company’s e-Commerce sales accounted for 4.0% of net sales for fiscal 2014 compared to approximately 1.0% for fiscal 2013. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer from a fulfillment center and those picked up by the customer at a store location.

The Company’s proprietary credit card program provides both economic and strategic benefits. Sales on the Pier 1 rewards credit card comprised 30.4% of U.S. store sales compared to 25.7% in fiscal 2013. As of March 1, 2014, the Company operated 1,072 stores in the United States and Canada, compared to 1,062 stores at the end of fiscal 2013.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2014 and 2013 to the number open at the end of each period is as follows (openings and closings include relocated stores):

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

24    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Merchandise Margin and Gross Profit

Gross profit for fiscal 2014 was $745.6 million, or 42.1% of sales, compared to $743.1 million, or 43.6% of sales, in fiscal 2013. Merchandise margin (the result of adding back delivery, fulfillment and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.048 billion for fiscal 2014, or 59.2% of sales, compared to $1.022 billion, or 60.0%, for fiscal 2013. The decline in merchandise margin as a percentage of sales was primarily due to higher promotional and clearance activity versus fiscal 2013.

Store occupancy costs during fiscal 2014 were $288.4 million, or 16.3% of sales, compared to $276.5 million, or 16.2% of sales, during fiscal 2013. Most occupancy costs for fiscal 2014 as compared to fiscal 2013 remained relatively constant as a percent of sales while rent, and repair and maintenance increased slightly. Overall, for fiscal 2014, occupancy costs increased in dollars when compared to the same period in fiscal 2013 primarily due to the increase in new store openings.

Operating Expenses and Depreciation

Selling, general and administrative expenses were $531.2 million in fiscal 2014, compared to $513.1 million in fiscal 2013, an increase of $18.1 million. As a percentage of sales, selling, general and administrative expenses were 30.0% in fiscal 2014, compared to 30.1% in fiscal 2013.

Selling, general and administrative expenses for fiscal years 2014 and 2013 included charges summarized in the table below (in millions):

	52 Weeks Ended March 1, 2014		53 Weeks Ended March 2, 2013
	Expense	% Sales	Expense	% Sales
Compensation for operations	$256.4	14.5%	$252.7	14.8%
Operational expenses	58.5	3.3%	55.1	3.2%
Marketing	90.2	5.1%	85.2	5.0%
Other selling, general and administrative	126.2	7.1%	120.1	7.0%

Total selling, general and administrative	$531.2	30.0%	$513.1	30.1%

The year-over-year increase in dollars was primarily attributable to increases in store payroll, continued investments in marketing and planned growth in headcount and associated costs to expand the Company’s organizational capabilities in support of its ‘1 Pier 1’ strategy. These increases were partly offset by a decrease in short-term incentives due to the Company not achieving its profit goals under its short-term incentive plan in fiscal 2014.

Depreciation and amortization for fiscal 2014 was $38.9 million compared to $31.0 million in fiscal 2013. This increase was primarily the result of capital expenditures in fiscal 2014, partially offset by certain assets becoming fully depreciated and store closures.

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

Income Taxes

The Company had an effective tax rate of 38.4% and recorded income tax expense of $67.1 million in fiscal 2014 compared to an effective tax rate of 35.6% and income tax expense of $71.6 million in fiscal 2013. The increase in the effective tax rate was primarily due to the favorable impact of the reversal of a portion of the Company’s reserve for uncertain income tax positions for which the statute of limitations expired during the second quarter of fiscal 2013. The decrease in income tax expense compared to fiscal 2013 was due to the Company’s lower income before income taxes in fiscal 2014.

Net Income

Net income in fiscal 2014, which consisted of 52 weeks, was $107.5 million, or $1.01 per share. Net income for fiscal 2013, which consisted of 53 weeks, was $129.4 million, or $1.20 per share, which included the impact of the Company reversing a portion of its reserve for uncertain income tax positions during the second quarter of fiscal 2013.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Annual Report on Form 10-K references non-GAAP financial measures including merchandise margin, contribution from operations, EBITDA, adjusted net income and adjusted diluted earnings per share.

The Company believes that the non-GAAP financial measures included in this Annual Report on Form 10-K allow management and investors to understand and compare results in a more consistent manner for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

In fiscal 2015, net income included retirement related expenses for the Company’s former chief financial officer. A reconciliation of GAAP net income and diluted earnings per share to non-GAAP adjusted net income and adjusted diluted earnings per share is shown below for the fiscal year ended February 28, 2015 (in millions except per share amounts).

February 28, 2015
Net income (GAAP)	$75.2
Add back: Retirement related expenses, net of tax (non-GAAP)	2.0

Adjusted net income (non-GAAP)	$77.2

Diluted earnings per share (GAAP)	$0.82
Add back: Retirement related expenses, net of tax (non-GAAP)	0.02

Adjusted diluted earnings per share (non-GAAP)	$0.84

As the Company continues its omni-channel transformation, some non-GAAP metrics are being utilized to evaluate profitability such as merchandise margin, contribution from operations and EBITDA. Merchandise margin represents the result of adding back delivery, fulfillment and store occupancy costs to gross profit. Contribution from operations represents gross profit, less compensation for operations (which includes store and customer service payroll) and operational expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income or gross profit as a measure of operating performance. A reconciliation of net income to EBITDA to contribution from operations to merchandise margin is shown below for the fiscal years ended (in millions).

	52 Weeks Ended February 28, 2015		52 Weeks Ended March 1, 2014		53 Weeks Ended March 2, 2013
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$1,081.2	58.0%	$1,048.1	59.2%	$1,022.4	60.0%
Less: Delivery and fulfillment costs	32.9	1.8%	14.0	0.8%	2.8	0.2%
Store occupancy	298.7	16.0%	288.4	16.3%	276.5	16.2%

Gross profit (GAAP)	749.7	40.2%	745.6	42.1%	743.1	43.6%
Less: Compensation for operations	270.4	14.5%	256.4	14.5%	252.7	14.8%
Operational expenses	66.8	3.6%	58.5	3.3%	55.1	3.2%

Contribution from operations (non-GAAP)	412.5	22.1%	430.7	24.3%	435.3	25.5%
Less: Other nonoperating income/expense	(2.8)	(0.1%)	(1.0)	(0.1%)	(2.0)	(0.1%)
Marketing and other SG&A	238.9	12.8%	216.4	12.2%	205.3	12.0%

EBITDA (non-GAAP)	176.3	9.5%	215.4	12.2%	232.0	13.6%
Less: Income tax provision	45.2	2.4%	67.1	3.8%	71.6	4.2%
Interest expense, net	9.6	0.5%	1.8	0.1%	—	0.0%
Depreciation and amortization	46.3	2.5%	38.9	2.2%	31.0	1.8%

Net income (GAAP)	$75.2	4.0%	$107.5	6.1%	$129.4	7.6%

26    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $100.1 million at the end of fiscal 2015, a decrease of $26.6 million from the fiscal 2014 year-end balance of $126.7 million. The decrease was primarily the result of the utilization of cash to support the Company’s growth plan and return of excess capital to shareholders, including $81.9 million for capital expenditures, $185.5 million to repurchase shares of the Company’s common stock under approved share repurchase programs, and cash dividends of $21.6 million. These expenditures were partially offset by cash provided by operating activities of $65.7 million and net proceeds of $198.0 million from the closing of the Term Loan Facility.

The Company’s cash and cash equivalents totaled $126.7 million at the end of fiscal 2014, a decrease of $104.9 million from the fiscal 2013 year-end balance of $231.6 million. The decrease was primarily the result of the utilization of cash to support the Company’s three-year growth plan, including $80.3 million for capital expenditures, $192.3 million to repurchase shares of the Company’s common stock, and cash dividends of $21.7 million. These expenditures were partially offset by cash provided by operating activities of $159.2 million.

Cash Flows from Operating Activities

Operating activities provided $65.7 million of cash in fiscal 2015, primarily as a result of $75.2 million of net income and a $26.3 million increase in accounts payable and other liabilities, primarily due to increased purchases of merchandise, offset by a $101.2 million increase in inventory. The increase in inventory over fiscal 2014 was primarily due to increased purchases during the fiscal year in anticipation of higher forecasted sales including increased inventory for Express Request, the Company’s special order program and additional purchases made due to the shift in the timing of Chinese New Year. The Company is focused on strategically managing inventory levels and closely monitoring merchandise purchases.

Operating activities provided $159.2 million of cash in fiscal 2014, primarily as a result of $107.5 million of net income and a $14.0 million increase in accounts payable and other liabilities, primarily due to timing of rent payments, partially offset by a $21.6 million increase in inventory. Inventory increased 6.1%, as anticipated, from the end of fiscal 2013 due to increased purchases in anticipation of increased sales for the first half of fiscal 2015.

Cash Flows from Investing Activities

During fiscal 2015, the Company’s investing activities used $83.3 million, compared to $70.2 million during fiscal 2014. Total capital expenditures were $81.9 million, which were deployed toward the opening of 30 new stores, new merchandise fixtures for existing stores, other leasehold improvements, and technology and infrastructure initiatives, including enhancements to the omni-channel platform. The Company also invested in its distribution network and completed its second fulfillment center in Columbus, Ohio.

During fiscal 2014, the Company’s investing activities used $70.2 million, compared to $82.4 million during fiscal 2013. Total capital expenditures were $80.3 million, which included approximately $50.0 million for the opening of 27 new stores, six major remodels, new merchandise fixtures and lighting, and other leasehold improvements and equipment. The remaining capital expenditures were for technology and infrastructure initiatives, including e-Commerce and new point-of-sale systems. Dispositions of properties provided $12.6 million, primarily from the sale of all remaining company-owned store locations. These locations were subsequently leased back and the majority of the related gains will be recognized over the primary lease terms.

Cash Flows from Financing Activities

Financing activities for fiscal 2015 used $9.0 million, primarily related to the Company utilizing $185.5 million to repurchase the Company’s common stock, which included $11.6 million for shares repurchased in fiscal 2014 that settled in fiscal 2015, and paying quarterly cash dividends of $0.06 per share per quarter for the four quarters of fiscal 2015, totaling $21.6 million. This utilization of cash was offset by $198.0 million of net proceeds from issuance of long-term debt. See “Revolving Credit Facility”, “Term Loan Facility” and “Share Repurchase Program” below for more information.

Financing activities for fiscal 2014 used $193.9 million, primarily related to the Company using $192.3 million to repurchase the Company’s common stock and paying quarterly cash dividends of $0.05 per share per quarter for the first three quarters and $0.06 per share for the fourth quarter of fiscal 2014, totaling $21.7 million. The Company repurchased $203.9 million shares of its common stock in fiscal 2014, of which $11.6 million was settled in March of fiscal 2015. Amounts repurchased but settled subsequent to fiscal 2014 year end were considered non-cash financing activities and were excluded from the Consolidated Statements of Cash Flows. These cash outflows were partially offset by the receipt of $21.2 million in proceeds related primarily to stock option exercises and the Company’s stock purchase plan.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revolving Credit Facility and Term Loan Facility

Revolving Credit Facility — The Company completed a second amendment to its Revolving Credit Facility on April 30, 2014, in order to allow additional borrowings under the Term Loan Facility that closed on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $393.2 million as of February 28, 2015. Under the Revolving Credit Facility, the Company had no cash borrowings and $38.1 million in letters of credit and bankers’ acceptances outstanding, with $311.9 million remaining available for cash borrowings, all as of February 28, 2015.

Term Loan Facility — The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of February 28, 2015, the Company had $199.0 million outstanding under the Term Loan Facility with a carrying value of $197.2 million net of unamortized discounts. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company could be subject to an annual excess cash flow repayment requirement, as defined in the facility, beginning with the fiscal year ending February 28, 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay borrowings under the Term Loan Facility at any time prior to twelve months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $199.0 million as of February 28, 2015, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Term Loan Facility provides for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such facilities exceed an incremental $200.0 million.

Share Repurchase Program

During fiscal 2015, the Company repurchased approximately 10% of the Company’s common stock outstanding at the beginning of the year under the Company’s share repurchase programs announced in October 2013 and April 2014. The Company’s share repurchase program announced on October 18, 2013, was completed on April 10, 2014, with total repurchases during fiscal 2015 of 5,071,812 shares at a weighted average cost of $18.95 per share for a total cost of $96.1 million. On April 10, 2014, the Company announced a $200 million common stock share repurchase program. As of February 28, 2015, the Company had repurchased 5,208,500 shares of its common stock under the April 2014 program at a weighted average cost of $14.94 per share for a total cost of $77.8 million, and $122.2 million remained available for further repurchases. In fiscal 2015, the Company had cash outflows of $185.5 million related to share repurchases. These share repurchases included $173.9 million for shares of common stock repurchased in fiscal 2015 and $11.6 million for shares of common stock repurchased in fiscal 2014 that settled in fiscal 2015. Subsequent to year end, through April 24, 2015, under the April 2014 $200 million program, the Company utilized a total of $5.1 million to repurchase 383,000 shares of the Company’s common stock at a weighted average price per share of $13.26 and $117.1 million remained available for further repurchases under that program.

28    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal 2014, the Company repurchased approximately 9% of the Company’s common stock outstanding at the beginning of the year under the Company’s share repurchase programs announced in December 2012 and October 2013. The Company’s share repurchase program announced in December 2012 was completed on September 30, 2013, with total repurchases during fiscal 2014 of 4,525,805 shares at a weighted average cost of $22.10 per share for a total cost of $100.0 million. On October 18, 2013, the Company announced a new $200 million share repurchase program. As of March 1, 2014, the Company had repurchased 5,262,452 shares of its common stock under the October 2013 program at a weighted average cost of $19.74 per share for a total cost of $103.9 million. In fiscal 2014, the Company had cash outflows of $192.3 million related to share repurchases. These share repurchases included $203.9 million for shares of common stock repurchased in fiscal 2014 and excluded $11.6 million for shares of common stock repurchased in fiscal 2014 that settled in fiscal 2015. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows.

Dividends Payable

On April 8, 2015, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 per share quarterly cash dividend will be paid on May 6, 2015, to shareholders of record on April 22, 2015.

Contractual Obligations

A summary of the Company’s contractual obligations and other commercial commitments as of February 28, 2015, is listed below (in thousands):

		Amount of Commitment per Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$1,272,768	$239,508	$400,619	$260,550	$372,091
Purchase obligations (1)	210,038	210,038	—	—	—
Standby letters of credit (2)	26,710	26,710	—	—	—
Industrial revenue bonds (2)	9,500	—	—	—	9,500
Interest on industrial revenue bonds (3)	45	4	8	8	25
Interest and related fees on revolving credit facility (4)	2,866	1,245	1,621	—	—
Term loan facility	199,000	2,000	4,000	4,000	189,000
Interest and related fees on term loan facility (5)	53,269	8,865	17,460	17,100	9,844
Other obligations (6) (7)	63,184	9,634	2,525	29,479	21,546

Total	$1,837,380	$498,004	$426,233	$311,137	$602,006
(1)

As of February 28, 2015, the Company had approximately $210.0 million of outstanding purchase orders, which were primarily related to merchandise inventory, and included $1.6 million in merchandise letters of credit and bankers’ acceptances for such orders. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has an outstanding standby letter of credit totaling $9.7 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(3)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2015 year end and exclude fees for the related standby letter of credit, as these fees are included in interest and related fees on revolving credit facility.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused balance fees on the Company’s Revolving Credit Facility. Fees are calculated based upon balances at fiscal 2015 year end and the applicable rates in effect under the terms of the Revolving Credit Facility.

(5)

The interest rates on the Company’s Term Loan Facility are variable. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2015 year end. Currently a principal reduction in the amount of $0.5 million is made on the last day of each calendar quarter, therefore the principal is reduced by $2.0 million annually.

(6)

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

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants in the Company’s supplemental retirement plans. The trusts’ assets consisted of interest bearing investments of less than $0.1 million at both February 28, 2015 and March 1, 2014, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. The trusts’ assets are included in other noncurrent assets and are comprised of investments and life

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

insurance policies. The investments totaled $10.6 million and $6.7 million at February 28, 2015 and March 1, 2014, respectively. The investments were held primarily in mutual funds and are stated at fair value. Some of the sub-trusts also own and are the beneficiaries of life insurance policies on the lives of former key executives. These polices are stated at fair value. The cash surrender value of the policies was approximately $5.7 million and $6.7 million as of February 28, 2015 and March 1, 2014, respectively, and the death benefit was approximately $11.3 million and $13.1 million, respectively.

In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of former key executives that were unrestricted as to use at the end of fiscal 2015. The cash surrender value of the unrestricted policies was approximately $13.1 million and $18.1 million at February 28, 2015 and March 1, 2014, respectively, and was included in other noncurrent assets. These policies had a death benefit of approximately $19.9 million and $26.4 million as of February 28, 2015 and March 1, 2014, respectively. At the discretion of the Board of Directors, contributions of cash or unrestricted life insurance policies may be made to one or more of the sub-trusts.

Sources of Working Capital

The Company’s sources of working capital for fiscal 2015 were primarily from operations and the Term Loan Facility. The Company has a variety of sources for liquidity, which include available cash balances and borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. The Company’s current plans for fiscal 2016 include a capital expenditure plan lower than fiscal 2015, decreasing purchases of inventory and continuation of cash dividends and share repurchases. The Company does not presently anticipate any other significant cash outflows in fiscal 2016 other than those discussed herein or those occurring in the normal course of business.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures. The Company’s focus remains on making conservative inventory purchases, managing those inventories, and continuing to evolve the Company’s merchandise offerings while also maximizing its revenues, seeking out ways to make its cost base more efficient and effective and preserving liquidity. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, including debt related payments, capital expenditure requirements, cash dividends and share repurchases through fiscal 2016.

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

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. Should actual returns differ from the Company’s estimated reserve for merchandise returns, revisions to the estimate may be required. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties. Amounts billed to customers for shipping and handling are included in net sales.

30    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance.

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s distribution center using vendor invoices, the cost of warehousing and transporting product to the stores and other direct costs associated with purchasing merchandise. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns are recorded to reduce the retail price of such slow-moving merchandise as needed. Since the determination of carrying values of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. Inventory is physically counted at substantially all locations at least once in each 12-month period, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution centers during each period presented in the financial statements. Although inventory shrinkage rates have not fluctuated significantly in recent years, should actual rates differ from the Company’s estimates, revisions to the inventory shrinkage expense may be required.

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

Defined benefit plans — The Company maintains supplemental retirement plans for certain of its current and former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as discount rates, compensation rates or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the plans may impact current and future benefit costs.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and certain performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. The time-based awards typically vest ratably over the requisite service period provided that the participant is employed on the vesting date. A portion of the performance-based shares vests upon the Company satisfying certain performance targets. Performance-based shares are considered granted for accounting purposes on the date the performance targets are set. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

has been satisfied. The remaining performance-based shares are based on a market condition and may vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and will be expensed on a straight-line basis over the performance period.

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries, for which the Company records estimated reserves for uncertain tax positions for both domestic and foreign income tax issues. At any point in time, multiple tax years are subject to audit by these various jurisdictions. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its reserves for uncertain tax positions or its deferred tax assets or liabilities, which could impact its effective tax rate.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

32    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from March 1, 2014.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, from time to time, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. On occasion, the Company may consider utilizing contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales and the impact was immaterial. At February 28, 2015, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. The expected interest rate exposure on the Company’s Revolving Credit Facility, Term Loan Facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 28, 2015, the Company had $204.7 million (net of unamortized discounts) in long-term debt outstanding related to its Term Loan Facility and industrial revenue bonds and no cash borrowings outstanding on its Revolving Credit Facility. The Company expects to pay interest totaling approximately $9.0 million per year on the Term Loan Facility based upon rates in effect at the end of fiscal 2015. A hypothetical 100 basis point increase in the interest rate would result in approximately $2.0 million of additional interest expense, under the Term Loan Facility.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 28, 2015 and March 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 28, 2015 and March 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 28, 2015

34    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	52 Weeks Ended February 28, 2015	52 Weeks Ended March 1, 2014	53 Weeks Ended March 2, 2013
Net sales	$1,865,782	$1,771,743	$1,704,885
Cost of sales	1,116,076	1,026,180	961,826

Gross profit	749,706	745,563	743,059
Selling, general and administrative expenses	576,131	531,190	513,085
Depreciation and amortization	46,304	38,873	30,988

Operating income	127,271	175,500	198,986
Nonoperating (income) and expenses:
Interest, investment income and other	(3,391)	(1,721)	(2,757)
Interest expense	10,260	2,572	743

	6,869	851	(2,014)

Income before income taxes	120,402	174,649	201,000
Income tax provision	45,240	67,118	71,556

Net income	$75,162	$107,531	$129,444

Earnings per share:
Basic	$0.83	$1.03	$1.22

Diluted	$0.82	$1.01	$1.20

Dividends declared per share:	$0.24	$0.21	$0.17

Average shares outstanding during period:
Basic	91,081	104,121	106,222

Diluted	92,128	106,248	108,259

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	52 Weeks Ended February 28, 2015	52 Weeks Ended March 1, 2014	53 Weeks Ended March 2, 2013
Net income	$75,162	$107,531	$129,444
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of taxes of $1,339, $857 and $255, respectively	(3,729)	(2,391)	(918)
Pension adjustments, net of taxes of $89, $(701) and $(447), respectively	(142)	1,105	563

Other comprehensive loss	(3,871)	(1,286)	(355)

Comprehensive income	$71,291	$106,245	$129,089

The accompanying notes are an integral part of these financial statements.

36    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

CONSOLIDATED BALANCE SHEETS

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	February 28, 2015	March 1, 2014
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $69,572 and $121,446, respectively	$100,064	$126,695
Accounts receivable, net of allowance for doubtful accounts of $396 and $398, respectively	29,405	24,614
Inventories	478,843	377,650
Prepaid expenses and other current assets	45,851	47,547

Total current assets	654,163	576,506
Properties, net	214,048	183,352
Other noncurrent assets	41,993	43,765

	$910,204	$803,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,762	$84,238
Gift cards and other deferred revenue	63,002	57,428
Accrued income taxes payable	13,505	14,025
Current portion of long-term debt	2,000	—
Other accrued liabilities	107,544	110,278

Total current liabilities	288,813	265,969
Long-term debt	204,746	9,500
Other noncurrent liabilities	79,378	78,722
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized
125,232,000 issued	125	125
Paid-in capital	222,438	235,637
Retained earnings	713,575	660,040
Cumulative other comprehensive loss	(9,985)	(6,114)
Less — 35,320,000 and 26,517,000 common shares in treasury, at cost, respectively	(588,886)	(440,256)

	337,267	449,432
	$910,204	$803,623

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    37

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks Ended February 28, 2015	52 Weeks Ended March 1, 2014	53 Weeks Ended March 2, 2013
Cash flows from operating activities:
Net income	$75,162	$107,531	$129,444
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	54,299	45,803	38,431
Stock-based compensation expense	7,332	11,984	12,337
Deferred compensation	8,244	6,739	6,192
Deferred income taxes	7,647	13,907	19,928
Excess tax benefit from stock-based awards	(2,694)	(2,265)	(4,814)
Amortization of deferred gains	(3,575)	(3,180)	(6,917)
Change in reserve for uncertain tax positions	(1,078)	6,241	(6,252)
Other	(2,486)	(3,665)	(2,087)
Change in cash from:
Inventories	(101,193)	(21,597)	(33,571)
Proprietary credit card receivables	(351)	(1,585)	(2,019)
Prepaid expenses and other assets	(4,120)	(6,697)	(31,620)
Accounts payable and accrued expenses	26,330	14,034	(5,516)
Accrued income taxes payable, net of payments	2,174	(8,018)	10,513

Net cash provided by operating activities	65,691	159,232	124,049

Cash flows from investing activities:
Capital expenditures	(81,859)	(80,306)	(80,363)
Proceeds from disposition of properties	35	12,593	217
Proceeds from sale of restricted investments	1,715	758	1,290
Purchase of restricted investments	(3,192)	(3,196)	(3,567)

Net cash used in investing activities	(83,301)	(70,151)	(82,423)

Cash flows from financing activities:
Cash dividends	(21,627)	(21,697)	(17,989)
Purchases of treasury stock	(185,540)	(192,284)	(100,000)
Proceeds from stock options exercised, stock purchase plan and other, net	2,088	18,923	15,237
Excess tax benefit from stock-based awards	2,694	2,265	4,814
Issuance of long-term debt, net of discount	198,000	—	—
Repayments of long-term debt	(1,000)	—	—
Debt issuance costs	(3,636)	(1,149)	—
Borrowing of notes payable	60,000	—	—
Repayments of notes payable	(60,000)	—	—

Net cash used in financing activities	(9,021)	(193,942)	(97,938)

Change in cash and cash equivalents	(26,631)	(104,861)	(56,312)
Cash and cash equivalents at beginning of period	126,695	231,556	287,868

Cash and cash equivalents at end of period	$100,064	$126,695	$231,556
Supplemental cash flow information:
Interest paid	$10,213	$3,133	$3,563

Income taxes paid, net of refund	$42,142	$56,659	$43,740

The accompanying notes are an integral part of these financial statements.

38    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance February 25, 2012	109,720	$125	$231,919	$462,751	$(4,473)	$(196,679)	$493,643
Net income		—	—	129,444	—	—	129,444
Other comprehensive loss	—	—	—	—	(355)	—	(355)
Purchases of treasury stock	(5,822)	—	—	—	—	(100,000)	(100,000)
Stock-based compensation expense	809	—	2,128	—	—	10,209	12,337
Exercise of stock options, stock purchase plan, and other	1,619	—	(529)	—	—	20,580	20,051
Cash dividends ($0.17 per share)	—	—	—	(17,989)	—	—	(17,989)

Balance March 2, 2013	106,326	$125	$233,518	$574,206	$(4,828)	$(265,890)	$537,131

Net income		—	—	107,531	—	—	107,531
Other comprehensive loss	—	—	—	—	(1,286)	—	(1,286)
Purchases of treasury stock	(9,788)	—	—	—	—	(203,892)	(203,892)
Stock-based compensation expense	680	—	2,381	—	—	9,603	11,984
Exercise of stock options, stock purchase plan, and other	1,497	—	(262)	—	—	19,923	19,661
Cash dividends ($0.21 per share)	—	—	—	(21,697)	—	—	(21,697)

Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432

Net income		—	—	75,162	—	—	75,162
Other comprehensive loss	—	—	—	—	(3,871)	—	(3,871)
Purchases of treasury stock	(10,280)	—	—	—	—	(173,932)	(173,932)
Stock-based compensation expense	875	—	(7,605)	—	—	14,937	7,332
Exercise of stock options, stock purchase plan, and other	602	—	(5,594)	—	—	10,365	4,771
Cash dividends ($0.24 per share)	—	—	—	(21,627)	—	—	(21,627)

Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, pier1.com. Additionally, the Company sells merchandise primarily in “store within a store” locations in Mexico and El Salvador that are operated by Sears Operadora de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively.

Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiaries, and all intercompany transactions and balances have been eliminated upon consolidation.

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and on its website and conducts business as one operating segment. During fiscal 2015, 2014 and 2013, respectively, the Company’s domestic operations provided 92.5%, 92.0% and 91.4% of its net sales, with 6.9%, 7.3% and 7.9% provided by stores in Canada, and the remainder from royalties received primarily from Sears Operadora de Mexico S.A. de C.V. As of February 28, 2015, March 1, 2014 and March 2, 2013, $4,707,000, $5,578,000 and $5,344,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

Use of estimates — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications — Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2015 ended February 28, 2015, fiscal 2014 ended March 1, 2014 and fiscal 2013 ended March 2, 2013. Both fiscal 2015 and 2014 consisted of 52-week years and fiscal 2013 was a 53-week year.

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in a trust to satisfy retirement obligations and are classified as non-current assets. As of February 28, 2015 and March 1, 2014, the Company’s short-term investments classified as cash equivalents included investments primarily in mutual funds totaling $69,572,000 and $121,446,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive loss. As of February 28, 2015, March 1, 2014 and March 2, 2013, the Company had cumulative other comprehensive loss balances of $(7,425,000), $(3,696,000) and $(1,304,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2015, 2014 and 2013 resulted in other comprehensive loss, net of tax, as applicable, of $(3,729,000), $(2,391,000) and $(918,000), respectively. Deferred income taxes not recorded on the portion of the cumulative currency translation adjustment considered to be permanently reinvested abroad were immaterial in fiscal 2015, 2014 and 2013.

Concentrations of risk — The Company has risk of geographic concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 59% of its sales derived from merchandise produced in China, 14% derived from merchandise produced in India and 18% collectively derived from merchandise produced in Vietnam, Indonesia and the United States. The remaining sales were from merchandise produced in various other countries around the world.

40    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of February 28, 2015 or March 1, 2014.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

From time to time, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. As of February 28, 2015 and March 1, 2014, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. The changes in fair value and settlement of these contracts were not material and were included in cost of sales for forward contracts related to merchandise purchases, and in selling, general and administrative expense for forward contracts associated with the repatriation of Canadian funds.

When the Company enters into forward foreign currency exchange contracts, it enters into them with major financial institutions and monitors its positions with, and the credit quality of, these counterparties to such financial instruments.

Accounts receivable — The Company’s accounts receivable are stated at carrying value less an allowance for doubtful accounts. These receivables consist largely of third-party credit card receivables for which collection is reasonably assured. The remaining receivables are periodically evaluated for collectability, and an allowance for doubtful accounts is recorded as appropriate. At the end of fiscal 2015, accounts receivable included $6.7 million related to life insurance settlement proceeds that were received during the first quarter of fiscal 2016.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. The reserves for estimated shrinkage at the end of fiscal 2015 and 2014 were $5,105,000 and $5,120,000, respectively.

Properties, maintenance and repairs — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally 30 years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution and fulfillment centers, including related equipment, is included in cost of sales. All other depreciation costs are included in depreciation and amortization and were $46,304,000, $38,873,000 and $30,988,000 in fiscal 2015, 2014 and 2013, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded no material impairment charges in fiscal 2015, 2014 or 2013.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $22,845,000 and $20,480,000 at February 28, 2015 and March 1, 2014, respectively. The recorded liability for general liability claims and fees was $4,455,000 and $6,619,000 at February 28, 2015 and March 1, 2014, respectively.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal 2015 and 2014 were $2,859,000 and $2,748,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax and third-party credit card fees, and include wholesale sales and royalties received from Sears Operadora de Mexico S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales.

Cost of sales — Cost of sales includes the cost of the merchandise, buying expenses, costs related to the Company’s distribution network (including depreciation) and store occupancy expenses. The costs incurred by the Company for shipping and handling are recorded in cost of sales.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $3,938,000, $4,455,000 and $4,348,000 in fiscal 2015, 2014 and 2013, respectively.

Leases — The Company leases certain property consisting principally of retail stores, warehouses, its home office and material handling and office equipment under operating leases expiring through fiscal 2029. Most retail store locations were leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the future minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over the lease term, including free rent periods prior to the opening of its stores. The portion of rent expense applicable to a store before opening is included in selling, general and administrative expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears probable that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term.

Advertising costs — Advertising production costs are expensed the first time the advertising occurs and all other advertising costs are expensed as incurred. Advertising costs were $81,483,000, $76,071,000 and $71,214,000 in fiscal 2015, 2014 and 2013, respectively. Prepaid advertising at the end of fiscal years 2015 and 2014 was $4,269,000 and $2,951,000, respectively.

Defined benefit plans — The Company maintains supplemental retirement plans for certain of its current and former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions such as discount rates, compensation increase rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the statement of operations, but recognized in future years over the remaining average service period of plan participants. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheet and are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries, for which the Company records estimated reserves for uncertain tax positions for both domestic and foreign income tax issues. At any point in time, multiple tax years are subject to audit by these various jurisdictions. However, negotiations with taxing authorities may yield results different from those currently estimated. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

42    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share — Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2015	2014	2013
Net Income	$75,162	$107,531	$129,444

Weighted average shares outstanding:
Basic	91,081	104,121	106,222
Effect of dilutive stock options	696	1,268	1,337
Effect of dilutive restricted stock	351	859	700

Diluted	92,128	106,248	108,259

Earnings per share:
Basic	$0.83	$1.03	$1.22

Diluted	$0.82	$1.01	$1.20

Outstanding stock options totaling 114,623 for fiscal 2015, 6,624 for fiscal 2014 and 961,575 for fiscal 2013 were excluded from the computation of earnings per share, as the effect would be antidilutive.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and certain performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. A portion of the performance-based shares vests upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. The remaining performance-based shares are based on a market condition and may vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of any forfeiture adjustments was insignificant.

Adoption of new accounting standards — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in fiscal 2018 at the earliest, and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of Topic 606 on its financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest — Imputation of Interest”. To simplify presentation of debt issuance costs, the amendments in this standard would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this standard. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250, “Interest — Imputation of Interest (Subtopic 835-30)”, which has been deleted. The standard is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTIES

Properties are summarized as follows at February 28, 2015 and March 1, 2014 (in thousands):

	2015	2014
Land	$535	$535
Buildings	8,087	8,087
Equipment, furniture, fixtures and other	342,407	303,822
Leasehold improvements	213,148	203,938
Computer software	89,271	85,157
Projects in progress	6,837	6,059

	660,285	607,598
Less accumulated depreciation and amortization	446,237	424,246

Properties, net	$214,048	$183,352

During fiscal 2014, the Company sold all remaining company-owned store locations including the buildings and accompanying land for net proceeds of approximately $12,379,000. The Company also entered into lease agreements for each of these locations. The leases have primary terms ranging from five years to ten years with renewal options and provisions similar to the Company’s existing store leases. The related gain on the sale of the properties was approximately $7,338,000, the majority of which was deferred and will be recognized over the expected lease term of each respective location. The remaining deferred gain is primarily included in other noncurrent liabilities and was $5,572,000 and $6,358,000 as of February 28, 2015 and March 1, 2014, respectively.

NOTE 3 — OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at February 28, 2015 and March 1, 2014 (in thousands):

	2015	2014
Accrued payroll and other employee-related liabilities	$59,422	$46,275
Accrued taxes, other than income	23,160	20,568
Rent-related liabilities	7,854	6,946
Other	17,108	36,489

Other accrued liabilities	$107,544	$110,278

Rent-related liabilities	$26,263	$23,444
Deferred gains	5,666	7,573
Retirement benefits	41,791	42,050
Other	5,658	5,655

Other noncurrent liabilities	$79,378	$78,722

NOTE 4 — LONG-TERM DEBT AND AVAILABLE CREDIT

Industrial Revenue Bonds — The Company has industrial revenue bonds outstanding totaling $9,500,000 at February 28, 2015 and March 1, 2014. The Company’s industrial revenue bonds have been outstanding since fiscal 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 1.7%, 1.9% and 2.4% for fiscal 2015, 2014 and 2013, respectively.

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). The Company completed a second amendment to its Revolving Credit Facility on April 30, 2014, in order to allow additional borrowings under a senior secured term loan facility (“Term Loan Facility”) which closed

44    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the same day. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. Provided that there is no default and no default would occur as a result thereof, the Company may request that the Revolving Credit Facility be increased to an amount not to exceed $450,000,000. The Revolving Credit Facility matures in June 2018 and is secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and, following the incurrence of the Term Loan Facility indebtedness discussed below, is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate plus a spread varying from 125 to 175 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate (as defined in the Revolving Credit Facility) plus a spread varying from 25 to 75 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility. The Company pays a fee ranging from 125 to 175 basis points per year for standby letters of credit depending on the average daily availability as defined by the agreement, 62.5 to 87.5 basis points per year for trade letters of credit, and a commitment fee of 25 basis points per year for any unused amounts. As of February 28, 2015 and March 1, 2014, the fee for standby letters of credit was 125 basis points per year and 62.5 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

The Revolving Credit Facility includes a requirement that the Company has minimum availability equal to the greater of 10% of the line cap, as defined under the Revolving Credit Facility, or $20,000,000. The Company’s Revolving Credit Facility may limit the ability of the Company to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case, subject to certain exceptions. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30% of the lesser of either $350,000,000 or the calculated borrowing base.

During fiscal 2015 the Company repaid all cash borrowings under the Revolving Credit Facility. During fiscal 2014 and 2013 there were no cash borrowings under the Revolving Credit Facility. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined by the agreement, which was $393,248,000 as of February 28, 2015. The borrowing base calculation was subject to advance rates and commercially reasonable availability reserves. As of February 28, 2015, the Company utilized approximately $38,069,000 in letters of credit and bankers’ acceptances against the Revolving Credit Facility. Of the outstanding balance, approximately $1,644,000 related to trade letters of credit and bankers’ acceptances for merchandise purchases, $20,250,000 related to a standby letter of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to a standby letter of credit related to the Company’s industrial revenue bonds and $6,460,000 related to other miscellaneous standby letters of credit. After excluding the $38,069,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $311,931,000 remained available for cash borrowings.

Term Loan Facility — The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. The Company’s weighted average effective interest rate, including fees, was 5.0% for fiscal 2015. As of February 28, 2015, the Company had $199,000,000 in borrowings under the Term Loan Facility with a carrying value of $197,246,000, net of unamortized discounts. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company could be subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility, beginning with the fiscal year ending February 28, 2015. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time prior to 12 months after closing subject to a 1% penalty in certain cases, and without penalty thereafter. The fair value of the Term Loan Facility was approximately $199,000,000 as of February 28, 2015, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Term Loan Facility matures as follows (in thousands):

Fiscal Year	Amount
2016	$2,000
2017	2,000
2018	2,000
2019	2,000
Thereafter	191,000

Total	199,000
Debt Discount	(1,754)

Total Debt	$197,246

NOTE 5 — EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan (“Qualified Plan”) to all of its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. During fiscal 2015, 2014 and 2013, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. Company contributions to the plan were $2,455,000, $2,071,000 and $2,119,000 in fiscal 2015, 2014 and 2013, respectively.

In addition, the Company offers non-qualified deferred compensation plans (“Non-Qualified Plans”) for the purpose of providing deferred compensation for certain employees whose benefits under the Qualified Plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for the Non-Qualified Plans was $1,269,000, $1,381,000 and $1,051,000 for fiscal 2015, 2014 and 2013, respectively. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of the Non-Qualified Plans, and contributed $3,192,000 and used $1,715,000 to satisfy a portion of retirement obligations during fiscal 2015. The Company also contributed $3,196,000 and used $758,000 to satisfy a portion of retirement obligations during fiscal 2014. The trusts’ assets included investments and life insurance policies on the lives of former key executives. As of February 28, 2015 and March 1, 2014, the trusts’ investments had an aggregate value of $10,571,000 and $6,673,000, respectively. The investments were held primarily in mutual funds and are classified as other noncurrent assets. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for the restricted investments as trading securities. The life insurance policies held in the trusts are carried at fair value and were classified as other noncurrent assets. The policies had cash surrender values of $5,736,000 and $6,728,000, and death benefits of $11,336,000 and $13,127,000 as of February 28, 2015 and March 1, 2014, respectively. The decreases compared to prior year resulted from the recognition of the death benefit value of certain policies during fiscal 2015. The trusts’ assets are restricted and may only be used to satisfy obligations to the Non-Qualified Plans’ participants.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. At the discretion of the Board of Directors such policies could be contributed to the trusts described above or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of the unrestricted policies was $13,096,000 and $18,068,000, and the death benefit was $19,927,000 and $26,362,000 as of February 28, 2015 and March 1, 2014, respectively. The cash surrender value of these policies is included in other noncurrent assets. The decreases compared to prior year resulted from the recognition of the death benefit value of certain policies during fiscal 2015.

The Company maintains supplemental retirement plans for certain of its current and former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based

46    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the plans of $5,993,000, $4,023,000 and $3,423,000 in fiscal 2015, 2014 and 2013, respectively.

The plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the plans’ obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $17,000 as of February 28, 2015 and March 1, 2014, that are included in other noncurrent assets. The investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for the restricted investments as available-for-sale securities. During fiscal 2015 and 2014, there were no cash contributions made to the trust and no restricted investments were sold to fund retirement benefits. Any future contributions will be made at the discretion of the Board of Directors. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $127,000 during fiscal 2016, $127,000 during fiscal 2017, $127,000 during fiscal 2018, $27,111,000 during fiscal 2019, $134,000 during fiscal 2020, and $1,218,000 during fiscal years 2021 through 2025 under the plans.

Measurement of obligations for the plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the plans as of February 28, 2015 and March 1, 2014 (in thousands):

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$27,481	$25,573
Service cost	1,402	1,456
Interest cost	823	765
Actuarial (gain) loss	2,772	(188)
Benefits paid (including settlements)	(7,707)	(125)
Curtailment	633	—

Projected benefit obligation, end of year	$25,404	$27,481

Reconciliation of funded status:
Projected benefit obligation	$25,404	$27,481
Plan assets	—	—

Funded status	$(25,404)	$(27,481)

Accumulated benefit obligation	$(25,404)	$(27,481)

Amounts recognized in the balance sheets:
Current liability	$(127)	$(127)
Noncurrent liability	(25,277)	(27,354)
Accumulated other comprehensive loss, pre-tax	4,361	4,724

Net amount recognized	$(21,043)	$(22,757)

Cumulative other comprehensive loss, net of taxes of $3,121 and $3,261 in fiscal 2015 and 2014, respectively	$1,240	$1,463

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	2.50%	3.00%
Lump-sum conversion discount rate	4.00%	5.00%
Rate of compensation increase (1)	3.00%	0.00%
Net periodic benefit cost for years ended:
Discount rate	2.50%	3.00%
Lump-sum conversion discount rate	4.00%	5.00%
Rate of compensation increase	0.00%	3.00%
(1)

The rate of compensation increase shown above assumes an increase of 0% for fiscal year 2016 and 3% for fiscal years thereafter, except for the Company’s CEO. The CEO’s rate of compensation is set forth in his employment agreement.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s former Chief Financial Officer retired on February 10, 2015. As of his retirement date, he had earned under one of the plans an early retirement benefit payment of $7,573,981, which is not included in the projected benefit obligation at fiscal 2015 year end. The benefit payment will be paid during fiscal 2016 and is included in other accrued liabilities.

Net periodic benefit cost included the following actuarially determined components during fiscal 2015, 2014 and 2013 as shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	2015	2014	2013
Service cost	$1,402	$1,456	$1,353
Interest cost	823	765	740
Amortization of unrecognized prior service cost	410	410	410
Amortization of net actuarial loss	1,329	1,392	1,408
Settlement	1,248	—	(488)
Curtailment	781	—	—

Net periodic benefit cost	$5,993	$4,023	$3,423

As of February 28, 2015 and March 1, 2014, cumulative other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $178,000 and $736,000, and net actuarial loss of $4,183,000 and $3,988,000, respectively. During fiscal 2015, 2014 and 2013, $(2,772,000), $188,000 and $(854,000), respectively, were recognized in other comprehensive income related to net actuarial gain (loss) for the period. The estimated prior service cost and net actuarial loss that will be amortized from cumulative other comprehensive loss into net periodic benefit cost in fiscal 2016 are $59,000 and $1,394,000, respectively.

NOTE 6 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY

The Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”) was approved by the shareholders on June 22, 2006. The aggregate number of shares available for issuance under the 2006 Plan included a new authorization of 1,500,000 shares, plus shares (not to exceed 560,794 shares) that remained available for grant under the Pier 1 Imports, Inc. 1999 Stock Plan (“1999 Stock Plan”) and the Pier 1 Imports, Inc. Management Restricted Stock Plan, increased by the number of shares (not to exceed 11,186,150 shares) subject to outstanding awards on March 23, 2006, under these prior plans that cease to be subject to such awards. As of February 28, 2015, there were a total of 3,447,563 shares available for issuance under the 2006 Plan.

Restricted stock awarded to the Chief Executive Officer — On June 13, 2012, upon the recommendation of the Compensation Committee, the Board of Directors approved a renewal and extension of the employment agreement for the Chief Executive Officer (“CEO”). This renewal and extension provides that a total of 1,125,000 shares of restricted stock will be awarded over a three-year period that began during fiscal 2014. 540,000 of the shares are time-based and the remaining 585,000 shares are performance-based. In accordance with the accounting guidance on equity compensation, all 540,000 shares of the time-based restricted stock included in the renewed and extended employment agreement had a grant date as of the date of the employment agreement, which was June 13, 2012. On the date the employment agreement was signed, June 13, 2012, both the Company and the CEO had a mutual understanding of all key terms and conditions related to the time-based restricted stock awards, and the Company became obligated to issue the restricted stock awards to the CEO, subject only to his continued employment. In addition, all necessary approvals from both the Company’s Compensation Committee and Board of Directors were obtained on June 13, 2012, for the restricted stock awards. Therefore, on June 13, 2012, the Company began expensing these time-based shares, which had a grant date fair value of $15.58 per share. The Company did not begin expensing any of the performance-based awards during fiscal 2013 because the performance-based metrics, which are a key term of the awards, had not been established and, therefore, both parties did not have a mutual understanding of all key terms of the performance-based awards.

During fiscal 2015, pursuant to the renewed and extended agreement described above, the CEO received performance-based shares of restricted stock that vest equally over a period of three fiscal years if the Company achieves certain fiscal year targeted levels of a performance measure for each year as defined in the agreement and associated award agreements. Shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of the performance measure are achieved. The vesting of performance-based shares will occur on the date the Company’s Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”) for each respective fiscal year. In accordance with accounting guidelines, one-third of the performance-based shares had a grant date in fiscal 2015 and the

48    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company began expensing these shares during fiscal 2015. The remaining two-thirds of the performance shares did not have a grant date in fiscal 2015 because the performance targets for future fiscal years, which are a key term of the award, have not been established and, therefore, both parties did not have a mutual understanding of all key terms of the award. The CEO must be employed by the Company on the last day of each respective fiscal year in order for the performance-based shares to vest. These shares could also vest under certain termination events. During fiscal 2015, the Company also began expensing performance-based restricted shares awarded in previous fiscal years that were based on the fiscal 2015 performance target. These performance-based shares expensed during fiscal 2015 had a grant date fair value of $18.69 per share. However, the fiscal 2015 performance target was not achieved and the related expense was reversed. In addition, the CEO also received an award of performance-based shares during fiscal 2015 that are based on a market condition and may vest following the end of fiscal 2017 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The grant date fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares at $9.94 per share during fiscal 2015.

Restricted stock awarded to certain employees — During fiscal 2015, the Company awarded long-term incentive awards under the 2006 Plan to certain employees. Fiscal 2015 long-term incentive awards were comprised of restricted stock grants that were divided between time-based and three different types of performance-based awards. The time-based shares vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the award date provided that the participant is employed on the vesting date, and in accordance with accounting guidelines, the Company began expensing the time-based shares at $17.78 per share during fiscal 2015. The first portion of the performance-based shares may vest 33% upon the Company satisfying a certain targeted level of a performance measure established in fiscal 2015 and has a fair value of $17.78 per share. The remaining shares may vest 33% and 34% for each of the following two fiscal years, respectively, upon the Company satisfying a certain targeted level of a performance measure for the respective fiscal years, provided that vesting for each fiscal year is conditioned upon the participant being employed on the date of filing of the Company’s Annual Report on Form 10-K with the SEC for the applicable fiscal year. In accordance with accounting guidelines, only 33% of fiscal 2015 performance-based shares had a grant date in fiscal 2015 because the targeted performance measure for future fiscal years, which are a key term of the award, had not been established and, therefore, both parties did not have a mutual understanding of all key terms of the award. Shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of the performance measure are achieved. During fiscal 2015, the Company also began expensing performance-based restricted shares awarded in previous fiscal years that were based on the fiscal 2015 performance target. These performance-based shares had a grant date fair value of $18.69 per share.

The second portion of the performance-based shares awarded in fiscal 2015 is based on the achievement of both a total sales threshold and an e-Commerce percent of total sales for fiscal 2017 and may vest on the date of filing of the Company’s fiscal 2017 Annual Report on Form 10-K with the SEC if certain thresholds are met. The fair value of these performance-based shares was $17.78. The third portion of the performance-based shares awarded in fiscal 2015 is based on a market condition and may vest following the end of fiscal 2017 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares at $9.04 per share during fiscal 2015.

During fiscal 2015, the Company awarded one-time grants of service-based long-term restricted stock to three of its executive officers. A total of 122,280 shares was awarded equally among the three officers, which had a grant date fair value of $12.30. The Company began expensing these shares during fiscal 2015. Each officer’s shares will vest one half on October 16, 2019, and the remaining shares will vest on October 16, 2020, provided that the officer is employed on each respective vesting date.

As of February 28, 2015 and March 1, 2014, the Company had 1,025,638 and 823,826 unvested shares of restricted stock awards outstanding, respectively (excluding shares unvested with respect to CEO grants). During fiscal 2015, 633,852 shares of restricted stock were awarded, 272,041 shares of restricted stock vested, and 159,999 shares of restricted stock were forfeited. The weighted average fair market value at the date of grant of the restricted stock shares awarded during fiscal 2015 was $16.04 per share and is being expensed over the requisite service period. This amount does not include performance-based restricted shares that the Company will begin expensing in future fiscal years when the targeted performance measures are set, but does include performance-based restricted shares awarded in previous fiscal years that were based on a fiscal 2015 targeted performance measure.

Restricted stock compensation expense — Compensation expense for restricted stock was $7,240,000, $11,890,000 and $12,167,000 in fiscal 2015, 2014 and 2013, respectively. For performance-based awards, the grant date fair value is based on the probable outcome of Pier 1 Imports achieving performance targets. However, targets for fiscal 2015 and 2014 were not achieved, the maximum number of shares did not vest and as a result, compensation expense was lowered by $3,200,000 and $1,475,000 in fiscal 2015 and 2014, respectively. As of February 28, 2015, there was $15,020,000 of total unrecognized

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense related to restricted stock that may be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock awards vested was $7,098,000, $17,810,000 and $15,339,000 in fiscal 2015, 2014 and 2013, respectively.

The Company realized a total tax benefit related to stock-based compensation of $5,856,000, $3,993,000 and $7,605,000 during fiscal years 2015, 2014 and 2013, respectively, of which $2,695,000, $2,265,000 and $4,814,000 were recorded as excess tax benefits. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Stock options — Under the CEO’s initial employment agreement effective February 19, 2007, the CEO received stock option grants with a term of ten years from the grant date. As of February 28, 2015, outstanding options covering 944,000 shares were exercisable. The options were granted as an employment inducement award and not under any equity incentive plan adopted by the Company.

As of February 28, 2015 and March 1, 2014, outstanding options covering 305,700 and 405,400 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The options will be fully vested upon death, disability or retirement of the associate. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Additionally, outstanding options covering 170,000 and 481,500 shares were exercisable under the Company’s previous stock plans at fiscal years ended 2015 and 2014, respectively.

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years is as follows:

				Exercisable Shares

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Exercise Price
Outstanding at February 25, 2012	5,735,475	$12.16		5,620,525	$12.26
Options granted	11,900	18.80	$14.75
Options exercised	(1,545,500)	11.08
Options cancelled or expired	(713,750)	20.09

Outstanding at March 2, 2013	3,488,125	11.05		3,468,275	11.02
Options granted	13,248	23.19	6.70
Options exercised	(1,627,500)	12.90
Options cancelled or expired	(16,000)	17.28

Outstanding at March 1, 2014	1,857,873	9.45		1,830,900	9.31

Options granted	11,300	17.78	4.25
Options exercised	(187,625)	10.97
Options cancelled or expired	(233,000)	17.09

Outstanding at February 28, 2015	1,448,548	8.09		1,419,712	7.86

For options outstanding at February 28, 2015			Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price- Exercisable Shares
Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price		Shares Currently Exercisable
$4.24 — $6.69	954,000	$6.66	1.99	954,000	$6.66
$7.45 — $11.27	286,500	7.63	2.29	286,500	7.63
$11.47 — $17.78	177,900	14.37	1.07	164,950	14.17
$18.49 — $23.19	30,148	20.68	6.34	14,262	19.71

As of February 28, 2015, the weighted average remaining contractual term for outstanding and exercisable options was 2.0 years and 1.9 years, respectively. The aggregate intrinsic value for outstanding and exercisable options was $6,420,000 and $6,419,000, respectively, at fiscal 2015 year end. The total intrinsic value of options exercised for fiscal years 2015, 2014 and 2013 was approximately $1,101,000, $16,380,000 and $13,420,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

50    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2015, there was approximately $144,000 of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $92,000, $94,000 and $170,000 in fiscal 2015, 2014 and 2013, respectively.

Director deferred stock units —The 2006 Plan and the 1999 Stock Plan authorize director deferred stock unit awards to non-employee directors. During fiscal 2015, directors could elect to defer all or a portion of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. There were 279,540 shares and 683,380 shares deferred, but not delivered, as of February 28, 2015 and March 1, 2014, respectively, under the 2006 Plan and the 1999 Stock Plan. During the term of the 2006 Plan, all future deferred stock unit awards will be from shares available under the plan. During fiscal 2015, approximately 54,560 director deferred stock units were granted, 458,400 units were delivered and no units were cancelled. Compensation expense for the director deferred stock awards was $826,000, $821,000 and $700,000 in fiscal 2015, 2014 and 2013, respectively.

Stock purchase plan — Substantially all Company associates and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each associate may contribute up to 20% of the eligible portions of compensation, and non-employee directors may contribute up to 100% of their director compensation. The Company contributes an amount equal to 25% of the participant’s contributions. Company contributions to the plan were $465,000, $492,000 and $431,000 in fiscal years 2015, 2014 and 2013, respectively.

Preferred Stock — As of February 28, 2015, the Company’s restated certificate of incorporation authorized 20,000,000 shares of preferred stock having a par value of $1.00 per share to be issued. No such shares have been issued.

Dividends — The Company paid cash dividends of $21,627,000, $21,697,000 and $17,989,000 in fiscal years 2015, 2014 and 2013, respectively. On April 8, 2015, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on May 6, 2015 to shareholders of record on April 22, 2015.

Shares reserved for future issuances — As of February 28, 2015, the Company had approximately 5,175,656 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units and shares available for future grant.

Share repurchase plan — The following table summarizes the Company’s total share repurchases during fiscal 2015, 2014 and 2013:

			Shares Purchased
Date Program Announced	Authorized Amount	Date Completed	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Weighted Average Cost	Remaining Available as of February 28, 2015
Oct. 14, 2011	$100,000,000	Dec. 14, 2012	—	—	5,822,142	$17.18	$—
Dec. 13, 2012	100,000,000	Sep. 30, 2013	—	4,525,805	—	22.10	—
Oct. 18, 2013	200,000,000	Apr. 10, 2014	5,071,812	5,262,452	—	19.35	—
Apr. 10, 2014	200,000,000		5,208,500	—	—	14.94	122,176,217

In fiscal 2015, the Company had cash outflows of $185,540,000 related to share repurchases. These share repurchases included $173,932,000 for shares of common stock repurchased in fiscal 2015 and included $11,600,000 for shares repurchased in fiscal 2014 that were settled in fiscal 2015. Subsequent to year end, through April 24, 2015, under the April 2014 $200,000,000 program, the Company utilized a total of $5,080,000 to repurchase 383,000 shares of the Company’s common stock at a weighted average price per share of $13.26 and $117,096,000 remained available for further repurchases under that program.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of income before taxes, by tax jurisdiction, were as follows (in thousands):

	2015	2014	2013
Domestic	$111,338	$165,658	$191,494
Foreign	9,064	8,991	9,506

Income before income taxes	$120,402	$174,649	$201,000

The provision for income taxes for each of the last three fiscal years consisted of (in thousands):

	2015	2014	2013
Federal:
Current	$30,771	$43,325	$45,797
Deferred	5,620	16,311	15,635
State:
Current	4,402	5,234	4,738
Deferred	2,027	(2,404)	4,293
Foreign:
Current	2,420	4,652	1,093
Deferred	—	—	—

Total income tax provision	$45,240	$67,118	$71,556

The differences between income taxes at the statutory federal income tax rate of 35% in fiscal 2015, 2014 and 2013, and income tax reported in the consolidated statements of operations were as follows (in thousands):

	2015	2014	2013
Tax provision at statutory federal income tax rate	$42,141	$61,127	$70,350
State income taxes, net of federal provision	4,402	3,138	6,838
Decrease in valuation allowance	(224)	(1,298)	(1,034)
Foreign income taxes	2,420	4,652	1,093
Foreign and other tax credits	(3,436)	(5,444)	(1,785)
Other, net	(63)	4,943	(3,906)

Provision for income taxes	$45,240	$67,118	$71,556

Effective tax rate	37.6%	38.4%	35.6%

52    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities at February 28, 2015 and March 1, 2014 were comprised of the following (in thousands):

	2015	2014
Deferred tax assets:
Deferred compensation	$22,711	$21,490
Net operating loss carryforward	533	2,465
Accrued average rent	11,540	10,140
Self insurance reserves	10,855	10,717
Cumulative foreign currency translation	4,310	2,971
Deferred revenue and revenue reserves	6,375	3,825
Supplemental retirement plans	2,227	1,788
Foreign and other tax credits	2,931	5,667
Other	1,845	1,382

Total deferred tax assets	63,327	60,445

Deferred tax liabilities:
Properties, net	(21,389)	(10,483)
Inventory	(22,231)	(20,497)
Store supplies	(3,942)	(3,928)
Deferred gain on debt repurchase	(14,716)	(18,370)
Other	(787)	(451)

Total deferred tax liabilities	(63,065)	(53,729)

Valuation allowance	(422)	(646)

Net deferred tax assets (1)	$(160)	$6,070
(1)	The current portion of the Company’s deferred tax assets was included in prepaid expense and other current assets. For fiscal 2015, the current portion of deferred tax assets was $577 and related to state deferred tax assets. For fiscal 2014, the current portion of deferred tax assets was $4,154 and related to federal and state deferred tax assets. The current portion of deferred tax liabilities was $763 for fiscal 2015 and related to federal deferred tax liabilities. The current portion of deferred tax liabilities was included in other accrued liabilities.

Noncurrent deferred tax assets were included in other noncurrent assets. For fiscal 2015 and 2014, noncurrent deferred tax assets were $5,027 and $6,753, respectively, and related to state deferred tax assets. The noncurrent deferred tax liabilities were $5,001 and $4,837 for fiscal 2015 and 2014, respectively, and related to federal deferred tax liabilities. The noncurrent deferred tax liabilities were included in other noncurrent liabilities.

Deferred tax assets related to state net operating losses at February 28, 2015 and March 1, 2014, were $533,000 and $2,465,000, respectively. State loss carryforwards vary as to the carryforward period and will expire from fiscal 2016 through fiscal 2030. The Company believes that it is not more likely than not that the benefit from certain state tax credits will be realized. Accordingly, the Company has provided a valuation allowance of $422,000 and $646,000 with respect to the deferred tax assets relating to these state tax credits as of February 28, 2015 and March 1, 2014, respectively.

The Company is subject to taxation in the United States and various state, provincial and local and foreign (primarily Canadian) jurisdictions. With few exceptions, as of fiscal 2015, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2013. Certain tax years prior to fiscal 2013 are subject to examination by certain foreign jurisdictions. Fiscal 2013 and 2014 are currently under examination by the Internal Revenue Service.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits — beginning balance	$6,673	$2,194	$8,731
Gross increases — tax positions in prior period	282	5,664	1,171
Gross decreases — tax positions in prior period	(1,458)	—	(1,054)
Settlements	(4,732)	(1,185)	(1,965)
Expiration of statute of limitations	—	—	(4,689)

Unrecognized tax benefits — ending balance	$765	$6,673	$2,194

As of February 28, 2015, the Company had total unrecognized tax benefits of $765,000, the majority of which would, if recognized, affect the Company’s effective tax rate. As March 1, 2014, the Company had unrecognized tax benefits of

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$6,673,000, the majority of which would not, if recognized, affect the Company’s effective tax rate. It is reasonably possible that most of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to audit settlements.

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in selling, general and administrative expenses. During the second quarter of fiscal 2013, the Company reversed a portion of its reserve for uncertain tax positions, resulting in the reversal of $2,758,000 of accrued interest expense. Excluding this reversal of accrued interest in fiscal 2013, the Company recorded expenses for tax interest and penalties, net of refunds, of $3,000, $536,000 and $1,119,000 in fiscal 2015, 2014 and 2013, respectively. The Company had accrued penalties and interest of $389,000 and $1,787,000 at February 28, 2015 and March 1, 2014, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases — At February 28, 2015, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income
2016	$239,508	$447
2017	217,520	447
2018	183,099	90
2019	146,694	—
2020	113,857	—
Thereafter	372,091	—

Total lease commitments	$1,272,769	$984

Rental expense incurred was $263,276,000, $244,481,000 and $231,481,000, including contingent rentals of $508,000, $546,000 and $674,000, based upon a percentage of sales, and net of sublease incomes totaling $285,000, $285,000 and $278,000 in fiscal 2015, 2014 and 2013, respectively.

Legal matters — During fiscal years 2015, 2014 and 2013, there were various claims, lawsuits, inquiries and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers these matters to be ordinary and routine in nature. The Company maintains liability insurance against most of these matters. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

54    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended February 28, 2015 and March 1, 2014 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2015	5/31/2014	8/30/2014	11/29/2014	2/28/2015
Net sales	$419,059	$418,622	$484,501	$543,600
Gross profit	167,714	162,637	204,913	214,442
Operating income	25,830	16,529	31,770	53,142
Net income	15,055	9,158	17,860	33,089
Average shares outstanding — basic	94,656	91,503	89,741	88,426
Average shares outstanding — diluted	95,925	92,531	90,635	89,421
Basic earnings per share	0.16	0.10	0.20	0.37
Diluted earnings per share	0.16	0.10	0.20	0.37

	Three Months Ended
Fiscal 2014	6/1/2013	8/31/2013	11/30/2013	3/1/2014
Net sales	$394,853	$395,641	$465,462	$515,786
Gross profit	167,597	161,299	202,230	214,436
Operating income	33,215	29,061	43,094	70,130
Net income	20,347	17,834	26,758	42,592
Average shares outstanding — basic	105,989	105,745	103,319	101,430
Average shares outstanding — diluted	107,790	107,249	104,716	103,024
Basic earnings per share	0.19	0.17	0.26	0.42
Diluted earnings per share	0.19	0.17	0.26	0.41

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    55

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013). Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 28, 2015. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of February 28, 2015, as stated in their report which is included in this Annual Report on Form 10-K.

/s/ Alexander W. Smith

Alexander W. Smith

President and

Chief Executive Officer

/s/ Laura A. Coffey

Laura A. Coffey

Executive Vice President and

Interim Chief Financial Officer

56    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 9A. CONTROLS AND PROCEDURES.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2015 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 28, 2015 and March 1, 2014 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2015 of Pier 1 Imports, Inc. and our report dated April 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 28, 2015

58    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

ITEM 9B. OTHER INFORMATION.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 — Election of Directors” set forth in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2015 Proxy Statement.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set forth in the 2015 Proxy Statement.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation,” the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Non-Employee Director Compensation for the Fiscal Year Ended February 28, 2015,” the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions,” and the section entitled “Executive Compensation — Compensation Committee Report,” set forth in the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Directors and Executive Officers,” the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Security Ownership of Certain Beneficial Owners,” the table entitled “Executive Compensation — Outstanding Equity Awards Table for the Fiscal Year Ended February 28, 2015,” and the table entitled “Equity Compensation Plan Information” set forth in the 2015 Proxy Statement.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    59

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Related Person Transactions” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership — Director Independence” set forth in the 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees” and the section entitled “Pre-approval of Nonaudit Fees” set forth in Proposal No. 4 of the 2015 Proxy Statement.

60    PIER 1 IMPORTS, INC.  ï  2015 Form 10-K

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

See Exhibit Index.

PIER 1 IMPORTS, INC.  ï  2015 Form 10-K    61

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: April 28, 2015	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. London Terry E. London	Director, Chairman of the Board	April 28, 2015

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	April 28, 2015

/s/ Laura A. Coffey Laura A. Coffey	Executive Vice President and Interim Chief Financial Officer	April 28, 2015

/s/ Darla D. Ramirez Darla D. Ramirez	Principal Accounting Officer	April 28, 2015

/s/ Claire H. Babrowski Claire H. Babrowski	Director	April 28, 2015

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Director	April 28, 2015

/s/ Hamish A. Dodds Hamish A. Dodds	Director	April 28, 2015

/s/ Brendan L. Hoffman Brendan L. Hoffman	Director	April 28, 2015

/s/ Cynthia P. McCague Cynthia P. McCague	Director	April 28, 2015

/s/ Michael A. Peel Michael A. Peel	Director	April 28, 2015

/s/ Ann M. Sardini Ann M. Sardini	Director	April 28, 2015

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.2*	Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3*	Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007 (File No. 001-07832).

10.3.2*	Participation Agreement Amendment dated April 20, 2008, by and between Charles H. Turner and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 24, 2008 (File No. 001-07832).

10.3.3*	Participation Agreement Amendment dated April 20, 2008, by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.4*	Pier 1 Imports, Inc. 1999 Stock Plan, Restated as Amended December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006 (File No. 001-07832).

10.4.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, Restated as Amended December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007 (File No. 001-07832).

10.5*	Forms of Director and Employee Stock Option Agreements, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 1999 (File No. 001-07832).

10.6*	Pier 1 Imports, Inc. Stock Purchase Plan, Restated as Amended December 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 30, 2013 (File No. 001-07832).

10.6.1*	First Amendment to Pier 1 Imports, Inc. Stock Purchase Plan, dated June 20, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.7	Amended and Restated Credit Agreement, dated April 4, 2011, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.8.4 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.7.1	First Amendment to Amended and Restated Credit Agreement, dated June 18, 2013, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

Exhibit No.	Description
10.7.2	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2014, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

10.7.3	Term Loan Credit Agreement, dated April 30, 2014, among Pier 1 Imports, Inc., Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and various other agents and the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

10.8*	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

10.8.1*	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.8.2*	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.9*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.9.1*	Form of Non-Qualified Stock Option Agreement for a Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.9.2*	Form of Non-Qualified Stock Option Agreement for an Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.9.3*	Form of Restricted Stock Award Agreement — April 6, 2012 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.9.4*	Form of Restricted Stock Award Agreement — April 6, 2012 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.9.5*	Form of Restricted Stock Award Agreement — April 6, 2012 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 12, 2012 (File No. 001-07832).

10.9.6*	Form of Restricted Stock Award Agreement — April 12, 2013 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.9.7*	Form of Restricted Stock Award Agreement — April 12, 2013 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.9.8*	Form of Restricted Stock Award Agreement — April 12, 2013 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.9.9*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.10*	Form of Restricted Stock Award Agreement — April 11, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.11*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.12*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“e-Comm Sales”), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.9.13*	Form of Restricted Stock Award Agreement — October 16, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2014 (File No. 001-07832).

Exhibit No.	Description
10.9.14*	Form of Restricted Stock Award Agreement — April 10, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 16, 2015.

10.10*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006 (File No. 001-07832).

10.10.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.2 to the Company’s Form 10-K for the year ended March 3, 2007 (File No. 001-07832).

10.10.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.10.3*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.10.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

10.10.5*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended October 8, 2010, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.10.6*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 20, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.11*	Pier 1 Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006 (File No. 001-07832).

10.12*	Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.12.1*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.13*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007 (File No. 001-07832).

10.13.1*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008 (File No. 001-07832).

10.14*	Employment Agreement dated as of December 15, 2009, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009 (File No. 001-07832).

10.14.1*	Restricted Stock Award Agreement dated February 26, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 1, 2012 (File No. 001-07832).

10.14.2*	Restricted Stock Award Agreement dated February 26, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 1, 2012 (File No. 001-07832).

10.14.3*	Employment Agreement dated as of June 13, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012 (File No. 001-07832).

Exhibit No.	Description
10.14.4*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc., (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.14.5*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.14.6*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.14.7*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.14.8*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.14.9*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.14.10*	Restricted Stock Award Agreement dated March 1, 2015, by and between Alexander W. Smith and Pier 1 Imports, Inc. (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2015 (File No. 001-07832).

10.14.11*	Restricted Stock Award Agreement dated March 1, 2015, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2015 (File No. 001-07832).

10.14.12*	Restricted Stock Award Agreement dated March 1, 2015, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2015 (File No. 001-07832).

10.15	Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.15.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.15.2	Second Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011 (File No. 001-07832).

10.15.3	Third Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated January 28, 2013, incorporated herein by reference to Exhibit 10.17.3 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.15.4	Fourth Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated May 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.15.5	Fifth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated July 14, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 30, 2014 (File No. 001-07832).

10.16*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

Exhibit No.	Description
10.17*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.17.1*	Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 1, effective January 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.18	Private Label Credit Card Plan Agreement by and between World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated October 5, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2011 (File No. 001-07832). Some of the schedules and an exhibit to this agreement have been omitted pursuant to an order granting confidential treatment.

10.19*	ERISA Plan Document and Summary Plan Description for the Pier 1 Imports, Inc. Supplemental Individual Disability Income Benefit Plan, effective September 1, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.20*	Summary Plan Description for Pier 1 Imports, Inc. Employee Life Insurance (Basic Insurance, Class 1), effective June 1, 2012, incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.21*	Confidential Retirement Agreement and General Release dated March 16, 2015, by and between Charles H. Turner, Pier 1 Services Company and Pier 1 Imports, Inc.**

21**	Subsidiaries of the Company.

23**	Consent of Ernst & Young LLP.

31.1**	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1***	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contracts and Compensatory Plans
**	Filed herewith
***	Furnished herewith