Form 10-Q
period 2015-05-30
PIER 1 IMPORTS INC/DE
filed 2015-07-08
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [    ]  No [ X ]

As of July 2, 2015, there were outstanding 36,856,539 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in this quarterly report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend,” and other similar expressions. Management’s expectations and assumptions regarding its plans to improve top-line sales growth and merchandise margins, consumer spending patterns, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, and changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the SEC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 30,	May 31,
	2015	2014
Net sales	$432,004	$419,059
Cost of sales	267,327	251,345

Gross profit	164,677	167,714
Selling, general and administrative expenses	138,725	131,466
Depreciation and amortization	12,394	10,418

Operating income	13,558	25,830
Nonoperating (income) and expenses:
Interest, investment income and other	(279)	(275)
Interest expense	3,008	2,001

	2,729	1,726

Income before income taxes	10,829	24,104
Income tax provision	3,955	9,049

Net income	$6,874	$15,055

Earnings per share:
Basic	$0.08	$0.16

Diluted	$0.08	$0.16

Dividends declared per share:	$0.07	$0.06

Average shares outstanding during period:
Basic	88,295	94,656

Diluted	89,021	95,925

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 30,	May 31,
	2015	2014
Net income	$6,874	$15,055
Other comprehensive income
Foreign currency translation adjustments	169	820
Pension adjustments	410	461

Other comprehensive income	579	1,281

Comprehensive income, net of tax	$7,453	$16,336

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 30,	February 28,	May 31,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $65,940, $69,572 and $185,245, respectively	$97,029	$100,064	$220,607
Accounts receivable, net	25,938	29,405	21,824
Inventories	501,662	478,843	417,643
Prepaid expenses and other current assets	47,947	45,851	51,519

Total current assets	672,576	654,163	711,593
Properties, net of accumulated depreciation of $454,345, $446,237 and $426,459, respectively	209,912	214,048	187,804
Other noncurrent assets	41,924	41,993	46,276

	$924,412	$910,204	$945,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,219	$102,762	$133,476
Gift cards and other deferred revenue	65,165	63,002	60,553
Accrued income taxes payable	5,704	13,505	7,013
Current portion of long-term debt	2,000	2,000	1,500
Other accrued liabilities	113,503	107,544	103,420

Total current liabilities	316,591	288,813	305,962
Long-term debt	204,319	204,746	206,026
Other noncurrent liabilities	80,311	79,378	78,541
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	207,120	222,438	223,704
Retained earnings	714,277	713,575	669,551
Cumulative other comprehensive loss	(9,406)	(9,985)	(4,833)
Less — 35,682,000, 35,320,000 and 31,360,000 common shares in treasury, at cost, respectively	(588,925)	(588,886)	(533,403)

	323,191	337,267	355,144
	$924,412	$910,204	$945,673

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 30,	May 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,874	$15,055
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	13,454	11,000
Stock-based compensation expense	2,246	3,232
Deferred compensation, net	1,522	1,467
Deferred income taxes	524	2,748
Excess tax benefit from stock-based awards	(518)	(279)
Amortization of deferred gains	(893)	(893)
Other	798	506
Changes in cash from:
Inventories	(22,819)	(39,993)
Prepaid expenses and other assets	1,975	(3,157)
Accounts payable and other liabilities	32,972	56,432
Accrued income taxes payable, net of payments	(7,796)	(7,377)

Net cash provided by operating activities	28,339	38,741

Cash flows from investing activities:
Capital expenditures	(9,389)	(15,325)
Proceeds from disposition of properties	13	33
Proceeds from sale of restricted investments	678	494
Purchase of restricted investments	(797)	(823)

Net cash used in investing activities	(9,495)	(15,621)

Cash flows from financing activities:
Cash dividends	(6,172)	(5,544)
Purchases of treasury stock	(16,136)	(117,404)
Proceeds from stock options exercised, stock purchase plan and other, net	411	(1,194)
Excess tax benefit from stock-based awards	518	279
Issuance of long-term debt, net of discount	-	198,000
Repayments of long-term debt	(500)	-
Debt issuance costs	-	(3,345)

Net cash provided by (used in) financing activities	(21,879)	70,792

Change in cash and cash equivalents	(3,035)	93,912
Cash and cash equivalents at beginning of period	100,064	126,695

Cash and cash equivalents at end of period	$97,029	$220,607

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 30, 2015

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267
Net income	-	-	-	6,874	-	-	6,874
Other comprehensive income	-	-	-	-	579	-	579
Purchases of treasury stock	(1,349)	-	-	-	-	(17,630)	(17,630)
Stock-based compensation expense	958	-	(14,754)	-	-	17,000	2,246
Exercise of stock options, stock purchase plan, and other	29	-	(564)	-	-	591	27
Cash dividends ($0.07 per share)	-	-	-	(6,172)	-	-	(6,172)

Balance May 30, 2015	89,550	$125	$207,120	$714,277	$(9,406)	$(588,925)	$323,191

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 30, 2015

AND MAY 31, 2014

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein. During the first quarter of the prior year, the Consolidated Statements of Cash Flows contained in the Form 10-Q filed for the period ended May 31, 2014, properly stated the overall change in cash; however, share repurchases totaling $11,608,000 related to fiscal 2014 share repurchases were presented incorrectly in “Net cash provided by operating activities” and “Net cash provided by financing activities.” If presented correctly in the first quarter last year, changes in cash from “Accounts payable and accrued expenses” would have been $56,432,000, “Net cash provided by operating activities” would have been $38,741,000, “Purchases from treasury stock” would have been ($117,404,000) and “Net cash provided by financing activities” would have been $70,792,000. Beginning with the Form 10-Q for the period ended August 30, 2014, the share repurchases were presented correctly. The Consolidated Statements of Cash Flows for the three months ended May 31, 2014, contained within this Form 10-Q, also correctly present the share repurchases. There was no effect on any other Consolidated Financial Statement as a result of this immaterial adjustment. Certain other items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended May 30, 2015 and May 31, 2014, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of May 30, 2015, the Company had no financial instruments with fair market values that were materially different from their carrying values.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Outstanding stock options totaling 206,698 and 30,000 were excluded from the computation of diluted earnings per share for the three months ended May 30, 2015 and May 31, 2014, respectively, as the effect would be antidilutive. Earnings per share were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 30,	May 31,
	2015	2014
Net income	$6,874	$15,055

Weighted average shares outstanding:
Basic	88,295	94,656
Effect of dilutive stock options	569	817
Effect of dilutive restricted stock	157	452

Diluted	89,021	95,925

Earnings per share:
Basic	$0.08	$0.16

Diluted	$0.08	$0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation – For the three months ended May 30, 2015 and May 31, 2014, the Company recorded compensation expense related to restricted stock of $2,220,000 and $3,200,000, respectively. As of May 30, 2015, there was approximately $27,136,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of 2.1 years if certain performance targets are achieved.

During the first quarter of fiscal 2016, the Company awarded 903,155 shares of restricted stock. Approximately 308,000 of the shares granted are service-based and will vest ratably over a three-year service period. The service-based shares awarded have a grant date fair value of $14.04, which was determined based on the closing stock price at the time of the grant. The Company began expensing these shares during the first quarter. Approximately 531,000 shares are performance based and may vest following the end of fiscal 2018 if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors. These performance-based shares have a grant date fair value of $13.06, which was determined based on the closing stock price at the time of the grant. The remaining shares are performance-based shares and may vest based on a market condition. These shares may vest following the end of fiscal 2018 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. During the first quarter of fiscal 2016, the Company began expensing the performance-based shares awarded during the quarter when the performance metrics were established. The Company also began expensing performance-based shares that were awarded to employees in previous fiscal years, including the Company’s chief executive officer, during the first quarter of fiscal 2016 when the targets for the performance metrics were established.

Share repurchase program – During the first quarter of fiscal 2016, the Company repurchased 1,349,200 shares of the Company’s common stock at a weighted average cost of $13.07 per share for a total cost of $17,630,000, and $104,546,000 remained available for further share repurchases under the Company’s board-approved $200,000,000 April 2014 program. Of the $17,630,000 in total share repurchases in the first quarter of fiscal 2016, $1,494,000 were settled in June of fiscal 2016. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through July 2, 2015, the Company utilized a total of $14,746,000 to repurchase 1,200,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $12.29. As of July 2, 2015, $89,800,000 remained available for further share repurchases of common stock under the program.

2015 Stock Incentive Plan – At the 2015 annual meeting of shareholders of the Company held subsequent to quarter end on June 25, 2015, the Company’s shareholders approved the Pier 1 Imports, Inc. 2015 Stock Incentive Plan (“2015 Plan”), which was previously approved by the Company’s Board of Directors on April 2, 2015, subject to shareholder approval. The 2015 Plan is intended to replace the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”). Upon shareholder approval, the 2015 Plan became effective as of June 25, 2015 and no new awards will be made under the 2006 Plan.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility – The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). As of May 30, 2015, the calculated borrowing base was $396,106,000. The Company had no cash borrowings and $42,051,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $307,949,000 remaining available for cash borrowings, all as of May 30, 2015.

Term Loan Facility – The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of May 30, 2015, February 28, 2015 and May 31, 2014, the Company had $198,500,000, $199,000,000 and $200,000,000 outstanding, respectively, under the Term Loan Facility; and the carrying values were $196,819,000, $197,246,000 and $198,026,000, respectively, net of unamortized discounts.

The fair value of the Term Loan Facility was approximately $193,500,000 as of May 30, 2015, which was measured using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – DEFINED BENEFIT PLANS

The Company maintains supplemental retirement plans for certain of its executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The plans are not funded and thus have no plan assets.

Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers and this cost is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually, or in the event of a material change in the plans or participation in the plans. The components of net periodic benefit cost are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended
	May 30,	May 31,
	2015	2014
Components of net periodic benefit cost:
Service cost	$367	$351
Interest cost	158	206
Amortization of unrecognized prior service cost	15	102
Amortization of net actuarial loss	349	332

Net periodic benefit cost	$889	$991

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of February 28, 2015, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, www.pier1.com. The results of operations for the three months ended May 30, 2015 and May 31, 2014, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of May 30, 2015, the Company operated 1,063 stores in the United States and Canada.

Fiscal 2015 capped a multi-year period of heavy investment for the Company in support of its transformation to an omni-channel retailer. Over the past several years, the Company built an operating and growth platform with the objective of achieving seamless integration across stores, desktop and mobile devices. Through the ‘1 Pier 1’ strategy, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s focus is to ensure that customers have an extraordinary experience, regardless of how they shop. The ‘1 Pier 1’ strategy required investment in systems, distribution and fulfillment centers, call centers, distribution networks and store development including new in-store selling tools, such as swatch stations, computers and tablets. To support this strategy, the Company has built greater flexibility and capacity into its distribution networks including in-store pick-up, parcel and in-home delivery. The Company’s strategy also includes returning excess capital to shareholders through share repurchases and quarterly cash dividends.

During fiscal 2015 and into the first quarter of fiscal 2016, e-Commerce sales were the primary driver of total sales growth, and the Company expects this trend to continue. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up. As e-Commerce sales have grown, delivery and fulfillment expenses have also increased, however, the Company has started to see operational efficiencies in this channel.

In order for the Company to improve overall profitability, plans and strategies have been initiated to drive meaningful top-line sales growth, restore merchandise margins and reduce costs. These include, but are not limited to: the Company’s merchandising initiatives; optimization of its real estate portfolio through targeted store closures; focus on controlling store payroll and operational costs; marketing initiatives; efforts to lower administrative expenses; and moderation of capital expenditures.

The Company has set out several key guideposts by which to measure the Company’s performance in achieving its objectives, which are:

1.	Brand traffic, conversion and average ticket;

2.	Stores as sales and customer experience centers;

3.	Merchandise margin and gross profit;

4.	Fulfillment and home delivery;

5.	Selling, general and administrative expenses; and

6.	Capital allocation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

At the end of fiscal 2015, the Company identified approximately 100 stores it plans to close over the next three fiscal years, primarily through natural lease expirations and relocations. In addition to net store closures, the Company is planning a more modest new store opening and relocation program, and by the end of fiscal 2018 expects to operate just under 1,000 retail stores.

For the first quarter of fiscal 2016, net sales increased 3.1% and company comparable sales increased 2.0% compared to the same period of fiscal 2015. The company comparable sales increases were attributable to increases in brand traffic, online conversion and average ticket. Management believes the Company’s sales will continue to improve as a result of its unique and special merchandise assortments, superior omni-channel experience and improvements to its marketing strategy.

E-Commerce sales accounted for approximately 17% and 9% of net sales for the periods ended May 30, 2015 and May 31, 2014, respectively. During the first quarter of fiscal 2016, approximately 65% of the Company’s e-Commerce sales touched the retail stores.

Gross profit for the first quarter of fiscal 2016 was $164.7 million, or 38.1% of sales, compared to $167.7 million, or 40.0% of sales, in the same period last year, a decline of 190 basis points. Merchandise margin (the result of adding back delivery, fulfillment and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $248.0 million, or 57.4% of sales, for the first quarter of fiscal 2016 compared to $246.4 million, or 58.8% of sales, for the same period last year. The decline in merchandise margin as a percentage of sales was primarily attributable to incremental costs related to the Company’s distribution centers. These incremental costs are a result of higher than normal inventory levels which has caused the distribution centers not to run at optimal efficiency. Delivery and fulfillment costs for the first quarter of fiscal 2016 were $8.7 million, or 2.0% of sales, compared to $5.2 million, or 1.2% of sales, in the same period last year. The increase reflects the strong growth of e-Commerce. Store occupancy costs during the first quarter of fiscal 2016 were leveraged at 17.3% of sales, compared to 17.6% of sales, during the same period last year.

Operating income for the first quarter of fiscal 2016 was $13.6 million, or 3.1% of sales, compared to $25.8 million, or 6.2% of sales, for the same period in the prior year. Net income for the first quarter of fiscal 2016 was $6.9 million, or $0.08 per diluted share, compared to $15.1 million, or $0.16 per diluted share, for the first quarter of fiscal 2015. EBITDA (earnings before interest, taxes, depreciation, and amortization — see “Reconciliation of Non-GAAP Financial Measures”) for the first quarter of fiscal 2016 was $26.1 million compared to $36.4 million in the first quarter of fiscal 2015.

During the first quarter of fiscal 2016, the Company utilized $9.4 million for capital expenditures, which was deployed toward the opening of eight new stores, other leasehold improvements, and technology and infrastructure initiatives. Total capital expenditures for fiscal 2016 are expected to be $60 million, nearly 27% lower as compared to fiscal 2015.

On April 10, 2014, the Company announced a $200 million common stock share repurchase program. During the first quarter of fiscal 2016, the Company repurchased 1,349,200 shares of its common stock under the April 2014 program at a weighted average cost of $13.07 per share for a total cost of $17.6 million. Subsequent to quarter end, through July 2, 2015, the Company utilized a total of $14.7 million under the April 2014 program to repurchase 1,200,000 shares of the Company’s common stock at a weighted average cost of $12.29, and $89.8 million remained available for further repurchases under the program. During the first quarter of fiscal 2016, the Company paid quarterly cash dividends totaling approximately $6.2 million. On June 25, 2015, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on August 5, 2015, to shareholders of record on July 22, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended
	May 30,	May 31,
	2015	2014
Key Performance Indicators
Total sales growth	3.1%	6.1%
Company comparable sales growth	2.0%	6.3%
Gross profit as a % of sales	38.1%	40.0%
Selling, general and administrative expenses as a % of sales	32.1%	31.4%
EBITDA (in millions) (1)	$26.1	$36.4
EBITDA as a % of sales	6.0%	8.7%
Operating income as a % of sales	3.1%	6.2%
Net income as a % of sales	1.6%	3.6%
Total retail square footage (in thousands)	8,397	8,413

(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

Company Comparable Sales Calculation – The company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales (as defined below) were included in the calculation as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties. Net sales by retail concept during the period were as follows (in thousands):

	Three Months Ended
	May 30,	May 31,
	2015	2014
Retail sales	$427,794	$415,243
Other (1)	4,210	3,816

Net sales	$432,004	$419,059

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

Net sales for the first quarter of fiscal 2016 were $432.0 million, an increase of 3.1%, over net sales of $419.1 million for the first quarter of fiscal 2015. Company comparable sales for the quarter increased 2.0%, which was the result of an increase in total brand traffic, online conversion and average ticket compared to the same period last year.

The Company’s e-Commerce sales accounted for approximately 17% and 9% of net sales for the three-month periods ended May 30, 2015 and May 31, 2014, respectively. E-Commerce sales are comprised of customer orders placed online which were shipped directly to the customer (“direct-to-customer”) or were picked up by the customer at a store location (“store pick-up”).

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. These fluctuations offset the increase in company comparable sales and total sales, each by approximately 80 basis points for the current quarter. Sales on the Pier 1 credit card comprised 32.8% of U.S. sales for the trailing twelve months ended May 30, 2015, compared to 31.5% for the comparable period in fiscal 2015. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The increase in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the three months ended May 31, 2014	$419,059
Incremental sales growth (decline) from:
New stores opened during fiscal 2016	1,786
Stores opened during fiscal 2015	9,439
Company comparable sales	8,284
Closed stores and other	(6,564)

Net sales for the three months ended May 30, 2015	$432,004

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2016 to the number open at the end of the first quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 28, 2015	984	81	1,065
Openings	8	-	8
Closings	(10)	-	(10)

Open at May 30, 2015 (1)	982	81	1,063

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At May 30, 2015, there were 69 locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit – In the first quarter of fiscal 2016, gross profit was 38.1% of sales, compared to 40.0% of sales for the same period last year, a decline of 190 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) was $248.0 million, or 57.4% of sales, compared to $246.4 million, or 58.8% of sales, for the same period last year. The decline in merchandise margin as a percentage of sales was primarily attributable to incremental costs related to the Company’s distribution centers. These incremental costs are a result of higher than normal inventory levels which have caused the distribution centers not to run at optimal efficiency. Delivery and fulfillment costs for the first quarter of fiscal 2016 were $8.7 million, or 2.0% of sales, compared to $5.2 million, or 1.2% of sales, in the same period last year. The increase reflects the strong growth of e-Commerce. Store occupancy costs during the first quarter of fiscal 2016 were leveraged at 17.3% of sales, compared to 17.6% of sales, during the same period last year.

Operating Expenses and Depreciation – In the first quarter of fiscal 2016, selling, general and administrative expenses (“SG&A”) were $138.7 million, compared to $131.5 million for the same period in fiscal 2015, an increase of $7.3 million. As a percentage of sales, selling, general and administrative expenses were 32.1% in the first quarter of fiscal 2016 as compared to 31.4% of sales for the same period in fiscal 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling, general and administrative expenses included charges summarized in the table below (in millions):

	Three Months Ended
	May 30, 2015		May 31, 2014
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$64.3	14.9%	$62.1	14.8%
Operational expenses	15.5	3.6%	14.3	3.4%
Marketing	22.4	5.2%	22.0	5.3%
Other selling, general and administrative	36.5	8.4%	33.1	7.9%

Total selling, general and administrative	$138.7	32.1%	$131.5	31.4%

The increase in total selling, general and administrative expenses in the first quarter of fiscal 2016 was primarily attributable to an increase in store payroll and the annualization of headcount additions from last year to support the Company’s ‘1 Pier 1’ strategy.

Depreciation and amortization expense for the first quarter of fiscal 2016 was $12.4 million, compared to $10.4 million in the same period last year. The increase was primarily the result of additional capital expenditures in recent fiscal years.

Operating income for the first quarter of fiscal 2016 was $13.6 million, or 3.1% of sales, compared to $25.8 million, or 6.2% of sales, for the same period last year.

Nonoperating Income and Expenses – During the first quarter of fiscal 2016, nonoperating expenses were $2.7 million, compared to $1.7 million for the same period in fiscal 2015. The increase was primarily the result of interest and related expenses for borrowings on the Term Loan Facility (as defined below) which was entered into in April 2014.

Income Taxes – The Company had an effective tax rate of 36.5% and recorded income tax expense of $4.0 million during the first quarter of fiscal 2016, compared to an effective tax rate of 37.5% and income tax expense of $9.0 million during the first quarter of last year. The decrease in the effective tax rate was primarily related to certain favorable discrete items occurring in the first quarter of fiscal 2016. The decrease in income tax expense from the prior year period was primarily due to the Company’s lower income before income taxes in the first quarter of fiscal 2016.

Net Income and EBITDA – For the first quarter of fiscal 2016, the Company reported net income of $6.9 million, or $0.08 per diluted share, compared to $15.1 million, or $0.16 per diluted share for the same period last year. EBITDA was $26.1 million for the first quarter of fiscal 2016 compared to $36.4 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, contribution from operations and EBITDA.

The Company believes the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three-month periods ended May 30, 2015 and May 31, 2014. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income or gross profit as a measure of operating performance. A reconciliation of net income to EBITDA to contribution from operations to merchandise margin is shown below (in millions).

	Three Months Ended
	May 30, 2015		May 31, 2014
	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$248.0	57.4%	$246.4	58.8%
Less: Delivery and fulfillment costs	8.7	2.0%	5.2	1.2%
Store occupancy	74.6	17.3%	73.5	17.6%

Gross profit (GAAP)	164.7	38.1%	167.7	40.0%
Less: Compensation for operations	64.3	14.9%	62.1	14.8%
Operational expenses	15.5	3.6%	14.3	3.4%

Contribution from operations (non-GAAP)	84.8	19.6%	91.4	21.8%
Less: Other nonoperating income/expense	(0.2)	0.0%	(0.2)	0.0%
Marketing and other SG&A	58.8	13.6%	55.1	13.2%

EBITDA (non-GAAP)	26.1	6.0%	36.4	8.7%
Less: Income tax provision	4.0	0.9%	9.0	2.2%
Interest expense, net	2.9	0.7%	1.9	0.5%
Depreciation and amortization	12.4	2.9%	10.4	2.4%

Net income (GAAP)	$6.9	1.6%	$15.1	3.6%

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 2016 with $97.0 million in cash and cash equivalents compared to $100.1 million at the end of fiscal 2015. The decrease was primarily the result of the utilization of cash to support the Company’s growth plan and return of excess capital to shareholders, including $9.4 million for capital expenditures, $16.1 million to repurchase shares of the Company’s common stock under the $200 million April 2014 share repurchase program and $6.2 million for cash dividends. This decrease was offset by $28.3 million of cash provided by operating activities.

Cash Flows from Operating Activities

Operating activities in the first quarter of fiscal 2016 provided $28.3 million of cash, primarily as a result of $6.9 million of net income and a $33.0 million increase in accounts payable and other liabilities, which was partially offset by a $22.8 million increase in inventories. Inventory levels at the end of the first quarter of fiscal 2016 were $501.7 million, an increase of $22.8 million, or 4.8%, from the end of fiscal 2015. The increase in inventories was primarily due to the seasonal build of Harvest and Halloween assortments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows from Investing Activities

During the first quarter of fiscal 2016, investing activities used $9.5 million which was primarily related to capital expenditures deployed toward the opening of eight new stores, other leasehold improvements, and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $60 million for fiscal 2016.

Cash Flows from Financing Activities

During the first quarter of fiscal 2016, financing activities used $21.9 million, primarily resulting from cash outflows of $16.1 million for repurchases of the Company’s common stock pursuant to the $200 million April 2014 share repurchase program, and $6.2 million in cash dividends. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

The Company has a $350.0 million secured revolving credit facility with a $100.0 million accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $396.1 million as of May 30, 2015. The Company had no cash borrowings and $42.1 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $307.9 million remaining available for cash borrowings, all as of May 30, 2015.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of May 30, 2015, the Company had $198.5 million outstanding under the Term Loan Facility with a carrying value of $196.8 million, net of unamortized discounts. The fair value of the Term Loan Facility was approximately $193.5 million as of May 30, 2015, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Share Repurchase Program

During the first quarter of fiscal 2016, the Company repurchased 1,349,200 shares of its common stock at a weighted average cost of $13.07 per share for a total cost of $17.6 million under the $200 million April 2014 share repurchase program, and $104.5 million remained available for further repurchases. Of the $17.6 million in total share repurchases in the first quarter of fiscal 2016, $16.1 million was settled during the quarter and the remaining $1.5 million was settled in June of fiscal 2016. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through July 2, 2015, the Company utilized a total of $14.7 million to repurchase 1,200,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $12.29. As of July 2, 2015, $89.8 million remained available for further share repurchases of common stock under that program.

Dividends Payable

On June 25, 2015, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on August 5, 2015, to shareholders of record on July 22, 2015.

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

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 30, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

There are various claims, lawsuits, inquiries and pending actions against the Company and its subsidiaries incident to the operations of its business. The Company considers these matters to be ordinary and routine in nature. The Company maintains liability insurance against most of these matters. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 30, 2015, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Mar 1, 2015 through Apr 4, 2015	-	$-	-	$122,176,217
Apr 5, 2015 through May 2, 2015	649,726	13.10	613,000	114,148,383
May 3, 2015 through May 30, 2015	736,200	13.04	736,200	104,545,808

	1,385,926	$13.07	1,349,200	$104,545,808

(1)

Totals include 36,726 shares of the Company’s common stock acquired during the first quarter of fiscal 2016 from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share purchases in the table above were made under the $200 million April 2014 share repurchase program and as of May 30, 2015, $104.5 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

From the end of the quarter through July 2, 2015, the Company has utilized under the April 2014 program, a total of $14.7 million to repurchase 1,200,000 shares of the Company’s common stock at a weighted average cost of $12.29. As of July 2, 2015, $89.8 million remained available for further purchases of common stock under that program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Update to Description of Common Stock

The Company is providing the following in order to amend the description of its common stock contained in the Registration Statement on Form 8-B filed on September 17, 1986. At the Company’s annual meeting of shareholders on July 1, 2009, the Company’s shareholders approved an amendment of the Certificate of Incorporation of the Company to increase the authorized number of the Company’s shares of preferred stock from 5,000,000 shares to 20,000,000 shares. On October 12, 2009, the Company filed a Restated Certificate of Incorporation with the Delaware Secretary of State, which included in the Fourth article a description of the Company’s classes of stock.

DESCRIPTION OF COMMON STOCK

Description of Capital Stock

The Company’s authorized capital stock consists of 500,000,000 shares of common stock, $0.001 par value per share, of which 89,550,000 shares were outstanding as of May 30, 2015, and 20,000,000 shares of preferred stock, $1.00 par value per share, none of which are outstanding. The following summary of the Company’s common stock is not complete and is subject to and qualified in its entirety by provisions of the Company’s Restated Certificate of Incorporation and the Company’s Amended and Restated Bylaws, and by provisions of applicable Delaware law.

Common Stock

Each outstanding share of the Company’s common stock entitles the holder thereof to one vote on all matters voted upon by the Company’s shareholders. Holders of the Company’s common stock are not entitled to any cumulative voting rights or to any preemptive rights. The outstanding shares of common stock are fully paid and nonassessable.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, subject to the rights of holders of any preferred stock, each outstanding share of common stock entitles its holder to receive pro rata any assets remaining after satisfaction of corporate liabilities.

Subject to the rights of holders of any preferred stock, all outstanding shares of common stock are entitled to share equally in such dividends as the Company’s board of directors, in its discretion, may validly declare from funds legally available therefor.

Delaware Anti-Takeover Law

Section 203 of the Delaware General Corporation Law prohibits certain business combination transactions between a Delaware corporation and any “interested stockholder” for a period of three years after the date on which the stockholder became an interested stockholder, unless:

(1)	prior to such time of the respective transaction, the board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

(2)	upon consummation of the transaction in which the stockholder became an interested stockholder, the interested stockholder owned at least 85% of the shares of the voting stock of the corporation outstanding at the time that were not held by directors who are also officers or certain employee stock plans; or

(3)	at or subsequent to such time, the business combination with the interested stockholder is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of the holders of at least 66-2/3% of the outstanding voting stock of the corporation which is not held by the interested stockholder.

Under Delaware law, an “interested stockholder” is any person that (1) owns 15% or more of the Company’s outstanding voting stock or (2) is the Company’s affiliate and owned 15% or more of the Company’s outstanding voting stock at any time within the immediately preceding three years.

Transfer Agent and Registrar

Computershare, Inc. is the transfer agent for the Company’s common stock.

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

PIER 1 IMPORTS, INC.

Date: July 8, 2015	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: July 8, 2015	By:	/s/ Laura A. Coffey
Laura A. Coffey, Executive Vice President and
Interim Chief Financial Officer

Date: July 8, 2015	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014, (File No. 001-07832).

10.1	Form of Restricted Stock Award Agreement – May 11, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

10.2	Form of Restricted Stock Award Agreement – May 11, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

10.3	Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), dated June 25, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2015 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith