Form 10-Q/A
period 2015-05-30
PIER 1 IMPORTS INC/DE
filed 2015-07-09
CIK 278130

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

As of July 2, 2015, there were outstanding 88,375,638 shares of the registrant’s common stock, all of one class.

Explanatory Note

Pier 1 Imports, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2015 (the “Form 10-Q”) solely for the purpose of correcting the number of shares of common stock outstanding at July 2, 2015 reported on the cover page.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II

Item 6.	Exhibits.

The Exhibit Index following the signature page to this Amendment lists the exhibits filed with this report as required by Item 601 of Regulation S-K and is incorporated herein by reference.

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