Form 10-Q
period 2015-08-29
PIER 1 IMPORTS INC/DE
filed 2015-10-07
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

As of October 2, 2015, there were outstanding 86,704,816 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in this quarterly report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend,” and other similar expressions. Management’s expectations and assumptions regarding its plans to improve top-line sales growth and merchandise margins, consumer spending patterns, inventory levels and values, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, and changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the SEC.

PART I

Item 1.	Financial Statements

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Net sales	$429,956	$418,622	$861,960	$837,681
Cost of sales	280,438	255,985	547,765	507,330

Gross profit	149,518	162,637	314,195	330,351
Selling, general and administrative expenses	128,379	134,817	267,104	266,283
Depreciation and amortization	12,754	11,291	25,148	21,709

Operating income	8,385	16,529	21,943	42,359
Nonoperating (income) and expenses:
Interest, investment income and other	106	(362)	(173)	(637)
Interest expense	3,091	2,161	6,099	4,162

	3,197	1,799	5,926	3,525

Income before income taxes	5,188	14,730	16,017	38,834
Income tax provision	2,022	5,572	5,977	14,621

Net income	$3,166	$9,158	$10,040	$24,213

Earnings per share:
Basic	$0.04	$0.10	$0.12	$0.26

Diluted	$0.04	$0.10	$0.11	$0.26

Dividends declared per share:	$0.07	$0.06	$0.14	$0.12

Average shares outstanding during period:
Basic	86,038	91,503	87,167	93,080

Diluted	86,717	92,531	87,869	94,228

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Net income	$3,166	$9,158	$10,040	$24,213
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,371)	(231)	(2,202)	589
Pension adjustments	410	460	820	921

Other comprehensive income (loss)	(1,961)	229	(1,382)	1,510

Comprehensive income, net of tax	$1,205	$9,387	$8,658	$25,723

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 29,	February 28,	August 30,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $36,979, $69,572 and $38,227, respectively	$41,114	$100,064	$42,584
Accounts receivable, net	25,583	29,405	24,526
Inventories	533,614	478,843	513,752
Prepaid expenses and other current assets	35,936	45,851	54,557

Total current assets	636,247	654,163	635,419
Properties, net of accumulated depreciation of $463,835, $446,237 and $437,883, respectively	212,048	214,048	203,104
Other noncurrent assets	41,931	41,993	46,786

	$890,226	$910,204	$885,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,707	$102,762	$115,820
Gift cards and other deferred revenue	60,356	63,002	57,746
Borrowings under revolving line of credit	60,000	—	—
Accrued income taxes payable	995	13,505	1,642
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	105,021	107,544	98,634

Total current liabilities	318,079	288,813	275,842
Long-term debt	203,892	204,746	205,599
Other noncurrent liabilities	80,028	79,378	77,070
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	206,823	222,438	220,132
Retained earnings	711,460	713,575	673,267
Cumulative other comprehensive loss	(11,367)	(9,985)	(4,604)
Less - 38,185,000, 35,320,000 and 33,218,000 common shares in treasury, at cost, respectively	(618,814)	(588,886)	(562,122)

	288,227	337,267	326,798
	$890,226	$910,204	$885,309

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 29,	August 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,040	$24,213
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	27,495	22,922
Stock-based compensation expense	3,405	5,500
Deferred compensation, net	2,909	2,973
Deferred income taxes	27	958
Excess tax benefit from stock-based awards	(558)	(1,962)
Amortization of deferred gains	(1,370)	(1,787)
Other	311	944
Changes in cash from:
Inventories	(54,771)	(136,102)
Prepaid expenses and other assets	13,668	(9,135)
Accounts payable and other liabilities	(21,037)	31,991
Accrued income taxes payable, net of payments	(12,465)	(11,084)

Net cash used in operating activities	(32,346)	(70,569)

Cash flows from investing activities:
Capital expenditures	(26,065)	(42,570)
Proceeds from disposition of properties	16	36
Proceeds from sale of restricted investments	8,615	1,037
Purchase of restricted investments	(8,177)	(1,791)

Net cash used in investing activities	(25,611)	(43,288)

Cash flows from financing activities:
Cash dividends	(12,155)	(10,986)
Purchases of treasury stock	(50,000)	(155,375)
Proceeds from stock options exercised, stock purchase plan and other, net	1,604	(271)
Excess tax benefit from stock-based awards	558	1,962
Issuance of long-term debt, net of discount	—	198,000
Repayments of long-term debt	(1,000)	—
Debt issuance costs	—	(3,584)
Borrowings under revolving line of credit	63,000	—
Repayments of borrowings under revolving line of credit	(3,000)	—

Net cash (used in) provided by financing activities	(993)	29,746

Change in cash and cash equivalents	(58,950)	(84,111)
Cash and cash equivalents at beginning of period	100,064	126,695

Cash and cash equivalents at end of period	$41,114	$42,584

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 29, 2015

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267
Net income	—	—	—	10,040	—	—	10,040
Other comprehensive loss	—	—	—	—	(1,382)	—	(1,382)
Purchases of treasury stock	(4,003)	—	—	—	—	(50,000)	(50,000)
Stock-based compensation expense	1,009	—	(14,426)	—	—	17,831	3,405
Exercise of stock options, stock purchase plan, and other	129	—	(1,189)	—	—	2,241	1,052
Cash dividends ($0.14 per share)	—	—	—	(12,155)	—	—	(12,155)

Balance August 29, 2015	87,047	$125	$206,823	$711,460	$(11,367)	$(618,814)	$288,227

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 29, 2015

AND AUGUST 30, 2014

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended August 29, 2015 and August 30, 2014, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of August 29, 2015, the Company had no financial instruments with fair market values that were materially different from their carrying values.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Outstanding stock options totaling 132,000 and 169,000 were excluded from the computation of diluted earnings per share for the three and six months ended August 29, 2015, respectively, as the effect would be antidilutive. Outstanding stock options totaling 154,000 and 92,000 were excluded from the computation of diluted earnings per share for the three and six months ended August 30, 2014, respectively, as the effect would be antidilutive. Earnings per share were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Net income	$3,166	$9,158	$10,040	$24,213

Weighted average shares outstanding:
Basic	86,038	91,503	87,167	93,080
Effect of dilutive stock options	500	713	534	765
Effect of dilutive restricted stock	179	315	168	383

Diluted	86,717	92,531	87,869	94,228

Earnings per share:
Basic	$0.04	$0.10	$0.12	$0.26

Diluted	$0.04	$0.10	$0.11	$0.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation – For the three and six months ended August 29, 2015, the Company recorded compensation expense related to restricted stock of $1,139,000 and $3,359,000, respectively. For the three and six months ended August 30, 2014, the Company recorded compensation expense related to restricted stock of $2,250,000 and $5,450,000, respectively. During the second quarter of fiscal 2016, the Company adjusted compensation expense based upon consideration of the probability of meeting underlying performance targets. Based upon the Company’s analysis, compensation expense related to certain performance-based awards decreased by approximately $1,000,000, of which $650,000 related to expense recorded in fiscal 2015. As of August 29, 2015, there was approximately $26,237,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately two years if certain performance targets are achieved.

Share repurchase program – During the first six months of fiscal 2016, the Company repurchased 4,003,198 shares of the Company’s common stock at a weighted average cost of $12.49 per share for a total cost of $50,000,000, and $72,176,000 remained available for further share repurchases under the Company’s $200,000,000 April 2014 program. Subsequent to quarter end, through October 2, 2015, the Company utilized a total of $2,621,000 to repurchase 375,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $6.99. As of October 2, 2015, $69,555,000 remained available for further share repurchases of common stock under the program.

2015 Stock Incentive Plan – At the 2015 annual meeting of shareholders of the Company held on June 25, 2015, the Company’s shareholders approved the Pier 1 Imports, Inc. 2015 Stock Incentive Plan (“2015 Plan”), which was previously approved by the Company’s Board of Directors on April 2, 2015, subject to shareholder approval. The 2015 Plan is intended to replace the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”). The 2015 Plan became effective as of June 25, 2015, and no new awards will be made under the 2006 Plan.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility – The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). As of August 29, 2015, the calculated borrowing base was $436,085,000. The Company had $60,000,000 in net borrowings and $40,956,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $249,044,000 remaining available for cash borrowings, all as of August 29, 2015. At the end of the second quarter of fiscal 2016, the $60,000,000 in net cash borrowings bore interest at a weighted average cost of 1.5%.

Term Loan Facility – The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 29, 2015, February 28, 2015 and August 30, 2014, the Company had $198,000,000, $199,000,000 and $200,000,000 outstanding, respectively, under the Term Loan Facility; and the carrying values were $196,392,000, $197,246,000 and $198,099,000, respectively, net of unamortized discounts.

The fair value of the Term Loan Facility was approximately $191,813,000 as of August 29, 2015, which was measured using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers, and this cost is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually or in the event of a material change in the plans or participation in the plans. The components of net periodic benefit cost are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$367	$350	$734	$701
Interest cost	159	205	317	411
Amortization of unrecognized prior service cost	15	103	30	205
Amortization of net actuarial loss	348	333	697	665

Net periodic benefit cost	$889	$991	$1,778	$1,982

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for the Company prospectively beginning in fiscal 2018. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” The standard defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. The standard is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 for the Company. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and six months ended August 29, 2015 and August 30, 2014, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 29, 2015, the Company operated 1,053 stores in the United States and Canada.

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

During fiscal 2015 and into the second quarter of fiscal 2016, e-Commerce sales were the primary driver of total sales growth, and the Company expects this trend to continue. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up. As e-Commerce sales have grown, delivery and fulfillment net costs have also increased; however, the Company is continuing to leverage these costs as a percentage of fulfilled sales.

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

Operational Highlights

For the second quarter of fiscal 2016, net sales increased 2.7% and company comparable sales increased 2.5% compared to the same period of fiscal 2015. The company comparable sales increase was attributable to increases in total brand traffic, online conversion and average ticket. Management believes the Company’s sales will continue to grow as a result of its unique and special merchandise assortments, superior omni-channel experience and improvements to its marketing strategy.

E-Commerce sales accounted for approximately 17% and 10% of net sales for the periods ended August 29, 2015 and August 30, 2014, respectively. During the second quarter of fiscal 2016, approximately 60% of the Company’s e-Commerce sales touched the retail stores.

Gross profit for the second quarter of fiscal 2016 was $149.5 million, or 34.8% of sales, compared to $162.6 million, or 38.9% of sales, in the same period last year, a decline of 410 basis points. For the second quarter of fiscal 2016, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $234.8 million, or 54.6% of sales, compared to $244.5 million, or 58.4% of sales, for the same period last year. The decline in merchandise margin as a percentage of sales was primarily attributable to efforts to reduce inventory levels through additional clearance and promotional activity. In addition, the Company’s distribution centers experienced increased handling and processing expenses as a result of higher than normal inventory levels which caused the distribution centers not to run at optimal efficiency. Delivery and fulfillment net costs for the second quarter of fiscal 2016 were $9.6 million, or 2.2% of sales, compared to $6.8 million, or 1.6% of sales, in the same period last year. The increase reflects the strong growth of e-Commerce. Store occupancy costs during the second quarter of fiscal 2016 were leveraged at 17.6% of sales, compared to 17.9% of sales during the same period last year.

Operating income for the second quarter of fiscal 2016 was $8.4 million, or 2.0% of sales, compared to $16.5 million, or 3.9% of sales, for the same period in the prior year. Net income for the second quarter of fiscal 2016 was $3.2 million, or $0.04 per diluted share, compared to $9.2 million, or $0.10 per diluted share, for the second quarter of fiscal 2015. EBITDA (earnings before interest, taxes, depreciation and amortization — see “Reconciliation of Non-GAAP Financial Measures”) for the second quarter of fiscal 2016 was $20.9 million, compared to $28.1 million in the second quarter of fiscal 2015.

During the first six months of fiscal 2016, the Company utilized $26.1 million for capital expenditures, which was deployed toward the opening of 14 new stores, other leasehold improvements and technology and infrastructure initiatives. Total capital expenditures for fiscal 2016 are expected to be approximately $60 million, nearly 27% lower as compared to fiscal 2015.

On April 10, 2014, the Company announced a $200 million common stock share repurchase program. During the first six months of fiscal 2016, the Company repurchased 4,003,198 shares of its common stock under the April 2014 program at a weighted average cost of $12.49 per share for a total cost of $50.0 million. Subsequent to quarter end, through October 2, 2015, the Company utilized a total of $2.6 million under the April 2014 program to repurchase 375,000 shares of the Company’s common stock at a weighted average cost of $6.99, and $69.6 million remained available for further repurchases under the program. During the first six months of fiscal 2016, the Company paid quarterly cash dividends totaling approximately $12.2 million. On September 24, 2015, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on November 4, 2015, to shareholders of record on October 21, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Key Performance Indicators
Total sales growth	2.7%	5.8%	2.9%	6.0%
Company comparable sales growth	2.5%	4.5%	2.2%	5.4%
Gross profit as a % of sales	34.8%	38.9%	36.5%	39.4%
Selling, general and administrative expenses as a % of sales	29.9%	32.2%	31.0%	31.8%
EBITDA (in millions) (1)	$20.9	$28.1	$47.0	$64.5
EBITDA as a % of sales	4.9%	6.7%	5.5%	7.7%
Operating income as a % of sales	2.0%	3.9%	2.5%	5.1%
Net income as a % of sales	0.7%	2.2%	1.2%	2.9%
Total retail square footage (in thousands)	8,324	8,463	8,324	8,463

(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

Company Comparable Sales Calculation—The company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales (defined below) were included in the calculation as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties. Net sales by retail concept during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2015	2014	2015	2014
Retail sales	$426,458	$414,740	$854,252	$829,983
Other (1)	3,498	3,882	7,708	7,698

Net sales	$429,956	$418,622	$861,960	$837,681

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the second quarter of fiscal 2016 were $430.0 million, an increase of 2.7% over net sales of $418.6 million for the second quarter of fiscal 2015. Company comparable sales for the quarter increased 2.5% compared to the same period last year. Net sales during the year-to-date period increased $24.3 million, or 2.9%, to $862.0 million when compared to the same period last year. Company comparable sales increased 2.2% for the first six months of fiscal 2016. The company comparable sales increases for both periods resulted from an increase in total brand traffic, online conversion and average ticket.

The Company’s e-Commerce sales accounted for approximately 17% and 10% of net sales for the three months ended August 29, 2015 and August 30, 2014, respectively. The Company’s e-Commerce year-to-date sales accounted for 17% and 9% of net sales for the six months ended August 29, 2015 and August 30, 2014, respectively. E-Commerce sales are comprised of customer orders placed online which were shipped directly to the customer (“direct-to-customer”) or were picked up by the customer at a store location (“store pick-up”).

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, offsets the increase in company comparable sales by approximately 130 basis points for the current quarter and 110 basis points for the year-to-date period. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, offsets the increase in total sales by approximately 130 basis points for the current quarter and 100 basis points for the year-to-date period. Sales on the Pier 1 credit card comprised 33.4% of U.S. sales for the trailing twelve months ended August 29, 2015, compared to 31.7% for the comparable period in fiscal 2015. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The increase in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 30, 2014	$837,681
Incremental sales growth (decline) from:
Company comparable sales	18,076
New stores opened during fiscal 2016	5,302
Stores opened during fiscal 2015	14,578
Closed stores and other	(13,677)

Net sales for the six months ended August 29, 2015	$861,960

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2016 to the number open at the end of the second quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 28, 2015	984	81	1,065
Openings	14	—	14
Closings	(25)	(1)	(26)

Open at August 29, 2015 (1)	973	80	1,053

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At August 29, 2015, there were 71 locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Merchandise Margin and Gross Profit - In the second quarter of fiscal 2016, gross profit was 34.8% of sales, compared to 38.9% of sales for the same period last year, a decline of 410 basis points. In the first six months of fiscal 2016, gross profit was 36.5% of sales, compared to 39.4% of sales for the same period last year, a decline of 290 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the second quarter of fiscal 2016 was $234.8 million, or 54.6% of sales, compared to $244.5 million, or 58.4% of sales, for the same period last year. For the first six months of fiscal 2016, merchandise margin was $482.8 million, or 56.0% of sales, compared to $491.0 million, or 58.6% of sales, for the same period last year. The decline in merchandise margin as a percentage of sales was primarily attributable to efforts to reduce inventory levels through additional clearance and promotional activity. In addition, the Company’s distribution centers experienced increased handling and processing expenses as a result of higher than normal inventory levels which caused the distribution centers not to run at optimal efficiency. The decline in merchandise margin was partially offset by the refund of tariffs under U.S. trade preference programs that was applied retroactively. Delivery and fulfillment net costs for the second quarter of fiscal 2016 were $9.6 million, or 2.2% of sales, compared to $6.8 million, or 1.6% of sales, in the same period last year. Delivery and fulfillment net costs for the first six months of fiscal 2016 were $18.4 million, or 2.1% of sales, compared to $12.0 million, or 1.4% of sales, in the same period last year. The increase reflects the strong growth of e-Commerce. Store occupancy costs during the second quarter of fiscal 2016 were leveraged at 17.6% of sales, compared to 17.9% of sales, during the same period last year. Store occupancy costs during the first six months of fiscal 2016 were leveraged at 17.4% of sales, compared to 17.8% of sales, during the same period last year.

Operating Expenses and Depreciation - In the second quarter of fiscal 2016, selling, general and administrative expenses (“SG&A”) were $128.4 million, compared to $134.8 million for the same period in fiscal 2015, a decrease of $6.4 million. As a percentage of sales, SG&A expenses were 29.9% in the second quarter of fiscal 2016, as compared to 32.2% of sales for the same period in fiscal 2015. Year-to-date SG&A expenses were $267.1 million, compared to $266.3 million for the same period in fiscal 2015, an increase of $0.8 million. As a percentage of sales, SG&A expenses were 31.0% for the first six months of fiscal 2016 compared to 31.8% of sales for the same period in fiscal 2015.

SG&A expenses included charges summarized in the table below (in millions):

	Three Months Ended
	August 29, 2015		August 30, 2014
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$63.3	14.7%	$65.2	15.6%
Operational expenses	17.7	4.1%	16.4	3.9%
Marketing	16.7	3.9%	21.7	5.2%
Other selling, general and administrative	30.7	7.2%	31.5	7.5%

Total selling, general and administrative	$128.4	29.9%	$134.8	32.2%

	Six Months Ended
	August 29, 2015		August 30, 2014
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$127.7	14.8%	$127.3	15.2%
Operational expenses	33.2	3.9%	30.7	3.7%
Marketing	39.1	4.5%	43.7	5.2%
Other selling, general and administrative	67.1	7.8%	64.6	7.7%

Total selling, general and administrative	$267.1	31.0%	$266.3	31.8%

The decrease in total SG&A expenses in the second quarter of fiscal 2016 was primarily attributable to a decrease in store payroll and marketing expenses. The increase in total SG&A expenses in the first six months of fiscal 2016 was primarily attributable to store operational expenses and the annualization of headcount additions from last year to support the Company’s ‘1 Pier 1’ strategy, partially offset by decreases in marketing expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Depreciation and amortization expense for the second quarter of fiscal 2016 was $12.8 million, compared to $11.3 million in the same period last year. Depreciation and amortization expense for the first half of fiscal 2016 was $25.1 million, compared to $21.7 million in the same period last year. The increase was primarily the result of additional capital expenditures in recent fiscal years.

Operating Income - Operating income for the second quarter of fiscal 2016 was $8.4 million, or 2.0% of sales, compared to $16.5 million, or 3.9% of sales, for the same period last year. Operating income for the first six months of fiscal 2016 was $21.9 million, or 2.5% of sales, compared to $42.4 million, or 5.1% of sales, for the same period last year.

Nonoperating Income and Expenses - During the first half of fiscal 2016, nonoperating expenses were $5.9 million, compared to $3.5 million for the same period in fiscal 2015. The increase was primarily the result of interest and related expenses for borrowings on the Term Loan Facility (defined below).

Income Taxes - The Company had an effective tax rate of 39.0% and recorded income tax expense of $2.0 million during the second quarter of fiscal 2016, compared to an effective tax rate of 37.8% and income tax expense of $5.6 million during the second quarter of last year. The increase in the effective tax rate was primarily related to certain favorable discrete items occurring in the second quarter of fiscal 2015. The Company had an effective tax rate of 37.3% and recorded income tax expense of $6.0 million during the first half of fiscal 2016, compared to an effective tax rate of 37.6% and income tax expense of $14.6 million during the first half of last year. The decrease in income tax expense from fiscal 2015 was primarily the result of the Company’s lower income before income taxes in fiscal 2016.

Net Income and EBITDA - For the second quarter of fiscal 2016, the Company reported net income of $3.2 million, or $0.04 per diluted share, compared to $9.2 million, or $0.10 per diluted share for the same period last year. For the first half of fiscal 2016, the Company reported net income of $10.0 million, or $0.11 per diluted share, compared to $24.2 million, or $0.26 per diluted share for the same period last year. EBITDA was $20.9 million for the second quarter of fiscal 2016 compared to $28.1 million for the same period last year. EBITDA was $47.0 million for the first six months of fiscal 2016 compared to $64.5 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, contribution from operations and EBITDA.

The Company believes the non-GAAP financial measures included in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three and six-month periods ended August 29, 2015 and August 30, 2014. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

Merchandise margin represents the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit. Contribution from operations represents gross profit, less compensation for operations (which includes store and customer service payroll) and operational expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income or gross profit as a measure of operating performance. A reconciliation of net income to EBITDA to contribution from operations to merchandise margin is shown below (in millions).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Three Months Ended				Six Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$234.8	54.6%	$244.5	58.4%	$482.8	56.0%	$491.0	58.6%
Less: Delivery and fulfillment net costs	9.6	2.2%	6.8	1.6%	18.4	2.1%	12.0	1.4%
Store occupancy costs	75.6	17.6%	75.1	17.9%	150.2	17.4%	148.6	17.8%

Gross profit (GAAP)	149.5	34.8%	162.6	38.9%	314.2	36.5%	330.4	39.4%
Less: Compensation for operations	63.3	14.7%	65.2	15.6%	127.7	14.8%	127.3	15.2%
Operational expenses	17.7	4.1%	16.4	3.9%	33.2	3.9%	30.7	3.7%

Contribution from operations (non-GAAP)	68.5	15.9%	81.0	19.4%	153.3	17.8%	172.4	20.6%
Less: Other nonoperating (income)/expense	0.2	0.1%	(0.3)	(0.1)%	0.1	0.0%	(0.5)	(0.1)%
Marketing and other SG&A	47.4	11.1%	53.2	12.7%	106.2	12.3%	108.3	12.9%

EBITDA (non-GAAP)	20.9	4.9%	28.1	6.7%	47.0	5.5%	64.5	7.7%
Less: Income tax provision	2.0	0.5%	5.6	1.3%	6.0	0.7%	14.6	1.7%
Interest expense, net	3.0	0.7%	2.1	0.5%	5.9	0.7%	4.0	0.5%
Depreciation and amortization	12.8	2.9%	11.3	2.8%	25.1	3.0%	21.7	2.5%

Net income (GAAP)	$3.2	0.7%	$9.2	2.2%	$10.0	1.2%	$24.2	2.9%

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2016 with $41.1 million in cash and cash equivalents, compared to $100.1 million at the end of fiscal 2015. The decrease was primarily the result of the utilization of cash in operating activities and the utilization of cash to support the Company’s growth plan and return of excess capital to shareholders, including $26.1 million for capital expenditures, $50.0 million to repurchase shares of the Company’s common stock under the $200 million April 2014 share repurchase program, $12.2 million for cash dividends and $32.3 million for operating activities. This decrease was partially offset by $60.0 million of net borrowings under the secured revolving credit facility.

Cash Flows from Operating Activities

Operating activities in the first half of fiscal 2016 used $32.3 million of cash, primarily as a result of an increase in inventories and a decrease in accounts payable and other liabilities, which was partially offset by net income. The increase in inventories was primarily due to the seasonal build of inventory for the fall and holiday selling seasons. During the second quarter of fiscal 2016, the Company paid retirement benefits of approximately $8 million to the Company’s former Chief Financial Officer, who retired in fiscal 2015.

Cash Flows from Investing Activities

During the first six months of fiscal 2016, investing activities used $25.6 million, which was primarily related to capital expenditures deployed toward the opening of 14 new stores, other leasehold improvements, and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $60 million for fiscal 2016.

Cash Flows from Financing Activities

During the first half of fiscal 2016, financing activities used $1.0 million, primarily resulting from cash outflows of $50.0 million for repurchases of the Company’s common stock pursuant to the $200 million April 2014 share repurchase program and $12.2 million in cash dividends, offset by $60.0 million of net borrowings under the secured revolving credit facility. See “Share Repurchase Program” below for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Revolving Credit Facility

The Company has a $350.0 million secured revolving credit facility with a $100.0 million accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $436.1 million as of August 29, 2015. The Company had $60.0 million in net borrowings and $41.0 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $249.0 million remaining available for cash borrowings, all as of August 29, 2015.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 29, 2015, the Company had $198.0 million outstanding under the Term Loan Facility with a carrying value of $196.4 million, net of unamortized discounts. The fair value of the Term Loan Facility was approximately $191.8 million as of August 29, 2015, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Share Repurchase Program

During the first half of fiscal 2016, the Company repurchased 4,003,198 shares of its common stock at a weighted average cost of $12.49 per share for a total cost of $50.0 million under the $200 million April 2014 share repurchase program, and $72.2 million remained available for further repurchases. Subsequent to quarter end, through October 2, 2015, the Company utilized a total of $2.6 million to repurchase 375,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $6.99. As of October 2, 2015, $69.6 million remained available for further share repurchases of common stock under that program.

Dividends Payable

On September 24, 2015, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on November 4, 2015, to shareholders of record on October 21, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 29, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

On August 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Texas-Dallas Division, captioned Kathleen Kenney, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuit was filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 through February 10, 2015, and seeks to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

In addition, there are various other claims, lawsuits, inquiries and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the class action complaint noted in the preceding paragraph and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A.    Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 29, 2015, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 31, 2015 through Jul 4, 2015	1,200,000	$12.29	1,200,000	$89,800,263
Jul 5, 2015 through Aug 1, 2015	940,000	12.38	940,000	78,165,982
Aug 2, 2015 through Aug 29, 2015	513,998	11.65	513,998	72,176,220

	2,653,998	$12.20	2,653,998	$72,176,220

The share purchases in the table above were made under the $200 million April 2014 share repurchase program and as of August 29, 2015, $72.2 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

From the end of the quarter through October 2, 2015, the Company has utilized under the April 2014 program, a total of $2.6 million to repurchase 375,000 shares of the Company’s common stock at a weighted average cost of $6.99. As of October 2, 2015, $69.6 million remained available for further purchases of common stock under that program.

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

PIER 1 IMPORTS, INC.

Date: October 7, 2015	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: October 7, 2015	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date: October 7, 2015	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014, (File No. 001-07832).

10.1	Form of Restricted Stock Award Agreement – July 27, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.2	Form of Restricted Stock Award Agreement – July 27, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.3	Form of Restricted Stock Award Agreement – July 27, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith