Form 10-Q
period 2015-11-28
PIER 1 IMPORTS INC/DE
filed 2016-01-06
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

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

As of December 31, 2015, there were outstanding 83,668,036 shares of the registrant’s common stock, all of one class.

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

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Net sales	$472,547	$484,501	$1,334,507	$1,322,182
Cost of sales	294,054	279,588	841,819	786,918

Gross profit	178,493	204,913	492,688	535,264
Selling, general and administrative expenses	146,054	160,820	413,158	427,103
Depreciation and amortization	12,782	12,323	37,930	34,032

Operating income	19,657	31,770	41,600	74,129
Nonoperating (income) and expenses:
Interest, investment income and other	(288)	(254)	(461)	(891)
Interest expense	3,105	3,054	9,204	7,216

	2,817	2,800	8,743	6,325

Income before income taxes	16,840	28,970	32,857	67,804
Income tax provision	5,921	11,110	11,898	25,731

Net income	$10,919	$17,860	$20,959	$42,073

Earnings per share:
Basic	$0.13	$0.20	$0.24	$0.46

Diluted	$0.13	$0.20	$0.24	$0.45

Dividends declared per share:	$0.07	$0.06	$0.21	$0.18

Average shares outstanding during period:
Basic	83,877	89,741	86,070	91,967

Diluted	84,170	90,635	86,636	93,030

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Net income	$10,919	$17,860	$20,959	$42,073
Other comprehensive income (loss)
Foreign currency translation adjustments	(264)	(1,964)	(2,466)	(1,375)
Pension adjustments	410	461	1,230	1,382

Other comprehensive income (loss)	146	(1,503)	(1,236)	7

Comprehensive income, net of tax	$11,065	$16,357	$19,723	$42,080

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 28,	February 28,	November 29,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $42,338, $69,572 and $26,737, respectively	$48,565	$100,064	$33,044
Accounts receivable, net	40,812	29,405	45,002
Inventories	503,003	478,843	535,532
Prepaid expenses and other current assets	34,667	45,851	53,183

Total current assets	627,047	654,163	666,761
Properties, net of accumulated depreciation of $472,099, $446,237 and $448,357, respectively	211,599	214,048	208,722
Other noncurrent assets	41,571	41,993	45,900

	$880,217	$910,204	$921,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,814	$102,762	$119,336
Gift cards and other deferred revenue	62,679	63,002	61,284
Borrowings under revolving line of credit	35,000	—	12,000
Accrued income taxes payable	4,016	13,505	6,242
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	118,843	107,544	121,143

Total current liabilities	323,352	288,813	322,005
Long-term debt	203,464	204,746	205,173
Other noncurrent liabilities	81,962	79,378	77,106
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	208,447	222,438	219,828
Retained earnings	716,542	713,575	685,769
Cumulative other comprehensive loss	(11,221)	(9,985)	(6,107)
Less - 41,466,000, 35,320,000 and 34,833,000 common shares in treasury, at cost, respectively	(642,454)	(588,886)	(582,516)

	271,439	337,267	317,099
	$880,217	$910,204	$921,383

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 28,	November 29,
	2015	2014
Cash flows from operating activities:
Net income	$20,959	$42,073
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	41,416	36,024
Stock-based compensation expense	4,561	5,870
Deferred compensation, net	4,406	4,416
Deferred income taxes	2,033	2,370
Excess tax benefit from stock-based awards	(585)	(3,157)
Amortization of deferred gains	(1,638)	(2,681)
Other	998	366
Changes in cash from:
Inventories	(24,160)	(157,882)
Prepaid expenses and other assets	(289)	(28,373)
Accounts payable and other liabilities	3,580	60,084
Accrued income taxes payable, net of payments	(9,417)	(5,319)

Net cash provided by (used in) operating activities	41,864	(46,209)

Cash flows from investing activities:
Capital expenditures	(39,559)	(61,531)
Proceeds from disposition of properties	16	37
Proceeds from sale of restricted investments	8,601	1,232
Purchase of restricted investments	(8,515)	(2,314)

Net cash used in investing activities	(39,457)	(62,576)

Cash flows from financing activities:
Cash dividends	(17,992)	(16,344)
Purchases of treasury stock	(72,384)	(178,289)
Proceeds from stock options exercised, stock purchase plan and other, net	2,385	731
Excess tax benefit from stock-based awards	585	3,157
Issuance of long-term debt, net of discount	—	198,000
Repayments of long-term debt	(1,500)	(500)
Debt issuance costs	—	(3,621)
Borrowings under revolving line of credit	63,000	60,000
Repayments of borrowings under revolving line of credit	(28,000)	(48,000)

Net cash (used in) provided by financing activities	(53,906)	15,134

Change in cash and cash equivalents	(51,499)	(93,651)
Cash and cash equivalents at beginning of period	100,064	126,695

Cash and cash equivalents at end of period	$48,565	$33,044

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 28, 2015

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267
Net income	—	—	—	20,959	—	—	20,959
Other comprehensive loss	—	—	—	—	(1,236)	—	(1,236)
Purchases of treasury stock	(7,303)	—	—	—	—	(73,932)	(73,932)
Stock-based compensation expense	953	—	(12,356)	—	—	16,917	4,561
Exercise of stock options, stock purchase plan, and other	204	—	(1,635)	—	—	3,447	1,812
Cash dividends ($0.21 per share)	—	—	—	(17,992)	—	—	(17,992)

Balance November 28, 2015	83,766	$125	$208,447	$716,542	$(11,221)	$(642,454)	$271,439

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 28, 2015

AND NOVEMBER 29, 2014

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2015. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended November 28, 2015, and November 29, 2014, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of November 28, 2015, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and include the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Outstanding stock options totaling 67,000 and 135,000 were excluded from the computation of diluted earnings per share for the three and nine months ended November 28, 2015, respectively, as the effect would be antidilutive. Outstanding stock options totaling 233,000 and 139,000 were excluded from the computation of diluted earnings per share for the three and nine months ended November 29, 2014, respectively, as the effect would be antidilutive. Earnings per share were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2015	2014	2015	2014
Net income	$10,919	$17,860	$20,959	$42,073

Weighted average shares outstanding:
Basic	83,877	89,741	86,070	91,967
Effect of dilutive stock options	193	598	421	709
Effect of dilutive restricted stock	100	296	145	354

Diluted	84,170	90,635	86,636	93,030

Earnings per share:
Basic	$0.13	$0.20	$0.24	$0.46

Diluted	$0.13	$0.20	$0.24	$0.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation – For the three and nine months ended November 28, 2015, the Company recorded compensation expense related to restricted stock of $1,135,000 and $4,494,000, respectively. For the three and nine months ended November 29, 2014, the Company recorded compensation expense related to restricted stock of $349,000 and $5,799,000, respectively. The Company has adjusted compensation expense based upon consideration of the probability of meeting underlying performance targets. Based upon the Company’s analysis, compensation expense related to certain performance-based awards decreased by approximately $1,500,000 year to date, of which $650,000 related to expense recorded in fiscal 2015. As of November 28, 2015, there was approximately $24,357,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 1.7 years if certain performance targets are achieved.

Share repurchase program – During the first nine months of fiscal 2016, the Company repurchased 7,303,198 shares of the Company’s common stock at a weighted average cost of $10.12 per share for a total cost of $73,932,000, and $48,244,000 remained available for further share repurchases under the Company’s April 2014 share repurchase program. Of the $73,932,000 in total share repurchases in the first nine months of fiscal 2016, $1,548,000 were settled subsequent to the third quarter of fiscal 2016. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through December 31, 2015, the Company utilized a total of $1,068,000 to repurchase 157,737 shares of the Company’s common stock under the April 2014 share repurchase program at a weighted average cost of $6.77. As of December 31, 2015, $47,176,000 remained available for further share repurchases of common stock under the program.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility – The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). As of November 28, 2015, the calculated borrowing base was $473,059,000. The Company had $35,000,000 in net borrowings and $37,206,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $277,794,000 remaining available for cash borrowings, all as of November 28, 2015. At the end of the third quarter of fiscal 2016, the $35,000,000 in net cash borrowings bore interest at a weighted average cost of 1.5%. The Company repaid all cash borrowings under the Revolving Credit Facility subsequent to quarter end.

At the Company’s option, borrowings bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate plus a spread varying from 125 to 175 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate (as defined in the Revolving Credit Facility) plus a spread varying from 25 to 75 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility.

Term Loan Facility – The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 28, 2015, February 28, 2015 and November 29, 2014, the Company had $197,500,000, $199,000,000 and $199,500,000 outstanding, respectively, under the Term Loan Facility; and the carrying values were $195,964,000, $197,246,000 and $197,673,000, respectively, net of unamortized discounts.

The fair value of the Term Loan Facility was approximately $186,638,000 as of November 28, 2015, which was measured using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

	Three Months Ended		Nine Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Components of net periodic benefit cost:
Service cost	$367	$351	$1,101	$1,052
Interest cost	158	206	475	617
Amortization of unrecognized prior service cost	15	102	45	307
Amortization of net actuarial loss	349	332	1,046	997

Net periodic benefit cost	$889	$991	$2,667	$2,973

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for the Company prospectively beginning in fiscal 2018. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The standard defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. The standard is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 for the Company. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for the Company beginning in fiscal 2018 and can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and nine months ended November 28, 2015, and November 29, 2014, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 28, 2015, the Company operated 1,055 stores in the United States and Canada.

Fiscal 2015 capped a multi-year period of heavy investment for the Company in support of its transformation to an omni-channel retailer. Over the past several years, the Company built an operating and growth platform with the objective of achieving seamless integration across stores, desktop and mobile devices. Through the ‘1 Pier 1’ strategy, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s focus is to ensure that customers have an extraordinary experience, regardless of how they shop. The ‘1 Pier 1’ strategy required investment in systems, distribution and fulfillment centers, call centers, distribution network and store development, including new in-store selling tools such as swatch stations, computers and tablets. To support this strategy, the Company built greater flexibility and capacity into its distribution network including in-store pick-up, parcel and in-home delivery. The Company’s ‘1 Pier 1’ strategy also includes returning excess capital to shareholders through share repurchases and quarterly cash dividends.

During fiscal 2015 and into the third quarter of fiscal 2016, e-Commerce sales were the primary driver of total sales growth, and the Company expects this trend to continue. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up. As e-Commerce sales have grown, delivery and fulfillment net costs have also increased; however, the Company is continuing to leverage these costs as a percentage of fulfilled sales.

In order for the Company to improve overall profitability, strategies and plans have been initiated and enhanced to drive meaningful top-line sales growth, restore merchandise margins and reduce costs. These include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; reducing inventories; and moderating capital expenditures.

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

The Company is on track to close approximately 30 stores, on a net basis, by the end of fiscal 2016, with the majority of the remaining closures expected to occur in the final weeks of the fiscal year. These closures are consistent with, and a part of the real estate optimization plan the Company announced at the end of fiscal 2015. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over three fiscal years commencing in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments. By the end of fiscal 2018, the Company expects to operate just under 1,000 retail stores.

Operational Highlights

For the third quarter of fiscal 2016, net sales decreased 2.5% and company comparable sales decreased 0.7% compared to the same period of fiscal 2015. Company comparable sales increased 0.5% on a constant currency basis. The company comparable sales decrease was primarily attributable to a decrease in store traffic.

E-Commerce sales accounted for approximately 16% and 12% of net sales for the three months ended November 28, 2015 and November 29, 2014, respectively. During the third quarter of fiscal 2016, slightly over 50% of the Company’s e-Commerce sales touched the retail stores.

Gross profit for the third quarter of fiscal 2016 was $178.5 million, or 37.8% of sales, compared to $204.9 million, or 42.3% of sales, in the same period last year, a decline of 450 basis points. For the third quarter of fiscal 2016, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $263.1 million, or 55.7% of sales, compared to $288.2 million, or 59.5% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily attributable to inventory related inefficiencies within the Company’s distribution center network and promotional activity. Delivery and fulfillment net costs for the third quarter of fiscal 2016 were $10.3 million, or 2.2% of sales, compared to $8.6 million, or 1.8% of sales, in the same period last year. The increase reflects the strong growth of e-Commerce. Store occupancy costs decreased modestly during the third quarter of fiscal 2016 but deleveraged by 30 basis points to 15.7% of sales compared to the same period last year as a result of lower sales.

Operating income for the third quarter of fiscal 2016 was $19.7 million, or 4.2% of sales, compared to $31.8 million, or 6.6% of sales, for the same period in the prior year. Net income for the third quarter of fiscal 2016 was $10.9 million, or $0.13 per diluted share, compared to $17.9 million, or $0.20 per diluted share, for the third quarter of fiscal 2015. EBITDA (earnings before interest, taxes, depreciation and amortization — see “Reconciliation of Non-GAAP Financial Measures”) for the third quarter of fiscal 2016 was $32.6 million, compared to $44.3 million in the third quarter of fiscal 2015.

During the first nine months of fiscal 2016, the Company utilized $39.6 million for capital expenditures, which was deployed toward the opening of 16 new stores, other leasehold improvements and technology and infrastructure initiatives. Total capital expenditures for fiscal 2016 are expected to be approximately $55 million, nearly 33% lower as compared to fiscal 2015.

On April 10, 2014, the Company announced a $200 million common stock share repurchase program. During the first nine months of fiscal 2016, the Company repurchased 7,303,198 shares of its common stock under the April 2014 program at a weighted average cost of $10.12 per share for a total cost of $73.9 million. Subsequent to quarter end, through December 31, 2015, the Company utilized a total of $1.1 million under the April 2014 program to repurchase 157,737 shares of the Company’s common stock at a weighted average cost of $6.77, and $47.2 million remained available for further repurchases under the program. During the first nine months of fiscal 2016, the Company paid quarterly cash dividends totaling approximately $18.0 million. On December 16, 2015, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on February 3, 2016, to shareholders of record on January 20, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended		Nine Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Key Performance Indicators
Total sales growth (decline)	(2.5%)	4.1%	0.9%	5.3%
Company comparable sales growth (decline)	(0.7%)	2.5%	1.2%	4.3%
Gross profit as a % of sales	37.8%	42.3%	36.9%	40.5%
Selling, general and administrative expenses as a % of sales	30.9%	33.2%	31.0%	32.3%
EBITDA (in millions) (1)	$32.6	$44.3	$79.7	$108.8
EBITDA as a % of sales (1)	6.9%	9.1%	6.0%	8.2%
Operating income as a % of sales	4.2%	6.6%	3.1%	5.6%
Net income as a % of sales	2.3%	3.7%	1.6%	3.2%
Total retail square footage (in thousands)	8,339	8,473	8,339	8,473

(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

Company Comparable Sales Calculation - The company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales (defined below) were included in the calculation as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties. Net sales during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Retail sales	$468,898	$476,945	$1,323,150	$1,306,927
Other (1)	3,649	7,556	11,357	15,255

Net sales	$472,547	$484,501	$1,334,507	$1,322,182

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage. Other sales in each of the prior periods also include a reduction of credit card fees based upon a settlement agreement ($2.2 million net of related expenses).

Net sales for the third quarter of fiscal 2016 were $472.5 million, a decrease of 2.5%, compared to $484.5 million for the third quarter of fiscal 2015. Company comparable sales for the quarter decreased 0.7% compared to the same period last year, however on a constant currency basis, increased 0.5% after adjusting for an approximate 110 basis point impact attributable to the year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar. Net sales during the year-to-date period increased 0.9% to $1.335 billion when compared to the same period last year. Company comparable sales increased 1.2% for the first nine months of fiscal 2016. The company comparable sales decrease for the third quarter of fiscal 2016 resulted primarily from a decrease in store traffic. The company comparable sales increase for the year-to-date period resulted primarily from an increase in total brand traffic, online conversion, and average ticket.

The Company’s e-Commerce sales accounted for approximately 16% and 12% of net sales for the three months ended November 28, 2015 and November 29, 2014, respectively. The Company’s e-Commerce year-to-date sales accounted for approximately 17% and 10% of net sales for the nine months ended November 28, 2015 and November 29, 2014, respectively. E-Commerce sales are comprised of customer orders placed online which were shipped directly to the customer (“direct-to-customer”) or were picked up by the customer at a store location (“store pick-up”).

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 110 basis points for both the current quarter and year-to-date periods. Sales on the Pier 1 credit card comprised 33.7% of U.S. sales for the trailing twelve months ended November 28, 2015, compared to 32.0% for the comparable period in fiscal 2015. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The increase in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 29, 2014	$1,322,182
Incremental sales growth (decline) from:
Company comparable sales	14,986
New stores opened during fiscal 2016	11,584
Stores opened during fiscal 2015	16,820
Closed stores and other	(31,065)

Net sales for the nine months ended November 28, 2015	$1,334,507

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2016 to the number open at the end of the third quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 28, 2015	984	81	1,065
Openings	16	—	16
Closings	(25)	(1)	(26)

Open at November 28, 2015 (1)	975	80	1,055

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 28, 2015, there were 72 locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit - In the third quarter of fiscal 2016, gross profit was 37.8% of sales, compared to 42.3% of sales for the same period last year, a decline of 450 basis points. Gross profit for the first nine months of fiscal 2016 was 36.9% of sales, compared to 40.5% of sales for the same period last year. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the third quarter of fiscal 2016 was $263.1 million, or 55.7% of sales, compared to $288.2 million, or 59.5% of sales, for the same period last year. For the first nine months of fiscal 2016, merchandise margin was $745.9 million, or 55.9% of sales, compared to $779.1 million, or 58.9% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily attributable to inventory related inefficiencies within the Company’s distribution center network and promotional activity. Delivery and fulfillment net costs for the third quarter of fiscal 2016 were $10.3 million, or 2.2% of sales, compared to $8.6 million, or 1.8% of sales, in the same period last year. Delivery and fulfillment net costs for the first nine months of fiscal 2016 were $28.7 million, or 2.1% of sales, compared to $20.6 million, or 1.6% of sales, in the same period last year. The increase reflects the strong growth of e-Commerce. Store occupancy costs during the third quarter of fiscal 2016 deleveraged to 15.7% of sales, compared to 15.4% of sales, during the same period last year. Store occupancy costs during the first nine months of fiscal 2016 leveraged slightly to 16.8% of sales, compared to 16.9% of sales, during the same period last year.

Operating Expenses and Depreciation - In the third quarter of fiscal 2016, selling, general and administrative (“SG&A”) expenses were $146.1 million, compared to $160.8 million for the same period in fiscal 2015. As a percentage of sales, SG&A expenses were 30.9% in the third quarter of fiscal 2016, compared to 33.2% of sales for the same period in fiscal 2015. Year-to-date SG&A expenses were $413.2 million, compared to $427.1 million for the same period in fiscal 2015, a decrease of $13.9 million. As a percentage of sales, SG&A expenses were 31.0% for the first nine months of fiscal 2016 compared to 32.3% of sales for the same period in fiscal 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

SG&A expenses are summarized in the tables below (in millions):

	Three Months Ended
	November 28, 2015		November 29, 2014
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$65.3	13.8%	$70.5	14.5%
Operational expenses	15.7	3.3%	18.1	3.7%
Marketing	30.5	6.5%	36.5	7.5%
Other selling, general and administrative	34.6	7.3%	35.7	7.5%

Total selling, general and administrative	$146.1	30.9%	$160.8	33.2%

	Nine Months Ended
	November 28, 2015		November 29, 2014
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$192.9	14.5%	$197.7	15.0%
Operational expenses	48.9	3.7%	48.8	3.7%
Marketing	69.6	5.2%	80.2	6.1%
Other selling, general and administrative	101.8	7.6%	100.4	7.5%

Total selling, general and administrative	$413.2	31.0%	$427.1	32.3%

The decrease in total SG&A expenses for both the third quarter and the first nine months of fiscal 2016 was primarily attributable to a decrease in store payroll and marketing expenses.

Depreciation and amortization expense for the third quarter of fiscal 2016 was $12.8 million, compared to $12.3 million in the same period last year. For the first nine months of fiscal 2016, depreciation and amortization expense was $37.9 million, compared to $34.0 million in the same period last year. The increase was primarily the result of additional capital expenditures in recent fiscal years.

Operating Income - Operating income for the third quarter of fiscal 2016 was $19.7 million, or 4.2% of sales, compared to $31.8 million, or 6.6% of sales, for the same period last year. For the first nine months of fiscal 2016, operating income was $41.6 million, or 3.1% of sales, compared to $74.1 million, or 5.6% of sales, for the same period last year.

Nonoperating Income and Expenses - During the first nine months of fiscal 2016, nonoperating expenses were $8.7 million, compared to $6.3 million for the same period in fiscal 2015. The increase was primarily the result of interest and related expenses for borrowings on the Term Loan Facility (defined below).

Income Taxes - The income tax provision for the third quarter and first nine months of fiscal 2016 was $5.9 million and $11.9 million, respectively, compared to $11.1 million and $25.7 million during the same periods in the prior fiscal year. The decrease in the income tax provision from fiscal 2015 is primarily the result of the Company’s decreased earnings in fiscal 2016. The effective tax rate for the third quarter and first nine months of fiscal 2016 was 35.2% and 36.2%, respectively, compared to 38.4% and 37.9% in the same periods during fiscal 2015. The decrease in the effective tax rate is primarily related to certain favorable discrete items that occurred in the first and third quarters of fiscal 2016 in excess of the favorable discrete items that occurred in the first three quarters of fiscal 2015.

Net Income and EBITDA - For the third quarter of fiscal 2016, the Company reported net income of $10.9 million, or $0.13 per diluted share, compared to $17.9 million, or $0.20 per diluted share, for the same period last year. For the first nine months of fiscal 2016, the Company reported net income of $21.0 million, or $0.24 per diluted share, compared to $42.1 million, or $0.45 per diluted share, for the same period last year. EBITDA was $32.6 million for the third quarter of fiscal 2016 compared to $44.3 million for the same period last year. EBITDA was $79.7 million for the first nine months of fiscal 2016 compared to $108.8 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Quarterly Report on Form 10-Q references non-GAAP financial measures including EBITDA and constant currency. Management considers other non-GAAP financial measures in managing the Company’s business, including merchandise margin and contribution from operations.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three and nine-month periods ended November 28, 2015 and November 29, 2014. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	Three Months Ended				Nine Months Ended
	November 28, 2015		November 29, 2014		November 28, 2015		November 29, 2014
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$263.1	55.7%	$288.2	59.5%	$745.9	55.9%	$779.1	58.9%
Less: Delivery and fulfillment net costs	10.3	2.2%	8.6	1.8%	28.7	2.1%	20.6	1.6%
Store occupancy costs	74.3	15.7%	74.7	15.4%	224.5	16.8%	223.3	16.9%

Gross profit (GAAP)	178.5	37.8%	204.9	42.3%	492.7	36.9%	535.3	40.5%
Less: Compensation for operations	65.3	13.8%	70.5	14.5%	192.9	14.5%	197.7	15.0%
Operational expenses	15.7	3.3%	18.1	3.7%	48.9	3.7%	48.8	3.7%

Contribution from operations (non-GAAP)	97.6	20.6%	116.3	24.0%	250.9	18.8%	288.7	21.8%
Less: Other nonoperating (income)/expense	(0.2)	0.0%	(0.2)	0.0%	(0.2)	0.0%	(0.6)	0.0%
Marketing and other SG&A	65.1	13.8%	72.2	15.0%	171.4	12.8%	180.5	13.6%

EBITDA (non-GAAP)	32.6	6.9%	44.3	9.1%	79.7	6.0%	108.8	8.2%
Less: Income tax provision	5.9	1.3%	11.1	2.3%	11.9	0.9%	25.7	1.9%
Interest expense, net	3.0	0.6%	3.0	0.6%	8.9	0.7%	6.9	0.5%
Depreciation and amortization	12.8	2.7%	12.3	2.5%	37.9	2.8%	34.0	2.6%

Net income (GAAP)	$10.9	2.3%	$17.9	3.7%	$21.0	1.6%	$42.1	3.2%

This Quarterly Report on Form 10-Q references company comparable sales on a constant currency basis, which is calculated by translating the current and prior periods into comparable amounts using the same foreign exchange rate. Management believes this non-GAAP financial measure is useful when comparing sales results between periods when foreign exchange rates are volatile.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2016 with $48.6 million in cash and cash equivalents, compared to $100.1 million at the end of fiscal 2015. The decrease was primarily the result of the utilization of cash to fund the Company’s capital investments and to return excess capital to shareholders, including $39.6 million for capital expenditures, $72.4 million to repurchase shares of the Company’s common stock under the April 2014 share repurchase program and $18.0 million for cash dividends. This decrease was partially offset by cash provided by operating activities of $41.9 million and $35.0 million of net borrowings under the secured revolving credit facility.

Cash Flows from Operating Activities

Operating activities in the first nine months of fiscal 2016 provided $41.9 million of cash, primarily as a result of net income adjusted for non-cash items, partially offset by an increase in inventories. Inventory levels at the end of the third quarter of fiscal 2016 were $503.0 million, an increase of $24.2 million, or 5.0%, from the end of fiscal 2015. The increase in cash flows from operating activities in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 is due to favorable changes in cash flows primarily related to inventories.

Cash Flows from Investing Activities

During the first nine months of fiscal 2016, investing activities used $39.5 million, which was primarily related to capital expenditures deployed toward the opening of 16 new stores, other leasehold improvements, and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $55 million for fiscal 2016.

Cash Flows from Financing Activities

During the first nine months of fiscal 2016, financing activities used $53.9 million, primarily resulting from cash outflows of $72.4 million for repurchases of the Company’s common stock pursuant to the April 2014 share repurchase program and $18.0 million in cash dividends, partially offset by $35.0 million of net borrowings under the secured revolving credit facility. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility with a $100 million accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $473.1 million as of November 28, 2015. The Company had $35.0 million in net borrowings and $37.2 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $277.8 million remaining available for cash borrowings, all as of November 28, 2015. Subsequent to quarter end, the Company repaid all cash borrowings under the Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 28, 2015, the Company had $197.5 million outstanding under the Term Loan Facility with a carrying value of $196.0 million, net of unamortized discounts. The fair value of the Term Loan Facility was approximately $186.6 million as of November 28, 2015, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Share Repurchase Program

During the first nine months of fiscal 2016, the Company repurchased 7,303,198 shares of its common stock at a weighted average cost of $10.12 per share for a total cost of $73.9 million under the April 2014 share repurchase program, and $48.2 million remained available for further repurchases. Of the $73.9 million in total share repurchases in the first nine months of fiscal 2016, $1.5 million were settled subsequent to the third quarter of fiscal 2016. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through December 31, 2015, the Company utilized a total of $1.1 million to repurchase 157,737 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $6.77. As of December 31, 2015, $47.2 million remained available for further share repurchases of common stock under the program.

Dividends Payable

On December 16, 2015, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on February 3, 2016, to shareholders of record on January 20, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 28, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

On August 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Texas – Dallas Division, captioned Kathleen Kenney, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants (the “Kenney Case”), alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuit was filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 through February 10, 2015, and seeks to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees.

A second related case, captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants (the “Davie Case”), was filed in the United States District Court for the Northern District of Texas –Dallas Division on October 21, 2015 making similar allegations on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and September 24, 2015. The complaint includes additional allegations regarding asserted misstatements occurring during the expanded class period and also seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees.

The Kenney Case and the Davie Case are in the process of being consolidated into a single action. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that these lawsuits are without merit and intends to defend against them vigorously.

There are various other claims, lawsuits, inquiries and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the class action complaints noted in the preceding paragraphs and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A.    Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 28, 2015, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Aug 30, 2015 through Oct 3, 2015	376,806	$6.99	375,000	$69,555,195
Oct 4, 2015 through Oct 31, 2015	1,500,000	7.48	1,500,000	58,339,537
Nov 1, 2015 through Nov 28, 2015	1,425,000	7.08	1,425,000	48,244,267

	3,301,806	$7.25	3,300,000	$48,244,267

(1)	Totals include 1,806 shares of the Company’s common stock acquired during the third quarter of fiscal 2016 from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
(2)	Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share purchases in the table above were made under the April 2014 share repurchase program and as of November 28, 2015, $48.2 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

From the end of the quarter through December 31, 2015, under the April 2014 program, the Company utilized a total of $1.1 million to repurchase 157,737 shares of the Company’s common stock at a weighted average cost of $6.77. As of December 31, 2015, $47.2 million remained available for further purchases of common stock under the program.

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

PIER 1 IMPORTS, INC.

Date: January 6, 2016	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: January 6, 2016	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date: January 6, 2016	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014, (File No. 001-07832).

10.1*	Third Amendment to Amended and Restated Credit Agreement, dated October 29, 2015, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto.

10.2*	Sixth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated December 18, 2015.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith