Form 10-K
period 2016-02-27
PIER 1 IMPORTS INC/DE
filed 2016-04-26
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 29, 2015, was approximately $853,235,681. The registrant has no non-voting common stock.

As of April 20, 2016, there were outstanding 83,775,497 shares of the registrant’s common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended February 27, 2016

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in Item 1, Item 1A, Item 3, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding the effectiveness of the Company’s marketing campaigns and customer databases, consumer spending patterns, inventory levels and values, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, and changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended February 27, 2016, included in Item 1A. Risk Factors.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    3

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

As of February 27, 2016, the Company had 1,032 stores in the United States and Canada. In fiscal 2016, the Company opened 17 new stores and closed 50 stores, approximately a quarter of which were relocations. On April 8, 2015, the Company announced a plan to optimize its store portfolio as part of its ‘1 Pier 1’ strategy to drive growth through its omni-channel platform, reduce store occupancy and payroll costs and improve efficiency. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period commencing in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments. The Company operates regional distribution center facilities and/or fulfillment centers in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington; and its executive offices are located in Fort Worth, Texas.

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

(b) Financial Information about Industry Segments.

In fiscal 2016, the Company conducted business as one operating segment consisting of retail sales of decorative accessories, furniture, candles, housewares, gifts and seasonal products.

Financial information with respect to the Company’s business is found in the Company’s Consolidated Financial Statements, which are set forth in Item 8 herein.

(c) Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores and an e-Commerce website conducting business under the name Pier 1 Imports, which sell a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products.

As of February 27, 2016, the Company operated 953 stores in the United States and 79 stores in Canada in addition to its e-Commerce website, Pier1.com. The Company also supplied merchandise and licensed the Pier 1 Imports name to Grupo Sanborns, which sold Pier 1 Imports’ merchandise primarily in a “store within a store” format in 72 stores in Mexico and one store in El Salvador. Pier 1 Imports’ stores in the United States and Canada average approximately 9,900 gross square feet, which includes an average of approximately 7,900 square feet of retail selling space. The stores are located in freestanding units near shopping centers or malls and in-line positions in major shopping centers. Pier 1 Imports operates in all major U.S. and Canadian metropolitan areas and many of the primary smaller markets. The Company generally has its highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2016, net sales of the Company totaled $1.9 billion.

Pier 1 Imports offers a unique selection of merchandise items imported from many countries around the world. While the broad categories of Pier 1 Imports’ merchandise remain fairly constant, individual items within merchandise categories change frequently in order to meet the changing demands and preferences of customers and trends. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES — This merchandise group constitutes the broadest category of merchandise in Pier 1 Imports’ sales mix and has remained constant at approximately 65% of Pier 1 Imports’ sales in fiscal years 2016, 2015 and

4    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 1. BUSINESS.

2014. These goods are imported primarily from Asian and European countries, and are also obtained from domestic sources. This merchandise group includes decorative accents and textiles such as rugs, wall decorations and mirrors, pillows, bedding, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, candles, fragrance, gifts and seasonal items.

FURNITURE — This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and patios. This group has remained constant at approximately 35% of Pier 1 Imports’ sales in fiscal years 2016, 2015 and 2014. These goods are imported from a variety of countries such as Vietnam, Malaysia, China, the Philippines, India and Indonesia, and are also obtained from domestic sources. This merchandise group is generally made of metal or handcrafted natural materials, including rattan, pine, acacia, oak, and other woods with either natural, stained, painted or upholstered finishes.

Pier 1 Imports’ merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. Pier 1 Imports enjoys long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. In selecting the source of merchandise, Pier 1 Imports considers quality, dependability of delivery and cost. During fiscal 2016, Pier 1 Imports sold merchandise imported from many different countries, with approximately 58% of its sales derived from merchandise produced in China, 16% in India and 17% collectively in Vietnam, Indonesia and the United States. The remainder of its merchandise is sourced from other countries around the world.

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

The Company operates in the highly competitive specialty home retail business and competes primarily with specialty sections of large general merchandise retailers and department stores, home furnishings retailers, small specialty stores, online retailers and marketplaces and mass merchandising discounters.

The Company allows customers to return merchandise within a reasonable time after the date of purchase without limitation as to reason. Most returns occur within 30 days of the date of purchase. The Company monitors the level of returns and maintains a reserve for future returns based on historical experience and other known factors.

On February 27, 2016, the Company employed approximately 22,000 associates in the United States and Canada, of which approximately 5,000 were full-time employees and 17,000 were part-time employees.

(d) Financial Information about Geographic Areas.

Information required by this Item is found in Segment Information in Note 1 of the Notes to the Consolidated Financial Statements.

(e) Available Information.

The Company makes available, free of charge through its Internet website address (www.pier1.com), its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC.

Executive Officers of the Company

ALEXANDER W. SMITH, age 63, joined the Company as President and Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Smith served as Group President of the TJX Companies, Inc., where he oversaw the operations and development of Home Goods, Marshalls, TJ Maxx, plus a number of corporate functions. He was instrumental in the development of the TK Maxx stores in Great Britain and also ran its international operations.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    5

ITEM 1. BUSINESS.

JEFFREY BOYER, age 58, joined the organization in July 2015 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Boyer served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer for Tuesday Morning Corporation, based in Dallas, Texas, since September 2013. From April 2008 to September 2013, Mr. Boyer served as Executive Vice President and Chief Financial Officer of 24 Hour Fitness Worldwide, based in San Ramon, California, and was promoted to Chief Operating Officer in June 2012. From January 2003 to April 2008, Mr. Boyer held the positions of Executive Vice President, Chief Financial Officer; Co-President and Chief Financial Officer; and President and Chief Financial Officer with The Michaels Companies, Inc. He has also held executive positions with Sears Holdings Corporation and Kmart Corporation.

MICHAEL R. BENKEL, age 47, was named Executive Vice President of Global Supply Chain in July 2015, having previously served as Executive Vice President of Planning and Allocations since April 2012. He joined the organization in September 2008 as Senior Vice President of Planning and Allocations. Prior to joining the Company, he spent 11 years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director — Inventory Management, and as a home furnishings and furniture buyer.

MICHAEL A. CARTER, age 57, was named Executive Vice President, Compliance and General Counsel, Secretary of the Company in April 2016, having previously served as Senior Vice President, Compliance and General Counsel, Secretary of the Company since January 2014. Prior to that and since December 2005, he served as Senior Vice President, General Counsel and Secretary of the Company. Mr. Carter has served within the organization for 26 years in various leadership capacities, including Vice President — Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

LAURA A. COFFEY, age 49, was named Executive Vice President of Planning and Allocations in July 2015. Ms. Coffey has served within the organization for 19 years in various capacities, including Executive Vice President and Interim Chief Financial Officer, Senior Vice President of Planning, Senior Vice President of Business Development and Strategic Planning and Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and served as Principal Accounting Officer from 2008 to 2011. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

CATHERINE DAVID, age 52, joined the organization in August 2009 as Executive Vice President of Merchandising. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essentials, Sears Grand and The Great Indoors. Ms. David also previously served with Target Corporation for 13 years in various positions including Vice President and General Manager of target.direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 64, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers, including ten years as Senior Vice President of Human Resources at Zale Corporation and 21 years in various positions of increasing responsibility at Macy’s.

ERIC W. HUNTER, age 42, was named Executive Vice President of Marketing in September 2013. Prior to joining the Company, Mr. Hunter served as Senior Vice President of Marketing and Acting Chief Marketing Officer with JCPenney Company from February 2012 to July 2013, and as Chief Marketing Officer and Group President with Kellwood Company from March 2009 until February 2012. Mr. Hunter also served in various positions with PMK/HBH/Momentum Worldwide and Creative Artists Agency.

ANDREW LAUDATO, age 49, was named Senior Vice President and Chief Information Officer in April 2002. He joined the organization in August 2000 as Vice President of Information Services. Prior to joining the Company he held various positions of increasing responsibility with the Limited, Inc., Bath & Body Works, LLC, Express, Inc., and Jo-Ann Stores, LLC.

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

6    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 1A. RISK FACTORS.

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

The success of the Company’s specialty retail business depends largely upon its ability to predict trends consistently and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand, and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product or speed of replenishment. The seasonal nature of the business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margin and, in turn, the results of operations.

Failure by the Company to identify, develop and successfully implement strategic initiatives could have a negative impact on the Company.

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

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    7

ITEM 1A. RISK FACTORS.

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

Failure to control merchandise returns could negatively impact the Company’s business and financial results.

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes to the Company’s return policy, e-Commerce return behavior, changes in consumer confidence, new delivery channels/methods, recalls or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and financial results.

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

The success and growth of the Company is dependent upon retaining existing customers and acquiring new customers to generate increased traffic in order to produce sales in its stores and through the Company’s e-Commerce website. Successful marketing efforts require the ability to obtain customer information and to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. While gathering information about customers, the Company must consider the customers’ desire for privacy and the need to comply with applicable laws and regulations. Any future changes in privacy laws or their interpretation or enforcement by courts and governmental agencies could adversely impact our ability to market to customers. The Company’s inability to obtain and use customer information, accurately predict and respect its customers’ preferences, utilize the desired modes of communication, or ensure availability of advertised products may negatively impact the business and operating results.

Changes to estimates related to the Company’s property and equipment, or financial results that are lower than its current estimates at certain store locations and determinations to close underperforming stores, may cause the Company to incur impairment charges on certain long-lived assets, negatively affecting its financial results.

The Company makes certain accounting estimates and projections with regard to individual store operations as well as overall Company performance in connection with its impairment analyses for long-lived assets in accordance with applicable accounting guidance. An impairment charge may be required if the impairment analysis indicates that the carrying value of an asset exceeds the sum of the expected undiscounted cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s financial results could be negatively affected.

8    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 1A. RISK FACTORS.

Risks Related to Profitability

The Company’s success depends, in part, on its ability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the conclusion of their lease terms.

The profitability of the business depends in large part on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For a majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate favorable lease expenses to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as the Company’s omni-channel strategy evolves or demographics change, and the Company may choose to close underperforming stores before lease expiration and incur lease termination costs associated with those closings. On April 8, 2015, the Company announced that it had initiated a plan to optimize its store portfolio as part of its ‘1 Pier 1’ strategy to drive growth through its omni-channel platform, reduce occupancy and payroll costs and improve efficiency. The Company’s inability to achieve the desired cost reduction and improved efficiencies could negatively impact the Company’s future growth and earnings. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in greater profits.

The success of the business depends on factors affecting consumer spending that are not controllable by the Company.

Consumer spending, including spending for the home and home-related furnishings, depends upon many factors beyond general economic conditions (both domestic and international), including, among others, levels of employment, disposable consumer income, prevailing interest rates, changes in the housing market, consumer debt, costs of fuel and other energy sources, inflation, fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and global, national, regional and local political conditions (including the possibility of governmental shut downs), and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products, resulting in lower sales and negatively impact the business and its financial results.

Failure to attract, motivate and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support the Company’s stores, distribution and fulfillment centers and e-Commerce website could negatively affect the Company’s business.

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

Occasionally the Company experiences union organizing activities in non-unionized distribution facilities. Similar activities could also occur in the stores. These types of activities may result in work slowdowns or stoppages, higher labor costs and higher operating expenses. Any increase in cost associated with labor organization at distribution facilities could result in higher costs to distribute inventory and could negatively impact margins.

Failure to successfully manage the Company’s omni-channel operations could negatively affect the Company’s business.

In fiscal 2016, the Company continued to implement its omni-channel strategy, ‘1 Pier 1’. Successful execution of the omni-channel initiatives depends on the Company’s ability to maintain uninterrupted availability of the Company’s e-Commerce website and supporting applications, adequate and accurate inventory levels, timely and cost-effective fulfillment and delivery of customer

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    9

ITEM 1A. RISK FACTORS.

orders, accurate shipping of undamaged product and coordination of those activities within the Company’s retail stores. In addition, the Company’s customer service function must maintain a high standard of customer care. Failure to successfully manage these processes may negatively impact sales, result in the loss of customers, and damage the Company’s reputation.

The Company operates in a highly competitive retail environment with companies offering similar merchandise. If customers are lost to the Company’s competitors, sales could decline.

The Company operates in the highly competitive specialty retail business competing with specialty sections of large general merchandise retailers and department stores, home furnishing retailers, small specialty stores, online retailers and marketplaces, and mass merchandising discounters. Management believes that the Company is competing for sales on the basis of style, pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company experiences added short-term competition when other retailers offer promotional pricing, including free shipping, or liquidate merchandise for various reasons. If the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices and loss of customers, which in turn could result in reduced margins and operating results.

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

The Company’s financial results may be negatively impacted by increases in costs that are beyond the Company’s control, including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, litigation, fluctuations in foreign currency exchange rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, and higher tax rates. In addition, compliance with changes in laws and regulations and compliance with accounting standards and internal control requirements, may negatively impact the Company’s financial results.

The Company’s business may be harmed by adverse weather conditions and natural disasters.

Extreme or undesirable weather can negatively affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could negatively affect any of the Company’s ‘1 Pier 1’ operations, including its distribution and fulfillment centers, administrative facilities, logistics infrastructure, or operations of its suppliers domestically and in foreign countries.

Risks Associated with Dependence on Technology

The Company is heavily dependent on various kinds of technology in the operation of its business.

Failure of any critical software applications including software-as-a-service and cloud operations, technology infrastructure, telecommunications, data communications, data storage equipment, or networks could have a negative effect, including additional expense, on the Company’s ability to manage the merchandise supply chain, sell merchandise, accomplish payment functions, report financial data or manage labor and staffing. Although the Company maintains off-site data backups, a concentration of technology-related risk exists in the Company’s headquarters located in Fort Worth, Texas.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and associates could expose the Company to litigation and/or regulatory action and damage the Company’s reputation.

The Company receives and maintains certain personal and payment information of its customers, vendors and associates. The collection and use of this information by the Company is regulated at the international, national, federal and other political subdivision levels, and is subject to certain contractual restrictions in third-party agreements. Although the Company has

10    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 1A. RISK FACTORS.

implemented processes to collect and protect the integrity and security of personal and payment information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately. If the security and information systems of the Company or of its internal or external business partners are compromised or its internal or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect the Company’s reputation and marketing initiatives, as well as operations and financial results, and could result in litigation and/or regulatory action against the Company including the imposition of penalties and fines. In addition, a compromise of the Company’s systems could result in a disruption to operations and require expanded resources to remediate, investigate, correct and upgrade systems. As privacy and information security laws and regulations change, the Company will incur additional costs to remain in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the business and its financial results.

The Company regularly invests in new information technology systems and implements modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality and cloud-based solutions such as software-as-a-service solutions and data storage. The Company believes it is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. However, there can be no assurance the Company has anticipated all potential risks. Failure to successfully implement these initiatives could negatively impact the business and its financial results.

The Company’s business operations, including the expansion of the Company’s e-Commerce website, are subject to inherent cybersecurity risks and e-Commerce related fraud that may disrupt its business and negatively impact the Company’s financial results and reputation.

The Company’s e-Commerce functionality has increased the Company’s exposure to cybersecurity risks and e-Commerce related fraud. A compromise of its security systems could result in a service disruption, or customers’, associates’ or vendors’ personal or payment information or the Company’s proprietary information being obtained by unauthorized users. Although the Company has implemented processes to mitigate the risks of security breaches, cyber incidents and e-Commerce related fraud, there can be no assurance that such events will not occur. These events could result in violation of privacy laws, potential litigation or regulatory action, increased costs and a loss of consumer confidence in its security measures, all of which could have a negative impact on the Company’s financial results and its reputation.

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

Legislation on a local, regional, state, national or global level has the potential to have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental and quasi-governmental agencies in the course of operating its business because of its numerous locations, large number of associates, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations regarding consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits and recalls. Failure to comply may also result in damage to the Company’s reputation or additional costs in the form of litigation, financial penalties and fines or business interruptions.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    11

ITEM 1A. RISK FACTORS.

The Company conducts business in many jurisdictions, including foreign countries. In many of these jurisdictions, the Company may be required to pay or collect import duties, national, state and local sales taxes or similar taxes at the point of sale or delivery of merchandise and remit such amounts to the appropriate authorities. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties and fines or business interruptions.

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

12    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 1A. RISK FACTORS.

Risks Relating to Liquidity

If the Company is unable to generate sufficient cash flows from operations, it may not be able to fund its obligations, including debt related payments and capital expenditure requirements. Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured revolving credit facility or similar financing, which may limit the Company’s ability to conduct certain activities.

The Company is dependent upon generating sufficient cash flows from operations to fund its obligations. The Company maintains a secured revolving credit facility to enable it to issue merchandise and special purpose standby letters of credit as well as to fund working capital requirements. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions on the Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion — Secured Revolving Credit Facility and Term Loan Facility. The Company entered into a senior secured term loan facility in April of 2014. The proceeds of borrowing under the facility were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the facility. Those borrowings have increased the Company’s interest expense and financial leverage. The facility contains a number of affirmative and restrictive covenants that may also limit the Company’s actions. Significant decreases in cash flows from operations could result in the Company borrowing increased amounts under its credit facilities to fund operational needs and increased utilization of letters of credit. These actions could result in the Company being subject to increased restrictions as described above and increase interest expense and overall leverage.

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

Item 1B. Unresolved Staff Comments.

None.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    13

ITEM 2. PROPERTIES.

Item 2. Properties.

The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas, which included approximately 386,000 square feet of office space as of February 27, 2016. Total gross square footage for all stores was 10.3 million and retail square footage was 8.2 million as of February 27, 2016. The following table sets forth the Company’s U.S. and Canadian stores by state and province as of February 27, 2016:

United States
Alabama	13	Louisiana	15	Ohio	28
Alaska	3	Maine	2	Oklahoma	6
Arizona	24	Maryland	21	Oregon	13
Arkansas	8	Massachusetts	22	Pennsylvania	36
California	106	Michigan	30	Rhode Island	2
Colorado	14	Minnesota	18	South Carolina	15
Connecticut	19	Mississippi	6	South Dakota	2
Delaware	4	Missouri	18	Tennessee	17
Florida	72	Montana	5	Texas	78
Georgia	28	Nebraska	4	Utah	8
Hawaii	8	Nevada	7	Vermont	1
Idaho	6	New Hampshire	6	Virginia	33
Illinois	35	New Jersey	35	Washington	26
Indiana	17	New Mexico	4	West Virginia	5
Iowa	8	New York	49	Wisconsin	20
Kansas	8	North Carolina	32	Wyoming	2
Kentucky	11	North Dakota	3

Canada

Alberta	12	New Brunswick	2	Ontario	35
British Columbia	13	Newfoundland	1	Quebec	10
Manitoba	2	Nova Scotia	2	Saskatchewan	2

The Company currently owns or leases distribution and fulfillment center space of approximately 5.5 million square feet. The Company also acquires temporary distribution center space periodically through short-term leases. As of February 27, 2016, the Company owned or leased under operating leases the following properties, which include distribution and/or fulfillment centers in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility
Baltimore, Maryland	1,278,000	Leased
Columbus, Ohio	1,182,000	Leased
Fort Worth, Texas	460,000	Owned
Fort Worth, Texas	310,000	Leased
Ontario, California	991,000	Leased
Savannah, Georgia	784,000	Leased
Tacoma, Washington	451,000	Leased

14    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 3. LEGAL PROCEEDINGS.

Item 3. Legal Proceedings.

On August 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Texas — Dallas Division, captioned Kathleen Kenney, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants (the “Kenney Case”), alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuit was filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 through February 10, 2015, and seeks to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees.

A second related case, captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants (the “Davie Case”), was filed in the United States District Court for the Northern District of Texas — Dallas Division on October 21, 2015 making similar allegations on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and September 24, 2015.

The Kenney Case and the Davie Case have been consolidated into a single action, captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants. The consolidated action is pending in the United States District Court for the Northern District of Texas — Dallas Division. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

During fiscal years 2016, 2015 and 2014, there were various claims, lawsuits, inquiries and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the preceding paragraphs and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    15

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (“NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2016 and 2015.

	Market Price
Fiscal 2016	High	Low
First quarter	$14.22	$11.92
Second quarter	13.18	9.99
Third quarter	10.24	6.31
Fourth quarter	6.76	3.78

Fiscal 2015	High	Low
First quarter	$19.70	$17.28
Second quarter	18.26	14.95
Third quarter	15.69	11.68
Fourth quarter	17.44	11.85

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR.” As of April 25, 2016, there were approximately 6,500 shareholders of record of the Company’s common stock.

Dividends

The Company declared cash dividends on its outstanding shares of common stock of $0.07 per share in each of the quarters of fiscal 2016, which totaled $23.7 million in cash dividends paid during fiscal 2016. The Company declared cash dividends on its outstanding shares of common stock of $0.06 per share in each of the quarters of fiscal 2015, which totaled $21.6 million in cash dividends paid during fiscal 2015. On April 13, 2016, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 per share quarterly cash dividend will be paid on May 11, 2016, to shareholders of record on April 27, 2016. The Company’s decision to pay a cash dividend depends upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

As of February 27, 2016, the Company was not precluded from paying cash dividends or repurchasing the Company’s common stock under the secured revolving credit facility (“Revolving Credit Facility”) or the senior secured term loan facility (“Term Loan Facility”). The Company’s Revolving Credit Facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying dividends unless credit extensions on the Revolving Credit Facility line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350.0 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30.0% of the lesser of either $350.0 million or the calculated borrowing base. Additionally, the Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or

16    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s Revolving Credit Facility and Term Loan Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

November 29, 2015 through February 27, 2016 — The following table provides information with respect to purchases of common stock of the Company made during the three months ended February 27, 2016, by Pier 1 Imports, Inc. or any “affiliated purchaser” of Pier 1 Imports, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nov. 29, 2015 through Jan. 2, 2016	157,737	$6.77	157,737	$47,176,224
Jan. 3, 2016 through Jan. 30, 2016	—	—	—	47,176,224
Jan. 31, 2016 through Feb. 27, 2016	49,228	—	—	47,176,224

	206,965	$6.77	157,737	$47,176,224

(1)

Totals include 49,228 shares of the Company’s common stock withheld during the fourth quarter of fiscal 2016 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)

Excludes average price paid per share for 49,228 shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share repurchases in the table above were made under the board approved share repurchase program announced on April 10, 2014 (“April 2014 program”), and as of February 27, 2016, $47.2 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel the program.

Fiscal years 2016, 2015 and 2014 — The following table summarizes the Company’s total share repurchases of its common stock during fiscal 2016, 2015 and 2014:

			Shares Purchased
Date Program Announced	Authorized Amount	Date Completed	Fiscal 2016	Fiscal 2015	Fiscal 2014	Weighted Average Cost	Remaining Available as of February 27, 2016
Dec. 13, 2012	$100,000,000	Sep. 30, 2013	—	—	4,525,805	$22.10	$—
Oct. 18, 2013	200,000,000	Apr. 10, 2014	—	5,071,812	5,262,452	19.35	—
Apr. 10, 2014	200,000,000	—	7,460,935	5,208,500	—	12.06	47,176,224

During fiscal 2016, the Company withheld 87,760 shares of its common stock from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

During fiscal 2016, the Company repurchased shares of the Company’s common stock for a total cost of $75.0 million. Subsequent to year end, through April 20, 2016, under the April 2014 program, the Company utilized a total of $0.8 million to repurchase 120,000 shares of the Company’s common stock at a weighted average price per share of $7.01 and $46.3 million remained available for further share repurchases of common stock under that program.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    17

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by SEC rules, that $100 had been invested in the Company’s stock and in each index on February 26, 2011, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 27, 2016. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

18    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2016	2015	2014	2013 (2)	2012
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales (1)	$1,892.2	1,884.6	1,791.4	1,724.2	1,552.4
Gross profit (1)	$705.0	768.5	765.3	762.3	669.9
Selling, general and administrative expenses (1)	$578.8	594.9	550.9	532.4	493.9
Depreciation	$50.9	46.3	38.9	31.0	21.2
Operating income	$75.2	127.3	175.5	199.0	154.8
Operating income as a % of sales	4.0%	6.8%	9.8%	11.5%	10.0%
Nonoperating (income) and expenses, net (5)	$12.0	6.9	0.9	(2.0)	(9.3)
Income before income taxes	$63.2	120.4	174.6	201.0	164.1
Net income (3)	$39.6	75.2	107.5	129.4	168.9
PER SHARE AMOUNTS:
Basic earnings	$0.47	0.83	1.03	1.22	1.50
Diluted earnings	$0.46	0.82	1.01	1.20	1.48
Cash dividends declared	$0.28	0.24	0.21	0.17	—
OTHER FINANCIAL DATA:
Working capital (4)(7)	$328.2	365.5	306.4	403.9	402.2
Current ratio (7)	2.3	2.3	2.2	2.6	2.6
Total assets (7)	$819.2	906.9	800.2	857.1	823.2
Long-term debt (5)(7)	$200.3	201.4	9.4	9.4	9.4
Shareholders’ equity	$284.8	337.3	449.4	537.1	493.6
Weighted average diluted shares outstanding (millions) (6)	85.4	92.1	106.2	108.3	114.4
Effective tax rate (%) (3)	37.3%	37.6%	38.4%	35.6%	(2.9%)

(1)

In the table above, the Company has revised the presentation of the reporting of credit and debit card fees (“Credit Card Fees”) for all periods presented. The Company previously reported Credit Card Fees as a reduction to net sales and has revised its presentation to report Credit Card Fees as a component of selling, general and administrative (“SG&A”) expenses. This revised presentation results in an immaterial increase to both net sales and SG&A expenses. There is no impact to operating income, net income, the balance sheet or statement of cash flows.

(2)	Fiscal 2013 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.
(3)

During the fourth quarter of fiscal 2012, the Company was able to conclude that given its improved performance, the realization of its deferred tax assets was more likely than not and accordingly reversed substantially all of its valuation allowance.

(4)	The reduction in working capital in fiscal 2014 was primarily the result of increased share repurchases compared to fiscal 2013.
(5)

The Company’s consolidated long-term debt and related interest expense (which is included in nonoperating (income) and expenses, net) increased significantly in fiscal 2015 as a result of borrowings under the Company’s Term Loan Facility.

(6)

The decrease in shares outstanding during fiscal 2016, 2015, 2014, 2013 and 2012 was primarily the result of the Company’s Board-approved share repurchase programs. Under these programs, the Company repurchased 7,460,935; 10,280,312; 9,788,257; 5,822,142 and 9,498,650 shares of its common stock in fiscal 2016, 2015, 2014, 2013 and 2012, respectively.

(7)	Certain items have been reclassified to conform to the current year presentation.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. As of February 27, 2016, the Company operated 1,032 stores in the United States and Canada. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto, which can be found in Item 8 of this report.

Over the past several years, the Company has transformed from a brick-and-mortar retailer to an omni-channel retailer, with the objective of seamless integration across stores, desktop and mobile devices. As part of its transformation to an omni-channel retailer the Company re-launched its e-Commerce capabilities including its website, Pier1.com, during fiscal 2013. The Company’s focus through the ‘1 Pier 1’ omni-channel strategy is to ensure that customers have an extraordinary experience, regardless of how they shop. By enabling the customer to interact with the brand both in-store and online, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The ‘1 Pier 1’ strategy required investment in systems, distribution and fulfillment centers, call centers, distribution network and store development, including new in-store selling tools such as swatch stations, computers and tablets. This strategy also includes a continuing commitment to return excess capital to shareholders through share repurchases and cash dividends.

Fiscal 2015 capped a multi-year period of heavy investment for the Company in support of its transformation to an omni-channel retailer, including investment in systems, distribution and fulfillment centers, call centers, distribution network and store development. In fiscal 2016, the Company moderated capital expenditures by over one-third to $51.8 million, from $81.9 million in fiscal 2015. During fiscal 2016 capital expenditures were deployed toward infrastructure and technology development, including the customer data excellence initiative, supply chain upgrades, existing store improvements and 17 new store openings. Capital expenditures in fiscal 2017 are expected to be approximately $55 million to support ongoing investments in technology, stores and distribution centers.

Fiscal 2016 net sales increased 0.4% from the prior year and company comparable sales increased 0.7%. The increases were primarily attributable to the increase in e-Commerce sales, specifically increases in online traffic, online conversion and average ticket compared to last year. During fiscal 2016, e-Commerce sales accounted for 16.1% of net sales compared to 11.1% in the previous fiscal year. E-Commerce sales were the primary driver of total sales growth in fiscal 2016, and the Company expects this trend to continue in fiscal 2017. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up. As e-Commerce sales have grown, and to the extent they continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. The Company began to leverage these costs as a percentage of fulfilled sales in fiscal 2016.

Gross profit for fiscal 2016 was $705.0 million, or 37.3% of sales, compared to $768.5 million, or 40.8% of sales, in the same period last year, a decline of 350 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.046 billion for fiscal 2016, or 55.3% of sales, compared to $1.100 billion, or 58.4% of sales for fiscal 2015. The year-over-year decline in merchandise margin as a percentage of sales was primarily attributable to promotional and clearance activity and inventory-related inefficiencies within the Company’s distribution center network. Store occupancy costs during fiscal 2016 were leveraged slightly at 15.7% of sales, compared to 15.8% during fiscal 2015.

Operating income for fiscal 2016 was 4.0% of sales, compared to 6.8% in fiscal 2015. Fiscal 2016 EBITDA (earnings before interest, taxes, depreciation and amortization — see “Reconciliation of Non-GAAP Financial Measures”) was $125.2 million compared to $176.3 million in fiscal 2015. Net income for fiscal 2016 was $39.6 million, or $0.46 per diluted share, compared to $75.2 million, or $0.82 per diluted share for fiscal 2015.

As the Company’s transition to an omni-channel retailer continues to mature, strategies and plans have been initiated and enhanced to drive meaningful top-line sales growth, restore merchandise margin and reduce costs across the organization. These include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real

20    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and moderating capital expenditures. In the near-term, profitability will be challenged by a planned increase in media spending, expected continuing promotional and clearance activity and the cost of recent distribution center network inefficiencies.

The Company has set out several key guideposts by which to measure the Company’s performance in achieving its objectives, which are:

1.	Brand traffic, conversion and average ticket;

2.	Stores as sales and customer experience centers;

3.	Merchandise margin and gross profit;

4.	Fulfillment and home delivery;

5.	Selling, general and administrative expenses; and

6.	Capital allocation.

The Company closed 33 stores, on a net basis, during fiscal 2016. These closures are consistent with, and a part of, the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

The Company entered into a $200 million Term Loan Facility. As of February 27, 2016, the Company had $197.0 million outstanding under its $200 million Term Loan Facility. See “Liquidity and Capital Resources — Revolving Credit Facility” and “Liquidity and Capital Resources — Term Loan Facility” below for more information.

As of February 27, 2016, the Company had repurchased 12,669,435 shares of its common stock under the April 2014 program at a weighted average cost of $12.06 per share for a total cost of $152.8 million, and $47.2 million remained available for further repurchases. Subsequent to year end, through April 20, 2016, under the April 2014 program, the Company utilized a total of $0.8 million to repurchase 120,000 shares of the Company’s common stock at a weighted average price per share of $7.01 and $46.3 million remained available for further repurchases under that program. On April 13, 2016, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock to shareholders of record on April 27, 2016, which is payable on May 11, 2016.

Overview of Business

The Company has revised the presentation of the reporting of credit and debit card fees (“Credit Card Fees”) for all periods presented. The Company previously reported Credit Card Fees as a reduction to net sales and has revised its presentation to report Credit Card Fees as a component of selling, general and administrative (“SG&A”) expenses. This revised presentation results in an immaterial increase to both net sales and SG&A expenses. There is no impact to operating income, net income, the balance sheet or statement of cash flows.

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions below).

Key Performance Indicators	2016	2015	2014
Total sales growth	0.4%	5.2%	3.9%
Company comparable sales growth	0.7%	4.7%	2.3%
Gross profit as a % of sales	37.3%	40.8%	42.7%
SG&A expenses as a % of sales	30.6%	31.6%	30.8%
EBITDA (in millions) (1)	$125.2	$176.3	$215.4
EBITDA as a % of sales	6.6%	9.4%	12.0%
Operating income as a % of sales	4.0%	6.8%	9.8%
Net income as a % of sales	2.1%	4.0%	6.0%
Total retail square footage (in thousands)	8,165	8,405	8,451
(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Comparable Sales Calculation — For fiscal 2016 and fiscal 2015, the company comparable sales calculation included sales that were fulfilled, ordered or sold in a store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, orders placed online as direct-to-customer sales (as defined below) were included in the calculation, as a result of direct-to-customer sales being active prior to the beginning of the preceding fiscal year. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

For the fiscal 2014 company comparable sales calculation, sales included in the calculation were determined in the same manner as above, except that direct-to-customer sales were excluded because those sales did not meet the criteria for inclusion at that time.

FISCAL YEARS ENDED FEBRUARY 27, 2016 AND FEBRUARY 28, 2015

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Net sales during fiscal years 2016 and 2015 were as follows (in thousands):

	2016	2015
Retail sales	$1,876,854	$1,868,895
Other (1)	15,376	15,662

Net sales	$1,892,230	$1,884,557
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales during fiscal 2016 were $1.892 billion, an increase of 0.4%, from $1.885 billion in the prior fiscal year. Company comparable sales increased 0.7% for the year which was primarily the result of an increase in online traffic, online conversion and average ticket compared to the prior year. The Company’s e-Commerce sales accounted for 16.1% of net sales for fiscal 2016 compared to 11.1% for fiscal 2015. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer (“direct-to-customer”) and those picked up by the customer at a store location (“store pick-up”).

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 100 basis points in fiscal 2016. Sales on the Pier 1 rewards credit card comprised 34.2% of U.S. sales for the twelve months ended February 27, 2016, compared to 32.4% last year. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The increase in net sales for fiscal 2016 was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2015	$1,884,557
Incremental sales growth (decline) from:
Company comparable sales	11,997
New stores opened during fiscal 2016	19,588
Stores opened during fiscal 2015	17,622
Closed stores and other	(41,534)

Net sales for fiscal 2016	$1,892,230

22    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2016 and 2015 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at March 1, 2014	991	81	1,072
Openings	29	1	30
Closings	(36)	(1)	(37)

Open at February 28, 2015	984	81	1,065
Openings	16	1	17
Closings	(47)	(3)	(50)

Open at February 27, 2016 (1)	953	79	1,032
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2016, there were 72 of these locations in Mexico and one location in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit

Gross profit for fiscal 2016 was $705.0 million, or 37.3% of sales, compared to $768.5 million, or 40.8% of sales, in the same period last year, a decline of 350 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.046 billion for fiscal 2016, or 55.3% of sales, compared to $1.100 billion, or 58.4% of sales, for fiscal 2015. The year-over-year decline in merchandise margin as a percentage of sales was primarily attributable to promotional and clearance activity and inventory-related inefficiencies within the Company’s distribution center network. Delivery and fulfillment net costs for fiscal 2016 were $42.5 million, or 2.2% of sales, compared to $32.9 million, or 1.7% of sales, in fiscal 2015. The increase reflects the strong growth of e-Commerce. Store occupancy costs during fiscal 2016 leveraged slightly to 15.7% of sales, compared to 15.8% of sales, during fiscal 2015.

SG&A Expenses, Depreciation and Operating Income

SG&A expenses were $578.8 million in fiscal 2016, compared to $594.9 million in fiscal 2015, a decrease of $16.1 million. As a percentage of sales, SG&A expenses were 30.6% in fiscal 2016, compared to 31.6% in fiscal 2015.

SG&A expenses are summarized in the table below (in millions):

	Year Ended
	February 27, 2016		February 28, 2015
	Expense	% Sales	Expense	% Sales
Compensation for operations	$260.2	13.7%	$270.4	14.3%
Operational expenses	90.5	4.8%	85.6	4.5%
Marketing	92.6	4.9%	101.0	5.4%
Other selling, general and administrative	135.6	7.2%	137.9	7.3%

Total selling, general and administrative	$578.8	30.6%	$594.9	31.6%

The year-over-year decrease both in dollars and as a percentage of sales was primarily attributable to a decrease in store payroll and marketing expenses.

Depreciation for fiscal 2016 was $50.9 million, compared to $46.3 million in fiscal 2015. This increase was primarily the result of additional capital expenditures in recent fiscal years.

In fiscal 2016, the Company recorded operating income of $75.2 million, or 4.0% of sales, compared to $127.3 million, or 6.8% of sales, for fiscal 2015.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2016 was $12.0 million, compared to $6.9 million in fiscal 2015. This increase was primarily the result of interest and related expenses for borrowings on the Term Loan Facility. In the prior year, the Company also recognized gains on the settlement of life insurance policies.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income Taxes

The income tax provision for fiscal 2016 was $23.5 million, compared to $45.2 million in fiscal 2015. The decrease in the income tax provision from fiscal 2015 is primarily the result of the Company’s lower income before taxes in fiscal 2016. The effective tax rate for fiscal 2016 was 37.3% compared to an effective tax rate of 37.6% for fiscal 2015. The decrease in the effective tax rate was primarily related to certain favorable discrete items that occurred in fiscal 2016, partially offset by certain non-recurring favorable permanent differences and other discrete items that occurred in fiscal 2015.

Net Income and EBITDA

Net income in fiscal 2016 was $39.6 million, or $0.46 per diluted share, compared to $75.2 million, or $0.82 per diluted share, for fiscal 2015. In fiscal 2015, non-GAAP adjusted net income excluding the after-tax effect of retirement related expenses for the Company’s former chief financial officer was $77.2 million, or $0.84 per diluted share. EBITDA for fiscal 2016 was $125.2 million compared to $176.3 million in fiscal 2015. See “Reconciliation of Non-GAAP Financial Measures.”

FISCAL YEARS ENDED FEBRUARY 28, 2015 AND MARCH 1, 2014

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Net sales during fiscal years 2015 and 2014 were as follows (in thousands):

	2015	2014
Retail sales	$1,868,895	$1,774,778
Other (1)	15,662	16,665

Net sales	$1,884,557	$1,791,443
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales during fiscal 2015 were $1.885 billion, an increase of 5.2%, from $1.791 billion for fiscal 2014. Company comparable sales increased 4.7% for fiscal 2015 which was the result of an increase in total brand traffic, store and online conversion, and average ticket compared to fiscal 2014. The Company’s e-Commerce sales accounted for 11.1% of net sales for fiscal 2015 compared to 4.0% for fiscal 2014. E-Commerce sales are comprised of both customer orders placed online which were shipped directly to the customer and those picked up by the customer at a store location.

The Company’s sales from Canadian stores are subject to fluctuations in currency conversion rates. These fluctuations offset the increase in company comparable sales by approximately 50 basis points in fiscal 2015. Sales on the Pier 1 rewards credit card comprised 32.4% of U.S. sales for fiscal 2015 compared to 30.4% in fiscal 2014.

The increase in net sales for fiscal 2015 was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2014	$1,791,443
Incremental sales growth (decline) from:
Company comparable sales	81,513
New stores opened during fiscal 2015	26,158
Stores opened during fiscal 2014	18,343
Closed stores and other	(32,900)

Net sales for fiscal 2015	$1,884,557

24    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

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

Merchandise Margin and Gross Profit

Gross profit for fiscal 2015 was $768.5 million, or 40.8% of sales, compared to $765.3 million, or 42.7% of sales, in fiscal 2014, a decline of 190 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.100 billion for fiscal 2015, or 58.4% of sales, compared to $1.068 billion, or 59.6%, for fiscal 2014. The decline in merchandise margin as a percentage of sales was primarily attributable to increased promotional activity in the first half of fiscal 2015 and incremental unplanned supply chain expenses during the fourth quarter of fiscal 2015 primarily related to the distribution centers, which resulted from higher than normal inventory levels. Beginning in the third quarter of fiscal 2015 the Company refined its promotional strategy, utilizing a more targeted approach to promotions, with reduced frequency and depth of all-Company coupons and a more balanced mix between full price and promotional selling. Store occupancy costs during fiscal 2015 were leveraged at 15.8% of sales, compared to 16.1% during fiscal 2014.

SG&A Expenses, Depreciation and Operating Income

SG&A expenses were $594.9 million in fiscal 2015, compared to $550.9 million in fiscal 2014, an increase of $44.0 million. As a percentage of sales, SG&A expenses were 31.6% in fiscal 2015, compared to 30.8% in fiscal 2014.

SG&A expenses are summarized in the table below (in millions):

	Year Ended
	February 28, 2015		March 1, 2014
	Expense	% Sales	Expense	% Sales
Compensation for operations	$270.4	14.3%	$256.4	14.3%
Operational expenses	85.6	4.5%	78.2	4.4%
Marketing	101.0	5.4%	90.2	5.0%
Other selling, general and administrative	137.9	7.3%	126.2	7.0%

Total selling, general and administrative	$594.9	31.6%	$550.9	30.8%

The year-over-year increase both in dollars and as a percentage of sales was primarily attributable to planned increases in marketing expenses and planned growth in headcount and associated costs to expand the Company’s organizational capabilities in support of its ‘1 Pier 1’ strategy.

Depreciation for fiscal 2015 was $46.3 million compared to $38.9 million in fiscal 2014. This increase was primarily the result of additional capital expenditures in recent fiscal years coupled with incremental expenditures deployed towards technology, which typically depreciate over a shorter time period compared to other depreciable assets, and store closures.

In fiscal 2015, the Company recorded operating income of $127.3 million, or 6.8% of sales, compared to $175.5 million, or 9.8% of sales, for fiscal 2014.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2015 was $6.9 million, compared to $0.9 million in fiscal 2014. This increase was primarily the result of interest on borrowings under the Term Loan Facility and related expenses of approximately $8.4 million, partially offset by gains on the settlement of life insurance policies.

Income Taxes

The Company had an effective tax rate of 37.6% and recorded income tax expense of $45.2 million in fiscal 2015 compared to an effective tax rate of 38.4% and income tax expense of $67.1 million in fiscal 2014. The decrease in the effective tax rate was primarily due to certain non-recurring favorable permanent differences and other discrete items occurring during fiscal 2015. The decrease in income tax expense compared to fiscal 2014 was primarily due to the Company’s lower income before income taxes in fiscal 2015.

Net Income and EBITDA

Net income in fiscal 2015 was $75.2 million, or $0.82 per diluted share, compared to $107.5 million, or $1.01 per diluted share, for fiscal 2014. In fiscal 2015, non-GAAP adjusted net income excluding the after-tax effect of retirement related expenses for the Company’s former chief financial officer was $77.2 million, or $0.84 per diluted share. EBITDA for fiscal 2015 was $176.3 million compared to $215.4 million in fiscal 2014. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Annual Report on Form 10-K references non-GAAP financial measures including merchandise margin, EBITDA, adjusted net income, adjusted diluted earnings per share and contribution from operations.

The Company believes the non-GAAP financial measures referenced in this Annual Report on Form 10-K allow management and investors to understand and compare results in a more consistent manner for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

26    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

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

	February 27, 2016		February 28, 2015		March 1, 2014
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$1,046.0	55.3%	$1,100.1	58.4%	$1,067.8	59.6%
Less: Delivery and fulfillment net costs	42.5	2.2%	32.9	1.7%	14.0	0.8%
Store occupancy costs	298.6	15.7%	298.7	15.8%	288.4	16.1%

Gross profit (GAAP)	705.0	37.3%	768.5	40.8%	765.3	42.7%
Less: Compensation for operations	260.2	13.7%	270.4	14.3%	256.4	14.3%
Operational expenses	90.5	4.8%	85.6	4.5%	78.2	4.4%

Contribution from operations (non-GAAP)	354.3	18.7%	412.5	21.9%	430.7	24.0%
Less: Other nonoperating (income)/expense	0.9	0.0%	(2.8)	(0.1%)	(1.0)	(0.1%)
Marketing and other SG&A	228.2	12.1%	238.9	12.7%	216.4	12.1%

EBITDA (non-GAAP)	125.2	6.6%	176.3	9.4%	215.4	12.0%
Less: Income tax provision	23.5	1.2%	45.2	2.4%	67.1	3.7%
Interest expense, net	11.1	0.6%	9.6	0.5%	1.8	0.1%
Depreciation	50.9	2.7%	46.3	2.4%	38.9	2.2%

Net income (GAAP)	$39.6	2.1%	$75.2	4.0%	$107.5	6.0%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $115.2 million at the end of fiscal 2016, an increase of $15.2 million from the fiscal 2015 year-end balance. The increase was primarily due to cash provided by operating activities of $164.0 million, partially offset by the utilization of cash to fund the Company’s capital investments and to return excess capital to shareholders, including $51.8 million for capital expenditures, $75.0 million to repurchase shares of the Company’s common stock under the April 2014 program and $23.7 million for cash dividends.

The Company’s cash and cash equivalents totaled $100.1 million at the end of fiscal 2015, a decrease of $26.6 million from the fiscal 2014 year-end balance of $126.7 million. The decrease was primarily the result of the utilization of cash to support the Company’s growth plan and return of excess capital to shareholders, including $81.9 million for capital expenditures, $185.5 million to repurchase shares of the Company’s common stock under the board approved share repurchase programs and cash dividends of $21.6 million. These expenditures were partially offset by cash provided by operating activities of $65.7 million and net proceeds of $198.0 million from the closing of the Term Loan Facility.

Cash Flows from Operating Activities

Operating activities provided $164.0 million of cash in fiscal 2016, primarily as a result of net income adjusted for non-cash items as well as a decrease in inventory. Inventory levels at the end of fiscal 2016 were $405.9 million, a decrease of $73.0 million, or 15%, from the end of fiscal 2015. The increase in cash flows from operating activities for fiscal 2016 compared to fiscal 2015 is due to favorable changes in cash flows primarily related to inventories.

Operating activities provided $65.7 million of cash in fiscal 2015, primarily as a result of $75.2 million of net income and a $26.3 million increase in accounts payable and other liabilities, primarily due to increased purchases of merchandise, offset by a $101.2

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

million increase in inventory. The increase in inventory over fiscal 2014 was primarily due to increased purchases during fiscal 2015 in anticipation of higher forecasted sales including increased inventory for the Company’s special order program and additional purchases made due to the shift in the timing of Chinese New Year.

Cash Flows from Investing Activities

During fiscal 2016, the Company’s investing activities used $51.7 million, compared to $83.3 million during fiscal 2015. Total capital expenditures in fiscal 2016 were $51.8 million, which were deployed toward infrastructure and technology development, supply chain upgrades, existing store improvements and new store openings. The Company expects total capital expenditures to be approximately $55 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

During fiscal 2015, the Company’s investing activities used $83.3 million, compared to $70.2 million during fiscal 2014. Total capital expenditures in fiscal 2015 were $81.9 million, which were deployed toward the opening of 30 new stores, new merchandise fixtures for existing stores, other leasehold improvements, and technology and infrastructure initiatives, including enhancements to the omni-channel platform. The Company also invested in its distribution network and completed its second fulfillment center in Columbus, Ohio.

Cash Flows from Financing Activities

Financing activities for fiscal 2016 used $97.2 million, primarily resulting from cash outflows of $75.0 million for repurchases of the Company’s common stock pursuant to the April 2014 program and the payment of quarterly cash dividends of $0.07 per share per quarter for each quarter of fiscal 2016, totaling $23.7 million. See “Share Repurchase Program” below for more information.

Financing activities for fiscal 2015 used $9.0 million of cash, primarily related to cash outflows of $185.5 million for repurchases of the Company’s common stock pursuant to the April 2014 program and the share repurchase program approved by the Board in October of 2013, which included $11.6 million for shares repurchased in fiscal 2014 that settled in fiscal 2015, and the payment of quarterly cash dividends of $0.06 per share per quarter for each quarter of fiscal 2015, totaling $21.6 million. This utilization of cash was offset by $198.0 million of net proceeds from borrowings under the Term Loan Facility. See “Revolving Credit Facility,” “Term Loan Facility” and “Share Repurchase Program” below for more information.

Revolving Credit Facility

The Company completed a second amendment to its Revolving Credit Facility in April of 2014, in order to allow additional borrowings under the Term Loan Facility that closed at the same time. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $341.4 million as of February 27, 2016. Under the Revolving Credit Facility, the Company had no cash borrowings and $37.6 million in letters of credit and bankers’ acceptances outstanding, with $303.8 million remaining available for cash borrowings, all as of February 27, 2016.

Term Loan Facility

The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of February 27, 2016, the Company had $197.0 million outstanding under the Term Loan Facility with a carrying value of $192.9 million, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the facility. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay borrowings under the Term Loan Facility at any time. The fair value of the Term Loan Facility was approximately $188.1 million as of February 27, 2016, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price

28    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Share Repurchase Program

During fiscal 2016, the Company repurchased approximately 8% of the Company’s common stock outstanding at the beginning of the year under the April 2014 program. As of February 27, 2016, the Company had repurchased 12,669,435 shares of its common stock under the April 2014 program at a weighted average cost of $12.06 per share for a total cost of $152.8 million, and $47.2 million remained available for further repurchases. In fiscal 2016, the Company had cash outflows of $75.0 million related to shares of common stock repurchased in fiscal 2016. Subsequent to year end, through April 20, 2016, under the April 2014 program, the Company utilized a total of $0.8 million to repurchase 120,000 shares of the Company’s common stock at a weighted average price per share of $7.01 and $46.3 million remained available for further repurchases under that program.

During fiscal 2015, the Company repurchased approximately 10% of the Company’s common stock outstanding at the beginning of fiscal 2015 under the share repurchase program announced in October of 2013 and the April 2014 program. The Company’s share repurchase program announced on October 18, 2013, was completed on April 10, 2014 with total repurchases during fiscal 2015 of 5,071,812 shares at a weighted average cost of $18.95 per share for a total cost of $96.1 million. The April 2014 program was announced on April 10, 2014. As of February 28, 2015, the Company had repurchased 5,208,500 shares of its common stock under the April 2014 program at a weighted average cost of $14.94 per share for a total cost of $77.8 million, and $122.2 million remained available for further repurchases. In fiscal 2015, the Company had cash outflows of $185.5 million related to share repurchases. These share repurchases included $173.9 million for shares of common stock repurchased in fiscal 2015 and $11.6 million for shares of common stock repurchased in fiscal 2014 that settled in fiscal 2015.

Dividends Payable

On April 13, 2016, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 per share quarterly cash dividend will be paid on May 11, 2016, to shareholders of record on April 27, 2016.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Contractual Obligations

A summary of the Company’s contractual obligations and other commercial commitments as of February 27, 2016, is listed below (in thousands):

		Amount of Commitment per Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$1,253,629	$237,436	$390,121	$266,865	$359,207
Purchase obligations (1)	191,964	191,964	—	—	—
Standby letters of credit (2)	27,891	27,891	—	—	—
Industrial revenue bonds (2)	9,500	—	—	—	9,500
Interest on industrial revenue bonds (3)	41	4	8	8	21
Interest and related fees on revolving credit facility (4)	1,628	1,251	377	—	—
Term loan facility	197,000	2,000	4,000	4,000	187,000
Interest and related fees on term loan facility (5)	44,409	8,775	17,280	16,920	1,434
Other obligations (6) (7)	55,807	2,862	31,762	2,070	19,113

Total	$1,781,869	$472,183	$443,548	$289,863	$576,275
(1)

As of February 27, 2016, the Company had approximately $192.0 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has an outstanding standby letter of credit totaling $9.7 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(3)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2016 year end and exclude fees for the related standby letter of credit, as these fees are included in interest and related fees on the Revolving Credit Facility.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused balance fees on the Company’s Revolving Credit Facility. Fees are calculated based upon balances at fiscal 2016 year end and the applicable rates in effect under the terms of the Revolving Credit Facility.

(5)

The interest rates on the Company’s Term Loan Facility are variable. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2016 year end. Currently a principal reduction in the amount of $0.5 million is made on the last day of each calendar quarter, therefore the principal is reduced by $2.0 million annually.

(6)

Other obligations include various commitments including the Company’s liability under its unfunded retirement plans. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(7)

Excluded from this table, but recorded on the Company’s balance sheet, is the portion of reserves for uncertain tax positions of $1.0 million for which the Company is not reasonably able to estimate when or if cash settlement with the respective taxing authority will occur.

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations to certain participants in the Company’s supplemental retirement plans. The assets of the two sub-trusts consisted of interest bearing investments of less than $0.1 million at both February 27, 2016 and February 28, 2015, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets are included in other noncurrent assets and are comprised of investments and life insurance policies. The investments totaled $9.9 million and $10.6 million at February 27, 2016 and February 28, 2015, respectively. The investments were held primarily in mutual funds and are stated at fair value. These sub-trusts also own and are the beneficiaries of life insurance policies on the lives of former key executives. These policies are stated at fair value. The cash surrender value of the policies was approximately $5.9 million and $5.7 million as of February 27, 2016 and February 28, 2015, respectively, and the death benefit was approximately $11.4 million and $11.3 million, respectively.

In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of former key executives that were unrestricted as to use at the end of fiscal 2016. The cash surrender value of the unrestricted policies was approximately $13.4 million and $13.1 million at February 27, 2016 and February 28, 2015, respectively, and was included in other noncurrent assets. These policies had a death benefit of approximately $20.1 million and $19.9 million as of February 27, 2016 and February 28, 2015, respectively. At the discretion of the Company’s Board, contributions of cash or unrestricted life insurance policies may be made to one or more of the sub-trusts.

Sources of Working Capital

The Company’s sources of working capital for fiscal 2016 were primarily cash from operations and the Revolving Credit Facility. The Company has a variety of sources for liquidity, which include available cash balances and borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. The Company’s current plans for fiscal 2017 include a capital expenditure plan slightly higher than fiscal 2016 and continuation of cash dividends and repurchases of the Company’s common stock. The Company does not presently anticipate any other significant cash outflows in fiscal 2017 other than those discussed herein or those occurring in the normal course of business.

30    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures. The Company’s focus remains on managing inventory purchases, managing those inventories, and continuing to evolve the Company’s merchandise offerings while also maximizing its revenues, seeking out ways to make its cost base more efficient and effective and preserving liquidity. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, including debt-related payments, capital expenditure requirements, cash dividends and share repurchases through fiscal 2017.

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

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. Should actual returns differ from the Company’s estimated reserve for merchandise returns, revisions to the estimate may be required. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts billed to customers for shipping and handling are included in net sales.

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

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost or market value. Cost is calculated based upon the actual landed cost of an item at the time it is received in the Company’s distribution center using vendor invoices, the cost of warehousing and transporting merchandise to the stores and other direct costs associated with purchasing merchandise. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns reduce the retail price of such slow-moving merchandise as needed. Since the determination of carrying values of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

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

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

at substantially all stores and distribution and fulfillment centers during each period presented in the financial statements. Although inventory shrinkage rates have not fluctuated significantly in recent years, should actual rates differ from the Company’s estimates, revisions to the inventory shrinkage expense may be required.

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

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as noncurrent. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries, for which the Company records estimated reserves for unrecognized tax benefits for both domestic and foreign income tax issues. At any point in time, multiple tax years are subject to audit by these various jurisdictions. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its reserves for unrecognized tax benefits or its deferred tax assets or liabilities, which could impact its effective tax rate.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

32    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 28, 2015.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, periodically, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. On occasion, the Company may consider utilizing contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales and the impact was immaterial. At February 27, 2016, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable rate debt. The expected interest rate exposure on the Company’s Revolving Credit Facility, Term Loan Facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 27, 2016, the Company had $202.3 million (net of unamortized discounts and debt issuance costs) in long-term debt outstanding related to its Term Loan Facility and industrial revenue bonds and no cash borrowings outstanding on its Revolving Credit Facility. The Company expects to pay interest totaling approximately $9.0 million per year on the Term Loan Facility based upon rates in effect at the end of fiscal 2016. A hypothetical 100 basis point increase in the interest rate would result in approximately $2.0 million of additional interest expense under the Term Loan Facility.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 27, 2016 and February 28, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 27, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 27, 2016 and February 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 27, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and ASU 2015-03 “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of February 27, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 26, 2016

34    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Net sales	$1,892,230	$1,884,557	$1,791,443
Cost of sales	1,187,250	1,116,076	1,026,180

Gross profit	704,980	768,481	765,263
Selling, general and administrative expenses	578,828	594,906	550,890
Depreciation	50,944	46,304	38,873

Operating income	75,208	127,271	175,500
Nonoperating (income) and expenses:
Interest, investment income and other	(237)	(3,391)	(1,721)
Interest expense	12,280	10,260	2,572

	12,043	6,869	851

Income before income taxes	63,165	120,402	174,649
Income tax provision	23,531	45,240	67,118

Net income	$39,634	$75,162	$107,531

Earnings per share:
Basic	$0.47	$0.83	$1.03

Diluted	$0.46	$0.82	$1.01

Dividends declared per share:	$0.28	$0.24	$0.21

Average shares outstanding during period:
Basic	84,939	91,081	104,121

Diluted	85,370	92,128	106,248

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Net income	$39,634	$75,162	$107,531
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of taxes of $801, $1,339 and $857, respectively	(2,299)	(3,729)	(2,391)
Pension adjustments, net of taxes of $(1,051), $89 and $(701), respectively	1,647	(142)	1,105

Other comprehensive loss	(652)	(3,871)	(1,286)

Comprehensive income	$38,982	$71,291	$106,245

The accompanying notes are an integral part of these financial statements.

36    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

CONSOLIDATED BALANCE SHEETS

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	February 27, 2016	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $110,413 and $69,572, respectively	$115,221	$100,064
Accounts receivable, net of allowance for doubtful accounts of $428 and $396, respectively	22,639	29,405
Inventories	405,859	478,843
Prepaid expenses and other current assets	31,175	45,273

Total current assets	574,894	653,585
Properties and equipment, net	207,633	214,048
Other noncurrent assets	36,664	39,251

	$819,191	$906,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,570	$102,762
Gift cards and other deferred revenue	64,081	63,002
Accrued income taxes payable	6,324	13,505
Current portion of long-term debt	2,000	2,000
Other accrued liabilities	101,712	106,781

Total current liabilities	246,687	288,050
Long-term debt	200,255	201,426
Other noncurrent liabilities	87,492	80,141
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized 125,232,000 issued	125	125
Paid-in capital	211,019	222,438
Retained earnings	729,537	713,575
Cumulative other comprehensive loss	(10,637)	(9,985)
Less—41,760,000 and 35,320,000 common shares in treasury, at cost, respectively	(645,287)	(588,886)

Total shareholders’ equity	284,757	337,267
	$819,191	$906,884

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    37

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Cash flows from operating activities:
Net income	$39,634	$75,162	$107,531
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	55,830	49,472	40,990
Stock-based compensation expense	5,065	7,332	11,984
Deferred compensation, net	5,641	8,244	6,739
Deferred income taxes	4,617	7,647	13,907
Excess tax benefit from stock-based awards	(585)	(2,936)	(2,265)
Amortization of deferred gains	(1,907)	(3,575)	(3,180)
Change in reserve for uncertain tax positions	1,080	(1,078)	6,241
Other	1,848	(2,244)	(3,665)
Change in cash from:
Inventories	72,984	(101,193)	(21,597)
Prepaid expenses and other assets	20,560	356	(3,469)
Accounts payable and other liabilities	(33,611)	26,330	14,034
Accrued income taxes payable, net of payments	(7,109)	2,174	(8,018)

Net cash provided by operating activities	164,047	65,691	159,232

Cash flows from investing activities:
Capital expenditures	(51,813)	(81,859)	(80,306)
Proceeds from disposition of properties	18	35	12,593
Proceeds from sale of restricted investments	9,020	1,715	758
Purchase of restricted investments	(8,914)	(3,192)	(3,196)

Net cash used in investing activities	(51,689)	(83,301)	(70,151)

Cash flows from financing activities:
Cash dividends	(23,672)	(21,627)	(21,697)
Purchases of treasury stock	(75,000)	(185,540)	(192,284)
Proceeds from stock options exercised, stock purchase plan and other, net	2,886	1,846	18,923
Excess tax benefit from stock-based awards	585	2,936	2,265
Issuance of long-term debt, net of discount	—	198,000	—
Repayments of long-term debt	(2,000)	(1,000)	—
Debt issuance costs	—	(3,636)	(1,149)
Borrowings under revolving line of credit	63,000	60,000	—
Repayments of borrowings under revolving line of credit	(63,000)	(60,000)	—

Net cash used in financing activities	(97,201)	(9,021)	(193,942)

Change in cash and cash equivalents	15,157	(26,631)	(104,861)
Cash and cash equivalents at beginning of period	100,064	126,695	231,556

Cash and cash equivalents at end of period	$115,221	$100,064	$126,695
Supplemental cash flow information:
Interest paid	$12,186	$10,213	$3,133

Income taxes paid, net of refund	$26,219	$42,142	$56,659

The accompanying notes are an integral part of these financial statements.

38    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance March 2, 2013	106,326	$125	$233,518	$574,206	$(4,828)	$(265,890)	$537,131
Net income		—	—	107,531	—	—	107,531
Other comprehensive loss	—	—	—	—	(1,286)	—	(1,286)
Purchases of treasury stock	(9,788)	—	—	—	—	(203,892)	(203,892)
Stock-based compensation expense	680	—	2,381	—	—	9,603	11,984
Exercise of stock options, stock purchase plan, and other	1,497	—	(262)	—	—	19,923	19,661
Cash dividends ($0.21 per share)	—	—	—	(21,697)	—	—	(21,697)

Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432

Net income		—	—	75,162	—	—	75,162
Other comprehensive loss	—	—	—	—	(3,871)	—	(3,871)
Purchases of treasury stock	(10,280)	—	—	—	—	(173,932)	(173,932)
Stock-based compensation expense	875	—	(7,605)	—	—	14,937	7,332
Exercise of stock options, stock purchase plan, and other	602	—	(5,594)	—	—	10,365	4,771
Cash dividends ($0.24 per share)	—	—	—	(21,627)	—	—	(21,627)

Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267

Net income		—	—	39,634	—	—	39,634
Other comprehensive loss	—	—	—	—	(652)	—	(652)
Purchases of treasury stock	(7,461)	—	—	—	—	(75,000)	(75,000)
Stock-based compensation expense	760	—	(8,683)	—	—	13,748	5,065
Exercise of stock options, stock purchase plan, and other	261	—	(2,736)	—	—	4,851	2,115
Cash dividends ($0.28 per share)	—	—	—	(23,672)	—	—	(23,672)

Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    39

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

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and on its website and conducts business as one operating segment. During fiscal 2016, 2015 and 2014, respectively, the Company’s domestic operations provided 93.1%, 92.4% and 92.0% of its net sales, with 6.3%, 6.9% and 7.3% provided by stores in Canada, and the remainder from royalties received primarily from Sears Operadora de Mexico S.A. de C.V. As of February 27, 2016, February 28, 2015 and March 1, 2014, $3,837,000, $4,707,000 and $5,578,000, respectively, of the Company’s long-lived assets were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

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

Revised presentation of credit card fees — The Company has revised the presentation of the reporting of credit and debit card fees (“Credit Card Fees”) for all periods presented. The Company previously reported Credit Card Fees as a reduction to net sales and has revised its presentation to report Credit Card Fees as a component of selling, general and administrative (“SG&A”) expenses. This revised presentation results in an immaterial increase to both net sales and SG&A expenses. There is no impact to operating income, net income, the balance sheet or statement of cash flows.

The following table shows the revised presentation of net sales and SG&A expenses for the years ended February 27, 2016, February 28, 2015 and March 1, 2014, to illustrate the effect of the revised presentation of Credit Card Fees, net, on the Company’s financial statements (in thousands):

	Year Ended
	February 27, 2016		February 28, 2015		March 1, 2014
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Net sales (Historical Presentation)	$1,870,252	100.0%	$1,865,782	100.0%	$1,771,743	100.0%
Add back: Credit Card Fees, net (1)	21,978		18,775		19,700

Net sales (Revised Presentation)	$1,892,230	100.0%	$1,884,557	100.0%	$1,791,443	100.0%

SG&A (Historical Presentation)	$556,850	29.8%	$576,131	30.9%	$531,190	30.0%
Add back: Credit Card Fees, net (1)	21,978		18,775		19,700

SG&A (Revised Presentation)	$578,828	30.6%	$594,906	31.6%	$550,890	30.8%
(1)	Fiscal 2015 included a reduction of Credit Card Fees based upon a settlement agreement.

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2016 ended February 27, 2016, fiscal 2015 ended February 28, 2015 and fiscal 2014 ended March 1, 2014. Fiscal 2016, 2015 and 2014 consisted of 52-week years.

40    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in trusts to satisfy retirement obligations and are classified as non-current assets. As of February 27, 2016 and February 28, 2015, the Company’s short-term investments classified as cash equivalents included investments primarily in mutual funds totaling $110,413,000 and $69,572,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive loss. As of February 27, 2016, February 28, 2015 and March 1, 2014, the Company had cumulative other comprehensive loss balances of $(9,724,000), $(7,425,000) and $(3,696,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2016, 2015 and 2014 resulted in other comprehensive loss, net of tax, as applicable, of $(2,299,000), $(3,729,000) and $(2,391,000), respectively.

Concentrations of risk — The Company has risk of geographic concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 58% of its sales derived from merchandise produced in China, 16% derived from merchandise produced in India and 17% collectively derived from merchandise produced in Vietnam, Indonesia and the United States. The remaining sales were from merchandise produced in various other countries around the world.

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of February 27, 2016 or February 28, 2015, unless otherwise disclosed.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

Periodically, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. As of February 27, 2016 and February 28, 2015, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. The changes in fair value and settlement of these contracts were not material and were included in cost of sales for forward contracts related to merchandise purchases, and in SG&A expenses for forward contracts associated with the repatriation of Canadian funds.

When the Company enters into forward foreign currency exchange contracts, it enters into them with major financial institutions and monitors its positions with, and the credit quality of, these counterparties to such financial instruments.

Accounts receivable — The Company’s accounts receivable are stated at carrying value less an allowance for doubtful accounts. These receivables consist largely of third-party credit card receivables for which collection is reasonably assured. The remaining receivables are periodically evaluated for collectability, and an allowance for doubtful accounts is recorded as appropriate. At the end of fiscal 2015, accounts receivable included $6,655,000 related to life insurance settlement proceeds that were received during the first quarter of fiscal 2016.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. The reserves for estimated shrinkage at the end of fiscal 2016 and 2015 were $5,312,000 and $5,105,000, respectively.

Properties and equipment, net — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the assets, generally 30 years for buildings and three to ten years for equipment, furniture and fixtures. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation related to the Company’s distribution and fulfillment centers, including related equipment, is included in cost of sales. All other depreciation costs are included in depreciation and were $50,944,000, $46,304,000 and $38,873,000 in fiscal 2016, 2015 and 2014, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually or whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the impairment analysis indicates that the carrying value of the assets exceeds the sum of the expected undiscounted cash flows, the assets may be considered impaired. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded no material impairment charges in fiscal 2016, 2015 or 2014.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 per occurrence. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $25,399,000 and $22,845,000 at February 27, 2016 and February 28, 2015, respectively. The recorded liability for general liability claims and fees was $4,585,000 and $4,455,000 at February 27, 2016 and February 28, 2015, respectively.

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The reserves for estimated merchandise returns at the end of fiscal 2016 and 2015 were $4,227,000 and $2,859,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties received from Sears Operadora de Mexico S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V. Amounts billed to customers for shipping and handling are included in net sales.

Cost of sales — Cost of sales includes the cost of the merchandise, buying expenses, costs related to the Company’s distribution network (including depreciation) and store occupancy expenses. The costs incurred by the Company for shipping and handling are recorded in cost of sales.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $4,925,000, $3,938,000 and $4,455,000 in fiscal 2016, 2015 and 2014, respectively.

Leases — The Company leases certain property consisting principally of retail stores, warehouses, its home office and material handling and office equipment under operating leases expiring through fiscal 2029. Most retail store locations were leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the future minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over the lease term, including free rent periods prior to the opening of its stores. The portion of rent expense applicable to a store before opening is included in SG&A expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears probable that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term.

Advertising costs — Advertising production costs are expensed the first time the advertising occurs and all other advertising costs are expensed as incurred. Advertising costs primarily include event and seasonal mailers, radio, newspaper and television and were $66,289,000, $81,483,000 and $76,071,000 in fiscal 2016, 2015 and 2014, respectively. Prepaid advertising at the end of fiscal years 2016 and 2015 was $3,639,000 and $4,269,000, respectively.

Defined benefit plans — The Company maintains supplemental retirement plans for certain of its current and former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are

42    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheet and are classified as noncurrent. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries, for which the Company records estimated reserves for unrecognized tax benefits for both domestic and foreign income tax issues. At any point in time, multiple tax years are subject to audit by these various jurisdictions. However, the timing of these audits and negotiations with taxing authorities may yield results different from those currently estimated. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

Earnings per share — Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock.

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Net income	$39,634	$75,162	$107,531

Weighted average shares outstanding:
Basic	84,939	91,081	104,121
Effect of dilutive stock options	316	696	1,268
Effect of dilutive restricted stock	115	351	859

Diluted	85,370	92,128	106,248

Earnings per share:
Basic	$0.47	$0.83	$1.03

Diluted	$0.46	$0.82	$1.01

Outstanding stock options totaling 402,311 for fiscal 2016, 114,623 for fiscal 2015 and 6,624 for fiscal 2014 were excluded from the computation of earnings per share, as the effect would be antidilutive.

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

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of any forfeiture adjustments was not material.

Adoption of new accounting standards — In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest — Imputation of Interest.” To simplify presentation of debt issuance costs, the amendments in this standard would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this standard. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250, “Interest — Imputation of Interest (Subtopic 835-30),” which has been deleted. The Company early adopted the provisions of this guidance during the fiscal year ended February 27, 2016 and applied it retrospectively to all periods presented. The required presentation is included in the Consolidated Balance Sheets and Note 4 of the Notes to Consolidated Financial Statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-05, “Customers Accounting for Cloud Computing Costs.” The standard provides more specific guidance related to how companies account for cloud computing costs. The standard is effective for the Company prospectively beginning in fiscal 2017. The Company has evaluated the impact of this new guidance, and it has determined this new guidance does not currently have a material impact on its financial statements.

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

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The standard defers the effective date of revenue standard Accounting Standards Update 2014-09 by one year for all entities and permits early adoption on a limited basis. The standard is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 for the Company. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company early adopted the provisions of this guidance during the fiscal year ended February 27, 2016 and applied it retrospectively to all periods presented. The required presentation is included in the Consolidated Balance Sheets and Note 7 of the Notes to Consolidated Financial Statements.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The guidance will require lessees to reflect most leases on the balance sheet. The standard is effective for the Company beginning in fiscal 2020. Early adoption is permitted. The standard must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning in fiscal 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

44    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are summarized as follows at February 27, 2016 and February 28, 2015 (in thousands):

	2016	2015
Land	$535	$535
Buildings	8,087	8,087
Equipment, furniture, fixtures and other	355,561	342,407
Leasehold improvements	210,546	213,148
Computer software	101,391	89,271
Projects in progress	13,271	6,837

	689,391	660,285
Less accumulated depreciation	481,758	446,237

Properties and equipment, net	$207,633	$214,048

NOTE 3 — OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at February 27, 2016 and February 28, 2015 (in thousands):

	2016	2015
Accrued payroll and other employee-related liabilities	$54,034	$59,422
Accrued taxes, other than income	23,718	23,160
Rent-related liabilities	7,966	7,854
Other	15,994	16,345

Other accrued liabilities	$101,712	$106,781

Rent-related liabilities	$29,467	$26,263
Deferred gains	4,594	5,666
Retirement benefits	42,634	41,791
Other	10,797	6,421

Other noncurrent liabilities	$87,492	$80,141

NOTE 4 — LONG-TERM DEBT AND AVAILABLE CREDIT

Industrial Revenue Bonds — The Company has industrial revenue bonds outstanding totaling $9,500,000 at February 27, 2016 and February 28, 2015. The Company’s industrial revenue bonds have been outstanding since fiscal 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 1.7%, 1.7% and 1.9% for fiscal 2016, 2015 and 2014, respectively.

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). The Company completed a second amendment to its Revolving Credit Facility in April of 2014, in order to allow additional borrowings under a senior secured term loan facility (“Term Loan Facility”) which closed at the same time. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. Provided that there is no default and no default would occur as a result thereof, the Company may request that the Revolving Credit Facility be increased to an amount not to exceed $450,000,000. The Revolving Credit Facility matures in June 2018 and is secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings will bear interest, payable quarterly

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or, if earlier, at the end of each interest period, at either (a) the LIBOR rate plus a spread varying from 125 to 175 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate (as defined in the Revolving Credit Facility) plus a spread varying from 25 to 75 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility. The Company pays a fee ranging from 125 to 175 basis points per year for standby letters of credit depending on the average daily availability as defined by the facility, 62.5 to 87.5 basis points per year for trade letters of credit, and a commitment fee of 25 basis points per year for any unused amounts. As of February 27, 2016 and February 28, 2015, the fee for standby letters of credit was 125 basis points per year and 62.5 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

The Revolving Credit Facility includes a requirement that the Company has minimum availability equal to the greater of 10% of the line cap, as defined under the Revolving Credit Facility, or $20,000,000. The Company’s Revolving Credit Facility may limit the ability of the Company to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case, subject to certain exceptions. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30.0% of the lesser of either $350,000,000 or the calculated borrowing base.

During fiscal 2016 and 2015 the Company repaid all cash borrowings under the Revolving Credit Facility. During fiscal 2014 there were no cash borrowings under the Revolving Credit Facility. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined by the agreement, which was $341,423,000 as of February 27, 2016. The borrowing base calculation is subject to advance rates and commercially reasonable availability reserves. As of February 27, 2016, the Company utilized approximately $37,606,000 in letters of credit and bankers’ acceptances against the Revolving Credit Facility. Of the outstanding balance, approximately $21,031,000 related to a standby letter of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to a standby letter of credit related to the Company’s industrial revenue bonds and $6,860,000 related to other miscellaneous standby letters of credit. After excluding the $37,606,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $303,817,000 remained available for cash borrowings.

Term Loan Facility — The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. The Company’s weighted average effective interest rate, including fees, was 5.1% for fiscal 2016. As of February 27, 2016, the Company had $197,000,000 in borrowings under the Term Loan Facility with a carrying value of $192,865,000, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time. The fair value of the Term Loan Facility was approximately $188,135,000 as of February 27, 2016, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

46    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Facility matures as follows (in thousands):

Fiscal Year	Amount
2017	$2,000
2018	2,000
2019	2,000
2020	2,000
Thereafter	189,000

Total	197,000
Debt Issuance Costs	(2,672)
Debt Discount	(1,463)

Total Debt	$192,865

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan (“Qualified Plan”) to all of its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of six months. During fiscal 2016, 2015 and 2014, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. Company contributions to the plan were $2,823,000, $2,455,000 and $2,071,000 in fiscal 2016, 2015 and 2014, respectively.

In addition, the Company offers non-qualified deferred compensation plans (“Non-Qualified Plans”) for the purpose of providing deferred compensation for certain employees whose benefits under the Qualified Plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for the Non-Qualified Plans was $13,000, $1,269,000 and $1,381,000 for fiscal 2016, 2015 and 2014, respectively. The decrease from fiscal 2015 resulted from lower earnings on deferrals. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of the Non-Qualified Plans, and contributed $1,223,000 and used $1,344,000 to satisfy a portion of retirement obligations during fiscal 2016. The Company also contributed $3,192,000 and used $1,715,000 to satisfy a portion of retirement obligations during fiscal 2015. The trusts’ assets included investments and life insurance policies on the lives of former key executives. As of February 27, 2016 and February 28, 2015, the trusts’ investments had an aggregate value of $9,853,000 and $10,571,000, respectively. The investments were held primarily in mutual funds and are classified as other noncurrent assets. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for the restricted investments as trading securities. The life insurance policies held in the trusts are carried at fair value and were classified as other noncurrent assets. The policies had cash surrender values of $5,912,000 and $5,736,000, and death benefits of $11,355,000 and $11,336,000 as of February 27, 2016 and February 28, 2015, respectively. The trusts’ assets are restricted and may only be used to satisfy obligations to the Non-Qualified Plans’ participants.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. At the discretion of the Company’s Board such policies could be contributed to the trusts described above or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of the unrestricted policies was $13,432,000 and $13,096,000, and the death benefit was $20,100,000 and $19,927,000 as of February 27, 2016 and February 28, 2015, respectively. The cash surrender value of these policies is included in other noncurrent assets.

The Company maintains supplemental retirement plans for certain of its current and former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the plans of $3,555,000, $5,993,000 and $4,023,000 in fiscal 2016, 2015 and 2014, respectively.

These plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the plans’ obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $32,000 and $17,000 as of February 27, 2016 and February 28, 2015, respectively, which are included in other noncurrent assets. The investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for the restricted investments as available-for-sale securities. During fiscal 2016, the Company contributed

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$7,691,000 and used $7,676,000 to fund retirement benefits and taxes for the Company’s former chief financial officer, who retired during fiscal 2015 and received payment during fiscal 2016. During fiscal 2015, there were no cash contributions made to the trust and no restricted investments were sold to fund retirement benefits. Any future contributions will be made at the discretion of the Company’s Board. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $127,000 during fiscal 2017, $127,000 during fiscal 2018, $28,460,000 during fiscal 2019, $172,000 during fiscal 2020, $246,000 during fiscal 2021 and $1,214,000 during fiscal years 2022 through 2026 under the plans.

Measurement of obligations for the plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the plans as of February 27, 2016 and February 28, 2015 (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$25,404	$27,481
Service cost	1,468	1,402
Interest cost	634	823
Actuarial loss	812	2,772
Benefits paid (including settlements)	(127)	(7,707)
Curtailment	—	633

Projected benefit obligation, end of year	$28,191	$25,404

Reconciliation of funded status:
Projected benefit obligation	$28,191	$25,404
Plan assets	—	—

Funded status	$(28,191)	$(25,404)

Accumulated benefit obligation	$(28,191)	$(25,404)

Amounts recognized in the balance sheets:
Current liability	$(127)	$(127)
Noncurrent liability	(28,064)	(25,277)
Accumulated other comprehensive loss, pre-tax	3,719	4,361

Net amount recognized	$(24,472)	$(21,043)

Cumulative other comprehensive loss, net of taxes of $2,871 and $3,121 in fiscal 2016 and 2015, respectively	$850	$1,240

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	2.75%	2.50%
Lump-sum conversion discount rate	3.50%	4.00%
Rate of compensation increase (1)	3.00%	3.00%
Net periodic benefit cost for years ended:
Discount rate	2.50%	3.00%
Lump-sum conversion discount rate	4.00%	5.00%
Rate of compensation increase	0.00%	0.00%
(1)

The rate of compensation increase shown above assumes an increase of 0% for fiscal year 2017 and 3% for fiscal years thereafter, except for the Company’s CEO. The CEO’s rate of compensation is governed by his employment agreement.

The Company’s former chief financial officer retired on February 10, 2015. As of his retirement date, he had earned under one of the plans an early retirement benefit payment of $7,573,981, which was not included in the projected benefit obligation at fiscal 2015 year end. The benefit payment was paid during fiscal 2016 and was included in other accrued liabilities at fiscal 2015 year end.

48    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost included the following actuarially determined components during fiscal 2016, 2015 and 2014 as shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	2016	2015	2014
Service cost	$1,468	$1,402	$1,456
Interest cost	634	823	765
Amortization of unrecognized prior service cost	59	410	410
Amortization of net actuarial loss	1,394	1,329	1,392
Settlement	—	1,248	—
Curtailment	—	781	—

Net periodic benefit cost	$3,555	$5,993	$4,023

As of February 27, 2016 and February 28, 2015, cumulative other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $118,000 and $178,000, and net actuarial loss of $3,601,000 and $4,183,000, respectively. During fiscal 2016, 2015 and 2014, $(812,000), $(2,772,000) and $188,000, respectively, were recognized in other comprehensive income related to net actuarial gain (loss) for the period. The estimated prior service cost and net actuarial loss that will be amortized from cumulative other comprehensive loss into net periodic benefit cost in fiscal 2017 are $59,000 and $1,800,000, respectively.

NOTE 6 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY

The Pier 1 Imports, Inc. 2015 Stock Incentive Plan (“2015 Plan”) was approved by the shareholders on June 25, 2015. The aggregate number of shares available for issuance under the 2015 Plan included a new authorization of 2,500,000 shares, plus shares (not to exceed 2,507,407 shares) that remained available for grant under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”), increased by the number of shares subject to outstanding awards under the 2006 Plan as of June 25, 2015 (not to exceed 3,009,974 shares), that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent that they are exercised for or settled in vested and non-forfeitable shares of common stock or that are withheld for payment of applicable employment taxes and/or withholding obligations of an award), subject to adjustment in the event of stock splits and certain other corporate events. As of February 27, 2016, there were a total of 5,283,699 shares available for issuance under the 2015 Plan.

Restricted stock awarded to the Chief Executive Officer — On June 13, 2012, upon the recommendation of the Compensation Committee, the Board of Directors approved a renewal and extension of the employment agreement for the Chief Executive Officer (“CEO”). This renewal and extension provided that a total of 1,125,000 shares of restricted stock were awarded over a three-year period that began during fiscal 2014. 540,000 of the shares were time-based and the remaining 585,000 shares were performance-based. In accordance with the accounting guidance on equity compensation, all 540,000 shares of the time-based restricted stock included in the renewed and extended employment agreement had a grant date as of the date of the employment agreement, which was June 13, 2012. On the date the employment agreement was signed, June 13, 2012, both the Company and the CEO had a mutual understanding of all key terms and conditions related to the time-based restricted stock awards, and the Company became obligated to issue the restricted stock awards to the CEO, subject only to his continued employment. In addition, all necessary approvals from both the Company’s Compensation Committee and Board of Directors were obtained on June 13, 2012, for the restricted stock awards. Therefore, on June 13, 2012, the Company began expensing these time-based shares, which had a grant date fair value of $15.58 per share. The Company did not begin expensing any of the performance-based awards during fiscal 2013 because the performance-based metrics, which are a key term of the awards, had not been established and, therefore, both parties did not have a mutual understanding of all key terms of the performance-based awards.

During fiscal 2016, pursuant to the renewed and extended agreement described above, the CEO received performance-based shares of restricted stock that vest equally over a period of three fiscal years if the Company achieves certain fiscal year targeted levels of a performance measure for each year as defined in his employment agreement and related award agreements. Shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of the performance measure are achieved. The vesting of performance-based shares will occur on the date the Company’s Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”) for each respective fiscal year. In accordance with accounting guidelines, one-third of the performance-based shares had a grant date in fiscal 2016 and the Company began expensing these shares during fiscal 2016. The remaining two-thirds of the performance shares did not

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have a grant date in fiscal 2016 because the performance targets for future fiscal years, which are a key term of the award, have not been established and, therefore, both parties did not have a mutual understanding of all key terms of the award. The CEO must be employed by the Company on the last day of each respective fiscal year in order for the performance-based shares to vest. These shares could also vest under certain termination events. During fiscal 2016, the Company also began expensing performance-based restricted shares awarded in previous fiscal years that were based on the fiscal 2016 performance target. These performance-based shares expensed during fiscal 2016 had a grant date fair value of $13.11 per share. However, the fiscal 2016 performance target was not achieved and the related expense was reversed. In addition, the CEO also received an award of performance-based shares during fiscal 2016 that are based on a market condition and may vest following the end of fiscal 2018 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The grant date fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares at a value of $6.76 per share during fiscal 2016.

Restricted stock awarded to certain employees — During fiscal 2016, the Company awarded long-term incentive awards under the 2006 Plan and 2015 Plan to certain employees. Fiscal 2016 long-term incentive awards were comprised of restricted stock grants that were divided between time-based and performance-based awards. The time-based shares vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the award date provided that the participant is employed on the vesting date, and in accordance with accounting guidelines the Company began expensing the time-based shares at $14.04 per share during fiscal 2016. A portion of the performance-based shares may vest following the end of fiscal 2018 upon the Company satisfying a certain targeted level of a performance measure established in fiscal 2016. The Company began expensing these performance-based shares during fiscal 2016 which had a grant date fair value of $13.06. Vesting for these performance-based shares is conditioned upon the participant being employed on the date of filing of the Company’s fiscal 2018 Annual Report on Form 10-K with the SEC. During fiscal 2016, the Company also began expensing performance-based restricted shares awarded in previous fiscal years that were based on the fiscal 2016 performance target. These performance-based shares had a grant date fair value of $13.11 per share. Certain shares that do not vest because the performance target is not met during one fiscal year may vest in future fiscal years if certain aggregate levels of the performance measure are achieved.

During fiscal 2016, the Company also awarded performance-based shares based on a market condition which may vest following the end of fiscal 2018 if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines, and the Company began expensing these shares at a value of $8.07 per share during fiscal 2016.

As of February 27, 2016 and February 28, 2015, the Company had 1,333,346 and 1,025,638 unvested shares of restricted stock awards outstanding, respectively (excluding shares unvested with respect to CEO grants). During fiscal 2016, 966,296 shares of restricted stock were awarded, 123,379 shares of restricted stock vested, and 535,209 shares of restricted stock were forfeited. The weighted average fair market value at the date of grant of the restricted stock shares awarded during fiscal 2016 was $12.94 per share and is being expensed over the requisite service period. This amount does not include performance-based restricted shares that the Company will begin expensing in future fiscal years when the targeted performance measures are set, but does include performance-based restricted shares awarded in previous fiscal years that were based on a fiscal 2016 targeted performance measure.

Restricted stock compensation expense — Compensation expense for restricted stock was $4,978,000, $7,240,000 and $11,890,000 in fiscal 2016, 2015 and 2014, respectively. For performance-based awards, the grant date fair value is based on the probable outcome of Pier 1 Imports achieving performance targets. However, targets for fiscal 2016, 2015 and 2014 were not achieved and the maximum number of shares did not vest. As a result, compensation expense in fiscal 2016 was lowered by $2,200,000, of which $650,000 related to expense recorded in fiscal 2015. Compensation expense was reduced by $3,200,000 and $1,475,000 in fiscal 2015 and 2014, respectively. As of February 27, 2016, there was $21,309,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 1.5 years. The total fair value of restricted stock awards vested was $2,510,000, $7,098,000 and $17,810,000 in fiscal 2016, 2015 and 2014, respectively.

The Company realized a total tax benefit related to stock-based compensation of $1,270,000, $5,856,000 and $3,993,000 during fiscal years 2016, 2015 and 2014, respectively, of which $585,000, $2,936,000 and $2,265,000 were recorded as excess tax benefits. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Stock options — Under the CEO’s initial employment agreement effective February 19, 2007, the CEO received stock option grants with a term of ten years from the grant date. As of February 27, 2016, outstanding options covering 944,000 shares were exercisable. The options were granted as an employment inducement award and not under any equity incentive plan adopted by the Company.

50    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 27, 2016 and February 28, 2015, outstanding options covering 232,974 and 305,700 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Options issued under the 2006 Plan vest over a period of four years and have a term of ten years from the grant date. The options will be fully vested upon death, disability or retirement of the associate. The 2006 Plan’s administrative committee also has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan). Additionally, there were no outstanding options exercisable under the Company’s previous stock plans at fiscal 2016 year end. For fiscal 2015 year end, outstanding options totaling 170,000 shares were exercisable under the Company’s previous stock plans.

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years is as follows:

				Exercisable Shares

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Exercise Price
Outstanding at March 2, 2013	3,488,125	$11.05		3,468,275	$11.02
Options granted	13,248	23.19	$6.70
Options exercised	(1,627,500)	12.90
Options cancelled or expired	(16,000)	17.28

Outstanding at March 1, 2014	1,857,873	9.45		1,830,900	9.31

Options granted	11,300	17.78	4.25
Options exercised	(187,625)	10.97
Options cancelled or expired	(233,000)	17.09

Outstanding at February 28, 2015	1,448,548	8.09		1,419,712	7.86

Options granted	15,500	14.04	3.98
Options exercised	(77,500)	7.46
Options cancelled or expired	(176,000)	14.06

Outstanding at February 27, 2016	1,210,548	7.34		1,176,974	7.06

For options outstanding at February 27, 2016			Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price- Exercisable Shares
Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price		Shares Currently Exercisable
$4.24 — $6.69	954,000	$6.66	1.00	954,000	$6.66
$7.45 — $11.47	204,600	7.73	1.33	204,600	7.73
$14.04 — $23.19	51,948	18.28	7.71	18,374	20.23

As of February 27, 2016, the weighted average remaining contractual term for outstanding and exercisable options was 1.3 years and 1.1 years, respectively. The aggregate intrinsic value was $5,300 for both outstanding and exercisable options at fiscal 2016 year end. The total intrinsic value of options exercised for fiscal years 2016, 2015 and 2014 was approximately $430,000, $1,101,000 and $16,380,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

At February 27, 2016, there was approximately $113,000 of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.2 years. The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $87,000, $92,000 and $94,000 in fiscal 2016, 2015 and 2014, respectively.

Director deferred stock units — The 2015 Plan and certain prior plans authorize director deferred stock unit awards to non-employee directors. During fiscal 2016, directors could elect to defer all or a portion of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. There were 385,250 shares and 279,540 shares deferred, but not delivered, as of February 27, 2016 and February 28, 2015, respectively. During fiscal 2016, approximately 105,710 director deferred stock units were granted, no units were delivered and no units were cancelled. Compensation expense for the director deferred stock awards was $800,000, $826,000 and $821,000 in fiscal 2016, 2015 and 2014, respectively.

Stock purchase plan — Substantially all Company associates and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each associate may contribute up to 20% of the eligible portions of compensation, and non-employee directors may contribute up to 100% of their director compensation. The Company contributes an amount equal to 25% of the participant’s contributions. Company contributions to the plan were $424,000, $465,000 and $492,000 in fiscal years 2016, 2015 and 2014, respectively.

Preferred Stock — As of February 27, 2016, the Company’s restated certificate of incorporation authorized 20,000,000 shares of preferred stock having a par value of $1.00 per share to be issued. No such shares have been issued.

Dividends — The Company paid cash dividends of $23,672,000, $21,627,000 and $21,697,000 in fiscal years 2016, 2015 and 2014, respectively. On April 13, 2016, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on May 11, 2016 to shareholders of record on April 27, 2016.

Shares reserved for future issuances — As of February 27, 2016, the Company had approximately 6,879,497 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units and shares available for future grant.

Share repurchase plan — The following table summarizes the Company’s total repurchases of its common stock during fiscal 2016, 2015 and 2014:

			Shares Purchased
Date Program Announced	Authorized Amount	Date Completed	Fiscal 2016	Fiscal 2015	Fiscal 2014	Weighted Average Cost	Remaining Available as of February 27, 2016
Dec. 13, 2012	$100,000,000	Sep. 30, 2013	—	—	4,525,805	$22.10	$—
Oct. 18, 2013	200,000,000	Apr. 10, 2014	—	5,071,812	5,262,452	19.35	—
Apr. 10, 2014	200,000,000	—	7,460,935	5,208,500	—	12.06	47,176,224

In fiscal 2016, the Company had cash outflows of $75,000,000 related to repurchases of its common stock which were all settled in fiscal 2016. Subsequent to year end, through April 20, 2016, under the board approved share repurchase program announced on April 10, 2014, the Company utilized a total of $842,000 to repurchase 120,000 shares of the Company’s common stock at a weighted average price per share of $7.01 and $46,335,000 remained available for further repurchases under that program.

NOTE 7 – INCOME TAXES

The components of income before taxes for each of the last three fiscal years, by tax jurisdiction, were as follows (in thousands):

	2016	2015	2014
Domestic	$54,887	$111,338	$165,658
Foreign	8,278	9,064	8,991

Income before income taxes	$63,165	$120,402	$174,649

52    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for each of the last three fiscal years consisted of (in thousands):

	2016	2015	2014
Federal:
Current	$14,600	$30,771	$43,325
Deferred	2,352	5,620	16,311
State:
Current	2,248	4,402	5,234
Deferred	2,265	2,027	(2,404)
Foreign:
Current	2,066	2,420	4,652
Deferred	—	—	—

Total income tax provision	$23,531	$45,240	$67,118

The differences between income taxes at the statutory federal income tax rate of 35% in fiscal 2016, 2015 and 2014, and income tax reported in the consolidated statements of operations were as follows (in thousands):

	2016	2015	2014
Tax provision at statutory federal income tax rate	$22,108	$42,141	$61,127
State income taxes, net of federal provision	2,703	4,402	3,138
Change in valuation allowance	232	(224)	(1,298)
Foreign income taxes	2,066	2,420	4,652
Foreign and other tax credits	(4,561)	(3,436)	(5,444)
Other, net	983	(63)	4,943

Provision for income taxes	$23,531	$45,240	$67,118

Effective tax rate	37.3%	37.6%	38.4%

Deferred tax assets and liabilities at February 27, 2016 and February 28, 2015, were comprised of the following (in thousands):

	2016	2015
Deferred tax assets:
Deferred compensation	$21,750	$25,505
Accrued average rent	12,998	11,540
Self insurance reserves	11,245	10,288
Cumulative foreign currency translation	4,205	4,310
Deferred revenue and revenue reserves	5,136	6,375
Foreign and other tax credits	2,403	2,931
Other	4,254	2,378

Total deferred tax assets	$61,991	$63,327

Deferred tax liabilities:
Properties and equipment, net	$(28,510)	$(21,389)
Inventory	(23,733)	(22,231)
Store supplies	(3,679)	(3,942)
Deferred gain on debt repurchase	(11,014)	(14,716)
Other	(782)	(787)

Total deferred tax liabilities	$(67,718)	$(63,065)

Valuation allowance	$(654)	$(422)

Net deferred tax assets (1)	$(6,381)	$(160)
(1)

The Company adopted retrospectively Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” in the fourth quarter of fiscal 2016. All deferred tax assets and liabilities are classified as noncurrent, accordingly. For fiscal 2016 and 2015, deferred tax assets were $3,199 and $5,604, respectively, and related to state deferred tax assets. Deferred tax assets are included in noncurrent assets. Deferred tax liabilities were $9,580 and $5,764 for fiscal 2016 and 2015, respectively, and related to federal deferred tax liabilities. Deferred tax liabilities are included in other noncurrent liabilities.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets related to state net operating losses at February 27, 2016 and February 28, 2015, were $426,000 and $533,000, respectively. State loss carryforwards vary as to the carryforward period and will expire from fiscal 2017 through fiscal 2030. The Company believes that it is not more likely than not that the benefit from certain state tax credits will be realized. Accordingly, the Company has provided a valuation allowance of $654,000 and $422,000 with respect to the deferred tax assets relating to these state tax credits as of February 27, 2016 and February 28, 2015, respectively.

The Company is subject to taxation in the United States and various state, provincial, local and foreign (primarily Canadian) jurisdictions. With few exceptions, as of fiscal 2016, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2013. Certain tax years prior to fiscal 2013 are subject to examination by certain state and foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits — beginning balance	$765	$6,673	$2,194
Gross increases — tax positions in current period	231	—	—
Gross increases — tax positions in prior period	1,862	282	5,664
Gross decreases — tax positions in prior period	(60)	(1,458)	—
Settlements	(81)	(4,732)	(1,185)
Expiration of statute of limitations	(166)	—	—

Unrecognized tax benefits — ending balance	$2,551	$765	$6,673

As of February 27, 2016, the Company had total unrecognized tax benefits of $2,551,000, the majority of which would, if recognized, affect the Company’s effective tax rate. As of February 28, 2015, the Company had unrecognized tax benefits of $765,000, the majority of which would, if recognized, affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to audit settlements.

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in SG&A expenses. The Company recorded expenses for tax interest and penalties, net of refunds, of $286,000, $3,000 and $536,000 in fiscal 2016, 2015 and 2014, respectively. The Company had accrued penalties and interest of $508,000 and $389,000 at February 27, 2016 and February 28, 2015, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases — At February 27, 2016, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income
2017	$237,436	$835
2018	211,580	348
2019	178,541	18
2020	147,617	—
2021	119,248	—
Thereafter	359,207	—

Total lease commitments	$1,253,629	$1,201

Rental expense, which includes distribution and fulfilment center space and corporate headquarters, was $269,540,000, $263,276,000 and $244,481,000 in fiscal 2016, 2015 and 2014, respectively. These amounts include contingent rentals of $400,000, $508,000 and $546,000, based upon a percentage of sales, and net of sublease incomes totaling $322,000, $285,000 and $285,000 in fiscal 2016, 2015 and 2014, respectively.

Legal matters — On August 28, 2015, a putative class action complaint was filed in the United States District Court for the Northern District of Texas — Dallas Division, captioned Kathleen Kenney, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants (the “Kenney Case”), alleging violations under the Securities Exchange Act of 1934, as amended.

54    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A second related case, captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants (the “Davie Case”), was filed in the United States District Court for the Northern District of Texas — Dallas Division on October 21, 2015 making similar allegations on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and September 24, 2015.

The Kenney Case and the Davie Case have been consolidated into a single action, captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants. The consolidated action is pending in the United States District Court for the Northern District of Texas — Dallas Division. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

During fiscal years 2016, 2015 and 2014, there were various claims, lawsuits, inquiries and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the preceding paragraphs and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended February 27, 2016 and February 28, 2015, are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2016	5/30/2015	8/29/2015	11/28/2015	2/27/2016
Net sales (historical presentation)	$432,004	429,956	472,547
Net sales (revised presentation) (1)	$436,866	434,992	478,047	542,325
Gross profit (historical presentation)	$164,677	149,518	178,493
Gross profit (revised presentation) (1)	$169,539	154,554	183,993	196,894
SG&A expenses (historical presentation)	$138,725	128,379	146,054
SG&A expenses (revised presentation) (1)	$143,587	133,415	151,554	150,272
Operating income	$13,558	8,385	19,657	33,608
Net income	$6,874	3,166	10,919	18,675
Average shares outstanding — basic	88,295	86,038	83,877	81,546
Average shares outstanding — diluted	89,021	86,717	84,170	81,574
Basic earnings per share	$0.08	0.04	0.13	0.23
Diluted earnings per share	$0.08	0.04	0.13	0.23

	Three Months Ended
Fiscal 2015	5/31/2014	8/30/2014	11/29/2014	2/28/2015
Net sales (historical presentation)	$419,059	418,622	484,501	543,600
Net sales (revised presentation) (1)	$423,710	423,475	487,366	550,006
Gross profit (historical presentation)	$167,714	162,637	204,913	214,442
Gross profit (revised presentation) (1)	$172,365	167,490	207,778	220,848
SG&A expenses (historical presentation)	$131,466	134,817	160,820	149,028
SG&A expenses (revised presentation) (1)	$136,117	139,670	163,685	155,434
Operating income	$25,830	16,529	31,770	53,142
Net income	$15,055	9,158	17,860	33,089
Average shares outstanding — basic	94,656	91,503	89,741	88,426
Average shares outstanding — diluted	95,925	92,531	90,635	89,421
Basic earnings per share	$0.16	0.10	0.20	0.37
Diluted earnings per share	$0.16	0.10	0.20	0.37
(1)

In the table above, the Company has revised the presentation of the reporting of Credit Card Fees for all periods presented. The Company previously reported Credit Card Fees as a reduction to net sales and has revised its presentation to report Credit Card Fees as a component of SG&A expenses. This revised presentation results in an immaterial increase to both net sales and SG&A expenses. There is no impact to operating income, net income, the balance sheet or statement of cash flows. The three months ended November 29, 2014 included a reduction of Credit Card Fees based upon a settlement agreement.

56    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 27, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013). Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 27, 2016. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of February 27, 2016, as stated in their report which is included in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2016 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of February 27, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 27, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 27, 2016 and February 28, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 27, 2016 of Pier 1 Imports, Inc. and our report dated April 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 26, 2016

58    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 9B. OTHER INFORMATION.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 — Election of Directors” set forth in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2016 Proxy Statement.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Governance” set forth in the 2016 Proxy Statement.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections entitled “Compensation” and “Governance” set forth in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Share Ownership — Security Ownership of Directors and Executive Officers,” the section entitled “Share Ownership — Security Ownership of Certain Beneficial Owners,” the table entitled “Compensation — Outstanding Equity Awards Table for the Fiscal Year Ended February 27, 2016,” and the table entitled “Equity Compensation Plan Information” set forth in the 2016 Proxy Statement.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    59

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation — Compensation Committee Interlocks and Insider Participation” and the section entitled “Governance — Director Independence and Related Person Transactions” set forth in the 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees” and the section entitled “Pre-approval of Nonaudit Fees” set forth in Proposal No. 3 of the 2016 Proxy Statement.

60    PIER 1 IMPORTS, INC.  ï  2016 Form 10-K

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

See Exhibit Index.

PIER 1 IMPORTS, INC.  ï  2016 Form 10-K    61

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: April 26, 2016	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. London Terry E. London	Director, Chairman of the Board	April 26, 2016

/s/ Alexander W. Smith Alexander W. Smith	Director, President and Chief Executive Officer	April 26, 2016

/s/ Jeffrey N. Boyer Jeffrey N. Boyer	Executive Vice President and Chief Financial Officer	April 26, 2016

/s/ Darla D. Ramirez Darla D. Ramirez	Principal Accounting Officer	April 26, 2016

/s/ Claire H. Babrowski Claire H. Babrowski	Director	April 26, 2016

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Director	April 26, 2016

/s/ Hamish A. Dodds Hamish A. Dodds	Director	April 26, 2016

/s/ Brendan L. Hoffman Brendan L. Hoffman	Director	April 26, 2016

/s/ Cynthia P. McCague Cynthia P. McCague	Director	April 26, 2016

/s/ Michael A. Peel Michael A. Peel	Director	April 26, 2016

/s/ Ann M. Sardini Ann M. Sardini	Director	April 26, 2016

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.2*	Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3*	Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007 (File No. 001-07832).

10.3.2*	Participation Agreement Amendment dated April 20, 2008, by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.4*	Pier 1 Imports, Inc. 1999 Stock Plan, Restated as Amended December 31, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed October 12, 2006 (File No. 001-07832).

10.4.1*	First Amendment to the Pier 1 Imports, Inc. 1999 Stock Plan, Restated as Amended December 31, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2007 (File No. 001-07832).

10.5*	Pier 1 Imports, Inc. Stock Purchase Plan, Restated as Amended December 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 30, 2013 (File No. 001-07832).

10.5.1*	First Amendment to Pier 1 Imports, Inc. Stock Purchase Plan, dated June 20, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.6	Amended and Restated Credit Agreement, dated April 4, 2011, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.8.4 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.6.1	First Amendment to Amended and Restated Credit Agreement, dated June 18, 2013, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.6.2	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2014, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

Exhibit No.	Description
10.6.3	Term Loan Credit Agreement, dated April 30, 2014, among Pier 1 Imports, Inc., Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and various other agents and the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

10.6.4	Third Amendment to Amended and Restated Credit Agreement, dated October 29, 2015, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 28, 2015 (File No. 001-07832).

10.7*	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

10.7.1*	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.7.2*	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.8*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.8.1*	Form of Non-Qualified Stock Option Agreement for a Non-Employee Director, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.8.2*	Form of Non-Qualified Stock Option Agreement for an Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.8.3*	Form of Restricted Stock Award Agreement — April 12, 2013 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.8.4*	Form of Restricted Stock Award Agreement — April 12, 2013 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.8.5*	Form of Restricted Stock Award Agreement — April 12, 2013 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 18, 2013 (File No. 001-07832).

10.8.6*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.8.7*	Form of Restricted Stock Award Agreement — April 11, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.8.8*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.8.9*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“e-Comm Sales”), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.8.10*	Form of Restricted Stock Award Agreement — October 16, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2014 (File No. 001-07832).

10.8.11*	Form of Restricted Stock Award Agreement — April 10, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 16, 2015 (File No. 001-07832).

10.8.12*	Form of Restricted Stock Award Agreement — May 11, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

10.8.13*	Form of Restricted Stock Award Agreement — May 11, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

Exhibit No.	Description
10.9*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006 (File No. 001-07832).

10.9.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.2 to the Company’s Form 10-K for the year ended March 3, 2007 (File No. 001-07832).

10.9.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.9.3*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.9.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

10.9.5*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended October 8, 2010, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.9.6*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 20, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.10*	Pier 1 Benefit Restoration Plan I, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006 (File No. 001-07832).

10.11*	Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.11.1*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.12*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007 (File No. 001-07832).

10.12.1*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008 (File No. 001-07832).

10.13*	Employment Agreement dated as of December 15, 2009, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009 (File No. 001-07832).

10.13.1*	Employment Agreement dated as of June 13, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012 (File No. 001-07832).

10.13.2*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc., (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.13.3*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

Exhibit No.	Description
10.13.4*	Restricted Stock Award Agreement dated March 3, 2013, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 7, 2013 (File No. 001-07832).

10.13.5*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.13.6*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.13.7*	Restricted Stock Award Agreement dated March 2, 2014, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 6, 2014 (File No. 001-07832).

10.13.8*	Restricted Stock Award Agreement dated March 1, 2015, by and between Alexander W. Smith and Pier 1 Imports, Inc. (time-based award agreement), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 5, 2015 (File No. 001-07832).

10.13.9*	Restricted Stock Award Agreement dated March 1, 2015, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award agreement), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 5, 2015 (File No. 001-07832).

10.13.10*	Restricted Stock Award Agreement dated March 1, 2015, by and between Alexander W. Smith and Pier 1 Imports, Inc. (performance-based award [TSR] agreement), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 5, 2015 (File No. 001-07832).

10.14	Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.14.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.14.2	Second Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011 (File No. 001-07832).

10.14.3	Third Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated January 28, 2013, incorporated herein by reference to Exhibit 10.17.3 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.14.4	Fourth Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated May 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.14.5	Fifth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated July 14, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 30, 2014 (File No. 001-07832).

10.14.6	Sixth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated December 18, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2015 (File No. 001-07832).

10.15*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.16*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

Exhibit No.	Description
10.16.1*	Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 1, effective January 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.17	Private Label Credit Card Plan Agreement by and between World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated October 5, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2011 (File No. 001-07832). Some of the schedules and an exhibit to this agreement have been omitted pursuant to an order granting confidential treatment (File No. 001-07832).

10.18*	ERISA Plan Document and Summary Plan Description for the Pier 1 Imports, Inc. Supplemental Individual Disability Income Benefit Plan, effective September 1, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.19*	Summary Plan Description for Pier 1 Imports, Inc. Employee Life Insurance (Basic Insurance, Class 1), effective June 1, 2012, incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.20*	Confidential Retirement Agreement and General Release dated March 16, 2015, by and between Charles H. Turner, Pier 1 Services Company and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2015 (File No. 001-07832).

10.21*	Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2015 (File No. 001-07832).

10.21.1*	Form of Restricted Stock Award Agreement — July 27, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.21.2*	Form of Restricted Stock Award Agreement — July 27, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.21.3*	Form of Restricted Stock Award Agreement — July 27, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.21.4*	Form of Restricted Stock Award Agreement — April 15, 2016 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2016 (File No. 001-07832).

21**	Subsidiaries of the Company.

23**	Consent of Ernst & Young LLP.

31.1**	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1***	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contracts and Compensatory Plans
**	Filed herewith
***	Furnished herewith