Form 10-Q
period 2016-05-28
PIER 1 IMPORTS INC/DE
filed 2016-07-06
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016

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

As of June 30, 2016, there were outstanding 83,299,329 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding the effectiveness of the Company’s marketing campaigns and customer databases, consumer spending patterns, inventory levels and values, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, and changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, national, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016, as filed with the SEC.

PART I

Item  1. Financial Statements

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 28, 2016	May 30, 2015
Net sales	$418,370	$436,866
Cost of sales	269,403	267,327

Gross profit	148,967	169,539
Selling, general and administrative expenses	142,724	143,587
Depreciation	14,051	12,394

Operating income (loss)	(7,808)	13,558
Nonoperating (income) and expenses:
Interest, investment income and other	(781)	(279)
Interest expense	3,047	3,008

	2,266	2,729

Income (loss) before income taxes	(10,074)	10,829
Income tax provision (benefit)	(4,054)	3,955

Net income (loss)	$(6,020)	$6,874

Earnings (loss) per share:
Basic	$(0.07)	$0.08

Diluted	$(0.07)	$0.08

Dividends declared per share:	$0.07	$0.07

Average shares outstanding during period:
Basic	81,663	88,295

Diluted	81,663	89,021

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	May 28, 2016	May 30, 2015
Net income (loss)	$(6,020)	$6,874
Other comprehensive income
Foreign currency translation adjustments	1,484	169
Pension adjustments	364	410

Other comprehensive income	1,848	579

Comprehensive income (loss), net of tax	$(4,172)	$7,453

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 28,	February 27,	May 30,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $122,494, $110,413 and $65,940, respectively	$128,031	$115,221	$97,029
Accounts receivable, net	25,631	22,639	25,938
Inventories	421,098	405,859	501,662
Prepaid expenses and other current assets	34,995	31,175	47,491

Total current assets	609,755	574,894	672,120
Properties and equipment, net of accumulated depreciation of $497,064, $481,758 and $454,345, respectively	199,331	207,633	209,912
Other noncurrent assets	36,738	36,664	39,195

	$845,824	$819,191	$921,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,067	$72,570	$130,219
Gift cards and other deferred revenue	66,093	64,081	65,165
Accrued income taxes payable	—	6,324	5,704
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	103,228	101,712	111,595

Total current liabilities	288,388	246,687	314,683
Long-term debt	199,962	200,255	201,134
Other noncurrent liabilities	87,517	87,492	82,219
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	186,757	211,019	207,120
Retained earnings	717,825	729,537	714,277
Cumulative other comprehensive loss	(8,789)	(10,637)	(9,406)
Less — 41,150,000, 41,760,000 and 35,682,000 common shares in treasury, at cost, respectively	(625,961)	(645,287)	(588,925)

Total shareholders’ equity	269,957	284,757	323,191

	$845,824	$819,191	$921,227

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 28, 2016	May 30, 2015
Cash flows from operating activities:
Net income (loss)	$(6,020)	$6,874
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,433	13,454
Stock-based compensation expense	1,684	2,246
Deferred compensation, net	1,409	1,522
Deferred income taxes	(2,496)	524
Excess tax benefit from stock-based awards	—	(518)
Amortization of deferred gains	(268)	(893)
Other	2,245	798
Changes in cash from:
Inventories	(15,239)	(22,819)
Prepaid expenses and other assets	(6,019)	1,975
Accounts payable and other liabilities	49,118	32,972
Accrued income taxes payable, net of payments	(6,324)	(7,796)

Net cash provided by operating activities	33,523	28,339

Cash flows from investing activities:
Capital expenditures	(10,044)	(9,389)
Proceeds from disposition of properties	3	13
Proceeds from sale of restricted investments	991	678
Purchase of restricted investments	(402)	(797)

Net cash used in investing activities	(9,452)	(9,495)

Cash flows from financing activities:
Cash dividends	(5,692)	(6,172)
Purchases of treasury stock	(5,515)	(16,136)
Proceeds from stock options exercised, stock purchase plan and other, net	446	411
Excess tax benefit from stock-based awards	—	518
Repayments of long-term debt	(500)	(500)

Net cash used in financing activities	(11,261)	(21,879)

Change in cash and cash equivalents	12,810	(3,035)
Cash and cash equivalents at beginning of period	115,221	100,064

Cash and cash equivalents at end of period	$128,031	$97,029

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 28, 2016

(in thousands)

(unaudited)

	Common Stock				Cumulative Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757
Net loss	—	—	—	(6,020)	—	—	(6,020)
Other comprehensive income	—	—	—	—	1,848	—	1,848
Purchases of treasury stock	(989)	—	—	—	—	(6,109)	(6,109)
Stock-based compensation expense	1,558	—	(22,688)	—	—	24,372	1,684
Stock purchase plan and other	41	—	(1,574)	—	—	1,063	(511)
Cash dividends ($0.07 per share)	—	—	—	(5,692)	—	—	(5,692)

Balance May 28, 2016	84,082	$125	$186,757	$717,825	$(8,789)	$(625,961)	$269,957

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 28, 2016 AND MAY 30, 2015

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended May 28, 2016 and May 30, 2015, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of May 28, 2016, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, and include the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. As the effect would be antidilutive, 2,312,957 outstanding stock options and shares of unvested restricted stock were excluded from the computation of loss per share for the three months ended May 28, 2016. Outstanding stock options totaling 206,698 were excluded from the computation of diluted earnings per share for the three months ended May 30, 2015, as the effect would be antidilutive. Earnings (loss) per share were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 28, 2016	May 30, 2015
Net income (loss)	$(6,020)	$6,874

Weighted average shares outstanding:
Basic	81,663	88,295
Effect of dilutive stock options	—	569
Effect of dilutive restricted stock	—	157

Diluted	81,663	89,021

Earnings (loss) per share:
Basic	$(0.07)	$0.08

Diluted	$(0.07)	$0.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation - For the three months ended May 28, 2016 and May 30, 2015, the Company recorded compensation expense related to restricted stock of $1,650,000 and $2,220,000, respectively. As of May 28, 2016, there was $28,752,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 2.0 years if certain performance targets are achieved.

During the first quarter of fiscal 2017, the Company awarded 1,913,388 shares of restricted stock. Approximately 600,000 of the shares granted are service based and will vest ratably over a three-year service period. The Company began expensing these shares during the first quarter of fiscal 2017. The remaining shares are performance based and may vest following the end of fiscal 2019 if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors. The Company began expensing the performance-based shares awarded during the first quarter of fiscal 2017 when the performance metrics were established. The Company also began expensing performance-based shares that were awarded to employees in previous fiscal years, including the Company’s chief executive officer, during the first quarter of fiscal 2017 when the targets for the performance metrics were established.

Share repurchase program - During the first three months of fiscal 2017, the Company repurchased 989,053 shares of the Company’s common stock at a weighted average cost of $6.18 per share for a total cost of $6,109,000, and $41,067,000 remained available for further share repurchases under the board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”). Of the $6,109,000 in total share repurchases in the first three months of fiscal 2017, $594,000 were settled subsequent to the first quarter of fiscal 2017. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through June 30, 2016, the Company utilized a total of $4,457,000 to repurchase 805,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $5.54. As of June 30, 2016, $36,610,000 remained available for further share repurchases of common stock under the program.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility - The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). As of May 28, 2016, the calculated borrowing base was $321,907,000. The Company had no cash borrowings and $40,605,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $281,302,000 remaining available for cash borrowings, all as of May 28, 2016.

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

Term Loan Facility - The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of May 28, 2016, February 27, 2016 and May 30, 2015, the Company had $196,500,000, $197,000,000 and $198,500,000 outstanding, respectively, under the Term Loan Facility with carrying values of $192,568,000, $192,865,000 and $193,750,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the Term Loan Facility was approximately $179,798,000 as of May 28, 2016, which was measured using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers, and this cost is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually or in the event of a material change in the plans or participation in the plans. The components of net periodic benefit cost are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income (loss) as a component of net periodic benefit cost.

	Three Months Ended
	May 28, 2016	May 30, 2015
Components of net periodic benefit cost:
Service cost	$387	$367
Interest cost	193	158
Amortization of unrecognized prior service cost	15	15
Amortization of net actuarial loss	450	349

Net periodic benefit cost	$1,045	$889

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” During fiscal 2017, additional ASUs were issued related to this revenue guidance. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations.” This amendment is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations. The above ASUs are effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customers Accounting for Cloud Computing Costs.” The standard provides more specific guidance related to how companies account for cloud computing costs. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2017. The adoption of this standard does not currently have a material impact on the Company’s financial statements.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of February 27, 2016, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three months ended May 28, 2016 and May 30, 2015, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of May 28, 2016, the Company operated 1,027 stores in the United States and Canada.

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

During the first quarter of fiscal 2017 net sales decreased 4.2% from the prior year and company comparable sales decreased 2.5%. The company comparable sales decrease for the first quarter of fiscal 2017 resulted primarily from a decrease in store traffic. During the first quarter of fiscal 2017, e-Commerce sales accounted for approximately 19% of net sales compared to 17% in the same period of the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up. As e-Commerce sales have grown, and to the extent they continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase.

Gross profit for the first quarter of fiscal 2017 was $149.0 million, or 35.6% of sales, compared to $169.5 million, or 38.8% of sales, in the same period last year, a decline of 320 basis points. For the first quarter of fiscal 2017, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $232.5 million, or 55.6% of sales, compared to $252.8 million, or 57.9% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily attributable to higher clearance and promotional activity. Delivery and fulfillment net costs for the first quarter of fiscal 2017 were $10.8 million, or 2.6% of sales, compared to $8.7 million, or 2.0% of sales, in the same period last year. The increase primarily reflects the growth of e-Commerce. Store occupancy costs decreased in dollars during the first quarter of fiscal 2017; however, as a percentage of sales, these costs deleveraged to 17.4% compared to 17.1% during the same period last year as a result of lower sales.

Operating loss for the first quarter of fiscal 2017 was $7.8 million, or (1.9%) of sales, compared to operating income of $13.6 million, or 3.1% of sales, for the same period in the prior year. Net loss for the first quarter of fiscal 2017 was $6.0 million, or ($0.07) per diluted share, compared to net income of $6.9 million, or $0.08 per diluted share, for the first quarter of fiscal 2016. EBITDA (earnings before interest, taxes, depreciation and amortization — see “Reconciliation of Non-GAAP Financial Measures”) for the first quarter of fiscal 2017 was $6.8 million, compared to $26.1 million in the first quarter of fiscal 2016.

As the Company’s transition to an omni-channel retailer continues to mature, strategies and plans have been initiated and enhanced to drive meaningful top-line sales growth, restore merchandise margin and reduce costs across the organization. These include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and managing capital expenditures. Profitability in fiscal 2017 has been and will continue to be challenged by planned increases in media spending, expected promotional and clearance activity and the cost of prior distribution center network inefficiencies.

The Company has set out several key guideposts by which to measure the Company’s performance in achieving its objectives, which are:

1.	Brand traffic, conversion and average ticket;
2.	Stores as sales and customer experience centers;
3.	Merchandise margin and gross profit;
4.	Fulfillment and home delivery;
5.	Selling, general and administrative expenses; and
6.	Capital allocation.

The Company is on track to close approximately 20 stores by the end of fiscal 2017. These closures are consistent with, and a part of the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period commencing in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During the first three months of fiscal 2017, the Company utilized $10.0 million for capital expenditures, which was deployed toward the opening of new stores, other leasehold improvements and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $55 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

On April 10, 2014, the Company announced a $200 million board-approved common stock share repurchase program (“April 2014 program”). During the first three months of fiscal 2017, the Company repurchased 989,053 shares of its common stock under the April 2014 program at a weighted average cost of $6.18 per share for a total cost of $6.1 million. Subsequent to quarter end, through June 30, 2016, the Company utilized a total of $4.5 million under the April 2014 program to repurchase 805,000 shares of the Company’s common stock at a weighted average cost of $5.54, and $36.6 million remained available for further repurchases under the program. During the first three months of fiscal 2017, the Company paid quarterly cash dividends totaling approximately $5.7 million. On June 29, 2016, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on August 3, 2016, to shareholders of record on July 20, 2016.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended
	May 28, 2016	May 30, 2015
Key Performance Indicators
Total sales growth (decline)	(4.2%)	3.1%
Company comparable sales growth (decline)	(2.5%)	2.0%
Gross profit as a % of sales	35.6%	38.8%
Selling, general and administrative expenses as a % of sales	34.1%	32.9%
Operating income (loss) as a % of sales	(1.9%)	3.1%
EBITDA (in millions) (1)	$6.8	$26.1
EBITDA as a % of sales	1.6%	6.0%
Net income (loss) (in millions)	$(6.0)	$6.9
Net income (loss) as a % of sales	(1.4%)	1.6%
Total retail square footage (in thousands)	8,121	8,397

(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

Company Comparable Sales Calculation - The company comparable sales calculation includes all in-store sales, including direct-to-customer (as defined below), provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, company comparable sales include all orders placed online outside of a store as direct-to-customer sales. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Net sales during the period were as follows (in thousands):

	Three Months Ended
	May 28,	May 30,
	2016	2015
Retail sales	$414,681	$432,656
Other (1)	3,689	4,210

Net sales	$418,370	$436,866

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the first quarter of fiscal 2017 were $418.4 million, a decrease of 4.2%, compared to $436.9 million for the first quarter of fiscal 2016. Company comparable sales for the first quarter of fiscal 2017 decreased 2.5% compared to the same period last year primarily resulting from a decrease in store traffic.

The Company’s e-Commerce sales accounted for approximately 19% and 17% of net sales for the three months ended May 28, 2016 and May 30, 2015, respectively. E-Commerce sales are comprised of customer orders placed online which were shipped directly to the customer (“direct-to-customer”) or were picked up by the customer at a store location (“store pick-up”).

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 30 basis points for the current quarter. Sales on the Pier 1 credit card comprised 34.4% of U.S. sales for the trailing twelve months ended May 28, 2016, compared to 32.8% for the comparable period in fiscal 2016. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the three months ended May 30, 2015	$436,866
Incremental sales growth (decline) from:
Company comparable sales	(10,412)
New stores opened during fiscal 2017	607
Stores opened during fiscal 2016	4,507
Closed stores and other	(13,198)

Net sales for the three months ended May 28, 2016	$418,370

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2017 to the number open at the end of the first quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 27, 2016	953	79	1,032
Openings	3	—	3
Closings	(8)	—	(8)

Open at May 28, 2016 (1)	948	79	1,027

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At May 28, 2016, there were 73 locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit - In the first quarter of fiscal 2017, gross profit was 35.6% of sales, compared to 38.8% of sales for the same period last year, a decline of 320 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the first quarter of fiscal 2017 was $232.5 million, or 55.6% of sales, compared to $252.8 million, or 57.9% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily attributable to higher clearance and promotional activity. Delivery and fulfillment net costs for the first quarter of fiscal 2017 were $10.8 million, or 2.6% of sales, compared to $8.7 million, or 2.0% of sales, in the same period last year. The increase primarily reflects the growth of e-Commerce. Store occupancy costs decreased in dollars during the first quarter of fiscal 2017; however, as a percentage of sales, these costs deleveraged to 17.4% compared to 17.1% during the same period last year as a result of lower sales.

Selling, General & Administrative Expenses, Depreciation and Operating Income - In the first quarter of fiscal 2017, selling, general and administrative (“SG&A”) expenses were $142.7 million, compared to $143.6 million for the same period in fiscal 2016. As a percentage of sales, SG&A expenses were 34.1% in the first quarter of fiscal 2017, compared to 32.9% of sales for the same period in fiscal 2016.

SG&A expenses are summarized in the tables below (in millions):

	Three Months Ended
	May 28, 2016		May 30, 2015
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$60.2	14.4%	$64.3	14.7%
Operational expenses	20.1	4.8%	20.4	4.7%
Marketing	28.6	6.8%	22.4	5.1%
Other selling, general and administrative	33.8	8.1%	36.5	8.4%

Total selling, general and administrative	$142.7	34.1%	$143.6	32.9%

The decrease in total SG&A expenses for the first quarter of fiscal 2017 was primarily attributable to a $7.1 million decrease in store payroll, operational expenses and corporate headquarters expenses, partially offset by a $6.2 million increase in marketing.

Depreciation expense for the first quarter of fiscal 2017 was $14.1 million, compared to $12.4 million in the same period last year. The increase was primarily the result of additional capital expenditures in recent fiscal years.

Operating loss for the first quarter of fiscal 2017 was $7.8 million, or (1.9%) of sales, compared to operating income of $13.6 million, or 3.1% of sales, for the same period last year.

Nonoperating Income and Expenses - During the first three months of fiscal 2017, nonoperating expenses were $2.3 million, compared to $2.7 million for the same period in fiscal 2016. The change was primarily related to unrealized gains and losses on certain investments which were favorable compared to prior year.

Income Taxes - The income tax benefit for the first quarter of fiscal 2017 was $4.1 million, compared to the income tax provision of $4.0 million during the same period in the prior fiscal year. The income tax benefit is the result of the Company’s pre-tax loss generated in the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2017 was 40.2%, compared to 36.5% in the same period during fiscal 2016. The increase in the effective tax rate is primarily related to certain favorable discrete items that occurred in the first quarter of fiscal 2016, which lowered the effective tax rate for that period.

Net Income (Loss) and EBITDA - For the first quarter of fiscal 2017, the Company reported a net loss of $6.0 million, or ($0.07) per diluted share, compared to net income of $6.9 million, or $0.08 per diluted share, for the same period last year. EBITDA was $6.8 million for the first quarter of fiscal 2017 compared to $26.1 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, EBITDA and contribution from operations.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three-month periods ended May 28, 2016 and May 30, 2015. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

Merchandise margin represents the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit. Contribution from operations represents gross profit, less compensation for operations (which includes store and customer service payroll) and operational expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income or gross profit as a measure of operating performance. A reconciliation of net income (loss) to EBITDA to contribution from operations to merchandise margin is shown below (in millions).

	Three Months Ended
	May 28, 2016		May 30, 2015
	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$232.5	55.6%	$252.8	57.9%

Less: Delivery and fulfillment net costs	10.8	2.6%	8.7	2.0%
Store occupancy costs	72.7	17.4%	74.6	17.1%

Gross profit (GAAP)	149.0	35.6%	169.5	38.8%

Less: Compensation for operations	60.2	14.4%	64.3	14.7%
Operational expenses	20.1	4.8%	20.4	4.7%

Contribution from operations (non-GAAP)	68.7	16.4%	84.8	19.4%

Less: Other nonoperating income	(0.5)	(0.1%)	(0.2)	0.0%
Marketing and other SG&A	62.4	14.9%	58.8	13.5%

EBITDA (non-GAAP)	6.8	1.6%	26.1	6.0%

Less: Income tax provision (benefit)	(4.1)	(1.0%)	4.0	0.9%
Interest expense, net	2.8	0.7%	2.9	0.7%
Depreciation	14.1	3.4%	12.4	2.8%

Net income (loss) (GAAP)	$(6.0)	(1.4%)	$6.9	1.6%

Liquidity and Capital Resources

The Company ended the first three months of fiscal 2017 with $128.0 million in cash and cash equivalents, compared to $115.2 million at the end of fiscal 2016. The increase was primarily the result of cash provided by operating activities of $33.5 million, partially offset by the utilization of cash to fund the Company’s capital investments and to return excess capital to shareholders, including $10.0 million for capital expenditures, $5.7 million for cash dividends and $5.5 million to repurchase shares of the Company’s common stock under the April 2014 program.

Cash Flows from Operating Activities

Operating activities in the first three months of fiscal 2017 provided $33.5 million of cash, primarily as a result of an increase in accounts payable and other liabilities, partially offset by an increase in inventory and a net loss of $6.0 million. Inventory levels at the end of the first quarter of fiscal 2017 were $421.1 million, an increase of $15.2 million, or 3.8%, from the end of fiscal 2016. The increase in inventories was primarily due to the seasonal build of Harvest and Halloween assortments.

Cash Flows from Investing Activities

During the first three months of fiscal 2017, investing activities used $9.5 million, which was primarily related to capital expenditures deployed toward the opening of new stores, other leasehold improvements, and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $55 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

Cash Flows from Financing Activities

During the first three months of fiscal 2017, financing activities used $11.3 million, primarily resulting from cash outflows of $5.7 million for the payment of dividends and $5.5 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility with a $100 million accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $321.9 million as of May 28, 2016. The Company had no cash borrowings and $40.6 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $281.3 million remaining available for cash borrowings, all as of May 28, 2016.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of May 28, 2016, the Company had $196.5 million outstanding under the Term Loan Facility with a carrying value of $192.6 million, net of unamortized discounts and debt issuance costs. The fair value of the Term Loan Facility was approximately $179.8 million as of May 28, 2016, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Share Repurchase Program

During the first three months of fiscal 2017, the Company repurchased 989,053 shares of its common stock at a weighted average cost of $6.18 per share for a total cost of $6.1 million under the April 2014 program, and $41.1 million remained available for further repurchases. Of the $6.1 million in total share repurchases in the first three months of fiscal 2017, $0.6 million were settled subsequent to the first quarter of fiscal 2017. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through June 30, 2016, the Company utilized a total of $4.5 million to repurchase 805,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $5.54. As of June 30, 2016, $36.6 million remained available for further share repurchases of common stock under the program.

Dividends Payable

On June 29, 2016, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on August 3, 2016, to shareholders of record on July 20, 2016.

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances and, as required, borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, including debt-related payments, capital expenditure requirements, cash dividends and share repurchases for the foreseeable future.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 28, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and September 24, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

There are various other claims, lawsuits, inquiries and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the preceding paragraph and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 28, 2016, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Feb 28, 2016 through Apr 2, 2016	—	$—	—	$47,176,224
Apr 3, 2016 through Apr 30, 2016	372,100	6.91	324,053	44,938,423
May 1, 2016 through May 28, 2016	665,000	5.82	665,000	41,067,490

	1,037,100	$6.18	989,053	$41,067,490

(1)	Totals include 48,047 shares of the Company’s common stock withheld during the first quarter of fiscal 2017 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)	Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share purchases in the table above were made under the April 2014 program and as of May 28, 2016, $41.1 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

Subsequent to quarter end, through June 30, 2016, the Company utilized a total of $4.5 million to repurchase 805,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $5.54. As of June 30, 2016, $36.6 million remained available for further share repurchases of common stock under the program.

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

PIER 1 IMPORTS, INC.

Date: July 6, 2016	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date: July 6, 2016	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date: July 6, 2016	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014, (File No. 001-07832).

10.1*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 23, 2016.

10.2	Form of Restricted Stock Award Agreement – May 24, 2016 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

10.3	Form of Restricted Stock Award Agreement – May 24, 2016 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith