Form 10-Q
period 2016-08-27
PIER 1 IMPORTS INC/DE
filed 2016-10-05
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2016

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

As of September 29, 2016, there were outstanding 83,087,151 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding the effectiveness of the Company’s marketing campaigns and customer databases, consumer spending patterns, inventory levels and values, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, changes in foreign currency values relative to the U.S. Dollar, the Company’s ability to retain a new Chief Executive Officer and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, national, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016, as filed with the SEC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	$405,823	$434,992	$824,193	$871,858

Cost of sales	260,787	280,438	530,190	547,765

Gross profit	145,036	154,554	294,003	324,093

Selling, general and administrative expenses	135,777	133,415	278,501	277,002
Depreciation	13,598	12,754	27,649	25,148

Operating income (loss)	(4,339)	8,385	(12,147)	21,943

Nonoperating (income) and expenses:
Interest, investment income and other	(458)	106	(1,239)	(173)
Interest expense	3,017	3,091	6,064	6,099

	2,559	3,197	4,825	5,926

Income (loss) before income taxes	(6,898)	5,188	(16,972)	16,017
Income tax provision (benefit)	(2,829)	2,022	(6,883)	5,977

Net income (loss)	$(4,069)	$3,166	$(10,089)	$10,040

Earnings (loss) per share:
Basic	$(0.05)	$0.04	$(0.12)	$0.12

Diluted	$(0.05)	$0.04	$(0.12)	$0.11

Dividends declared per share:	$0.07	$0.07	$0.14	$0.14

Average shares outstanding during period:
Basic	80,437	86,038	81,050	87,167

Diluted	80,437	86,717	81,050	87,869

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net income (loss)	$(4,069)	$3,166	$(10,089)	$10,040
Other comprehensive income (loss)
Foreign currency translation adjustments	122	(2,371)	1,606	(2,202)
Pension adjustments	363	410	727	820

Other comprehensive income (loss)	485	(1,961)	2,333	(1,382)

Comprehensive income (loss), net of tax	$(3,584)	$1,205	$(7,756)	$8,658

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 27, 2016	February 27, 2016	August 29, 2015
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $34,420, $110,413 and $36,979, respectively	$38,339	$115,221	$41,114
Accounts receivable, net	20,760	22,639	25,583
Inventories	481,297	405,859	533,614
Prepaid expenses and other current assets	43,555	31,175	35,624

Total current assets	583,951	574,894	635,935

Properties and equipment, net of accumulated depreciation of $506,160, $481,758 and $463,835, respectively	195,672	207,633	212,048
Other noncurrent assets	35,773	36,664	39,192

	$815,396	$819,191	$887,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,198	$72,570	$89,707
Gift cards and other deferred revenue	59,983	64,081	60,356
Borrowings under revolving line of credit	20,000	—	60,000
Accrued income taxes payable	54	6,324	995
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	103,509	101,712	100,976

Total current liabilities	267,744	246,687	314,034

Long-term debt	199,667	200,255	200,841
Other noncurrent liabilities	89,975	87,492	84,073

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	187,779	211,019	206,823
Retained earnings	708,171	729,537	711,460
Cumulative other comprehensive loss	(8,304)	(10,637)	(11,367)
Less — 41,910,000, 41,760,000 and 38,185,000 common shares in treasury, at cost, respectively	(629,761)	(645,287)	(618,814)

Total shareholders’ equity	258,010	284,757	288,227

	$815,396	$819,191	$887,175

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 27, 2016	August 29, 2015
Cash flows from operating activities:
Net income (loss)	$(10,089)	$10,040
Adjustments to reconcile to net cash used in operating activities:
Depreciation	30,457	27,495
Stock-based compensation expense	2,778	3,405
Deferred compensation, net	2,885	2,909
Deferred income taxes	(1,586)	27
Excess tax benefit from stock-based awards	—	(558)
Amortization of deferred gains	(536)	(1,370)
Other	3,935	311
Changes in cash from:
Inventories	(75,438)	(54,771)
Prepaid expenses and other assets	(9,430)	13,668
Accounts payable and other liabilities	9,689	(21,037)
Accrued income taxes payable, net of payments	(6,270)	(12,465)

Net cash used in operating activities	(53,605)	(32,346)

Cash flows from investing activities:
Capital expenditures	(22,781)	(26,065)
Proceeds from disposition of properties	49	16
Proceeds from sale of restricted investments	1,913	8,615
Purchase of restricted investments	(765)	(8,177)

Net cash used in investing activities	(21,584)	(25,611)

Cash flows from financing activities:
Cash dividends	(11,277)	(12,155)
Purchases of treasury stock	(10,566)	(50,000)
Proceeds from stock options exercised, stock purchase plan and other, net	1,150	1,604
Excess tax benefit from stock-based awards	—	558
Repayments of long-term debt	(1,000)	(1,000)
Borrowings under revolving line of credit	23,000	63,000
Repayments of borrowings under revolving line of credit	(3,000)	(3,000)

Net cash used in financing activities	(1,693)	(993)

Change in cash and cash equivalents	(76,882)	(58,950)
Cash and cash equivalents at beginning of period	115,221	100,064

Cash and cash equivalents at end of period	$38,339	$41,114

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 27, 2016

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757
Net loss	—	—	—	(10,089)	—	—	(10,089)
Other comprehensive income	—	—	—	—	2,333	—	2,333
Purchases of treasury stock	(1,794)	—	—	—	—	(10,566)	(10,566)
Stock-based compensation expense	1,509	—	(20,812)	—	—	23,590	2,778
Stock purchase plan and other	135	—	(2,428)	—	—	2,502	74
Cash dividends ($0.14 per share)	—	—	—	(11,277)	—	—	(11,277)

Balance August 27, 2016	83,322	$125	$187,779	$708,171	$(8,304)	$(629,761)	$258,010

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 27, 2016

AND AUGUST 29, 2015

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended August 27, 2016 and August 29, 2015, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of August 27, 2016, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, and include the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. As the effect would be antidilutive, 2,214,000 and 2,263,000 outstanding stock options and shares of unvested restricted stock were excluded from the computation of loss per share for the three and six months ended August 27, 2016. Outstanding stock options totaling 132,000 and 169,000 were excluded from the computation of diluted earnings per share for the three and six months ended August 29, 2015, as the effect would be antidilutive. Earnings (loss) per share amounts were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net income (loss)	$(4,069)	$3,166	$(10,089)	$10,040

Weighted average shares outstanding:
Basic	80,437	86,038	81,050	87,167
Effect of dilutive stock options	—	500	—	534
Effect of dilutive restricted stock	—	179	—	168

Diluted	80,437	86,717	81,050	87,869

Earnings (loss) per share:
Basic	$(0.05)	$0.04	$(0.12)	$0.12

Diluted	$(0.05)	$0.04	$(0.12)	$0.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation - For the three and six months ended August 27, 2016, the Company recorded compensation expense related to restricted stock of $1,079,000 and $2,729,000, respectively. For the three and six months ended August 29, 2015, the Company recorded compensation expense related to restricted stock of $1,139,000 and $3,359,000, respectively. As of August 27, 2016, there was approximately $27,206,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 1.7 years if certain performance targets are achieved.

Share repurchase program - During the first six months of fiscal 2017, the Company repurchased 1,794,053 shares of the Company’s common stock at a weighted average cost of $5.89 per share for a total cost of $10,566,000, and $36,610,000 remained available for further share repurchases under the board-approved common stock share repurchase program announced on April 10, 2014 (“April 2014 program”). As of September 29, 2016, $36,610,000 remained available for further share repurchases of common stock under the April 2014 program.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility - The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $388,196,000 as of August 27, 2016. The Company had $20,000,000 in net cash borrowings and $40,601,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $289,399,000 remaining available for cash borrowings, all as of August 27, 2016. At the end of the second quarter of fiscal 2017, the $20,000,000 in net cash borrowings bore interest at a weighted average cost of 2.1%.

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

Term Loan Facility - The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 27, 2016, February 27, 2016 and August 29, 2015, the Company had $196,000,000, $197,000,000 and $198,000,000 outstanding, respectively, under the Term Loan Facility with carrying values of $192,271,000, $192,865,000 and $193,456,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the Term Loan Facility was approximately $182,035,000 as of August 27, 2016, which was measured using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended		Six Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Components of net periodic benefit cost:
Service cost	$386	$367	$773	$734
Interest cost	194	159	387	317
Amortization of unrecognized prior service cost	15	15	30	30
Amortization of net actuarial loss	450	348	900	697

Net periodic benefit cost	$1,045	$889	$2,090	$1,778

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted with retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Termination Agreement - Subsequent to quarter end, on September 2, 2016, the Company and Alexander W. Smith, the Company’s President and Chief Executive Officer, mutually agreed that Mr. Smith’s employment with the Company will terminate effective December 31, 2016, or such earlier date as either of the parties may elect, subject to required notice. The parties entered into a Mutual Termination Agreement and General Release dated September 2, 2016 (the “Termination Agreement”) setting forth various agreements and understandings between the parties regarding the termination of Mr. Smith’s employment, including that Mr. Smith’s employment agreement dated June 13, 2012 will not be renewed. As a result of these events, the Company will record additional expense in the third quarter of fiscal 2017 related to the accelerated vesting of certain restricted stock awards of approximately $3,900,000 and cash severance of $2,500,000 payable to Mr. Smith in accordance with the Termination Agreement. In addition, the Company will record a curtailment expense related to revised defined benefit plan assumptions of approximately $1,500,000 during the third quarter of fiscal 2017, and a settlement expense of approximately $2,500,000 during the fourth quarter of fiscal 2017. Mr. Smith will receive his defined benefit plan payout of approximately $24,000,000 as a lump sum distribution during fiscal 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rights Agreement - Subsequent to quarter end, the Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) effective September 27, 2016, and declared a dividend of one right (a “Right”) on each outstanding share of the Company’s common stock, payable to holders of record as of the close of business on October 7, 2016.

In general terms, the Rights restrict any person or group from acquiring beneficial ownership of 10% or more of the Company’s outstanding common stock (including certain derivative securities whose value is based on the common stock) after the date of the announcement of the adoption of the Rights Agreement. The Rights will not prevent a takeover of the Company, but may cause substantial dilution to acquirers of 10% or more of the Company’s common stock, which may block or render more difficult a merger, tender offer or other business combination involving the Company that is not supported by the Board of Directors.

Each Right entitles the holder to purchase a fraction of a share of the Company’s participating junior preferred stock having economic and voting terms similar to one share of the Company’s common stock at an exercise price of $17.50 per Right after the Rights become exercisable or, in the alternative, to purchase a number of shares of common stock from the Company having an aggregate market value (as defined in the Rights Agreement) equal to twice the exercise price for an amount in cash equal to the exercise price. The Rights become exercisable if any person or group acquires 10% or more of the Company’s common stock (in which case, they would become an “acquiring person”) or announces a tender offer for the Company, subject to certain exceptions set forth in the Rights Agreement. Shareholders who beneficially owned 10% or more of the Company’s common stock immediately prior to the announcement of the Rights Agreement will not be an “acquiring person” unless they acquire beneficial ownership of an additional 1% of the Company’s outstanding common stock.

The Rights will expire on the close of business following the Company’s 2017 annual shareholders meeting, unless earlier redeemed or exchanged, and unless the Rights Agreement is approved for extension by the shareholders, in which case the Rights would expire on a later date approved by the shareholders.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and six months ended August 27, 2016 and August 29, 2015, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 27, 2016, the Company operated 1,023 stores in the United States and Canada.

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

During the second quarter of fiscal 2017, net sales decreased 6.7% from the prior year and company comparable sales decreased 4.3%. The company comparable sales decrease for the second quarter of fiscal 2017 resulted primarily from decreased in-store activity, partially offset by an increase in online direct-to-customer sales. During the second quarter of fiscal 2017, e-Commerce sales accounted for approximately 20% of net sales compared to 17% in the same period of the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for the second quarter of fiscal 2017 was $145.0 million, or 35.7% of sales, compared to $154.6 million, or 35.5% of sales, in the same period last year, an increase of 20 basis points. For the second quarter of fiscal 2017, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit —see “Reconciliation of Non-GAAP Financial Measures”) was $229.8 million, or 56.6% of sales, compared to $239.8 million, or 55.1% of sales, for the same period last year. The year-over-year increase in merchandise margin as a percentage of sales is primarily attributable to a more balanced promotional strategy and improved operational execution within the Company’s distribution centers. Delivery and fulfillment net costs for the second quarter of fiscal 2017 were $10.6 million, or 2.6% of sales, compared to $9.6 million, or 2.2% of sales, in the same period last year. The increase primarily reflects the increase in direct-to-customer sales as compared to prior year. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. Store occupancy costs decreased in dollars during the second quarter of fiscal 2017; however, as a percentage of sales, these costs deleveraged to 18.3% compared to 17.4% during the same period last year as a result of lower sales.

Operating loss for the second quarter of fiscal 2017 was $4.3 million, or (1.1%) of sales, compared to operating income of $8.4 million, or 1.9% of sales, for the same period in the prior year. Net loss for the second quarter of fiscal 2017 was $4.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

million, or ($0.05) per diluted share, compared to net income of $3.2 million, or $0.04 per diluted share, for the second quarter of fiscal 2016. EBITDA (earnings before interest, taxes, depreciation and amortization — see “Reconciliation of Non-GAAP Financial Measures”) for the second quarter of fiscal 2017 was $9.5 million, compared to $20.9 million in the second quarter of fiscal 2016.

As the Company’s transition to an omni-channel retailer continues to mature, strategies and plans are being enhanced to address sales trends, restore merchandise margin and reduce costs across the organization. These include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and managing capital expenditures. Profitability in fiscal 2017 has been and will continue to be challenged by store traffic declines, increases in media spending, additional delivery and fulfillment net costs and expected promotional and clearance activity. Increased costs attributable to prior distribution center network inefficiencies, reflected in fiscal 2017 first-half results, are not expected to impact the second half of fiscal 2017.

The Company has set out several key guideposts by which to measure the Company’s performance in achieving its objectives, which are:

1.	Brand traffic, conversion and average ticket;

2.	Stores as sales and customer experience centers;

3.	Merchandise margin and gross profit;

4.	Fulfillment and home delivery;

5.	Selling, general and administrative expenses; and

6.	Capital allocation.

The Company is on track to close approximately 15 to 20 stores by the end of fiscal 2017. These closures are consistent with, and a part of the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period commencing in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During the first six months of fiscal 2017, the Company utilized $22.8 million for capital expenditures, which was deployed toward the opening of new stores, other leasehold improvements and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $45 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

On April 10, 2014, the Company announced a $200 million board-approved common stock share repurchase program (“April 2014 program”). During the first six months of fiscal 2017, the Company repurchased 1,794,053 shares of its common stock under the April 2014 program at a weighted average cost of $5.89 per share for a total cost of $10.6 million. Subsequent to quarter end, through September 29, 2016, there were no share repurchases, and $36.6 million remained available for further repurchases under the program. During the first six months of fiscal 2017, the Company paid quarterly cash dividends totaling approximately $11.3 million. On September 28, 2016, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on November 2, 2016, to shareholders of record on October 19, 2016.

Subsequent to quarter end, on September 2, 2016, the Company and Alexander W. Smith, the Company’s President and Chief Executive Officer, mutually agreed that Mr. Smith’s employment with the Company will terminate effective December 31, 2016, or such earlier date as either of the parties may elect, subject to required notice. The parties entered into a Mutual Termination Agreement and General Release dated September 2, 2016 (the “Termination Agreement”) setting forth various agreements and understandings between the parties regarding the termination of Mr. Smith’s employment, including that Mr. Smith’s employment agreement dated June 13, 2012 will not be renewed. As a result of these events, the Company will record additional expense in fiscal 2017 related to the accelerated vesting of certain restricted stock awards, revised defined benefit plan assumptions and cash severance payable to Mr. Smith in accordance with the Termination Agreement. See Note 6 of the Notes to Consolidated Financial Statements for additional discussion.

Subsequent to quarter end, the Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) effective September 27, 2016, and declared a dividend of one right (a “Right”) on each outstanding share of the Company’s common stock, payable to holders of record as of the close of business on October 7, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

In general terms, the Rights restrict any person or group from acquiring beneficial ownership of 10% or more of the Company’s outstanding common stock (including certain derivative securities whose value is based on the common stock) after the date of the announcement of the adoption of the Rights Agreement. The Rights will not prevent a takeover of the Company, but may cause substantial dilution to acquirers of 10% or more of the Company’s common stock, which may block or render more difficult a merger, tender offer or other business combination involving the Company that is not supported by the Board of Directors.

Each Right entitles the holder to purchase a fraction of a share of the Company’s participating junior preferred stock having economic and voting terms similar to one share of the Company’s common stock at an exercise price of $17.50 per Right after the Rights become exercisable or, in the alternative, to purchase a number of shares of common stock from the Company having an aggregate market value (as defined in the Rights Agreement) equal to twice the exercise price for an amount in cash equal to the exercise price. The Rights become exercisable if any person or group acquires 10% or more of the Company’s common stock (in which case, they would become an “acquiring person”) or announces a tender offer for the Company, subject to certain exceptions set forth in the Rights Agreement. Shareholders who beneficially owned 10% or more of the Company’s common stock immediately prior to the announcement of the Rights Agreement will not be an “acquiring person” unless they acquire beneficial ownership of an additional 1% of the Company’s outstanding common stock.

The Rights will expire on the close of business following the Company’s 2017 annual shareholders meeting, unless earlier redeemed or exchanged, and unless the Rights Agreement is approved for extension by the shareholders, in which case the Rights would expire on a later date approved by the shareholders.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended		Six Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Key Performance Indicators

Total sales growth (decline)	(6.7%)	2.7%	(5.5%)	2.9%
Company comparable sales growth (decline)	(4.3%)	2.5%	(3.4%)	2.2%
Gross profit as a % of sales	35.7%	35.5%	35.7%	37.2%
Selling, general and administrative expenses as a % of sales	33.5%	30.7%	33.8%	31.8%
Operating income (loss) as a % of sales	(1.1%)	1.9%	(1.5%)	2.5%
Net income (loss) (in millions)	($4.1)	$3.2	($10.1)	$10.0
Net income (loss) as a % of sales	(1.0%)	0.7%	(1.2%)	1.2%
EBITDA (in millions) (1)	$9.5	$20.9	$16.2	$47.0
EBITDA as a % of sales	2.3%	4.8%	2.0%	5.4%
Total retail square footage (in thousands)	8,088	8,324	8,088	8,324

(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

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

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues and wholesale sales and royalties. Net sales during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Retail sales	$402,365	$431,494	$817,046	$864,150
Other (1)	3,458	3,498	7,147	7,708

Net sales	$405,823	$434,992	$824,193	$871,858

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the second quarter of fiscal 2017 were $405.8 million, a decrease of 6.7%, compared to $435.0 million for the second quarter of fiscal 2016. Company comparable sales for the second quarter of fiscal 2017 decreased 4.3% compared to the same period last year primarily resulting from decreased in-store activity, partially offset by an increase in online direct-to-customer sales (as defined below). Net sales for the year-to-date period of fiscal 2017 were $824.2 million, a decrease of 5.5%, compared to $871.9 million for the first six months of fiscal 2016. Company comparable sales for the year-to-date period of fiscal 2017 decreased 3.4% compared to the same period last year primarily resulting from decreased in-store activity, partially offset by an increase in online direct-to-customer sales (as defined below).

The Company’s e-Commerce sales accounted for approximately 20% and 17% of net sales for the three and six months ended August 27, 2016 and August 29, 2015, respectively. E-Commerce sales are comprised of customer orders placed online which were shipped directly to the customer (“direct-to-customer”) or were picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 10 basis points for the current quarter and 20 basis points for the year-to-date period. Sales on the Pier 1 credit card comprised 34.5% of U.S. sales for the trailing twelve months ended August 27, 2016, compared to 33.4% for the comparable period in fiscal 2016. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 29, 2015	$871,858
Incremental sales growth (decline) from:
Company comparable sales	(28,297)
New stores opened during fiscal 2017	1,338
Stores opened during fiscal 2016	6,734
Closed stores and other	(27,440)

Net sales for the six months ended August 27, 2016	$824,193

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2017 to the number open at the end of the second quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 27, 2016	953	79	1,032
Openings	5	—	5
Closings	(14)	—	(14)

Open at August 27, 2016 (1)	944	79	1,023

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At August 27, 2016, there were 73 locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit - In the second quarter of fiscal 2017, gross profit was 35.7% of sales compared to 35.5% of sales for the same period last year, an increase of 20 basis points. In the first six months of fiscal 2017, gross profit was 35.7% of sales compared to 37.2% of sales for the same period last year, a decline of 150 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the second quarter of fiscal 2017 was $229.8 million, or 56.6% of sales, compared to $239.8 million, or 55.1% of sales, for the same period last year. The year-over-year increase in merchandise margin as a percentage of sales is primarily due to a more balanced promotional strategy and improved operational execution within the Company’s distribution centers. For the first six months of fiscal 2017, merchandise margin was $462.3 million, or 56.1% of sales, compared to $492.7 million, or 56.5% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily due to clearance activity which occurred in the first quarter of fiscal 2017. Delivery and fulfillment net costs for the second quarter of fiscal 2017 were $10.6 million, or 2.6% of sales, compared to $9.6 million, or 2.2% of sales, in the same period last year. Delivery and fulfillment net costs for the first six months of fiscal 2017 were $21.4 million, or 2.6% of sales, compared to $18.4 million, or 2.1% of sales, in the same period last year. The increase is primarily attributable to the increase in direct-to-customer sales as compared to prior year. Store occupancy costs decreased in dollars during the second quarter of fiscal 2017; however, as a percentage of sales, these costs deleveraged to 18.3% compared to 17.4% during the same period last year as a result of lower sales. Store occupancy costs decreased in dollars for the first six months of fiscal 2017; however, as a percentage of sales, these costs deleveraged to 17.8% compared to 17.2% during the same period last year as a result of lower sales.

Selling, General & Administrative Expenses, Depreciation and Operating Income - In the second quarter of fiscal 2017, selling, general and administrative (“SG&A”) expenses were $135.8 million, compared to $133.4 million for the same period in fiscal 2016. As a percentage of sales, SG&A expenses were 33.5% in the second quarter of fiscal 2017, compared to 30.7% for the same period in fiscal 2016. Year-to-date SG&A expenses were $278.5 million, compared to $277.0 million for the same period in fiscal 2016. As a percentage of sales, SG&A expenses were 33.8% for the first six months of fiscal 2017 compared to 31.8% for the same period in fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

SG&A expenses are summarized in the tables below (in millions):

	Three Months Ended
	August 27, 2016		August 29, 2015
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$61.5	15.1%	$63.3	14.6%
Operational expenses	22.1	5.4%	22.7	5.2%
Marketing	19.1	4.7%	16.7	3.9%
Other selling, general and administrative	33.2	8.2%	30.7	7.0%

Total selling, general and administrative	$135.8	33.5%	$133.4	30.7%

	Six Months Ended
	August 27, 2016		August 29, 2015
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$121.7	14.8%	$127.7	14.6%
Operational expenses	42.1	5.1%	43.1	4.9%
Marketing	47.7	5.8%	39.1	4.5%
Other selling, general and administrative	67.0	8.1%	67.1	7.7%

Total selling, general and administrative	$278.5	33.8%	$277.0	31.8%

The increase in total SG&A expenses for the second quarter of fiscal 2017 was primarily attributable to a $4.8 million increase in marketing and other selling, general and administrative expenses, partially offset by a $2.4 million decrease in store payroll and operational expenses. The increase in total SG&A expenses for the first six months of fiscal 2017 was primarily attributable to an $8.6 million increase in marketing, partially offset by a $7.0 million decrease in store payroll and operational expenses. Other selling, general and administrative expenses for the first six months of fiscal 2017 were lowered by a reduction in corporate headquarters payroll and benefits. These payroll savings were offset primarily by increases in consulting and legal fees and certain lease costs for the corporate headquarters.

Depreciation expense for the second quarter of fiscal 2017 was $13.6 million, compared to $12.8 million in the same period last year. Depreciation expense for the first six months of fiscal 2017 was $27.6 million, compared to $25.1 million in the same period last year. The increase was primarily the result of additional capital expenditures in recent fiscal years.

Operating loss for the second quarter of fiscal 2017 was $4.3 million, or (1.1%) of sales, compared to operating income of $8.4 million, or 1.9% of sales, for the same period last year. Operating loss for the first six months of fiscal 2017 was $12.1 million, or (1.5%) of sales, compared to operating income of $21.9 million, or 2.5% of sales, for the same period last year.

Nonoperating Income and Expenses - During the first six months of fiscal 2017, nonoperating expenses were $4.8 million, compared to $5.9 million for the same period in fiscal 2016. The change was primarily related to unrealized gains and losses on certain investments which were favorable compared to prior year.

Income Taxes - The income tax benefit for the second quarter of fiscal 2017 was $2.8 million, compared to the income tax provision of $2.0 million during the same period in the prior fiscal year. The income tax benefit is the result of the Company’s pre-tax loss generated in the second quarter of fiscal 2017. The effective tax rate for the second quarter of fiscal 2017 was 41.0%, compared to 39.0% in the same period during fiscal 2016. The increase in the effective tax rate for the second quarter of fiscal 2017 primarily relates to lower earnings for fiscal 2017. The income tax benefit for the first half of fiscal 2017 was $6.9 million, compared to the income tax provision of $6.0 million during the same period in the prior fiscal year. The income tax benefit is the result of the Company’s pre-tax loss generated in the first half of fiscal 2017. The effective tax rate for the first half of fiscal 2017 was 40.6%, compared to 37.3% in the same period during fiscal 2016. The increase in the effective tax rate for the first half of fiscal 2017 primarily relates to certain favorable discrete items occurring in the first half of fiscal 2016 and lower earnings for fiscal 2017.

Net Income (Loss) and EBITDA - For the second quarter of fiscal 2017, the Company reported a net loss of $4.1 million, or ($0.05) per diluted share, compared to net income of $3.2 million, or $0.04 per diluted share, for the same period last year. For the first half of fiscal 2017, the Company reported a net loss of $10.1 million, or ($0.12) per diluted share, compared to net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

income of $10.0 million, or $0.11 per diluted share, for the same period last year. EBITDA was $9.5 million for the second quarter of fiscal 2017 compared to $20.9 million for the same period last year. EBITDA was $16.2 million for the first six months of fiscal 2017 compared to $47.0 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, EBITDA and contribution from operations.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three and six-month periods ended August 27, 2016 and August 29, 2015. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

Merchandise margin represents the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit. Contribution from operations represents gross profit, less compensation for operations (which includes store and customer service payroll) and operational expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income (loss) or gross profit as a measure of operating performance. A reconciliation of net income (loss) to EBITDA to contribution from operations to merchandise margin is shown below (in millions).

	Three Months Ended				Six Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$229.8	56.6%	$239.8	55.1%	$462.3	56.1%	$492.7	56.5%

Less: Delivery and fulfillment net costs	10.6	2.6%	9.6	2.2%	21.4	2.6%	18.4	2.1%
Store occupancy costs	74.2	18.3%	75.6	17.4%	146.9	17.8%	150.2	17.2%

Gross profit (GAAP)	145.0	35.7%	154.6	35.5%	294.0	35.7%	324.1	37.2%

Less: Compensation for operations	61.5	15.1%	63.3	14.6%	121.7	14.8%	127.7	14.6%
Operational expenses	22.1	5.4%	22.7	5.2%	42.1	5.1%	43.1	4.9%

Contribution from operations (non-GAAP)	61.5	15.2%	68.5	15.7%	130.2	15.8%	153.3	17.6%

Less: Other nonoperating (income) expense	(0.2)	0.0%	0.2	0.1%	(0.7)	(0.1%)	0.1	0.0%
Marketing and other SG&A	52.2	12.9%	47.4	10.9%	114.7	13.9%	106.2	12.2%

EBITDA (non-GAAP)	9.5	2.3%	20.9	4.8%	16.2	2.0%	47.0	5.4%

Less: Income tax provision (benefit)	(2.8)	(0.7%)	2.0	0.5%	(6.9)	(0.9%)	6.0	0.6%
Interest expense, net	2.8	0.7%	3.0	0.7%	5.6	0.7%	5.9	0.7%
Depreciation	13.6	3.3%	12.8	2.9%	27.6	3.4%	25.1	2.9%

Net income (loss) (GAAP)	$(4.1)	(1.0%)	$3.2	0.7%	$(10.1)	(1.2%)	$10.0	1.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2017 with $38.3 million in cash and cash equivalents, compared to $115.2 million at the end of fiscal 2016 and $41.1 million at the end of the first six months of fiscal 2016. The decrease from the end of fiscal 2016 was primarily the result of the utilization of cash in operating activities of $53.6 million. The Company also utilized cash to fund capital investments and to return excess capital to shareholders, including $22.8 million for capital expenditures, $11.3 million for cash dividends and $10.6 million to repurchase shares of the Company’s common stock under the April 2014 program. These amounts were partially offset by $20.0 million in net cash borrowings under the Company’s secured revolving credit facility.

Cash Flows from Operating Activities

Operating activities in the first six months of fiscal 2017 used $53.6 million of cash, primarily as a result of an increase in inventory and a net loss of $10.1 million, partially offset by adjustments for non-cash items. Inventory levels at the end of the second quarter of fiscal 2017 were $481.3 million, an increase of $75.4 million, or 18.6%, from the end of fiscal 2016. The increase in inventories was primarily due to the seasonal build of inventory for the fall and holiday selling seasons. Inventory levels at the end of the second quarter of fiscal 2017 decreased approximately 10% from $533.6 million at the end of the second quarter last year.

Cash Flows from Investing Activities

During the first six months of fiscal 2017, investing activities used $21.6 million, which was primarily related to capital expenditures deployed toward the opening of new stores, other leasehold improvements, and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $45 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

Cash Flows from Financing Activities

During the first six months of fiscal 2017, financing activities used $1.7 million, primarily resulting from cash outflows of $11.3 million for the payment of dividends and $10.6 million for repurchases of the Company’s common stock pursuant to the April 2014 program, partially offset by $20.0 million in net cash borrowings under the secured revolving credit facility. See “Share Repurchase Program” and “Revolving Credit Facility” below for more information.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility with a $100 million accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $388.2 million as of August 27, 2016. The Company had $20.0 million in net cash borrowings and $40.6 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $289.4 million remaining available for cash borrowings, all as of August 27, 2016.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 27, 2016, the Company had $196.0 million outstanding under the Term Loan Facility with a carrying value of $192.3 million, net of unamortized discounts and debt issuance costs. The fair value of the Term Loan Facility was approximately $182.0 million as of August 27, 2016, which was measured at fair value using the quoted market price. The Term Loan Facility was classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Share Repurchase Program

During the first half of fiscal 2017, the Company repurchased 1,794,053 shares of its common stock at a weighted average cost of $5.89 per share for a total cost of $10.6 million under the April 2014 program, and $36.6 million remained available for further repurchases. As of September 29, 2016, $36.6 million remained available for further share repurchases of common stock under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Dividends Payable

On September 28, 2016, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on November 2, 2016, to shareholders of record on October 19, 2016.

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances and, as required, borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations for the foreseeable future, including debt-related payments, capital expenditure requirements, cash dividends, share repurchases and the retirement-related payment of approximately $24 million related to the planned departure of the Company’s Chief Executive Officer.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 27, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Products Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC is investigating whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company is responding to the inquiry and cooperating with the CPSC. It is not possible at this time to determine what, if any, actions will be taken by the CPSC as a consequence of the inquiry, whether a civil penalty will be assessed or, if assessed, the amount thereof. Given the preliminary nature of this matter and the uncertainty as to whether the matter will progress beyond the investigative phase, a reasonable estimate of potential loss or range of loss cannot be made at this time and no assurances can be given that a penalty, if assessed, would not have a material effect on our consolidated financial statements.

There are various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the first paragraph in this Item and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors.

In addition to the other information in this report, carefully consider the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 (the “FY2016 10-K”). The Company has described, in the FY2016 10-K, the primary risks related to its business and securities, and periodically updates those risks for material developments. Provided below are material changes to the Company’s risk factors as previously disclosed in the FY2016 10-K.

The Company’s Shareholder Rights Protection Agreement could make it more difficult for a third party to acquire control of the Company, which could have a negative effect on the price of the Company’s common stock.

The Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) in September 2016 that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. A third party or group that acquires 10% or more of the Company’s common stock could suffer substantial dilution of its ownership interest under the terms of the Rights Agreement through the issuance of large numbers of common stock or common stock equivalents to shareholders other than the acquiring person.

The Rights Agreement may adversely affect the marketability of the common stock by discouraging potential investors from acquiring the Company’s stock. In addition, these provisions could make a merger, tender offer or proxy contest involving the Company more difficult, or impede an attempt to acquire a significant or controlling interest in the Company, even if such events might be beneficial to the Company and its shareholders.

The Company’s business or the value of its common stock could be negatively affected as a result of actions by activist shareholders.

The Company values constructive input from investors and regularly engages in dialogue with its shareholders regarding strategy and performance. The Company’s Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with the Company’s shareholders will be successful.

Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategy or the way the Company is managed may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors, management and the Company’s employees. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.

The Company’s ability to operate effectively could be impaired if it fails to attract a qualified CEO and retain its senior management team.

The Company announced in September 2016 that the Board of Directors has undertaken a CEO search in response to the planned departure of the current CEO in the near future. The Company entered into retention arrangements with certain senior executives that provide a financial incentive to continue their employment for a specified period of time. There can be no assurance these arrangements will be successful in achieving their objective. The Company’s success depends, in part, upon the services of its senior management team. If the Company is unable to attract a qualified CEO and retain its key senior executives its strategic initiatives could be adversely impacted, which could adversely affect the Company’s business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 27, 2016, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 29, 2016 through Jul 2, 2016	805,000	$5.54	805,000	$36,610,131
Jul 3, 2016 through Jul 30, 2016	1,425	—	—	36,610,131
Jul 31, 2016 through Aug 27, 2016	—	—	—	36,610,131

	806,425	$5.54	805,000	$36,610,131

(1)	Totals include 1,425 shares of the Company’s common stock withheld during the second quarter of fiscal 2017 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

(2)	Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share purchases in the table above were made under the April 2014 program and as of August 27, 2016, $36.6 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program. As of September 29, 2016, $36.6 million remained available for further share repurchases of common stock under the program.

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

PIER 1 IMPORTS, INC.

Date:	October 5, 2016	By:	/s/ Alexander W. Smith
Alexander W. Smith, President and
Chief Executive Officer

Date:	October 5, 2016	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date:	October 5, 2016	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

3.1	Certificate of Designation and Terms of Series A Junior Participating Preferred Stock of Pier 1 Imports, Inc. as filed with the Secretary of State of the State of Delaware on September 28, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

4.1	Shareholder Rights Protection Agreement, dated as of September 27, 2016 by and between Pier 1 Imports, Inc. and Computershare Inc., as Rights Agent (including as Exhibit A the form of Rights Certificate and as Exhibit B the form of Certificate of Designation and Terms of the Series A Junior Participating Preferred Stock of the Company), incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

10.1	Mutual Termination Agreement and General Release dated September 2, 2016 among Pier 1 Imports, Inc., Pier 1 Services Company and Alexander W. Smith, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2016 (File No. 001-07832).

10.2*	Seventh Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated September 23, 2016.

10.3	Form of Retention Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith