Form 10-Q
period 2016-11-26
PIER 1 IMPORTS INC/DE
filed 2017-01-04
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2016

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

As of December 29, 2016, there were outstanding 83,034,241 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding the effectiveness of the Company’s marketing campaigns, promotional strategies and customer databases, consumer spending patterns, inventory levels and values, the Company’s ability to implement planned cost control measures, expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency, changes in foreign currency values relative to the U.S. Dollar, the Company’s ability to retain a new Chief Executive Officer and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to imported merchandise including the health of global, national, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016, as filed with the SEC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Net sales	$475,901	$478,047	$1,300,094	$1,349,905
Cost of sales	279,508	294,054	809,698	841,819

Gross profit	196,393	183,993	490,396	508,086
Selling, general and administrative expenses	160,833	151,554	439,334	428,556
Depreciation	13,307	12,782	40,956	37,930

Operating income	22,253	19,657	10,106	41,600
Nonoperating (income) and expenses:
Interest, investment income and other	(438)	(288)	(1,677)	(461)
Interest expense	3,113	3,105	9,177	9,204

	2,675	2,817	7,500	8,743

Income before income taxes	19,578	16,840	2,606	32,857
Income tax provision (benefit)	6,001	5,921	(882)	11,898

Net income	$13,577	$10,919	$3,488	$20,959

Earnings per share:
Basic	$0.17	$0.13	$0.04	$0.24

Diluted	$0.17	$0.13	$0.04	$0.24

Dividends declared per share:	$0.07	$0.07	$0.21	$0.21

Average shares outstanding during period:
Basic	80,680	83,877	80,926	86,070

Diluted	80,683	84,170	80,927	86,636

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Net income	$13,577	$10,919	$3,488	$20,959
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,207)	(264)	399	(2,466)
Pension adjustments	640	410	1,367	1,230

Other comprehensive income (loss)	(567)	146	1,766	(1,236)

Comprehensive income, net of tax	$13,010	$11,065	$5,254	$19,723

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 26,	February 27,	November 28,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $78,302, $110,413 and $42,338, respectively	$86,207	$115,221	$48,565
Accounts receivable, net	39,089	22,639	40,812
Inventories	479,832	405,859	503,003
Prepaid expenses and other current assets	36,378	31,175	34,667

Total current assets	641,506	574,894	627,047
Properties and equipment, net of accumulated depreciation of $498,174, $481,758 and $472,099, respectively	189,787	207,633	211,599
Other noncurrent assets	36,113	36,664	38,655

	$867,406	$819,191	$877,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,511	$72,570	$100,814
Gift cards and other deferred revenue	61,078	64,081	62,679
Borrowings under revolving line of credit	25,000	—	35,000
Accrued income taxes payable	3,964	6,324	4,016
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	145,198	101,712	113,563

Total current liabilities	333,751	246,687	318,072
Long-term debt	199,373	200,255	200,549
Other noncurrent liabilities	66,050	87,492	87,241
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	192,917	211,019	208,447
Retained earnings	716,154	729,537	716,542
Cumulative other comprehensive loss	(8,871)	(10,637)	(11,221)
Less — 42,218,000, 41,760,000 and 41,466,000 common shares in treasury, at cost, respectively	(632,093)	(645,287)	(642,454)

Total shareholders’ equity	268,232	284,757	271,439

	$867,406	$819,191	$877,301

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 26,	November 28,
	2016	2015
Cash flows from operating activities:
Net income	$3,488	$20,959
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	45,250	41,416
Stock-based compensation expense	7,436	4,561
Deferred compensation, net	5,738	4,406
Deferred income taxes	(5,694)	2,033
Excess tax benefit from stock-based awards	—	(585)
Amortization of deferred gains	(804)	(1,638)
Other	4,240	998
Changes in cash from:
Inventories	(73,973)	(24,160)
Prepaid expenses and other assets	(20,194)	(289)
Accounts payable and other liabilities	41,946	3,580
Accrued income taxes payable, net of payments	(2,360)	(9,417)

Net cash provided by operating activities	5,073	41,864

Cash flows from investing activities:
Capital expenditures	(32,019)	(39,559)
Proceeds from disposition of properties	66	16
Proceeds from sale of restricted investments	2,058	8,601
Purchase of restricted investments	(1,043)	(8,515)

Net cash used in investing activities	(30,938)	(39,457)

Cash flows from financing activities:
Cash dividends	(16,871)	(17,992)
Purchases of treasury stock	(10,566)	(72,384)
Proceeds from stock options exercised, stock purchase plan and other, net	788	2,385
Excess tax benefit from stock-based awards	—	585
Repayments of long-term debt	(1,500)	(1,500)
Borrowings under revolving line of credit	38,000	63,000
Repayments of borrowings under revolving line of credit	(13,000)	(28,000)

Net cash used in financing activities	(3,149)	(53,906)

Change in cash and cash equivalents	(29,014)	(51,499)
Cash and cash equivalents at beginning of period	115,221	100,064

Cash and cash equivalents at end of period	$86,207	$48,565

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 26, 2016

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757
Net income	—	—	—	3,488	—	—	3,488
Other comprehensive income	—	—	—	—	1,766	—	1,766
Purchases of treasury stock	(1,794)	—	—	—	—	(10,566)	(10,566)
Stock-based compensation expense	1,317	—	(13,109)	—	—	20,545	7,436
Stock purchase plan and other	19	—	(4,993)	—	—	3,215	(1,778)
Cash dividends ($0.21 per share)	—	—	—	(16,871)	—	—	(16,871)

Balance November 26, 2016	83,014	$125	$192,917	$716,154	$(8,871)	$(632,093)	$268,232

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 26, 2016

AND NOVEMBER 28, 2015

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 27, 2016. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended November 26, 2016 and November 28, 2015, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of November 26, 2016, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – EARNINGS PER SHARE

Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and include the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Outstanding stock options totaling 1,129,000 and 1,885,000 were excluded from the computation of diluted earnings per share for the three and nine months ended November 26, 2016, respectively, as the effect would be antidilutive. Outstanding stock options totaling 67,000 and 135,000 were excluded from the computation of diluted earnings per share for the three and nine months ended November 28, 2015, respectively, as the effect would be antidilutive. Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Net income	$13,577	$10,919	$3,488	$20,959

Weighted average shares outstanding:
Basic	80,680	83,877	80,926	86,070
Effect of dilutive stock options	2	193	1	421
Effect of dilutive restricted stock	1	100	—	145

Diluted	80,683	84,170	80,927	86,636

Earnings per share:
Basic	$0.17	$0.13	$0.04	$0.24

Diluted	$0.17	$0.13	$0.04	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation - For the three and nine months ended November 26, 2016, the Company recorded compensation expense related to restricted stock of $4,664,000 and $7,392,000, respectively. For the three and nine months ended November 28, 2015, the Company recorded compensation expense related to restricted stock of $1,135,000 and $4,494,000, respectively. As of November 26, 2016, there was approximately $20,992,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 1.7 years if certain performance targets are achieved. For discussion of additional expense in fiscal 2017 related to the departure of the Chief Executive Officer, see Note 5 – Departure and Transition of Chief Executive Officer.

Share repurchase program - During the first nine months of fiscal 2017, the Company repurchased 1,794,053 shares of the Company’s common stock at a weighted average cost of $5.89 per share for a total cost of $10,566,000, and $36,610,000 remained available for further share repurchases under the board-approved common stock share repurchase program announced on April 10, 2014 (“April 2014 program”). As of December 29, 2016, $36,610,000 remained available for further share repurchases of common stock under the April 2014 program.

Rights Agreement - The Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) effective September 27, 2016, and declared a dividend of one right (a “Right”) on each outstanding share of the Company’s common stock, payable to holders of record as of the close of business on October 7, 2016.

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

The Rights will expire on the close of business following the Company’s 2017 annual meeting of shareholders, unless earlier redeemed or exchanged, and unless the Rights Agreement is approved for extension by the shareholders, in which case the Rights would expire on a later date approved by the shareholders.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility - The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $447,475,000 as of November 26, 2016. The Company had $25,000,000 in net cash borrowings and $39,051,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $285,949,000 remaining available for cash borrowings, all as of November 26, 2016. At the end of the third quarter of fiscal 2017, the $25,000,000 in net cash borrowings bore interest at a weighted average cost of 1.8%. The Company repaid all cash borrowings under the Revolving Credit Facility subsequent to the end of the third quarter of fiscal 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Term Loan Facility - The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 26, 2016, February 27, 2016 and November 28, 2015, the Company had $195,500,000, $197,000,000 and $197,500,000 outstanding, respectively, under the Term Loan Facility with carrying values of $191,974,000, $192,865,000 and $193,160,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $178,394,000 as of November 26, 2016, which was measured using the quoted market price. The fair value measurement is classified as Level 2 based on the frequency and volume of trading for which the price is readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers, and this cost is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually or in the event of a material change in the plans or participation in the plans. For discussion of the curtailment charge recorded in fiscal 2017 related to the departure of the Chief Executive Officer, see Note 5 – Departure and Transition of Chief Executive Officer.

The components of net periodic benefit cost are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income as a component of net periodic benefit cost.

	Three Months Ended		Nine Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$72	$367	$845	$1,101
Interest cost	199	158	586	475
Amortization of unrecognized prior service cost	7	15	37	45
Amortization of net actuarial loss	689	349	1,589	1,046
Curtailment charge	1,562	—	1,562	—

Net periodic benefit cost	$2,529	$889	$4,619	$2,667

NOTE 5 – DEPARTURE AND TRANSITION OF CHIEF EXECUTIVE OFFICER

The Company and Alexander W. Smith, the Company’s President and Chief Executive Officer, reached a mutual agreement that Mr. Smith’s employment with the Company would terminate on December 31, 2016. The parties entered into a Mutual Termination Agreement and General Release dated September 2, 2016 (the “Termination Agreement”) setting forth various agreements and understandings between the parties regarding the termination of Mr. Smith’s employment. As a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

these events, the Company recorded additional expense in the third quarter of fiscal 2017 related to the accelerated vesting of certain restricted stock awards of approximately $3,900,000 and cash severance of $2,500,000 payable to Mr. Smith in accordance with the Termination Agreement. In addition, the Company recorded a curtailment charge related to revised defined benefit plan assumptions of $1,562,000 during the third quarter of fiscal 2017. The Company anticipates recording a settlement expense of approximately $2,000,000 during the fourth quarter of fiscal 2017. Mr. Smith will receive his defined benefit plan payout under the Pier 1 Imports, Inc. Supplemental Retirement Plan of approximately $24,000,000 as a lump sum distribution during fiscal 2018. The majority of this benefit was accrued prior to the third quarter of fiscal 2017.

Subsequent to quarter end on December 14, 2016, the Company announced that its Board of Directors appointed Terry E. London, Chairman, to the position of Interim President and Chief Executive Officer effective as of January 1, 2017.

NOTE 6 – INCOME TAX

The income tax provision for the third quarter of fiscal 2017 was $6,001,000, compared to $5,921,000 during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2017 was 30.7%, compared to 35.2% in the same period during fiscal 2016. The lower effective tax rate for the third quarter of fiscal 2017 primarily relates to certain favorable discrete items occurring in the third quarter, mostly related to state income tax benefits and other one-time discrete items for previously expensed share-based compensation no longer subject to deduction limitations. The income tax benefit for the first nine months of fiscal 2017 was $882,000, compared to the income tax provision of $11,898,000 during the same period in the prior fiscal year. The effective tax rate for the first nine months of fiscal 2017 was (33.8%), compared to 36.2% for the same period during fiscal 2016. The income tax benefit and the negative effective tax rate for the first nine months of fiscal 2017 primarily relates to lower pre-tax earnings during the period and certain favorable discrete items occurring in the third quarter of fiscal 2017 as described above.

As of November 26, 2016, the Company had total unrecognized tax benefits of $6,327,000, the majority of which would, if recognized, affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to audit settlements.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 with modified retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted with retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is the original global importer of home décor and furniture. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in its stores and through the Company’s website, Pier1.com. The results of operations for the three and nine months ended November 26, 2016 and November 28, 2015, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 26, 2016, the Company operated 1,022 stores in the United States and Canada.

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

During the third quarter of fiscal 2017, net sales decreased 0.4% from the prior year, and company comparable sales increased 1.8%. At the end of the third quarter of fiscal 2017, the Company operated 33 fewer stores than at the end of the third quarter of fiscal 2016. The company comparable sales increase for the third quarter of fiscal 2017 resulted primarily from increased online direct-to-customer sales, partially offset by decreased in-store activity. During the third quarter of fiscal 2017, e-Commerce sales accounted for approximately 20% of net sales compared to 16% in the same period of the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for the third quarter of fiscal 2017 was $196.4 million, or 41.3% of sales, compared to $184.0 million, or 38.5% of sales, in the same period last year, an increase of 280 basis points. For the third quarter of fiscal 2017, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $286.4 million, or 60.2% of sales, compared to $268.6 million, or 56.2% of sales, for the same period last year. The year-over-year increase in merchandise margin is primarily attributable to a more balanced promotional strategy and improved operations within the Company’s distribution centers. Delivery and fulfillment net costs for the third quarter of fiscal 2017 were $17.3 million, or 3.6% of sales, compared to $10.3 million, or 2.2% of sales, in the same period last year. The increases are primarily attributable to additional free shipping promotions in the third quarter of fiscal 2017. The increase also reflects the increase in direct-to-customer sales as compared to prior year. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. Store occupancy costs decreased during the third quarter of fiscal 2017 to 15.3% of sales, compared to 15.5% of sales during the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating income for the third quarter of fiscal 2017 was $22.3 million, or 4.7% of sales, compared to $19.7 million, or 4.1% of sales, for the same period in the prior year. Net income for the third quarter of fiscal 2017 was $13.6 million, or $0.17 per share, compared to $10.9 million, or $0.13 per share, for the third quarter of fiscal 2016. Adjusted net income for the third quarter of fiscal 2017, which excludes the costs related to the departure of the Company’s Chief Executive Officer and the related tax benefit, totaled $17.6 million, or $0.22 per share on an adjusted basis. EBITDA (earnings before interest, taxes, depreciation and amortization) for the third quarter of fiscal 2017 was $35.9 million, compared to $32.6 million in the third quarter of fiscal 2016. See “Reconciliation of Non-GAAP Financial Measures” below.

As an omni-channel retailer, the Company’s strategies and plans are being enhanced to address sales trends, restore merchandise margin and reduce costs across the organization. These enhancements include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and managing capital expenditures. Profitability in fiscal 2017 has been and may continue to be challenged by store traffic declines, increases in media spending, additional delivery and fulfillment net costs and expected promotional and clearance activity. Increased costs attributable to prior distribution center network inefficiencies, reflected in fiscal 2017 first-half results, did not affect the third quarter, and are not expected to impact the fourth quarter of fiscal 2017.

The Company has set out several key guideposts by which to measure the Company’s performance in achieving its objectives, which are:

1.	Brand traffic, conversion and average ticket;

2.	Stores as sales and customer experience centers;

3.	Merchandise margin and gross profit;

4.	Fulfillment and home delivery;

5.	Selling, general and administrative expenses; and

6.	Capital allocation.

The Company is on track to close approximately 15 net stores by the end of fiscal 2017. These closures are consistent with, and a part of the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period commencing in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During the first nine months of fiscal 2017, the Company utilized $32.0 million for capital expenditures, which was deployed toward the opening of new stores, other leasehold improvements and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $48 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

On April 10, 2014, the Company announced a $200 million board-approved common stock share repurchase program (“April 2014 program”). During the first nine months of fiscal 2017, the Company repurchased 1,794,053 shares of its common stock under the April 2014 program at a weighted average cost of $5.89 per share for a total cost of $10.6 million. During the third quarter of fiscal 2017 and through December 29, 2016, there were no share repurchases, and $36.6 million remained available for further repurchases under the program. During the first nine months of fiscal 2017, the Company paid quarterly cash dividends totaling approximately $16.9 million. On December 14, 2016, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on February 1, 2017, to shareholders of record on January 18, 2017.

The Company and Alexander W. Smith, the Company’s President and Chief Executive Officer, reached a mutual agreement that Mr. Smith’s employment with the Company would terminate on December 31, 2016. The parties entered into a Mutual Termination Agreement and General Release dated September 2, 2016 (the “Termination Agreement”) setting forth various agreements and understandings between the parties regarding the termination of Mr. Smith’s employment. As a result of these events, the Company is recording additional expense in fiscal 2017 related to the accelerated vesting of certain restricted stock awards, revised defined benefit plan assumptions and cash severance payable to Mr. Smith in accordance with the Termination Agreement. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion of these expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Subsequent to quarter end on December 14, 2016, the Company announced that its Board of Directors appointed Terry E. London, Chairman, to the position of Interim President and Chief Executive Officer effective as of January 1, 2017.

The Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) effective September 27, 2016, and declared a dividend of one right on each outstanding share of the Company’s common stock, payable to holders of record as of the close of business on October 7, 2016. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Rights Agreement.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended		Nine Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Key Performance Indicators
Total sales growth (decline)	(0.4%)	(1.9%)	(3.7%)	1.2%
Company comparable sales growth (decline)	1.8%	(0.7%)	(1.5%)	1.2%
Gross profit as a % of sales	41.3%	38.5%	37.7%	37.6%
Selling, general and administrative expenses as a % of sales	33.8%	31.7%	33.8%	31.7%
Operating income as a % of sales	4.7%	4.1%	0.8%	3.1%
Net income (in millions)	$13.6	$10.9	$3.5	$21.0
Net income as a % of sales	2.9%	2.3%	0.3%	1.6%
EBITDA (in millions) (1)	$35.9	$32.6	$52.1	$79.7
EBITDA as a % of sales	7.5%	6.8%	4.0%	5.9%
Total retail square footage (in thousands)	8,077	8,339	8,077	8,339

(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

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

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 26,	November 28,	November 26,	November 28,
	2016	2015	2016	2015
Retail sales	$473,073	$474,398	$1,290,119	$1,338,548
Other (1)	2,828	3,649	9,975	11,357

Net sales	$475,901	$478,047	$1,300,094	$1,349,905

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the third quarter of fiscal 2017 were $475.9 million, a decrease of 0.4%, compared to $478.0 million for the third quarter of fiscal 2016. At the end of the third quarter of fiscal 2017, the Company operated 33 fewer stores than at the end of the third quarter of fiscal 2016. Company comparable sales for the third quarter of fiscal 2017 increased 1.8% compared to the same period last year primarily resulting from an increase in online direct-to-customer sales (as defined below), partially offset by decreased in-store activity. Net sales for the year-to-date period of fiscal 2017 were $1.300 billion, a decrease of 3.7%, compared to $1.350 billion for the first nine months of fiscal 2016. Company comparable sales for the year-to-date period of fiscal 2017 decreased 1.5% compared to the same period last year primarily resulting from decreased in-store activity, partially offset by an increase in online direct-to-customer sales.

The Company’s e-Commerce sales accounted for approximately 20% and 16% of net sales for the three months ended November 26, 2016 and November 28, 2015, respectively. The Company’s e-Commerce year-to-date sales accounted for approximately 20% and 17% of net sales for the period ended November 26, 2016 and November 28, 2015, respectively. E-Commerce sales are comprised of customer orders placed online which were shipped directly to the customer (“direct-to-customer”) or were picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the third quarter of fiscal 2017, currency fluctuations in Canadian stores had no impact on net sales or company comparable sales. However, the year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 20 basis points and 10 basis points, respectively, for the year-to-date period. Sales on the Pier 1 credit card comprised 35.6% of U.S. sales for the trailing twelve months ended November 26, 2016, compared to 33.7% for the comparable period in fiscal 2016. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 28, 2015	$1,349,905
Incremental sales growth (decline) from:
Company comparable sales	(20,091)
New stores opened during fiscal 2017	2,855
Stores opened during fiscal 2016	7,270
Closed stores and other	(39,845)

Net sales for the nine months ended November 26, 2016	$1,300,094

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2017 to the number open at the end of the third quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 27, 2016	953	79	1,032
Openings	7	—	7
Closings	(15)	(2)	(17)

Open at November 26, 2016 (1)	945	77	1,022

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At November 26, 2016, there were 73 locations in Mexico and one in El Salvador. These locations are excluded from the table above.

Merchandise Margin and Gross Profit - In the third quarter of fiscal 2017, gross profit was 41.3% of sales, compared to 38.5% of sales for the same period last year, an increase of 280 basis points. In the first nine months of fiscal 2017, gross profit was 37.7% of sales, compared to 37.6% of sales for the same period last year, an increase of 10 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the third quarter of fiscal 2017 was $286.4 million, or 60.2% of sales, compared to $268.6 million, or 56.2% of sales, for the same period last year. The year-over-year increase in merchandise margin is primarily due to a more balanced promotional strategy and improved operations within the Company’s distribution centers. For the first nine months of fiscal 2017, merchandise margin was $748.7 million, or 57.6% of sales, compared to $761.3 million, or 56.4% of sales, for the same period last year. The year-over-year improvement in merchandise margin as a percentage of sales is primarily attributable to improved operations within the Company’s distribution centers. Delivery and fulfillment net costs for the third quarter of fiscal 2017 were $17.3 million, or 3.6% of sales, compared to $10.3 million, or 2.2% of sales, in the same period last year. Delivery and fulfillment net costs for the first nine months of fiscal 2017 were $38.8 million, or 3.0% of sales, compared to $28.7 million, or 2.1% of sales, in the same period last year. The increases are primarily attributable to additional free shipping promotions in the third quarter of fiscal 2017 and continuing growth in direct-to-customer sales. Store occupancy costs decreased during the third quarter of fiscal 2017 to 15.3% of sales, compared to 15.5% of sales during the same period last year. Store occupancy costs decreased in dollars for the first nine months of fiscal 2017; however, as a percentage of sales, these costs deleveraged to 16.9%, compared to 16.6% during the same period last year as a result of lower sales.

Selling, General & Administrative Expenses, Depreciation and Operating Income - In the third quarter of fiscal 2017, selling, general and administrative (“SG&A”) expenses were $160.8 million, compared to $151.6 million for the same period in fiscal 2016. As a percentage of sales, SG&A expenses were 33.8% in the third quarter of fiscal 2017, compared to 31.7% for the same period in fiscal 2016. Year-to-date SG&A expenses were $439.3 million, compared to $428.6 million for the same period in fiscal 2016. As a percentage of sales, SG&A expenses were 33.8% for the first nine months of fiscal 2017, compared to 31.7% for the same period in fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

SG&A expenses are summarized in the tables below (in millions):

	Three Months Ended
	November 26, 2016		November 28, 2015
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$63.5	13.3%	$65.3	13.7%
Operational expenses	21.5	4.5%	21.2	4.4%
Marketing	32.5	6.8%	30.5	6.4%
Other selling, general and administrative	43.4	9.1%	34.6	7.2%

Total selling, general and administrative	$160.8	33.8%	$151.6	31.7%

	Nine Months Ended
	November 26, 2016		November 28, 2015
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$185.2	14.2%	$192.9	14.3%
Operational expenses	63.6	4.9%	64.3	4.8%
Marketing	80.2	6.2%	69.6	5.2%
Other selling, general and administrative	110.4	8.5%	101.8	7.5%

Total selling, general and administrative	$439.3	33.8%	$428.6	31.7%

For the third quarter of fiscal 2017, cost reductions across the Company, including a $1.8 million decrease in store payroll, were offset by planned investments in marketing, including television advertising. In addition, other selling, general and administrative expenses in the third quarter of fiscal 2017 include approximately $8 million of costs associated with the departure of the Company’s Chief Executive Officer (“CEO”) and approximately $3.7 million for incremental legal and advisory fees, CEO transition costs, including CEO search fees and retention program awards to executives and certain costs for sub-leasing portions of the corporate headquarters. For the first nine months of fiscal 2017, the increase in total SG&A expenses was primarily attributable to a $19.2 million increase in marketing and other selling, general and administrative expenses, partially offset by an $8.4 million decrease in store payroll and operational expenses. Other selling, general and administrative expenses for the nine months ended November 26, 2016, include approximately $8 million related to CEO departure expenses and approximately $5.3 million related to incremental legal and advisory fees and other expenses as described above.

Depreciation expense for the third quarter of fiscal 2017 was $13.3 million, compared to $12.8 million in the same period last year. Depreciation expense for the first nine months of fiscal 2017 was $41.0 million, compared to $37.9 million in the same period last year. The increase was primarily the result of additional capital expenditures in recent fiscal years.

Operating income for the third quarter of fiscal 2017 was $22.3 million, or 4.7% of sales, compared to $19.7 million, or 4.1% of sales, for the same period last year. Operating income for the first nine months of fiscal 2017 was $10.1 million, or 0.8% of sales, compared to $41.6 million, or 3.1% of sales, for the same period last year.

Nonoperating Income and Expenses - During the first nine months of fiscal 2017, nonoperating expenses were $7.5 million, compared to $8.7 million for the same period in fiscal 2016. The change was primarily related to unrealized gains and losses on certain investments which were favorable compared to prior year.

Income Taxes - The income tax provision for the third quarter of fiscal 2017 was $6.0 million, compared to $5.9 million during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2017 was 30.7%,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

compared to 35.2% in the same period during fiscal 2016. The lower effective tax rate for the third quarter of fiscal 2017 primarily relates to certain favorable discrete items occurring in the third quarter, mostly related to state income tax benefits and other one-time discrete items for previously expensed share-based compensation no longer subject to deduction limitations. The income tax benefit for the first nine months of fiscal 2017 was $0.9 million, compared to the income tax provision of $11.9 million during the same period in the prior fiscal year. The effective tax rate for the first nine months of fiscal 2017 was (33.8%), compared to 36.2% for the same period during fiscal 2016. The income tax benefit and the negative effective tax rate for the first nine months of fiscal 2017 primarily relates to lower pre-tax earnings during the period and certain favorable discrete items occurring in the third quarter of fiscal 2017 as described above.

Net Income and EBITDA - For the third quarter of fiscal 2017, the Company reported net income of $13.6 million, or $0.17 per share, compared to $10.9 million, or $0.13 per share, for the same period last year. Adjusted net income for the third quarter of fiscal 2017, which excludes the costs related to the departure of the Company’s CEO and the related tax benefit, totaled $17.6 million, or $0.22 per share on an adjusted basis. For the first nine months of fiscal 2017, the Company reported net income of $3.5 million, or $0.04 per share, compared to $21.0 million, or $0.24 per share, for the same period last year. Adjusted net income for the nine months ended November 26, 2016, which excludes the costs related to the departure of the Company’s CEO and the related tax benefit, totaled $7.5 million, or $0.09 per share on an adjusted basis. EBITDA was $35.9 million for the third quarter of fiscal 2017, compared to $32.6 million for the same period last year. EBITDA was $52.1 million for the first nine months of fiscal 2017, compared to $79.7 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures below.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, contribution from operations, EBITDA, adjusted net income and adjusted earnings per share.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three- and nine-month periods ended November 26, 2016 and November 28, 2015. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	Three Months Ended				Nine Months Ended
	November 26, 2016		November 28, 2015		November 26, 2016		November 28, 2015
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$286.4	60.2%	$268.6	56.2%	$748.7	57.6%	$761.3	56.4%
Less: Delivery and fulfillment net costs	17.3	3.6%	10.3	2.2%	38.8	3.0%	28.7	2.1%
Store occupancy costs	72.7	15.3%	74.3	15.5%	219.6	16.9%	224.5	16.6%

Gross profit (GAAP)	196.4	41.3%	184.0	38.5%	490.4	37.7%	508.1	37.6%
Less: Compensation for operations	63.5	13.3%	65.3	13.7%	185.2	14.2%	192.9	14.3%
Operational expenses	21.5	4.5%	21.2	4.4%	63.6	4.9%	64.3	4.8%

Contribution from operations (non-GAAP)	111.4	23.4%	97.6	20.4%	241.6	18.6%	250.9	18.6%
Less: Other nonoperating (income) expense	(0.3)	(0.1%)	(0.2)	0.0%	(1.1)	(0.1%)	(0.2)	0.0%
Marketing and other SG&A	75.9	15.9%	65.1	13.6%	190.6	14.7%	171.4	12.7%

EBITDA (non-GAAP)	35.9	7.5%	32.6	6.8%	52.1	4.0%	79.7	5.9%
Less: Income tax provision (benefit)	6.0	1.2%	5.9	1.2%	(0.9)	(0.1%)	11.9	0.8%
Interest expense, net	3.0	0.6%	3.0	0.6%	8.6	0.7%	8.9	0.7%
Depreciation	13.3	2.8%	12.8	2.7%	41.0	3.1%	37.9	2.8%

Net income (GAAP)	$13.6	2.9%	$10.9	2.3%	$3.5	0.3%	$21.0	1.6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

This Quarterly Report on Form 10-Q also references adjusted net income and adjusted earnings per share, which exclude the impact of severance and other charges related to the departure of the Company’s CEO in fiscal 2017. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance. Adjusted net income and adjusted earnings per share should be considered supplemental and not a substitute for the Company’s net income and earnings per share results reported in accordance with GAAP for the periods presented. A reconciliation of net income and earnings per share to adjusted net income and adjusted earnings per share is shown below for the three- and nine-month periods ended November 26, 2016 (in millions except per share amounts). There were no similar items warranting reconciliation during the three- and nine-month periods ended November 28, 2015.

	Three Months Ended	Nine Months Ended
	November 26, 2016	November 26, 2016
Net income (GAAP)	$13.6	$3.5
Add back: CEO departure-related costs of $8.0 million, net of $4.0 million of tax	4.0	4.0

Adjusted net income (non-GAAP)	$17.6	$7.5

Earnings per share (GAAP)	$0.17	$0.04
Add back: CEO departure-related costs, net of tax	0.05	0.05

Adjusted earnings per share (non-GAAP)	$0.22	$0.09

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2017 with $86.2 million in cash and cash equivalents, compared to $115.2 million at the end of fiscal 2016 and $48.6 million at the end of the first nine months of fiscal 2016. The decrease from the end of fiscal 2016 was primarily the result of the utilization of cash to fund the Company’s capital expenditures of $32.0 million and to return excess capital to shareholders, including $16.9 million for cash dividends and $10.6 million to repurchase shares of the Company’s common stock under the April 2014 program. This decrease was partially offset by cash provided by operating activities of $5.1 million and $25.0 million in net cash borrowings under the Company’s secured revolving credit facility.

Cash Flows from Operating Activities

Operating activities in the first nine months of fiscal 2017 provided $5.1 million of cash, primarily as a result of adjustments for non-cash items and an increase in accounts payable and other liabilities, partially offset by an increase in inventories and prepaid expenses and other assets. Inventory levels at the end of the third quarter of fiscal 2017 were $479.8 million, an increase of $74.0 million, or 18.2%, from the end of fiscal 2016. The increase in inventories was primarily due to the seasonal build of inventory for the holiday selling season. Inventory levels at the end of the third quarter of fiscal 2017 decreased 4.6% from $503.0 million at the end of the third quarter last year.

Cash Flows from Investing Activities

During the first nine months of fiscal 2017, investing activities used $30.9 million, which were primarily related to capital expenditures deployed toward the opening of new stores, other leasehold improvements, and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $48 million in fiscal 2017 to support ongoing investments in technology, stores and distribution centers.

Cash Flows from Financing Activities

During the first nine months of fiscal 2017, financing activities used $3.1 million, primarily resulting from cash outflows of $16.9 million for the payment of dividends and $10.6 million for repurchases of the Company’s common stock pursuant to the April 2014 program, partially offset by $25.0 million in net cash borrowings under the secured revolving credit facility. See “Share Repurchase Program” and “Revolving Credit Facility” below for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility with a $100 million accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $447.5 million as of November 26, 2016. The Company had $25.0 million in net cash borrowings and $39.1 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $285.9 million remaining available for cash borrowings, all as of November 26, 2016. The Company repaid all cash borrowings under the Revolving Credit Facility subsequent to the end of the third quarter of fiscal 2017.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 26, 2016, the Company had $195.5 million outstanding under the Term Loan Facility with a carrying value of $192.0 million, net of unamortized discounts and debt issuance costs. The fair value of the amount outstanding under the Term Loan Facility was approximately $178.4 million as of November 26, 2016, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 based on the frequency and volume of trading for which the price is readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Share Repurchase Program

During the first nine months of fiscal 2017, the Company repurchased 1,794,053 shares of its common stock at a weighted average cost of $5.89 per share for a total cost of $10.6 million under the April 2014 program. During the third quarter of fiscal 2017 and through December 29, 2016, there were no share repurchases and $36.6 million remained available for further share repurchases of common stock under the program.

Dividends Payable

On December 14, 2016, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on February 1, 2017, to shareholders of record on January 18, 2017.

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances and, as required, borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations for the foreseeable future, including debt-related payments, capital expenditure requirements, cash dividends, share repurchases and the lump sum distribution under the Pier 1 Imports, Inc. Supplemental Retirement Plan of approximately $24 million in fiscal 2018 related to the departure of the Company’s CEO.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 26, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

The Board of Directors has undertaken a CEO search in response to the recent departure of the CEO. In addition, the Company entered into retention arrangements with certain senior executives that provide a financial incentive to continue their employment for a specified period of time. There can be no assurance these arrangements will be successful in achieving their objective. The Company’s success depends, in part, upon the services of its senior management team. If the Company is unable to attract a qualified CEO and retain its key senior executives its strategic initiatives could be adversely impacted, which could adversely affect the Company’s business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 26, 2016, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Aug 28, 2016 through Oct 1, 2016	236,536	$—	—	$36,610,131
Oct 2, 2016 through Oct 29, 2016	—	—	—	36,610,131
Oct 30, 2016 through Nov 26, 2016	—	—	—	36,610,131

	236,536	$—	—	$36,610,131

(1)	Totals include 236,536 shares of the Company’s common stock withheld during the third quarter of fiscal 2017 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

During the third quarter of fiscal 2017, there were no share repurchases of the Company’s common stock under the April 2014 program and as of November 26, 2016, $36.6 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program. As of December 29, 2016, $36.6 million remained available for further share repurchases of common stock under the program.

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

PIER 1 IMPORTS, INC.

Date: January 4, 2017	By:	/s/ Terry E. London
Terry E. London, Interim President and
Chief Executive Officer

Date: January 4, 2017	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date: January 4, 2017	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3.2	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

3.3	Certificate of Designation and Terms of Series A Junior Participating Preferred Stock of Pier 1 Imports, Inc. as filed with the Secretary of State of the State of Delaware on September 28, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

4.1	Shareholder Rights Protection Agreement, dated as of September 27, 2016 by and between Pier 1 Imports, Inc. and Computershare Inc., as Rights Agent (including as Exhibit A the form of Rights Certificate and as Exhibit B the form of Certificate of Designation and Terms of the Series A Junior Participating Preferred Stock of the Company), incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith