Form 10-K
period 2017-02-25
PIER 1 IMPORTS INC/DE
filed 2017-04-25
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 27, 2016, was approximately $367,390,075. The registrant has no non-voting common stock.

As of April 19, 2017, there were outstanding 83,036,126 shares of the registrant’s common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended February 25, 2017

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in Item 1, Item 1A, Item 3, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to implement planned cost control measures; expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency; changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; litigation risks; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; risks related to U.S. import policy; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended February 25, 2017, included in Item 1A. Risk Factors.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    3

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

As of February 25, 2017, the Company had 1,018 stores in the United States and Canada. In fiscal 2017, the Company opened 7 new stores and closed 21 stores, approximately a quarter of which were relocations. In April of 2015, the Company announced a plan to optimize its store portfolio as part of its ‘1 Pier 1’ strategy to drive growth through its omni-channel platform, reduce store occupancy and payroll costs and improve efficiency. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments. The Company operates regional distribution center facilities and/or fulfillment centers in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington; and its corporate headquarters is located in Fort Worth, Texas.

The Company has an arrangement to supply Grupo Sanborns, S.A.B. de C.V. (“Grupo Sanborns”) with the Company’s merchandise to be sold by Grupo Sanborns’ subsidiaries, Sears Operadora de Mexico, S.A. de C.V., Corporacion de Tiendas Internationales, S.A. de C.V., and Claroshop.com, S.A.P.I., primarily in a “store within a store” format and online at Claroshop.com.

(b) Financial Information about Industry Segments.

In fiscal 2017, the Company conducted business as one operating segment consisting of retail sales of decorative accessories and furniture.

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

As of February 25, 2017, the Company operated 941 stores in the United States and 77 stores in Canada in addition to its e-Commerce website, pier1.com. The Company also supplied merchandise and licensed the Company’s name to Grupo Sanborns, which sold the Company’s merchandise primarily in a “store within a store” format in 73 stores in Mexico and one store in El Salvador and online in Mexico. The Company’s stores in the United States and Canada average approximately 10,000 gross square feet, which includes an average of approximately 8,000 square feet of retail selling space. The stores are located in freestanding units near shopping centers or malls and in-line positions in major shopping centers. The Company operates in all major U.S. and Canadian metropolitan areas and many of the primary smaller markets. The Company generally has its highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2017, net sales of the Company totaled $1.8 billion.

The Company offers a unique selection of merchandise items imported from many countries around the world. While the broad categories of the Company’s merchandise remain fairly constant, individual items within merchandise categories change frequently in order to meet the changing demands and preferences of customers and trends. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES — This merchandise group constitutes the broadest category of merchandise in the Company’s sales mix and has remained constant at approximately 65% of sales in fiscal years 2017, 2016 and 2015. These

4    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 1. BUSINESS.

goods are imported primarily from Asian and European countries and are also obtained from domestic sources. This merchandise group includes decorative accents and textiles such as rugs, wall decorations and mirrors, pillows, bedding, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, candles, fragrance, gifts and seasonal items.

FURNITURE — This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and patios. This group has remained constant at approximately 35% of sales in fiscal years 2017, 2016 and 2015. These goods are imported from a variety of countries such as Vietnam, China, India and Indonesia, and are also obtained from domestic sources. The Company’s furniture is generally made of metal or handcrafted natural materials, including rattan, pine, acacia, oak, and other woods with either natural, stained, painted or upholstered finishes.

The Company’s merchandise largely consists of items that feature a significant degree of handcraftsmanship and are mostly imported directly from foreign suppliers. The Company enjoys long-standing relationships with many vendors and agents and is not dependent on any particular supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. In selecting the source of merchandise, the Company considers quality, dependability of delivery and cost. During fiscal 2017, the Company sold merchandise imported from many different countries, with approximately 58% of its sales derived from merchandise produced in China, 17% in India and 17% collectively in Vietnam, Indonesia and the United States. The remainder of its merchandise is sourced from other countries around the world.

Imported and domestic merchandise is delivered to the Company’s distribution centers, where merchandise is received, allocated and shipped to the various stores in each distribution center’s region, fulfillment centers or delivered directly to customers.

The Company owns a number of federally registered trademarks and service marks under which it conducts business. Additionally, the Company has registered and has applications pending for the registration of certain other trademarks and service marks in the United States, Canada and other foreign countries. The Company believes that its marks have significant value and are important in its marketing efforts. The Company’s policy is to pursue registration of its marks and oppose any infringement of its marks.

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

On February 25, 2017, the Company employed approximately 20,500 associates in the United States and Canada, of which approximately 4,500 were full-time employees and 16,000 were part-time employees.

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

Executive Officers of the Company

ALASDAIR B. JAMES, age 46, will become President and Chief Executive Officer of the Company effective May 1, 2017, at which time he will be added to the Board of Directors. He brings a strong, consumer-focused background, track record of success and strategic capability to the Company. Mr. James was employed by Sears Holdings Corporation as President of Kmart from August 2014 to March 2017. Prior to joining Sears Holdings, he served in various roles at Tesco PLC, a multinational grocery and general merchandise retailer, from June 2007 until August 2013, including Commercial Director – Global Business Unit. From June 2001 to June 2007, he served in various roles at GlaxoSmithKline, PLC, a pharmaceutical company, including Global Marketing Director for Future Brands.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    5

ITEM 1. BUSINESS.

TERRY E. LONDON, age 67, served as the Non-Executive Chairman of the Company’s Board of Directors from June of 2012 to December 2016 and has been a director since 2003. Mr. London was appointed as Interim President and Chief Executive Officer effective as of January 1, 2017, in connection with the departure of the Company’s former Chief Executive Officer. Effective May 1, 2017, following the commencement of employment of Mr. James, Mr. London will serve as Executive Chairman. He will serve in that role through July 31, 2017, at which time he will re-assume the role of Non-Executive Chairman of the Board. Mr. London served as Chairman of the Board of London Broadcasting Company, Inc. until July 2015. Earlier in his career, Mr. London served as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of Gaylord Entertainment Company.

JEFFREY N. BOYER, age 59, joined the organization in July 2015 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Boyer served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer for Tuesday Morning Corporation, based in Dallas, Texas, since September 2013. From April 2008 to September 2013, Mr. Boyer served as Executive Vice President and Chief Financial Officer of 24 Hour Fitness Worldwide, based in San Ramon, California, and was promoted to Chief Operating Officer in June 2012. From January 2003 to April 2008, Mr. Boyer held the positions of Executive Vice President, Chief Financial Officer; Co-President and Chief Financial Officer; and President and Chief Financial Officer with The Michaels Companies, Inc. He has also held executive positions with Sears Holdings Corporation and Kmart Corporation.

MICHAEL R. BENKEL, age 48, was named Executive Vice President of Global Supply Chain in July 2015, having previously served as Executive Vice President of Planning and Allocations since April 2012. He joined the organization in September 2008 as Senior Vice President of Planning and Allocations. Prior to joining the Company, he spent 11 years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director – Inventory Management, and as a home furnishings and furniture buyer.

MICHAEL A. CARTER, age 58, was named Executive Vice President, Compliance and General Counsel, Secretary of the Company in April 2016, having previously served as Senior Vice President, Compliance and General Counsel, Secretary of the Company since January 2014. Prior to that and since December 2005, he served as Senior Vice President, General Counsel and Secretary of the Company. Mr. Carter has served within the organization for 27 years in various leadership capacities, including Vice President – Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

LAURA A. COFFEY, age 50, was named Executive Vice President of Planning and Allocations in July 2015. Ms. Coffey has served within the organization for 19 years in various capacities, including Executive Vice President and Interim Chief Financial Officer, Senior Vice President of Planning, Senior Vice President of Business Development and Strategic Planning and Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and served as Principal Accounting Officer from 2008 to 2011. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

CATHERINE DAVID, age 53, joined the organization in August 2009 as Executive Vice President of Merchandising. Prior to her current role, Ms. David served as President and Chief Operating Officer of Kirkland’s Inc. and Vice President and General Manager with Sears Essentials, Sears Grand and The Great Indoors. Ms. David also previously served with Target Corporation for 13 years in various positions including Vice President and General Manager of target.direct and various positions in the buying, planning and stores divisions.

GREGORY S. HUMENESKY, age 65, was named Executive Vice President of Human Resources of the Company in February 2005. Prior to his current position, he served in various human resource positions for other retailers, including ten years as Senior Vice President of Human Resources at Zale Corporation and 21 years in various positions of increasing responsibility at Macy’s.

ERIC W. HUNTER, age 43, was named Executive Vice President of Marketing in September 2013. Prior to joining the Company, Mr. Hunter served as Senior Vice President of Marketing and Acting Chief Marketing Officer with JCPenney Company from February 2012 to July 2013, and as Chief Marketing Officer and Group President with Kellwood Company from March 2009 until February 2012. Mr. Hunter also served in various positions with PMK/HBH/Momentum Worldwide and Creative Artists Agency.

The executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected or appointed and qualified or until their earlier resignation or removal. None of the above executive officers has any family relationship with any other of such officers or with any director of the Company. None of such officers was selected pursuant to any arrangement or understanding between her or him and any other person.

6    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 1A. RISK FACTORS.

Item 1A. Risk Factors.

The Company’s business is subject to risk. The following discussion, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes, sets forth the most significant risks and uncertainties that management believes could adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties of which management is not aware or that management currently deems immaterial may also have a material adverse effect on the Company’s business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that may be faced by the Company. The occurrence of the described risks could cause the Company’s results to differ materially from those described in the forward-looking statements included elsewhere in this report, and could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company outsources numerous business processes to third parties including gift card tracking and authorization, credit card authorization and processing, store schedule visibility and time/attendance tracking, store maintenance services, maintenance and support of the Company’s website and e-Commerce platform, certain marketing services, insurance claims processing, customs filings and reporting, domestic and ocean freight including certain processing functions, integration, shipment and delivery of customer orders including in-home delivery and drop ship, certain merchandise compliance functions including testing, certain payroll processing and various tax filings, administration and record keeping for certain employment benefits including retirement plans, the stock purchase plan, medical and prescription plans, and third party vendor auditing. In addition, the Company also has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Pier 1 rewards credit card program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control and business continuity practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have a negative effect on the Company’s financial results.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    7

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

The Company maintains regional distribution centers in Maryland, Ohio, Texas, California, Georgia and Washington. At these distribution centers, merchandise is received, allocated, and delivered to the Company’s stores and customers, and at the Company’s fulfillment centers in Ohio and Texas, e-Commerce orders are fulfilled. The Company may from time to time relocate, consolidate or make other changes to its facilities which could delay delivery of merchandise to the Company’s stores and customers. Major catastrophic events such as natural disasters, fire or flooding, malfunction or disruption of the information systems, a disruption in communication services or power outages, or shipping interruptions (including labor issues at the ports) could also delay distribution of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales and results of operations.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the Company’s business and results of operations.

The success and growth of the Company is dependent upon retaining existing customers and acquiring new customers to generate increased traffic in order to produce sales in its stores and through the Company’s e-Commerce website. Successful marketing efforts require the ability to obtain customer information and to reach customers through their desired mode of communication utilizing various media outlets. Media placement decisions are generally made months in advance of the scheduled release date. While gathering information about customers, the Company must consider the customers’ desire for privacy and the need to comply with applicable laws and regulations. Any future changes in privacy laws or their interpretation or enforcement by courts and governmental agencies could adversely impact our ability to market to customers. The Company’s inability to obtain and use customer information, accurately predict and respect its customers’ preferences, utilize the desired modes of communication, allocate marketing resources to maximize return, maintain effectiveness of loyalty program or ensure availability of advertised products may negatively impact the business and operating results.

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

8    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 1A. RISK FACTORS.

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

The profitability of the business depends in large part on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For the majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. Management actively monitors individual store performance and attempts to negotiate favorable lease expenses to ensure stores can remain profitable or have the ability to rebound to a profitable state. Current locations may not continue to be desirable as the Company’s omni-channel strategy evolves or demographics change, and the Company may choose to close underperforming stores before lease expiration and incur lease termination costs associated with those closings. In April of 2015, the Company announced that it had initiated a plan to optimize its store portfolio as part of its ‘1 Pier 1’ strategy to drive growth through its omni-channel platform, reduce occupancy and payroll costs and improve efficiency. The Company’s inability to achieve the desired cost reductions and improved efficiencies could negatively impact the Company’s future growth and earnings. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in greater profits.

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

The Company’s success depends, in a large part, on being able to successfully attract, motivate and retain a qualified management team and associates. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the corporate headquarters, stores, and distribution and fulfillment centers, which could have a negative effect on the business. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members. The Company does not believe that its compensation policies, principles, objectives and practices are structured to promote inappropriate risk taking by its executives nor inappropriate risk taking by its associates whose behavior would be most affected by performance-based incentives. The Company believes that the focus of its overall compensation program encourages its associates to take a balanced approach that focuses on increasing and sustaining the Company’s profitability.

Occasionally, the Company experiences union organizing activities in non-unionized distribution facilities. Similar activities could also occur in its stores. These types of activities may result in work slowdowns or stoppages, higher labor costs and higher operating expenses. Any increase in cost associated with labor organization at distribution facilities could result in higher costs to distribute inventory and could negatively impact margins.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    9

ITEM 1A. RISK FACTORS.

Failure to successfully manage the Company’s omni-channel operations could negatively affect the Company’s business.

In fiscal 2017, the Company continued to enhance its omni-channel strategy, ‘1 Pier 1’. Successful execution of the omni-channel initiatives depends on the Company’s ability to maintain uninterrupted availability of the Company’s e-Commerce website and supporting applications, adequate and accurate inventory levels, timely and cost-effective fulfillment and delivery of customer orders, accurate shipping of undamaged product and coordination of those activities within the Company’s retail stores. In addition, the Company’s customer service function must maintain a high standard of customer care. As e-Commerce sales continue to grow, delivery and fulfillment net costs are expected to continue to increase. Failure to successfully manage these processes and costs may negatively impact sales and profitability, result in the loss of customers, and damage the Company’s reputation.

The Company operates in a highly competitive retail environment with companies offering similar merchandise. If customers are lost to the Company’s competitors, sales could decline.

The Company operates in the highly competitive specialty home retail business and competes primarily with specialty sections of large general merchandise retailers and department stores, home furnishing retailers, small specialty stores, online retailers and marketplaces, and mass merchandising discounters. Management believes that the Company is competing for sales on the basis of style, pricing and quality of products, constantly changing merchandise assortment, visual presentation of its merchandise and customer service. The Company experiences increased competition when other retailers offer promotional pricing, including free shipping, or liquidate merchandise for various reasons. If the Company is unable to maintain a competitive position, it could experience negative pressure on retail prices and loss of customers, which in turn could result in reduced margins and operating results.

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

The Company’s financial results may be negatively impacted by increases in costs that are beyond the Company’s control, including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, litigation, fluctuations in foreign currency exchange rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, higher tax rates and unfavorable changes in tax and trade policies. In addition, compliance with changes in laws and regulations and compliance with accounting standards and internal control requirements, may negatively impact the Company’s financial results.

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

Failure of any critical software applications including software-as-a-service and cloud operations, technology infrastructure, telecommunications, data communications, data storage equipment, or networks could have a negative effect, including

10    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 1A. RISK FACTORS.

additional expense, on the Company’s ability to manage the merchandise supply chain, sell merchandise, accomplish payment functions, report financial data or manage labor and staffing. Although the Company maintains off-site data backups, a concentration of technology-related risk exists in the Company’s headquarters located in Fort Worth, Texas. External events, including but not limited to, natural disasters, fire or flooding, civil unrest or other events not within the Company’s control could prohibit access to or limit functionality of the data center located in the Company’s headquarters. While the Company has successfully mitigated past events of this nature with minimal disruption to the business, a major event could be more disruptive and require significant time and resources to resolve, and could result in a material adverse impact on the Company’s financial results.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and associates could expose the Company to litigation and/or regulatory action and damage the Company’s reputation.

The Company receives and maintains certain personal and payment information of its customers, vendors and associates. The collection and use of this information by the Company is regulated at the international, national, federal and other political subdivision levels, and is subject to certain contractual restrictions in third-party agreements. Although the Company has implemented processes to collect and protect the integrity and security of personal and payment information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately. If the security and information systems of the Company or of its business partners are compromised or its internal or external business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons, or collected or used inappropriately, it could negatively affect the Company’s reputation and marketing initiatives, as well as operations and financial results, and could result in litigation and/or regulatory action against the Company including the imposition of penalties and fines. In addition, a compromise of the Company’s systems could result in a disruption to operations and require expanded resources to remediate, investigate, correct and upgrade systems. As privacy and information security laws and regulations change, the Company will incur additional costs to remain in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the business and its financial results.

The Company regularly invests in new information technology systems and implements modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality and cloud-based solutions such as software-as-a-service solutions and data storage. The Company believes it is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. However, there can be no assurance the Company has anticipated all potential risks. Failure to successfully implement these initiatives could negatively impact the Company’s business and financial results.

The Company’s business operations, including the expansion of the Company’s e-Commerce website, are subject to inherent cybersecurity risks and e-Commerce related fraud that may disrupt its business and negatively impact the Company’s financial results and reputation.

The Company’s e-Commerce functionality has increased the Company’s exposure to cybersecurity risks and e-Commerce related fraud. A compromise of the Company’s or its third-party vendors’ security systems could result in a service disruption, or customers’, associates’ or vendors’ personal or payment information or the Company’s proprietary information being obtained by unauthorized users. Although the Company has implemented processes to mitigate the risks of security breaches, cyber incidents and e-Commerce related fraud, there can be no assurance that such events will not occur or that such mitigation will be successful. These events could result in violation of privacy laws, potential litigation or regulatory action, increased costs and a loss of consumer confidence in its security measures, all of which could have a negative impact on the Company’s financial results and its reputation.

Failure to maintain positive brand perception and recognition could have a negative impact on the Company’s financial results and reputation.

Maintaining a good reputation is critical to the Company’s business. Social media has increased the risk that the Company’s reputation could be negatively impacted in a short amount of time. If the Company is unable to quickly and effectively respond to occurrences of negative publicity through social media or otherwise, it may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact the Company’s financial results and its reputation.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    11

ITEM 1A. RISK FACTORS.

Legal and Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements, or interpretations of them, may result in additional costs to the Company, including the costs of compliance as well as potential penalties and fines for non-compliance.

Legislation on a local, regional, state, national or global level has the potential to have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental and quasi-governmental agencies in the course of operating its business because of its numerous locations, large number of associates, contact with consumers and importation and exportation of product. In addition, the Company is subject to regulations including consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits and recalls. Failure to comply may also result in damage to the Company’s reputation or additional costs in the form of litigation, financial penalties and fines or business interruptions.

The Company conducts business in many jurisdictions, including foreign countries. In many of these jurisdictions, the Company may be required to comply with employment laws and pay or collect import duties, national, state and local sales taxes or similar taxes at the point of sale or delivery of merchandise and remit such amounts to the appropriate authorities. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes and with licensing requirements could also subject the Company to financial penalties and fines or business interruptions.

The Company is subject to claims and litigation that are inherently unpredictable and could have a material adverse effect on our business, financial condition and results.

The Company is subject to claims, lawsuits, inquiries, investigations and pending legal and administrative actions incident to the operations of its business. These actions can be initiated by employees, customers, vendors, competitors, holders of claimed intellectual property rights, shareholders, government agencies and others, individually or by groups through mass and class actions. While the Company generally considers these matters to be ordinary and routine in nature, budgets for their cost and maintains insurance or reserves against a portion of the costs of certain of these exposures, there can be no assurance that the Company will not incur material unexpected costs, judgments or penalties, or material demands on management time, attributable to these matters. The likely outcome and cost of litigation and other disputes is often difficult or impossible to determine or quantify. Claims may seek very large or unspecified amounts. The full extent of the Company’s risk of loss relating to these matters may remain unknown for substantial periods of time as a decision at one level of the courts or administrative proceedings can be overturned by appeals to higher courts or other decisional bodies. The Company expends significant amounts for insurance, personnel costs and external advisors in an effort to limit exposures to these sources of claims and litigation, which costs are increasing. There is no assurance that these efforts will prove effective. Claims ultimately decided adversely to the Company, or settlements that the Company agrees to, may be very large and could have a material adverse effect on the Company’s business, financial condition and results.

Risks Associated with International Trade

As an importer and retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company must order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, disruption in the operation of the international portion of the Company’s supply chain, labor unrest or natural disasters could adversely affect the Company’s ability to import merchandise from certain countries. Although the Company pays for the vast majority of its merchandise in U.S. dollars, fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, preferential trade agreements including generalized system of preferences, taxes and other charges on imports, rising labor costs and cost of living in foreign countries, dock strikes, worker strikes, import quota systems and other restrictions sometimes placed

12    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 1A. RISK FACTORS.

on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a negative effect on the financial results of the Company. Ocean carriage and freight costs contribute a substantial amount to the cost of imported merchandise. Monitoring foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards and social compliance issues, is more difficult than monitoring domestic vendors.

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

Dispute resolution processes in recent years have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances, these trade disputes can lead to threats by countries of sanctions or other retaliatory actions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade to be beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of merchandise purchased from sanctioned countries. In that case, the Company may be required to seek similar merchandise from other countries on terms that could be materially less favorable.

The Company’s business may be adversely affected by changes in U.S. policy related to imported merchandise.

More than 90% of the Company’s merchandise is sourced from outside of the United States. The U.S. government is considering proposals for substantial changes to its trade and tax policies, which could include import restrictions, increased import tariffs and border-adjustment taxes among other possible measures. Material changes in these policies could increase the Company’s tax obligations or require the Company to increase prices to customers, which would likely adversely affect sales. Any significant change in U.S. policy related to imported merchandise could have a material adverse effect on the Company’s business and financial results.

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

The Company is dependent upon generating sufficient cash flows from operations to fund its obligations. The Company maintains a secured revolving credit facility to enable it to acquire merchandise, fund working capital requirements as well as to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions on the

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    13

ITEM 1A. RISK FACTORS.

Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. The Company entered into a senior secured term loan facility in April of 2014. The facility contains a number of affirmative and restrictive covenants that may also limit the Company’s actions. Significant decreases in cash flows from operations could result in the Company borrowing increased amounts under its credit facilities to fund operational needs and increased utilization of letters of credit. These actions could result in the Company being subject to increased restrictions as described above and increase interest expense and overall leverage. See Note 4 of the Notes to Consolidated Financial Statements – Secured Revolving Credit Facility and Term Loan Facility for additional discussion.

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

Risks Relating to the Company’s Common Stock

The Company’s Shareholder Rights Protection Agreement could make it more difficult for a third party to acquire control of the Company, which could have a negative effect on the price of the Company’s common stock.

The Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) in September 2016 that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. A third party or group that acquires 10% or more of the Company’s common stock could suffer substantial dilution of its ownership interest under the terms of the Rights Agreement through the issuance of large numbers of common stock or common stock equivalents to shareholders other than the acquiring person. The Rights Agreement provides that it will terminate at the close of business on the date of the Company’s duly held (and completed) 2017 annual meeting of shareholders (or, if later, the date the votes of the shareholders of the Company, with respect to such meeting, are certified) unless the Company’s shareholders at such meeting (or any adjournment or postponement thereof) approve the continuation of the Rights Agreement.

The Company’s 2017 annual meeting of shareholders is scheduled to be held on June 22, 2017, and as of the date of this Annual Report on Form 10-K the Board of Directors does not plan to request that the shareholders approve the continuation of the Rights Agreement. The Board of Directors reserves the right to ask the shareholders to vote to approve the continuation of the Rights Agreement at the 2017 annual meeting of shareholders, and the right to adopt a successor agreement having comparable effect, if deemed necessary or advisable in the exercise of their fiduciary duties, to ensure that all shareholders have the opportunity to realize the long-term value of the Company and the execution of its strategy under the direction of the Company’s new Chief Executive Officer, and to guard against coercive or unfair tactics to gain control of the Company without paying all shareholders an appropriate premium.

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

Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategy or the way the Company is managed may seek to effect change through various strategies that range from private engagement to publicity

14    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 1A. RISK FACTORS.

campaigns, proxy contests, efforts to force transactions not supported by the Board of Directors and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors, management and the Company’s employees. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas, which included approximately 397,000 square feet of office space as of February 25, 2017. Total gross square footage for all stores was 10.1 million and retail square footage was 8.0 million as of February 25, 2017. The following table sets forth the Company’s U.S. and Canadian stores by state and province as of February 25, 2017:

United States
Alabama	12	Louisiana	15	Ohio	28
Alaska	3	Maine	2	Oklahoma	6
Arizona	24	Maryland	21	Oregon	12
Arkansas	8	Massachusetts	22	Pennsylvania	37
California	102	Michigan	30	Rhode Island	2
Colorado	14	Minnesota	18	South Carolina	15
Connecticut	17	Mississippi	6	South Dakota	2
Delaware	4	Missouri	18	Tennessee	17
Florida	72	Montana	5	Texas	78
Georgia	27	Nebraska	4	Utah	8
Hawaii	8	Nevada	7	Vermont	1
Idaho	6	New Hampshire	6	Virginia	32
Illinois	36	New Jersey	33	Washington	26
Indiana	17	New Mexico	4	West Virginia	5
Iowa	8	New York	49	Wisconsin	19
Kansas	7	North Carolina	32	Wyoming	2
Kentucky	11	North Dakota	3

Canada

Alberta	12	New Brunswick	2	Ontario	35
British Columbia	13	Newfoundland	1	Quebec	8
Manitoba	2	Nova Scotia	2	Saskatchewan	2

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    15

ITEM 2. PROPERTIES.

The Company currently owns or leases distribution and fulfillment center space of approximately 5.5 million square feet. The Company also acquires temporary distribution center space periodically through short-term leases. As of February 25, 2017, the Company owned or leased under operating leases the following properties, which include distribution and/or fulfillment centers in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility
Baltimore, Maryland	1,278,000	Leased
Columbus, Ohio	1,182,000	Leased
Fort Worth, Texas	460,000	Owned
Fort Worth, Texas	310,000	Leased
Ontario, California	991,000	Leased
Savannah, Georgia	784,000	Leased
Tacoma, Washington	451,000	Leased

Item 3. Legal Proceedings.

Putative class action complaints were filed in the United States District Court for the Northern District of Texas — Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Products Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC is investigating whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company is responding to the inquiry and cooperating with the CPSC. It is not possible at this time to determine what, if any, actions will be taken by the CPSC as a consequence of the inquiry, whether a civil penalty will be assessed or, if assessed, the amount thereof. Given the nature of this matter and the uncertainty as to whether the matter will progress beyond the investigative phase, a reasonable estimate of potential loss or range of loss cannot be made at this time and no assurances can be given that a penalty, if assessed, would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company is a defendant in lawsuits pending in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. While it is not possible to predict the outcome of these lawsuits, as of the date of this report, the Company does not believe any reasonably foreseeable resolution of these matters would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

During fiscal years 2017, 2016 and 2015, there were various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the first paragraph in this Item and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

16    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (“NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2017 and 2016.

	Market Price
Fiscal 2017	High	Low
First quarter	$7.34	$4.94
Second quarter	5.97	4.54
Third quarter	6.24	3.84
Fourth quarter	9.49	5.59

Fiscal 2016	High	Low
First quarter	$14.22	$11.92
Second quarter	13.18	9.99
Third quarter	10.24	6.31
Fourth quarter	6.76	3.78

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR.” As of April 19, 2017, there were approximately 6,200 shareholders of record of the Company’s common stock.

Dividends

The Company declared cash dividends on its outstanding shares of common stock of $0.07 per share in each of the quarters of fiscal 2017, which totaled $22.5 million in cash dividends paid during fiscal 2017. The Company declared cash dividends on its outstanding shares of common stock of $0.07 per share in each of the quarters of fiscal 2016, which totaled $23.7 million in cash dividends paid during fiscal 2016. On April 12, 2017, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 per share quarterly cash dividend will be paid on May 10, 2017, to shareholders of record on April 26, 2017. The Company’s decision to pay a cash dividend depends upon the earnings, financial condition and capital needs of the Company and other factors deemed relevant by the Company’s Board of Directors.

As of February 25, 2017, the Company was not precluded from paying cash dividends or repurchasing the Company’s common stock under the secured revolving credit facility (“Revolving Credit Facility”) or the senior secured term loan facility (“Term Loan Facility”). The Company’s Revolving Credit Facility may limit certain investments and, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. The Company will not be restricted from paying dividends unless credit extensions on the Revolving Credit Facility line result in availability over a specified period of time that is projected to be less than 17.5% of the lesser of either $350.0 million or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 30.0% of the lesser of either $350.0 million or the calculated borrowing base. Additionally, the Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    17

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

November 27, 2016 through February 25, 2017 — The following table provides information with respect to purchases of common stock of the Company made during the three months ended February 25, 2017, by the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nov. 27, 2016 through Dec. 31, 2016	—	$—	—	$36,610,131
Jan. 1, 2017 through Jan. 28, 2017	32,271	—	—	36,610,131
Jan. 29, 2017 through Feb. 25, 2017	5,931	—	—	36,610,131
	38,202	$—	—	$36,610,131

(1)

During the fourth quarter of fiscal 2017, there were no share repurchases under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”). Amounts provided in the table above are shares of the Company’s common stock withheld during the fourth quarter of fiscal 2017 from associates to satisfy tax withholding obligations that arose upon the exercise of stock options. The average price per share, which is excluded from the table above, equals the fair market value of the shares on the date of the option exercise.

Fiscal years 2017, 2016 and 2015 — The following table summarizes the Company’s total share repurchases of its common stock during fiscal 2017, 2016 and 2015:

			Shares Purchased
Date Program Announced	Authorized Amount	Date Completed	Fiscal 2017	Fiscal 2016	Fiscal 2015	Weighted Average Cost		Remaining Available as of February 25, 2017
Oct. 18, 2013	$200,000,000	Apr. 10, 2014	—	—	5,071,812	$19.35	(1)	$—
Apr. 10, 2014	200,000,000	—	1,794,053	7,460,935	5,208,500	11.30		36,610,131

(1)	Represents weighted average cost for all share repurchases under the October 18, 2013 program.

During fiscal 2017, the Company repurchased 1,794,053 shares of its common stock under the April 2014 program at a weighted average cost of $5.89 per share for a total cost of $10.6 million. There were no share repurchases during the third and fourth quarters of fiscal 2017. As of February 25, 2017, $36.6 million remained available for further share repurchases of common stock under the April 2014 program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

Subsequent to year end, through April 19, 2017, under the April 2014 program, the Company utilized a total of $0.3 million to repurchase 45,000 shares of the Company’s common stock at a weighted average price per share of $6.91 and $36.3 million remained available for further share repurchases of common stock under the program.

During fiscal 2017, the Company withheld 324,210 shares of its common stock from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans and the exercise of certain stock options.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the

18    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

five-year period shown on the graph are based on the assumption, as required by SEC rules, that $100 had been invested in the Company’s stock and in each index on February 25, 2012, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on February 25, 2017. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    19

ITEM 6. SELECTED FINANCIAL DATA.

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2017	2016	2015	2014	2013 (1)
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales	$1,828.4	1,892.2	1,884.6	1,791.4	1,724.2
Gross profit	$697.3	705.0	768.5	765.3	762.3
Selling, general and administrative expenses	$587.8	578.8	594.9	550.9	532.4
Depreciation	$54.6	50.9	46.3	38.9	31.0
Operating income	$54.9	75.2	127.3	175.5	199.0
Operating income as a % of sales	3.0%	4.0%	6.8%	9.8%	11.5%
Nonoperating (income) and expenses, net (2)	$9.6	12.0	6.9	0.9	(2.0)
Income before income taxes	$45.3	63.2	120.4	174.6	201.0
Net income	$30.1	39.6	75.2	107.5	129.4
PER SHARE AMOUNTS:
Basic earnings	$0.37	0.47	0.83	1.03	1.22
Diluted earnings	$0.37	0.46	0.82	1.01	1.20
Cash dividends declared	$0.28	0.28	0.24	0.21	0.17
OTHER FINANCIAL DATA:
Working capital (3)	$318.7	328.2	365.5	306.4	403.9
Current ratio	2.1	2.3	2.3	2.2	2.6
Total assets	$843.1	819.2	906.9	800.2	857.1
Long-term debt (2)	$199.1	200.3	201.4	9.4	9.4
Shareholders’ equity	$292.0	284.8	337.3	449.4	537.1
Weighted average diluted shares outstanding (in millions) (4)	$81.0	85.4	92.1	106.2	108.3
Effective tax rate (%)	33.4%	37.3%	37.6%	38.4%	35.6%

(1)	Fiscal 2013 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.

(2)

The Company’s consolidated long-term debt and related interest expense (which is included in nonoperating (income) and expenses, net) increased significantly in fiscal 2015 as a result of borrowings under the Company’s Term Loan Facility.

(3)	The reduction in working capital in fiscal 2014 was primarily the result of increased share repurchases compared to fiscal 2013.

(4)

The decrease in shares outstanding during fiscal 2017, 2016, 2015, 2014 and 2013 was primarily the result of the Company’s board-approved share repurchase programs. Under these programs, the Company repurchased 1,794,053; 7,460,935; 10,280,312; 9,788,257; and 5,822,142 shares of its common stock in fiscal 2017, 2016, 2015, 2014 and 2013, respectively.

20    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products. As of February 25, 2017, the Company operated 1,018 stores in the U.S. and Canada. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto, which can be found in Item 8 of this report.

Over the past several years, the Company has transformed from a brick-and-mortar retailer to an omni-channel retailer, with the objective of seamless integration across stores, desktop and mobile devices. As part of its transformation to an omni-channel retailer the Company re-launched its e-Commerce capabilities including its website, pier1.com, during fiscal 2013. The Company’s focus through the ‘1 Pier 1’ omni-channel strategy is to ensure that customers have an extraordinary experience, regardless of how they shop. By enabling the customer to interact with the brand both in-store and online, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The ‘1 Pier 1’ strategy required investment in systems, distribution and fulfillment centers, call centers, distribution network and store development, including new in-store selling tools such as computers and tablets. This strategy also includes a continuing commitment to return excess capital to shareholders through share repurchases and cash dividends.

Fiscal 2017 net sales decreased 3.4% from the prior year and company comparable sales decreased 1.0% as the average number of stores declined approximately 3%. The company comparable sales decrease for fiscal 2017 resulted primarily from decreased in-store activity, partially offset by an increase in online direct-to-customer sales. During fiscal 2017, e-Commerce sales accounted for approximately 20% of net sales, compared to approximately 16% in the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for fiscal 2017 was $697.3 million, or 38.1% of sales, compared to $705.0 million, or 37.3% of sales, in the same period last year, an increase of 80 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $1.048 billion for fiscal 2017, or 57.3% of sales, compared to $1.046 billion, or 55.3% of sales, for fiscal 2016. The year-over-year improvement in merchandise margin as a percentage of sales is primarily attributable to decreased clearance and improved operations within the Company’s supply chain. Delivery and fulfillment net costs for fiscal 2017 were $59.0 million, or 3.2% of sales, compared to $42.5 million, or 2.2% of sales, in fiscal 2016. The increase is primarily attributable to shifting promotional spend to free shipping. The increase also reflects the increase in direct-to-customer sales as compared to fiscal 2016. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. Store occupancy costs decreased in dollars during fiscal 2017; however, as a percentage of sales, these costs deleveraged to 16.0% compared to 15.7% during fiscal 2016 as a result of lower sales.

Operating income for fiscal 2017 was 3.0% of sales, compared to 4.0% of sales, in fiscal 2016. Net income for fiscal 2017 was $30.1 million, or $0.37 per diluted share, compared to $39.6 million, or $0.46 per diluted share, for fiscal 2016. Adjusted net income for fiscal 2017, which excludes the costs related to the departure of the Company’s former Chief Executive Officer (“former CEO”) and the related tax benefit, totaled $35.7 million, or $0.44 per adjusted diluted share, on an adjusted basis. See Note 5 — Employee Benefit Plans and Note 6 — Matters Concerning Shareholders’ Equity for further discussion regarding these costs. EBITDA (earnings before interest, taxes, depreciation and amortization) for fiscal 2017 was $110.6 million, compared to $125.2 million in fiscal 2016. See “Reconciliation of Non-GAAP Financial Measures” below.

As an omni-channel retailer, the Company’s strategies and plans are being enhanced to address sales trends, restore merchandise margin and reduce costs across the organization. These enhancements include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and managing capital expenditures. Profitability in fiscal 2017 was challenged by store traffic declines, increases in media spending and

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

additional delivery and fulfillment net costs. Cost reductions across the organization were offset by incremental investments in marketing, approximately $10 million of costs associated with the departure of the Company’s former CEO, and approximately $7 million of costs related to incremental legal and advisory fees, CEO transition costs, including search fees and retention program awards to executives, and certain costs for sub-leasing portions of the corporate headquarters.

The Company has set out several key guideposts by which to measure the Company’s performance in achieving its objectives, which are:

1.	Brand traffic, conversion and average ticket;

2.	Stores as sales and customer experience centers;

3.	Merchandise margin and gross profit;

4.	Fulfillment and home delivery;

5.	Selling, general and administrative expenses; and

6.	Capital allocation.

The Company closed 14 and 33 stores, on a net basis, during fiscal 2017 and fiscal 2016, respectively. These 47 net store closures are consistent with, and a part of, the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During fiscal 2017, the Company utilized $44.2 million of cash for capital expenditures, which was deployed toward the opening of new stores, other leasehold improvements and technology and infrastructure initiatives. Capital spend in fiscal 2018 is expected to be approximately $55 million to support ongoing investments in technology, stores and distribution centers.

As of February 25, 2017, the Company had $195.0 million outstanding under its $200 million Term Loan Facility that matures on April 30, 2021. See “Liquidity and Capital Resources — Revolving Credit Facility” and “Liquidity and Capital Resources — Term Loan Facility” below for more information.

As of February 25, 2017, the Company had repurchased 14,463,488 shares of its common stock under the April 2014 program at a weighted average cost of $11.30 per share for a total cost of $163.4 million, and $36.6 million remained available for further share repurchases. During fiscal 2017, the Company repurchased 1,794,053 shares of its common stock under the April 2014 program at a weighted average cost of $5.89 per share. Subsequent to year end, through April 19, 2017, under the April 2014 program, the Company utilized a total of $0.3 million to repurchase 45,000 shares of the Company’s common stock at a weighted average price per share of $6.91 and $36.3 million remained available for further repurchases under that program. During fiscal 2017, the Company paid quarterly cash dividends totaling approximately $22.5 million. On April 12, 2017, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock to shareholders of record on April 26, 2017, which is payable on May 10, 2017.

The Company and Alexander W. Smith, the Company’s former President and Chief Executive Officer, reached a mutual agreement that Mr. Smith’s employment would terminate on December 31, 2016. The parties entered into a Mutual Termination Agreement and General Release dated September 2, 2016 (“Termination Agreement”) setting forth various agreements and understandings between the parties regarding the termination of Mr. Smith’s employment. As a result of these events, the Company recorded additional expense in fiscal 2017 related to the accelerated vesting of unvested restricted stock awards, revised defined benefit plan assumptions and cash severance in accordance with Mr. Smith’s employment agreement, as confirmed by the Termination Agreement. See Note 5 and Note 6 of the Notes to Consolidated Financial Statements for additional discussion of these expenses.

On December 14, 2016, the Company announced that its Board of Directors appointed Terry E. London, Chairman, to the position of Interim President and Chief Executive Officer effective as of January 1, 2017.

On April 3, 2017, subsequent to year end, the Company announced that Alasdair James will join the Company as President and Chief Executive Officer effective May 1, 2017. Mr. James has been elected to the Company’s Board of Directors effective May 1, 2017. Mr. London has been appointed to serve as Executive Chairman upon Mr. James assuming his role as President and Chief Executive Officer and will serve in this role through July 31, 2017, at which time he will reassume the role of Non-Executive Chairman of the Board.

The Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) effective September 27, 2016, and declared a dividend of one right on each outstanding share of the Company’s common stock,

22    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

payable to holders of record as of the close of business on October 7, 2016. See Note 6 of the Notes to Consolidated Financial Statements for more information regarding the Rights Agreement.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions below).

Key Performance Indicators	2017	2016	2015
Total sales growth (decline)	(3.4%)	0.4%	5.2%
Company comparable sales growth (decline)	(1.0%)	0.7%	4.7%
Gross profit as a % of sales	38.1%	37.3%	40.8%
Selling, general & administrative expenses as a % of sales	32.1%	30.6%	31.6%
Operating income as a % of sales	3.0%	4.0%	6.8%
Net income (in millions)	$30.1	$39.6	$75.2
Net income as a % of sales	1.6%	2.1%	4.0%
EBITDA (in millions) (1)	$110.6	$125.2	$176.3
EBITDA as a % of sales	6.0%	6.6%	9.4%
Total retail square footage (in thousands)	8,048	8,165	8,405
(1)	See reconciliation of Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

Company Comparable Sales Calculation — The company comparable sales calculation includes all in-store sales, including direct-to-customer (as defined below), provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, company comparable sales include all orders placed online outside of a store as direct-to-customer sales. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

FISCAL YEARS ENDED FEBRUARY 25, 2017 AND FEBRUARY 27, 2016

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during fiscal years 2017 and 2016 were as follows (in thousands):

	2017	2016
Retail sales	$1,816,402	$1,876,854
Other (1)	12,044	15,376

Net sales	$1,828,446	$1,892,230
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales during fiscal 2017 were $1.828 billion, a decrease of 3.4%, from $1.892 billion in the prior fiscal year. At the end of fiscal 2017, the Company operated 14 fewer stores than at the end of fiscal 2016. Company comparable sales for fiscal 2017 decreased 1.0% as compared to prior year primarily resulting from decreased in-store activity, partially offset by an increase in online direct-to-customer sales (as defined below). The Company’s e-Commerce sales accounted for approximately 20% of net sales for fiscal 2017, compared to approximately 16% for fiscal 2016. E-Commerce sales are comprised of customer orders placed online which were delivered directly to the customer (“direct-to-customer”) or those picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales by approximately 10 basis points in

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

fiscal 2017. Sales on the Pier 1 rewards credit card comprised 36.6% of U.S. sales for the twelve months ended February 25, 2017, compared to 34.2% last year. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for fiscal 2017 was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2016	$1,892,230
Incremental sales growth (decline) from:
Company comparable sales	(19,071)
New stores opened during fiscal 2017	4,414
Stores opened during fiscal 2016	6,882
Closed stores and other	(56,009)

Net sales for fiscal 2017	$1,828,446

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2017 and 2016 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 28, 2015	984	81	1,065
Openings	16	1	17
Closings	(47)	(3)	(50)

Open at February 27, 2016	953	79	1,032
Openings	7	—	7
Closings	(19)	(2)	(21)

Open at February 25, 2017 (1)	941	77	1,018
(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format. At the end of fiscal 2017, there were 73 of these locations in Mexico and one location in El Salvador and online in Mexico. These locations are excluded from the table above.

Merchandise Margin and Gross Profit

Gross profit for fiscal 2017 was $697.3 million, or 38.1% of sales, compared to $705.0 million, or 37.3% of sales, in the same period last year, an increase of 80 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit – see “Reconciliation of Non-GAAP Financial Measures”) was $1.048 billion for fiscal 2017, or 57.3% of sales, compared to $1.046 billion, or 55.3% of sales, for fiscal 2016. The year-over-year improvement in merchandise margin as a percentage of sales is primarily attributable to decreased clearance and improved operations within the Company’s supply chain. Delivery and fulfillment net costs for fiscal 2017 were $59.0 million, or 3.2% of sales, compared to $42.5 million, or 2.2% of sales, in fiscal 2016. The increase in delivery and fulfillment net costs as a percentage of sales is primarily due to shifting promotional spend to free shipping. Store occupancy costs decreased in dollars during fiscal 2017; however, as a percentage of sales, these costs deleveraged to 16.0% compared to 15.7% during fiscal 2016 as a result of lower sales.

Selling, General &Administrative Expenses, Depreciation and Operating Income

Selling, general & administrative (“SG&A”) expenses were $587.8 million in fiscal 2017, compared to $578.8 million in fiscal 2016, an increase of $9.0 million. As a percentage of sales, SG&A expenses were 32.1% in fiscal 2017, compared to 30.6% in fiscal 2016.

24    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SG&A expenses are summarized in the table below (in millions):

	Year Ended
	February 25, 2017		February 27, 2016
	Expense	% Sales	Expense	% Sales
Compensation for operations	$249.7	13.7%	$260.2	13.7%
Operational expenses	87.6	4.8%	90.5	4.8%
Marketing	104.4	5.7%	92.6	4.9%
Other selling, general and administrative	146.1	8.0%	135.6	7.2%

Total selling, general and administrative	$587.8	32.1%	$578.8	30.6%

The year-over-year increase both in dollars and as a percentage of sales was primarily attributable to an increase in marketing and other selling, general and administrative expenses. Other selling, general and administrative expenses in fiscal 2017 include approximately $10 million of costs associated with the departure of the Company’s former CEO and approximately $7 million for incremental legal and advisory fees, CEO transition costs, including CEO search fees and retention program awards to executives, and certain costs for sub-leasing portions of the corporate headquarters. During fiscal 2018 marketing spend is expected to be approximately 6% of sales.

Depreciation for fiscal 2017 was $54.6 million, compared to $50.9 million in fiscal 2016. This increase was primarily the result of additional capital expenditures in recent fiscal years.

In fiscal 2017, the Company recorded operating income of $54.9 million, or 3.0% of sales, compared to $75.2 million, or 4.0% of sales, for fiscal 2016.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2017 was $9.6 million, compared to $12.0 million in fiscal 2016. The change was primarily related to unrealized gains and losses on certain investments which were favorable compared to the prior year.

Income Taxes

The income tax provision for fiscal 2017 was $15.1 million, compared to $23.5 million in fiscal 2016. The decrease is primarily due to the Company’s lower income before income taxes in fiscal 2017 and certain favorable discrete items also occurring during fiscal 2017. The effective tax rate for fiscal 2017 was 33.4%, compared to an effective tax rate of 37.3% for fiscal 2016. The lower effective tax rate for fiscal 2017 primarily relates to the elimination of deduction limitations for certain executive compensation and certain state income tax benefits.

Net Income and EBITDA

Net income in fiscal 2017 was $30.1 million, or $0.37 per diluted share, compared to $39.6 million, or $0.46 per diluted share, for fiscal 2016. Adjusted net income for fiscal 2017, which excludes the costs related to the departure of the Company’s former CEO and the related tax benefit, totaled $35.7 million, or $0.44 per adjusted diluted share. EBITDA for fiscal 2017 was $110.6 million, compared to $125.2 million in fiscal 2016. See “Reconciliation of Non-GAAP Financial Measures.”

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

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Net sales during fiscal 2016 were $1.892 billion, an increase of 0.4%, from $1.885 billion in fiscal 2015. Company comparable sales increased 0.7% for the year which was primarily the result of an increase in online traffic, online conversion and average ticket compared to fiscal 2015. The Company’s e-Commerce sales accounted for 16.1% of net sales for fiscal 2016, compared to 11.1% for fiscal 2015. E-Commerce sales are comprised of customer orders placed online which were delivered directly to the customer or those picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 100 basis points in fiscal 2016. Sales on the Pier 1 rewards credit card comprised 34.2% of U.S. sales for the twelve months ended February 27, 2016, compared to 32.4% for the twelve months ended February 28, 2015. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

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

Merchandise Margin and Gross Profit

Gross profit for fiscal 2016 was $705.0 million, or 37.3% of sales, compared to $768.5 million, or 40.8% of sales, for fiscal 2015, a decline of 350 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit – see “Reconciliation of Non-GAAP Financial Measures”) was $1.046 billion for fiscal 2016, or 55.3% of sales, compared to $1.100 billion, or 58.4% of sales, for fiscal 2015. The year-over-year decline in merchandise margin as a percentage of sales was primarily attributable to promotional and clearance activity and inventory-related inefficiencies within the Company’s distribution center network. Delivery and fulfillment net costs for fiscal 2016 were $42.5 million, or 2.2% of sales, compared to $32.9 million, or 1.7% of sales, in fiscal 2015. The increase reflects the strong growth of e-Commerce. Store occupancy costs during fiscal 2016 leveraged slightly to 15.7% of sales, compared to 15.8% of sales during fiscal 2015.

SG&A Expenses, Depreciation and Operating Income

SG&A expenses were $578.8 million in fiscal 2016, compared to $594.9 million in fiscal 2015, a decrease of $16.1 million. As a percentage of sales, SG&A expenses were 30.6% in fiscal 2016, compared to 31.6% in fiscal 2015.

26    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

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

In fiscal 2016, the Company recorded operating income of $75.2 million, or 4.0% of sales, compared to $127.3 million, or 6.8% of sales, in fiscal 2015.

Nonoperating Income and Expense

Nonoperating expense for fiscal 2016 was $12.0 million, compared to $6.9 million in fiscal 2015. This increase was primarily the result of interest and related expenses for borrowings on the Term Loan Facility. In fiscal 2015, the Company also recognized gains on the settlement of life insurance policies.

Income Taxes

The income tax provision for fiscal 2016 was $23.5 million, compared to $45.2 million in fiscal 2015. The decrease in the income tax provision from fiscal 2015 is primarily the result of the Company’s lower income before taxes in fiscal 2016. The effective tax rate for fiscal 2016 was 37.3%, compared to an effective tax rate of 37.6% for fiscal 2015. The decrease in the effective tax rate was primarily related to certain favorable discrete items that occurred in fiscal 2016, partially offset by certain non-recurring favorable permanent differences and other discrete items that occurred in fiscal 2015.

Net Income and EBITDA

Net income in fiscal 2016 was $39.6 million, or $0.46 per diluted share, compared to $75.2 million, or $0.82 per diluted share, for fiscal 2015. EBITDA for fiscal 2016 was $125.2 million, compared to $176.3 million in fiscal 2015. See “Reconciliation of Non-GAAP Financial Measures.”

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Annual Report on Form 10-K references non-GAAP financial measures including merchandise margin, contribution from operations, EBITDA, adjusted net income and adjusted diluted earnings per share.

The Company believes the non-GAAP financial measures referenced in this Annual Report on Form 10-K allow management and investors to understand and compare results in a more consistent manner for the fiscal years ended February 25, 2017, February 27, 2016 and February 28, 2015. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    27

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

	February 25, 2017		February 27, 2016		February 28, 2015
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$1,048.2	57.3%	$1,046.0	55.3%	$1,100.1	58.4%
Less: Delivery and fulfillment net costs	59.0	3.2%	42.5	2.2%	32.9	1.7%
Store occupancy costs	291.9	16.0%	298.6	15.7%	298.7	15.8%

Gross profit (GAAP)	697.3	38.1%	705.0	37.3%	768.5	40.8%
Less: Compensation for operations	249.7	13.7%	260.2	13.7%	270.4	14.3%
Operational expenses	87.6	4.8%	90.5	4.8%	85.6	4.5%

Contribution from operations (non-GAAP)	360.1	19.7%	354.3	18.7%	412.5	21.9%
Less: Other nonoperating (income) expense	(1.1)	(0.1%)	0.9	0.0%	(2.8)	(0.1%)
Marketing and other SG&A	250.6	13.7%	228.2	12.1%	238.9	12.7%

EBITDA (non-GAAP)	110.6	6.0%	125.2	6.6%	176.3	9.4%
Less: Income tax provision	15.1	0.9%	23.5	1.2%	45.2	2.4%
Interest expense, net	10.7	0.6%	11.1	0.6%	9.6	0.5%
Depreciation	54.6	3.0%	50.9	2.7%	46.3	2.4%

Net income (GAAP)	$30.1	1.6%	$39.6	2.1%	$75.2	4.0%

This Annual Report on Form 10-K also references adjusted net income and adjusted diluted earnings per share, which exclude the impact of severance and other charges related to the departure of the Company’s former CEO in fiscal 2017. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance. Adjusted net income and adjusted diluted earnings per share should be considered supplemental and not a substitute for the Company’s net income and earnings per share results reported in accordance with GAAP for the periods presented. A reconciliation of net income and diluted earnings per share to adjusted net income and adjusted diluted earnings per share is shown below for the twelve-month period ended February 25, 2017 (in millions except per share amounts). There were no similar items warranting reconciliation during the twelve-month period ended February 27, 2016.

Twelve Months Ended February 25, 2017
Net income (GAAP)	$30.1
Add back: Former CEO departure-related costs of $9.8 million, net of $4.2 million of tax	5.6

Adjusted net income (non-GAAP)	$35.7

Diluted earnings per share (GAAP)	$0.37
Add back: Former CEO departure-related costs, net of tax	0.07

Adjusted diluted earnings per share (non-GAAP)	$0.44

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $154.5 million at the end of fiscal 2017, an increase of $39.2 million from the fiscal 2016 year-end balance. The increase was primarily due to cash provided by operating activities of $115.7 million, partially offset by the utilization of cash to fund the Company’s capital expenditures of $44.2 million and to return excess capital to shareholders, including $22.5 million for cash dividends and $10.6 million to repurchase shares of the Company’s common stock under the April 2014 program.

The Company’s cash and cash equivalents totaled $115.2 million at the end of fiscal 2016, an increase of $15.2 million from the fiscal 2015 year-end balance. The increase was primarily due to cash provided by operating activities of $164.0 million, partially

28    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

offset by the utilization of cash to fund the Company’s capital expenditures of $51.8 million, and to return excess capital to shareholders, including $75.0 million to repurchase shares of the Company’s common stock under the April 2014 program and $23.7 million for cash dividends.

Cash Flows from Operating Activities

Operating activities provided $115.7 million of cash in fiscal 2017, primarily as a result of net income adjusted for non-cash items as well as an increase in accrued income taxes payable, net of payments. Inventory levels at the end of fiscal 2017 were $401.0 million, a decrease of $4.9 million, or 1.2%, from the end of fiscal 2016.

Operating activities provided $164.0 million of cash in fiscal 2016, primarily as a result of net income adjusted for non-cash items as well as a decrease in inventory. Inventory levels at the end of fiscal 2016 were $405.9 million, a decrease of $73.0 million, or 15%, from the end of fiscal 2015. The increase in cash flows from operating activities for fiscal 2016, compared to fiscal 2015 is due to favorable changes in cash flows primarily related to inventories.

Cash Flows from Investing Activities

During fiscal 2017, the Company’s investing activities used $43.1 million of cash. Total capital expenditures in fiscal 2017 were $44.2 million, which were deployed toward the opening of new stores, other leasehold improvements and technology and infrastructure initiatives. The Company expects total capital expenditures to be approximately $55 million in fiscal 2018 to support ongoing investments in technology, stores and distribution centers.

During fiscal 2016, the Company’s investing activities used $51.7 million of cash. Total capital expenditures in fiscal 2016 were $51.8 million, which were deployed toward infrastructure and technology development, supply chain upgrades, existing store improvements and new store openings.

Cash Flows from Financing Activities

Financing activities for fiscal 2017 used $33.4 million of cash, primarily resulting from cash outflows of $22.5 million for the payment of quarterly cash dividends of $0.07 per share per quarter for each quarter of fiscal 2017, and $10.6 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Financing activities for fiscal 2016 used $97.2 million of cash, primarily resulting from cash outflows of $75.0 million for repurchases of the Company’s common stock pursuant to the April 2014 program and the payment of quarterly cash dividends of $0.07 per share per quarter for each quarter of fiscal 2016, totaling $23.7 million. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

The Company completed a second amendment to its Revolving Credit Facility in April 2014, in order to allow additional borrowings under the Term Loan Facility that closed at the same time. The Revolving Credit Facility is secured primarily by merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and is secured on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $346.2 million as of February 25, 2017. Under the Revolving Credit Facility, the Company had no cash borrowings and $39.1 million in letters of credit and bankers’ acceptances outstanding, with $307.1 million remaining available for cash borrowings, all as of February 25, 2017.

Term Loan Facility

The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. As of February 25, 2017, the Company had $195.0 million outstanding under the Term Loan Facility with a carrying value of $191.7 million, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Share Repurchase Program

During fiscal 2017, the Company repurchased 1,794,053 shares of its common stock under the April 2014 program at a weighted average cost of $5.89 per share for a total cost of $10.6 million. These repurchases represented approximately 2% of the Company’s common stock outstanding at the beginning of fiscal 2017. As of February 25, 2017, the Company had repurchased 14,463,488 shares of its common stock under the April 2014 program at a weighted average cost of $11.30 per share for a total cost of $163.4 million, and $36.6 million remained available for further share repurchases. There were no share repurchases during the third and fourth quarters of fiscal 2017. Subsequent to year end, through April 19, 2017, under the April 2014 program, the Company utilized a total of $0.3 million to repurchase 45,000 shares of the Company’s common stock at a weighted average price per share of $6.91 and $36.3 million remained available for further share repurchases under that program.

During fiscal 2016, the Company repurchased approximately 8% of the Company’s common stock outstanding at the beginning of fiscal 2016 under the April 2014 program. As of February 27, 2016, the Company had repurchased 12,669,435 shares of its common stock under the April 2014 program at a weighted average cost of $12.06 per share for a total cost of $152.8 million, and $47.2 million remained available for further repurchases.

Dividends Payable

On April 12, 2017, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 per share quarterly cash dividend will be paid on May 10, 2017, to shareholders of record on April 26, 2017.

30    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Contractual Obligations

A summary of the Company’s contractual obligations and other commercial commitments as of February 25, 2017, is listed below (in thousands):

		Amount of Commitment per Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$1,163,186	$235,719	$379,083	$264,930	$283,454
Purchase obligations (1)	170,222	170,222	—	—	—
Standby letters of credit (2)	29,337	29,337	—	—	—
Industrial revenue bonds (2)	9,500	—	—	—	9,500
Interest on industrial revenue bonds (3)	696	71	143	143	339
Interest and related fees on revolving credit facility (4)	1,657	1,266	391	—	—
Term loan facility	195,000	2,000	4,000	189,000	—
Interest and related fees on term loan facility (5)	35,634	8,685	17,100	9,849	—
Other obligations (6) (7)	56,497	29,246	6,720	2,115	18,416

Total	$1,661,729	$476,546	$407,437	$466,037	$311,709
(1)

As of February 25, 2017, the Company had approximately $170.2 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has an outstanding standby letter of credit totaling $9.7 million related to the Company’s industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company’s total outstanding commitments.

(3)

The interest rates on the Company’s industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2017 year end and exclude fees for the related standby letter of credit, as these fees are included in interest and related fees on the Revolving Credit Facility.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused balance fees on the Company’s Revolving Credit Facility. Fees are calculated based upon balances at fiscal 2017 year end and the applicable rates in effect under the terms of the Revolving Credit Facility.

(5)

The interest rates on the Company’s Term Loan Facility are variable. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2017 year end. Currently, a principal reduction in the amount of $0.5 million is made on the last day of each calendar quarter, therefore the principal is reduced by $2.0 million annually.

(6)

Other obligations include various commitments including the Company’s liability under its unfunded retirement plans. This amount includes a $24.2 million lump sum benefit that will be paid to the former CEO during fiscal 2018. The benefit was earned under the Company’s Supplemental Retirement Plan. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company’s employee benefit plans.

(7)

Excluded from this table, but recorded on the Company’s balance sheet, is the portion of reserves for unrecognized tax benefits of $3.1 million for which the Company is not reasonably able to estimate when or if cash settlement with the respective taxing authority will occur.

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations under the Company’s supplemental retirement plans. The assets of the two sub-trusts consisted of interest bearing investments of less than $0.1 million at both February 25, 2017 and February 27, 2016, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets are included in other noncurrent assets and are comprised of investments and life insurance policies. The investments totaled $10.2 million and $9.9 million at February 25, 2017 and February 27, 2016, respectively. The investments were held primarily in mutual funds and are stated at fair value. These sub-trusts also own and are the beneficiaries of life insurance policies on the lives of former key executives. These policies are stated at fair value. The cash surrender value of the policies was approximately $6.1 million and $5.9 million as of February 25, 2017 and February 27, 2016, respectively, and the death benefit was approximately $11.4 million at both February 25, 2017 and February 27, 2016.

In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of former key executives that were unrestricted as to use at the end of fiscal 2017. The cash surrender value of the unrestricted policies was approximately $13.7 million and $13.4 million at February 25, 2017 and February 27, 2016, respectively, and was included in other noncurrent assets. These policies had a death benefit of approximately $20.2 million and $20.1 million as of February 25, 2017 and February 27, 2016, respectively. At the discretion of the Company’s Board of Directors, contributions of cash or unrestricted life insurance policies may be made to one or more of the sub-trusts.

Sources of Working Capital

The Company’s sources of working capital for fiscal 2017 were primarily cash from operations and the Revolving Credit Facility. The Company has a variety of sources for liquidity, which include available cash balances and borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. The Company’s current plans for fiscal 2018 include a capital expenditure plan

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

higher than fiscal 2017, continuation of cash dividends and repurchases of the Company’s common stock, and a lump sum distribution under the Pier 1 Imports, Inc. Supplemental Retirement Plan of approximately $24 million to the Company’s former CEO. The Company does not presently anticipate any other significant cash outflows in fiscal 2018 other than those discussed herein or those occurring in the normal course of business.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures. The Company’s focus remains on managing inventory purchases and levels, and continuing to evolve the Company’s merchandise offerings while also maximizing its revenues, seeking out ways to make its cost base more efficient and effective and preserving liquidity. While there can be no assurance that the Company will sustain positive cash flows or profitability over the long-term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, including debt-related payments, capital expenditure requirements, cash dividends, share repurchases and the lump sum distribution of approximately $24 million discussed above, through fiscal 2018.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases, letters of credit and purchase obligations discussed above, the Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates. The Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to the Company’s financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies subject the Company to market risk exposure that would be considered material, and, as a result, has not provided a sensitivity analysis. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

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

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining non-escheatable unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if laws or regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance.

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost and net realizable value. The calculation of cost includes merchandise purchases, the costs to bring the merchandise to distribution centers, warehousing and handling expenditures, and distributing and delivering merchandise to stores and fulfillment centers (direct and indirect). These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such

32    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. Inventory is physically counted at substantially all locations at least once in each twelve-month period, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution and fulfillment centers during each period presented in the financial statements. Although inventory shrinkage rates have not fluctuated significantly in recent years, should actual rates differ from the Company’s estimates, revisions to the inventory shrinkage expense may be required.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1.0 million per occurrence. Subsequent to the end of fiscal 2017, the deductible for general liability claims will decrease to $0.5 million. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees.

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

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and most performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. The time-based awards typically vest ratably over the requisite service period provided that the participant is employed on the vesting date. A majority of the performance-based shares vest upon the Company satisfying certain performance targets. Performance-based shares are considered granted for accounting purposes on the date the performance targets are set. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. The remaining performance-based shares may vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines.

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

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    33

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

34    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates and interest rates. The Company has limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. Collectively, the Company’s exposure to market risk factors is not significant and has not materially changed from February 27, 2016.

Foreign Currency Risk

Though the majority of the Company’s inventory purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations, the Company, periodically, enters into forward foreign currency exchange contracts. The Company uses such contracts to hedge exposures to changes in foreign currency exchange rates associated with purchases denominated in foreign currencies, primarily euros. The Company operates stores in Canada and is subject to fluctuations in currency conversion rates related to those operations. On occasion, the Company may consider utilizing contracts to hedge its exposure associated with repatriation of funds from its Canadian operations. Changes in the fair value of the derivatives are included in the Company’s consolidated statements of operations as such contracts are not designated as hedges under the applicable accounting guidance. Forward contracts that hedge merchandise purchases generally have maturities not exceeding six months. Changes in the fair value and settlement of these forwards are included in cost of sales and the impact was immaterial for all periods presented. At February 25, 2017, there were no outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable rate debt. The expected interest rate exposure on the Company’s Revolving Credit Facility, Term Loan Facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of February 25, 2017, the Company had $201.1 million (net of unamortized discounts and debt issuance costs) in long-term debt outstanding related to its Term Loan Facility and industrial revenue bonds and no cash borrowings outstanding on its Revolving Credit Facility. The Company expects to pay interest totaling approximately $9.0 million per year on the Term Loan Facility based upon rates in effect at the end of fiscal 2017. A hypothetical 100 basis point increase in the interest rate would result in approximately $2.0 million of additional interest expense per year under the Term Loan Facility.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Pier 1 Imports, Inc.

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. as of February 25, 2017 and February 27, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 25, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pier 1 Imports, Inc. at February 25, 2017 and February 27, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 25, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pier 1 Imports, Inc.’s internal control over financial reporting as of February 25, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 25, 2017

36    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Net sales	$1,828,446	$1,892,230	$1,884,557
Cost of sales	1,131,138	1,187,250	1,116,076

Gross profit	697,308	704,980	768,481
Selling, general and administrative expenses	587,843	578,828	594,906
Depreciation	54,603	50,944	46,304

Operating income	54,862	75,208	127,271
Nonoperating (income) and expenses:
Interest, investment income and other	(2,470)	(237)	(3,391)
Interest expense	12,073	12,280	10,260

	9,603	12,043	6,869

Income before income taxes	45,259	63,165	120,402
Income tax provision	15,130	23,531	45,240

Net income	$30,129	$39,634	$75,162

Earnings per share:
Basic	$0.37	$0.47	$0.83

Diluted	$0.37	$0.46	$0.82

Dividends declared per share:	$0.28	$0.28	$0.24

Average shares outstanding during period:
Basic	80,919	84,939	91,081

Diluted	80,984	85,370	92,128

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Net income	$30,129	$39,634	$75,162
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of taxes of $60, $801 and $1,339, respectively	1,274	(2,299)	(3,729)
Pension adjustments, net of taxes of $(1,243), $(1,051) and $89, respectively	1,949	1,647	(142)

Other comprehensive income (loss)	3,223	(652)	(3,871)

Comprehensive income	$33,352	$38,982	$71,291

The accompanying notes are an integral part of these financial statements.

38    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

CONSOLIDATED BALANCE SHEETS

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	February 25, 2017	February 27, 2016
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $149,375 and $110,413, respectively	$154,460	$115,221
Accounts receivable, net of allowance for doubtful accounts of $338 and $428, respectively	22,945	22,639
Inventories	400,976	405,859
Prepaid expenses and other current assets	31,607	31,175

Total current assets	609,988	574,894
Properties and equipment, net	191,476	207,633
Other noncurrent assets	41,618	36,664

	$843,082	$819,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,981	$72,570
Gift cards and other deferred revenue	60,398	64,081
Accrued income taxes payable	26,058	6,324
Current portion of long-term debt	2,000	2,000
Other accrued liabilities	133,866	101,712

Total current liabilities	291,303	246,687
Long-term debt	199,077	200,255
Other noncurrent liabilities	60,674	87,492
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized 125,232,000 issued	125	125
Paid-in capital	191,501	211,019
Retained earnings	737,165	729,537
Cumulative other comprehensive loss	(7,414)	(10,637)
Less—42,050,000 and 41,760,000 common shares in treasury, at cost, respectively	(629,349)	(645,287)

Total shareholders’ equity	292,028	284,757
	$843,082	$819,191

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    39

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$30,129	$39,634	$75,162
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	60,504	55,830	49,472
Stock-based compensation expense	8,228	5,065	7,332
Deferred compensation, net	8,438	5,641	8,244
Deferred income taxes	(19,645)	4,617	7,647
Excess tax benefit from stock-based awards	(312)	(585)	(2,936)
Amortization of deferred gains	(1,073)	(1,907)	(3,575)
Other	9,374	2,928	(3,322)
Change in cash from:
Inventories	4,883	72,984	(101,193)
Prepaid expenses and other assets	863	20,560	356
Accounts payable and other liabilities	(5,697)	(33,611)	26,330
Accrued income taxes payable, net of payments	20,046	(7,109)	2,174

Net cash provided by operating activities	115,738	164,047	65,691

Cash flows from investing activities:
Capital expenditures	(44,181)	(51,813)	(81,859)
Proceeds from disposition of properties	74	18	35
Proceeds from sale of restricted investments	3,409	9,020	1,715
Purchase of restricted investments	(2,375)	(8,914)	(3,192)

Net cash used in investing activities	(43,073)	(51,689)	(83,301)

Cash flows from financing activities:
Cash dividends	(22,501)	(23,672)	(21,627)
Purchases of treasury stock	(10,566)	(75,000)	(185,540)
Proceeds from stock options exercised, stock purchase plan and other, net	1,329	2,886	1,846
Excess tax benefit from stock-based awards	312	585	2,936
Issuance of long-term debt, net of discount	—	—	198,000
Repayments of long-term debt	(2,000)	(2,000)	(1,000)
Debt issuance costs	—	—	(3,636)
Borrowings under revolving line of credit	38,000	63,000	60,000
Repayments of borrowings under revolving line of credit	(38,000)	(63,000)	(60,000)

Net cash used in financing activities	(33,426)	(97,201)	(9,021)

Change in cash and cash equivalents	39,239	15,157	(26,631)
Cash and cash equivalents at beginning of period	115,221	100,064	126,695

Cash and cash equivalents at end of period	$154,460	$115,221	$100,064
Supplemental cash flow information:
Interest paid	$12,219	$12,186	$10,213

Income taxes paid, net of refund	$13,077	$26,219	$42,142

The accompanying notes are an integral part of these financial statements.

40    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance March 1, 2014	98,715	$125	$235,637	$660,040	$(6,114)	$(440,256)	$449,432
Net income		—	—	75,162	—	—	75,162
Other comprehensive loss	—	—	—	—	(3,871)	—	(3,871)
Purchases of treasury stock	(10,280)	—	—	—	—	(173,932)	(173,932)
Stock-based compensation expense	875	—	(7,605)	—	—	14,937	7,332
Exercise of stock options, stock purchase plan, and other	602	—	(5,594)	—	—	10,365	4,771
Cash dividends ($0.24 per share)	—	—	—	(21,627)	—	—	(21,627)

Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267

Net income		—	—	39,634	—	—	39,634
Other comprehensive loss	—	—	—	—	(652)	—	(652)
Purchases of treasury stock	(7,461)	—	—	—	—	(75,000)	(75,000)
Stock-based compensation expense	760	—	(8,683)	—	—	13,748	5,065
Exercise of stock options, stock purchase plan, and other	261	—	(2,736)	—	—	4,851	2,115
Cash dividends ($0.28 per share)	—	—	—	(23,672)	—	—	(23,672)

Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757

Net income	—	—	—	30,129	—	—	30,129
Other comprehensive income	—	—	—	—	3,223	—	3,223
Purchases of treasury stock	(1,794)	—	—	—	—	(10,566)	(10,566)
Stock-based compensation expense	1,302	—	(12,077)	—	—	20,305	8,228
Exercise of stock options, stock purchase plan, and other	202	—	(7,441)	—	—	6,199	(1,242)
Cash dividends ($0.28 per share)	—	—	—	(22,501)	—	—	(22,501)

Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at www.pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products. Additionally, the Company sells merchandise primarily in “store within a store” locations in Mexico and El Salvador that are operated by Sears Operadora de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively.

Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiaries, and all intercompany transactions and balances have been eliminated upon consolidation.

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and on its website and conducts business as one operating segment. During fiscal 2017, 2016 and 2015, respectively, the Company’s domestic operations provided 93.2%, 93.1% and 92.4% of its net sales, with 6.5%, 6.3% and 6.9% provided by stores in Canada, and the remainder from royalties received primarily from Sears Operadora de Mexico S.A. de C.V. As of February 25, 2017, February 27, 2016 and February 28, 2015, $3,244,000, $3,837,000 and $4,707,000, respectively, of the Company’s long-lived assets, net of accumulated depreciation, were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

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

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2017 ended February 25, 2017, fiscal 2016 ended February 27, 2016 and fiscal 2015 ended February 28, 2015. Fiscal 2017, 2016 and 2015 consisted of 52-week years.

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in trusts to satisfy retirement obligations and are classified as non-current assets. As of February 25, 2017 and February 27, 2016, the Company’s short-term investments classified as cash equivalents included investments primarily in mutual funds totaling $149,375,000 and $110,413,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders’ equity and are included in other comprehensive income (loss). As of February 25, 2017, February 27, 2016 and February 28, 2015, the Company had cumulative other comprehensive loss balances, net of tax, of $(8,450,000), $(9,724,000) and $(7,425,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2017, 2016 and 2015 resulted in other comprehensive income (loss), net of tax, as applicable, of $1,274,000, $(2,299,000) and $(3,729,000), respectively.

Concentrations of risk — The Company has risk of geographic concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 58% of its sales derived from merchandise produced in China, 17% derived from merchandise produced in India and 17% collectively derived from merchandise produced in Vietnam, Indonesia and the United States. The remaining sales were from merchandise produced in various other countries around the world.

42    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of February 25, 2017 or February 27, 2016, unless otherwise disclosed.

Risk management instruments: The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

Periodically, the Company hedges certain commitments denominated in foreign currencies through the purchase of forward contracts. The forward contracts are purchased to cover a portion of commitments to buy merchandise for resale. The Company also, on occasion, uses contracts to hedge its exposure associated with the repatriation of funds from its Canadian operations. As of February 25, 2017 and February 27, 2016, there were no material outstanding contracts to hedge exposure associated with the Company’s merchandise purchases denominated in foreign currencies or the repatriation of Canadian funds. For financial accounting purposes, the Company does not designate such contracts as hedges. Thus, changes in the fair value of both types of forward contracts would be included in the Company’s consolidated statements of operations. The changes in fair value and settlement of these contracts were not material and were included in cost of sales for forward contracts related to merchandise purchases, and in selling, general & administrative (“SG&A”) expenses for forward contracts associated with the repatriation of Canadian funds.

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

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost and net realizable value. The calculation of cost includes merchandise purchases, the costs to bring the merchandise to distribution centers, warehousing and handling expenditures, and distributing and delivering merchandise to stores and fulfillment centers (direct and indirect). These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. The reserves for estimated shrinkage at the end of fiscal 2017 and 2016 were $4,156,000 and $5,312,000, respectively.

Properties and equipment, net — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated remaining useful lives of the assets, generally 30 years for buildings and three to ten years for equipment, furniture and fixtures and three to five years for computer software. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation for assets utilized in acquiring, warehousing and distributing inventory is included in cost of sales. All other depreciation costs are included in depreciation and were $54,603,000, $50,944,000 and $46,304,000 in fiscal 2017, 2016 and 2015, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually or whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the impairment analysis indicates that the carrying value of the assets exceeds the sum of the expected undiscounted cash flows, the assets may be considered impaired. For store level long-lived assets, expected cash flows are determined based on management’s estimate of future sales, merchandise margin rates and expenses over the remaining expected terms of the leases. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded impairment charges of $2,934,000 in fiscal 2017 which were included in SG&A expenses. The Company recorded no material impairment charges in fiscal 2016 or 2015. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 per occurrence. Subsequent to the end of fiscal 2017, the deductible for general liability claims will

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decrease to $500,000. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $25,632,000 and $25,399,000 at February 25, 2017 and February 27, 2016, respectively. The recorded liability for general liability claims and fees was $5,559,000 and $4,585,000 at February 25, 2017 and February 27, 2016, respectively.

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The net reserves for estimated merchandise returns at the end of fiscal 2017 and 2016 were $3,068,000 and $4,227,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts billed to customers for shipping and handling are included in net sales.

Cost of sales — Cost of sales includes, from acquisition to store delivery, all cost of merchandise sold as well as store occupancy costs. The cost of merchandise sold includes product costs, freight and logistics charges, agent fees, duties, distribution and fulfillment expenses, shipping and packaging, inventory reserves for shrinkage and slow-moving inventory, and other costs necessary to bring the inventory to its final location. These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining non-escheatable unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if laws or regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $4,825,000, $4,925,000 and $3,938,000 in fiscal 2017, 2016 and 2015, respectively.

Leases — The Company leases certain property consisting principally of retail stores, warehouses, its corporate headquarters and material handling and office equipment under operating leases expiring through fiscal 2030. Most retail store locations were leased for primary terms of ten years with varying renewal options and rent escalation clauses. Escalations occurring during the primary terms of the leases are included in the calculation of the future minimum lease payments, and the rent expense related to these leases is recognized on a straight-line basis over the lease term, including free rent periods prior to the opening of its locations. The portion of rent expense applicable to a location before opening is included in SG&A expenses. Once opened for business, rent expense is included in cost of sales. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base. This additional rent is accrued when it appears probable that the sales will exceed the specified base. Construction allowances received from landlords are initially recorded as lease liabilities and amortized as a reduction of rental expense over the primary lease term.

Advertising costs — Advertising production costs are expensed the first time the advertising occurs and all other advertising costs are expensed as incurred. Advertising costs primarily include event and seasonal mailers, radio, newspaper, television and digital advertising and were $101,780,000, $88,405,000 and $98,103,000 in fiscal 2017, 2016 and 2015, respectively. Prepaid advertising at the end of fiscal years 2017 and 2016 was $3,216,000 and $3,639,000, respectively.

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

44    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Net income	$30,129	$39,634	$75,162

Weighted average shares outstanding:
Basic	80,919	84,939	91,081
Effect of dilutive stock options	17	316	696
Effect of dilutive restricted stock	48	115	351

Diluted	80,984	85,370	92,128

Earnings per share:
Basic	$0.37	$0.47	$0.83

Diluted	$0.37	$0.46	$0.82

Outstanding stock options totaling 1,433,771 for fiscal 2017, 402,311 for fiscal 2016 and 114,623 for fiscal 2015 were excluded from the computation of earnings per share, as the effect would be antidilutive.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the fair value of share-based payments granted. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and most performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. A majority of the performance-based shares vest upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. The remaining performance-based shares may vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

The Company estimates forfeitures based on its historical forfeiture experience, and adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of any forfeiture adjustments was not material for the periods presented.

New accounting standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The standard defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. During fiscal 2017, additional ASUs were issued related to this revenue guidance. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations.” This amendment is intended to improve the operability and

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” This amendment allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The guidance also makes additional technical corrections and improvements to the new revenue standard. The amendments have the same effective date and transition requirements as the revenue standard. The above ASUs are effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018. Based on the Company’s preliminary assessment, we anticipate the adoption of this guidance will not have a material impact on the Company’s financial statements. The Company anticipates the adoption of this guidance will result in a change in the timing of revenue recognition for breakage income related to gift cards. The Company plans to adopt this standard in fiscal 2019, using the modified retrospective method. Under this method, the Company expects to record a cumulative adjustment to retained earnings.

In April 2015, the FASB issued ASU 2015-05, “Customers Accounting for Cloud Computing Costs.” The standard provides more specific guidance related to how companies account for cloud computing costs. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2017. The adoption of this standard does not currently have a material impact on the Company’s financial statements. In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” to clarify guidance, correct errors and make minor improvements to the Accounting Standards Codification (“ASC”). ASU 2016-19 amends ASC 350-40 to clarify that after ASU 2015-05, “Customers Accounting for Cloud Computing Costs” is adopted, companies are required to record an intangible asset for the license acquired in a software licensing arrangement. The asset for the software license is required to be recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. Companies are required to record a liability for any of the software licensing fees that are not paid on or before the acquisition date of the license. The amendment to ASC 350-40 is effective for the Company beginning in fiscal 2018. The Company will adopt the provisions of this guidance in the first quarter of fiscal 2018.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The Company early adopted the provisions of this guidance during the fiscal year ended February 25, 2017, and applied it prospectively to all periods presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. Under the new standard, lessees will be required to recognize most leases on the balance sheet; therefore, the new guidance is expected to have a significant impact on the Company’s balance sheet. The standard is effective for the Company beginning in fiscal 2020. Early adoption is permitted. The standard must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company will continue to evaluate the impact of the adoption of this guidance on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard requires entities to record excess tax benefits and deficiencies as income tax benefit or expense in the income statement. The standard also allows an entity to make an accounting policy election to either recognize forfeitures of share-based payment awards as they occur or estimate the number of awards expected to forfeit. The standard is effective for the Company beginning in fiscal 2018, and the Company will adopt the provisions of this guidance in the first quarter of fiscal 2018. Subsequent to the adoption of this standard, the Company expects increased volatility of income tax expense or benefit. The Company will recognize forfeitures of share-based payment awards as they occur.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted with retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 with modified retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

46    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted with retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires the service cost component of the net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization. Other components will be presented separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. This ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted. The guidance on the presentation of the components of net periodic benefit cost requires retrospective application. The guidance limiting the capitalization of net periodic benefit cost requires prospective application. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

NOTE 2 — PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are summarized as follows at February 25, 2017 and February 27, 2016 (in thousands):

	2017	2016
Land	$535	$535
Buildings	8,077	8,087
Equipment, furniture, fixtures and other	344,893	355,561
Leasehold improvements	210,811	210,546
Computer software	123,855	101,391
Projects in progress	8,860	13,271

	697,031	689,391
Less accumulated depreciation	505,555	481,758

Properties and equipment, net	$191,476	$207,633

NOTE 3 — OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at February 25, 2017 and February 27, 2016 (in thousands):

	2017	2016
Accrued payroll and other employee-related liabilities	$82,028	$54,034
Accrued taxes, other than income	27,818	23,718
Rent-related liabilities	8,655	7,966
Other	15,365	15,994

Other accrued liabilities	$133,866	$101,712

Rent-related liabilities	$32,420	$29,467
Deferred gains	3,522	4,594
Retirement benefits	21,301	42,634
Other	3,431	10,797

Other noncurrent liabilities	$60,674	$87,492

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LONG-TERM DEBT AND AVAILABLE CREDIT

Industrial Revenue Bonds — The Company has industrial revenue bonds outstanding totaling $9,500,000 at February 25, 2017 and February 27, 2016. The Company’s industrial revenue bonds have been outstanding since fiscal 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 2.2%, 1.7% and 1.7% for fiscal 2017, 2016 and 2015, respectively.

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). The Company completed a second amendment to its Revolving Credit Facility in April 2014, in order to allow additional borrowings under a senior secured term loan facility (“Term Loan Facility”) which closed at the same time. Substantially all other material terms and conditions applicable under the Revolving Credit Facility remain unchanged. Provided that there is no default and no default would occur as a result thereof, the Company may request that the Revolving Credit Facility be increased to an amount not to exceed $450,000,000. The Revolving Credit Facility matures in June 2018 and is secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate plus a spread varying from 125 to 175 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate (as defined in the Revolving Credit Facility) plus a spread varying from 25 to 75 basis points per year, depending on the amount then borrowed under the Revolving Credit Facility. The Company pays a fee ranging from 125 to 175 basis points per year for standby letters of credit depending on the average daily availability as defined by the facility, 62.5 to 87.5 basis points per year for trade letters of credit, and a commitment fee of 25 basis points per year for any unused amounts. As of February 25, 2017 and February 27, 2016, the fee for standby letters of credit was 125 basis points per year and 62.5 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

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

During fiscal 2017, 2016 and 2015 the Company repaid all cash borrowings under the Revolving Credit Facility. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined by the agreement, which was $346,157,000 as of February 25, 2017. The borrowing base calculation is subject to advance rates and commercially reasonable availability reserves. As of February 25, 2017, the Company utilized approximately $39,051,000 in letters of credit and bankers’ acceptances against the Revolving Credit Facility. Of the outstanding balance, approximately $21,177,000 related to a standby letter of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to a standby letter of credit related to the Company’s industrial revenue bonds and $8,159,000 related to other miscellaneous standby letters of credit. After excluding the $39,051,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $307,106,000 remained available for cash borrowings.

Term Loan Facility — The Company entered into the Term Loan Facility on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate (as defined in the Term Loan Facility) subject to a 1% floor plus 350 basis points per year or (b) the base rate (as defined in the Term Loan Facility) subject to a 2% floor plus 250 basis points per year. The Company’s weighted average effective interest rate, including fees, was 5.1% for fiscal 2017. As of February 25, 2017, the Company had $195,000,000 in borrowings under the Term Loan Facility with a carrying value of $191,676,000, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs,

48    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time. The fair value of the amount outstanding under the Term Loan Facility was approximately $183,179,000 as of February 25, 2017, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

The Term Loan Facility matures as follows (in thousands):

Fiscal Year	Amount
2018	$2,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	187,000

Total	195,000
Debt Issuance Costs	(2,149)
Debt Discount	(1,175)

Total Debt	$191,676

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan (“Qualified Plan”) to all of its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of 60 days. During fiscal 2017, 2016 and 2015, employees contributing 1% to 5% of their compensation received a matching Company contribution of up to 3%. Company contributions to the plan were $2,958,000, $2,823,000 and $2,455,000 in fiscal 2017, 2016 and 2015, respectively.

In addition, the Company offers non-qualified deferred compensation plans (“Non-Qualified Plans”) for the purpose of providing deferred compensation for certain employees whose benefits under the Qualified Plan may be limited under Section 401(k) of the Internal Revenue Code. The Company’s expense for the Non-Qualified Plans was $2,347,000, $13,000 and $1,269,000 for fiscal 2017, 2016 and 2015, respectively. The increase from fiscal 2016 resulted from higher earnings on deferrals. The Company has trusts established for the purpose of setting aside funds to be used to settle certain obligations of the Non-Qualified Plans, and contributed $1,375,000 and used $2,474,000 to satisfy a portion of retirement obligations during fiscal 2017. The Company also contributed $1,223,000 and used $1,344,000 to satisfy a portion of retirement obligations during fiscal 2016. The trusts’ assets included investments and life insurance policies on the lives of former key executives. As of February 25, 2017 and February 27, 2016, the trusts’ investments had an aggregate value of $10,236,000 and $9,853,000, respectively. The investments were held primarily in mutual funds and are classified as other noncurrent assets. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for the restricted investments as trading securities. The life insurance policies held in the trusts are carried at fair value and were classified as other noncurrent assets. The policies had cash surrender values

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $6,060,000 and $5,912,000, and death benefits of $11,373,000 and $11,355,000 as of February 25, 2017 and February 27, 2016, respectively. The trusts’ assets are restricted and may only be used to satisfy obligations to the Non-Qualified Plans’ participants.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. At the discretion of the Company’s Board of Directors such policies could be contributed to the trusts described above or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of the unrestricted policies was $13,739,000 and $13,432,000, and the death benefit was $20,246,000 and $20,100,000 as of February 25, 2017 and February 27, 2016, respectively. The cash surrender value of these policies is included in other noncurrent assets.

The Company maintains supplemental retirement plans for certain of its current and former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the plans of $6,990,000, $3,555,000 and $5,993,000 in fiscal 2017, 2016 and 2015, respectively. Fiscal 2017 included a curtailment charge related to revised defined benefit plan assumptions of $1,562,000 during the third quarter of fiscal 2017 and a settlement expense of $1,868,000 during the fourth quarter of fiscal 2017 as a result of the departure of the Company’s former Chief Executive Officer (“former CEO”).

These supplemental retirement plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to be used to settle the plans’ obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $97,000 and $32,000 as of February 25, 2017 and February 27, 2016, respectively, which are included in other noncurrent assets. The investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for the restricted investments as available-for-sale securities. During fiscal 2017, the Company contributed $1,000,000 and used $935,000 to fund tax obligations for retirement benefits related to the departure of the Company’s former CEO. During fiscal 2016, the Company contributed $7,691,000 and used $7,676,000 to fund retirement benefits and taxes for the Company’s former Chief Financial Officer, who retired during fiscal 2015 and received payment during fiscal 2016. Any future contributions will be made at the discretion of the Company’s Board of Directors. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $127,000 during fiscal 2018, $4,472,000 during fiscal 2019, $172,000 during fiscal 2020, $246,000 during fiscal 2021, $245,000 during fiscal 2022, and $1,206,000 during fiscal years 2023 through 2027 under the plans.

50    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measurement of obligations for the plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the plans as of February 25, 2017 and February 27, 2016 (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$28,191	$25,404
Service cost	917	1,468
Interest cost	696	634
Actuarial loss	705	812
Benefits paid (including settlements)	(24,355)	(127)
Curtailment	1,517	—

Projected benefit obligation, end of year	$7,671	$28,191

Reconciliation of funded status:
Projected benefit obligation	$7,671	$28,191
Plan assets	—	—

Funded status	$(7,671)	$(28,191)

Accumulated benefit obligation	$(7,671)	$(28,191)

Amounts recognized in the balance sheets:
Current liability	$(127)	$(127)
Noncurrent liability	(7,544)	(28,064)
Accumulated other comprehensive loss, pre-tax	559	3,719

Net amount recognized	$(7,112)	$(24,472)

Cumulative other comprehensive (income) loss, net of taxes of $1,640 and $2,871 in fiscal 2017 and 2016, respectively	$(1,081)	$850

Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	3.75%	2.75%
Lump-sum conversion discount rate	3.00%	3.50%
Rate of compensation increase (1)	3.00%	3.00%
Net periodic benefit cost for years ended:
Discount rate	2.75%	2.50%
Lump-sum conversion discount rate	3.50%	4.00%
Rate of compensation increase	0.00%	0.00%
(1)	The rate of compensation increase shown above assumes an increase of 0% for fiscal year 2018 and 3% for fiscal years thereafter.

Employment of the Company’s former CEO ended on December 31, 2016. As of that date, the former CEO had earned an early retirement benefit payment of $24,228,000, under the Pier 1 Imports, Inc. Supplemental Retirement Plan which was not included in the projected benefit obligation at fiscal 2017 year end. The lump sum distribution benefit payment will be paid in fiscal 2018 and was included in other accrued liabilities at fiscal 2017 year end.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost included the following actuarially determined components during fiscal 2017, 2016 and 2015 as shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	2017	2016	2015
Service cost	$917	$1,468	$1,402
Interest cost	696	634	823
Amortization of unrecognized prior service cost	45	59	410
Amortization of net actuarial loss	1,902	1,394	1,329
Settlement	1,868	—	1,248
Curtailment	1,562	—	781

Net periodic benefit cost	$6,990	$3,555	$5,993

As of February 25, 2017 and February 27, 2016, cumulative other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of $30,000 and $118,000, and net actuarial loss of $529,000 and $3,601,000, respectively. During fiscal 2017, 2016 and 2015, $(705,000), $(812,000) and $(2,772,000), respectively, were recognized in other comprehensive income (loss) related to net actuarial loss for the period. The estimated prior service cost and net actuarial loss that will be amortized from cumulative other comprehensive loss into net periodic benefit cost in fiscal 2018 are $30,000 and $529,000, respectively.

NOTE 6 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY

The Pier 1 Imports, Inc. 2015 Stock Incentive Plan (“2015 Plan”) was approved by the shareholders on June 25, 2015. The aggregate number of shares available for issuance under the 2015 Plan included a new authorization of 2,500,000 shares, plus 2,507,407 shares that remained available for grant under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”) as of June 25, 2015, increased by the number of shares subject to outstanding awards under the 2006 Plan as of June 25, 2015, which was 3,009,974 shares that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent that they are exercised for or settled in vested and non-forfeitable shares of common stock or that are withheld for payment of applicable employment taxes and/or withholding obligations of an award), subject to adjustment in the event of stock splits and certain other corporate events. As of February 25, 2017, there were a total of 3,951,914 shares available for issuance under the 2015 Plan.

Restricted stock awarded to the former CEO — On September 2, 2016, the Company and Alexander W. Smith, the Company’s former CEO, reached a mutual agreement that Mr. Smith’s employment with the Company would terminate on December 31, 2016. The parties entered into a Mutual Termination Agreement and General Release, setting forth various agreements and understandings between the parties regarding the termination of Mr. Smith’s employment. As a result of these events, the Company recorded additional expense of $3,908,000 during the third quarter of fiscal 2017 for the accelerated vesting of all of Mr. Smith’s unvested restricted stock awards. A total of 570,000 shares were accelerated, of which 180,000 were time-based, 240,000 were performance-based, and the remaining shares were based on a market condition. The shares subject to the accelerated vesting were all awarded to Mr. Smith in previous fiscal years in accordance with his employment agreement. Mr. Smith did not receive a restricted stock award for fiscal 2017.

Equity awarded to the newly appointed President and Chief Executive Officer — On April 3, 2017, subsequent to year end, the Company announced that Alasdair James will join the Company, effective May 1, 2017, as President and Chief Executive Officer of the Company. On the day following commencement of his employment, Mr. James will receive stock options and shares of restricted stock. The grant date fair value of the stock options will be calculated using a Black-Scholes option pricing model and will have a value of approximately $1,000,000. The stock options will have a ten-year term, an exercise price equal to the closing price of the Company’s common stock on the date of grant, and will vest 25% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date.

The restricted stock grant will consist of two awards. The first award will be time-based shares that cliff vest after three years. Compensation expense will be measured using the closing price of the Company’s stock on the date of grant and will have a grant date fair value of approximately $500,000. The second award of restricted stock will consist of 25% time-based shares and 75% performance-based shares with a grant date fair value of approximately $2,000,000. Vesting terms, performance measures, and the allocation of performance-based shares among specific measures will be determined by the Compensation Committee of the Board of Directors.

52    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock awarded to certain employees — During fiscal 2017, the Company awarded long-term incentive awards under the 2015 Plan to certain employees. Fiscal 2017 long-term incentive awards were comprised of restricted stock grants that were divided between time-based and performance-based awards. The time-based shares vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the award date provided that the participant is employed on the vesting date. In accordance with accounting guidelines the Company began expensing the time-based shares at $6.99 per share during fiscal 2017. The performance-based shares may vest following the end of fiscal 2019 upon the Company satisfying certain targeted levels of performance measures established in fiscal 2017. These performance-based shares had a grant date fair value of $5.60 per share, and the Company will expense the shares based on the probable outcome of the performance measures. The performance-based shares are subject to an increase or decrease of 10% based on the total shareholder return of the Company compared to a peer group (“TSR Modifier”). The fair value for the TSR Modifier is $4.98 per share, which was determined using a lattice valuation model in accordance with accounting guidelines. Vesting of the performance-based shares is conditioned upon the participant being employed on the date of filing of the Company’s fiscal 2019 Annual Report on Form 10-K with the Securities and Exchange Commission. During fiscal 2017, the Company began expensing performance-based restricted shares awarded in a previous fiscal year that were based on the fiscal 2017 performance target. These performance-based shares had a grant date fair value of $6.41 per share and based on fiscal 2017 results, approximately 80% of the shares will vest.

As of February 25, 2017 and February 27, 2016, the Company had 2,710,011 and 1,333,346 unvested shares of restricted stock awards outstanding, respectively. During fiscal 2017, 1,913,388 shares of restricted stock were awarded, 160,904 shares of restricted stock vested, and 375,819 shares of restricted stock were forfeited. The weighted average fair market value at the date of grant of the restricted stock shares awarded during fiscal 2017 was $6.00 per share and will be expensed over the requisite service period. This amount includes performance-based restricted shares awarded in a previous fiscal year that were based on a fiscal 2017 targeted performance measure.

Restricted stock compensation expense — Compensation expense for restricted stock was $8,180,000, $4,978,000 and $7,240,000 in fiscal 2017, 2016 and 2015, respectively. For performance-based awards, the grant date fair value is based on the probable outcome of the Company achieving performance targets. However, target levels of the performance measures for fiscal 2017, 2016 and 2015 were not achieved and the maximum number of shares did not vest. As of February 25, 2017, there was $20,038,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 1.5 years. The total fair value of restricted stock awards vested was $3,671,000, $2,510,000 and $7,098,000 in fiscal 2017, 2016 and 2015, respectively.

The Company realized a total tax benefit related to stock-based compensation of $1,783,000, $1,270,000 and $5,856,000 during fiscal years 2017, 2016 and 2015, respectively, of which $312,000, $585,000 and $2,936,000 were recorded as excess tax benefits. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Stock options — As of February 27, 2016, outstanding options covering 944,000 shares were exercisable by the Company’s former CEO. The options were granted as an employment inducement award and not under any equity incentive plan adopted by the Company. All 944,000 stock options were exercised during fiscal 2017.

As of February 25, 2017 and February 27, 2016, outstanding options covering 107,800 and 232,974 shares were exercisable under the 2006 Plan, respectively. Options were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Options currently exercisable issued under both the 2006 Plan and the 2015 Plan vest over a period of four years and have a term of ten years from the grant date. The options will be fully vested upon death, disability or retirement of the associate. The Compensation Committee of the Board of Directors serves as the administrative committee of the 2006 Plan and 2015 Plan and has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan and 2015 Plan).

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years is as follows:

				Exercisable Shares
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Exercise Price
Outstanding at March 1, 2014	1,857,873	$9.45		1,830,900	$9.31
Options granted	11,300	17.78	$4.25
Options exercised	(187,625)	10.97
Options cancelled or expired	(233,000)	17.09

Outstanding at February 28, 2015	1,448,548	8.09		1,419,712	7.86

Options granted	15,500	14.04	3.98
Options exercised	(77,500)	7.46
Options cancelled or expired	(176,000)	14.06

Outstanding at February 27, 2016	1,210,548	7.34		1,176,974	7.06

Options granted	23,000	6.99	2.85
Options exercised	(966,500)	6.71
Options cancelled or expired	(142,248)	10.57

Outstanding at February 25, 2017	124,800	8.50		107,800	8.22

For options outstanding at February 25, 2017 Ranges of Exercise Prices	Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares Currently Exercisable	Weighted Average Exercise Price- Exercisable Shares
$4.24 — $6.99	20,500	$5.65	5.44	10,000	$4.24
$7.45 — $11.47	90,100	7.74	0.82	90,100	7.74
$14.04 — $23.19	14,200	17.43	6.96	7,700	18.93

As of February 25, 2017, the weighted average remaining contractual term for outstanding and exercisable options was 2.3 years and 1.3 years, respectively. The aggregate intrinsic value was $26,300 for both outstanding and exercisable options at fiscal 2017 year end. The total intrinsic value of options exercised for fiscal years 2017, 2016 and 2015 was approximately $1,137,000, $430,000 and $1,101,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

At February 25, 2017, there was approximately $30,000 of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.4 years. The fair value of the stock options is amortized on a straight-line basis as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $48,000, $87,000 and $92,000 in fiscal 2017, 2016 and 2015, respectively.

Director deferred stock units — The 2015 Plan and certain prior plans authorize director deferred stock unit awards to non-employee directors. During fiscal 2017, directors could elect to defer all or a portion of their director’s cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. There were 532,100 shares and 385,250 shares deferred, but not delivered, as of February 25, 2017 and February 27, 2016, respectively. During fiscal 2017, approximately 146,850 director deferred stock units were granted, no units were delivered and no units were cancelled. Compensation expense for the director deferred stock awards was $834,000, $800,000 and $826,000 in fiscal 2017, 2016 and 2015, respectively.

Stock purchase plan — Substantially all Company associates and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company’s common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each associate may contribute up to 20% of the eligible portions of compensation, and non-employee directors may contribute up to 100% of their director compensation. The Company

54    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributes an amount equal to 25% of the participant’s contributions. Company contributions to the plan were $363,000, $424,000 and $465,000 in fiscal years 2017, 2016 and 2015, respectively.

Preferred Stock — As of February 25, 2017, the Company’s restated certificate of incorporation authorized 20,000,000 shares of preferred stock having a par value of $1.00 per share to be issued. No such shares have been issued.

Dividends — The Company paid cash dividends of $22,501,000, $23,672,000 and $21,627,000 in fiscal years 2017, 2016 and 2015, respectively. On April 12, 2017, subsequent to year end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on May 10, 2017 to shareholders of record on April 26, 2017.

Shares reserved for future issuances — As of February 25, 2017, the Company had approximately 4,608,808 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units and shares available for future grant.

Share repurchase plan — The following table summarizes the Company’s total repurchases of its common stock during fiscal 2017, 2016 and 2015:

			Shares Purchased
Date Program Announced	Authorized Amount	Date Completed	Fiscal 2017	Fiscal 2016	Fiscal 2015	Weighted Average Cost		Remaining Available as of February 25, 2017
Oct. 18, 2013	$200,000,000	Apr. 10, 2014	—	—	5,071,812	$19.35	(1)	$—
Apr. 10, 2014	200,000,000	—	1,794,053	7,460,935	5,208,500	11.30		36,610,131
(1)	Represents weighted average cost for all share repurchases under the October 18, 2013 program.

Subsequent to year end, through April 19, 2017, under the $200 million board-approved share repurchase program announced on April 10, 2014, the Company utilized a total of $311,000 to repurchase 45,000 shares of the Company’s common stock at a weighted average price per share of $6.91 and $36,299,000 remained available for further repurchases under that program.

Rights Agreement — The Company’s Board of Directors adopted a Shareholder Rights Protection Agreement (“Rights Agreement”) effective September 27, 2016, and declared a dividend of one right (a “Right”) on each outstanding share of the Company’s common stock, payable to holders of record as of the close of business on October 7, 2016.

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

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of income before taxes for each of the last three fiscal years, by tax jurisdiction, were as follows (in thousands):

	2017	2016	2015
Domestic	$39,818	$54,887	$111,338
Foreign	5,441	8,278	9,064

Income before income taxes	$45,259	$63,165	$120,402

The provision for income taxes for each of the last three fiscal years consisted of (in thousands):

	2017	2016	2015
Federal:
Current	$30,062	$14,600	$30,771
Deferred	(17,842)	2,352	5,620
State:
Current	3,491	2,248	4,402
Deferred	(1,803)	2,265	2,027
Foreign:
Current	1,222	2,066	2,420
Deferred	—	—	—

Total income tax provision	$15,130	$23,531	$45,240

The differences between income taxes at the statutory federal income tax rate of 35% in fiscal 2017, 2016 and 2015, and income tax reported in the consolidated statements of operations were as follows (in thousands):

	2017	2016	2015
Tax provision at statutory federal income tax rate	$15,841	$22,108	$42,141
State income taxes, net of federal provision	929	2,703	4,402
Change in valuation allowance	168	232	(224)
Foreign income taxes	1,222	2,066	2,420
Foreign and other tax credits	(2,161)	(4,561)	(3,436)
Other, net	(869)	983	(63)

Provision for income taxes	$15,130	$23,531	$45,240

Effective tax rate	33.4%	37.3%	37.6%

56    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities at February 25, 2017 and February 27, 2016, were comprised of the following (in thousands):

	2017	2016
Deferred tax assets:
Deferred compensation	$23,692	$21,750
Accrued average rent	14,130	12,998
Self insurance reserves	11,719	11,245
Cumulative foreign currency translation	3,316	4,205
Deferred revenue and revenue reserves	5,224	5,136
Foreign and other tax credits	2,655	2,403
Other	4,033	4,254

Total deferred tax assets	$64,769	$61,991

Deferred tax liabilities:
Properties and equipment, net	$(24,084)	$(28,510)
Inventory	(18,613)	(23,733)
Store supplies	(3,629)	(3,679)
Deferred gain on debt repurchase	(7,342)	(11,014)
Other	(1,082)	(782)

Total deferred tax liabilities	$(54,750)	$(67,718)

Valuation allowance	$(822)	$(654)

Net deferred tax assets (1)	$9,197	$(6,381)
(1)

The Company adopted retrospectively ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” in the fourth quarter of fiscal 2016. All deferred tax assets and liabilities are classified as noncurrent, accordingly. For fiscal 2017 and 2016, state deferred tax assets were $4,590 and $3,199, respectively, and federal deferred tax assets were $4,607 and $0, respectively. Deferred tax assets are included in noncurrent assets. Deferred tax liabilities were $0 and $9,580 for fiscal 2017 and 2016, respectively, and the balance in fiscal 2016 was related to federal deferred tax liabilities. Deferred tax liabilities are included in other noncurrent liabilities.

Deferred tax assets related to state net operating losses at February 25, 2017 and February 27, 2016, were $236,000 and $426,000, respectively. State loss carryforwards vary as to the carryforward period and will expire from fiscal 2020 through fiscal 2033. The Company believes that it is not more likely than not that the benefit from certain state tax credits, which will expire from fiscal 2024 through fiscal 2037, will be realized. Accordingly, the Company has provided a valuation allowance of $822,000 and $654,000 with respect to the deferred tax assets relating to these state tax credits as of February 25, 2017 and February 27, 2016, respectively.

The Company is subject to taxation in the United States and various state, provincial, local and foreign (primarily Canadian) jurisdictions. With few exceptions, as of fiscal 2017, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2014. Certain tax years prior to fiscal 2014 are subject to examination by certain state and foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits — beginning balance	$2,551	$765	$6,673
Gross increases — tax positions in current period	4,643	231	—
Gross increases — tax positions in prior period	225	1,862	282
Gross decreases — tax positions in prior period	(320)	(60)	(1,458)
Settlements	(83)	(81)	(4,732)
Expiration of statute of limitations	(26)	(166)	—

Unrecognized tax benefits — ending balance	$6,990	$2,551	$765

As of February 25, 2017, the Company had total unrecognized tax benefits of $6,990,000, the majority of which would, if recognized, affect the Company’s effective tax rate. As of February 27, 2016, the Company had unrecognized tax benefits of $2,551,000, the majority of which would, if recognized, affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to state settlements.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in SG&A expenses. The Company recorded expenses for tax interest and penalties, net of refunds, of $142,000, $286,000 and $3,000 in fiscal 2017, 2016 and 2015, respectively. The Company had accrued penalties and interest of $379,000 and $508,000 at February 25, 2017 and February 27, 2016, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases — At February 25, 2017, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income
2018	$235,719	$1,309
2019	205,952	1,100
2020	173,130	1,088
2021	144,161	1,102
2022	120,769	1,113
Thereafter	283,455	1,315

Total lease commitments	$1,163,186	$7,027

Rental expense, which includes distribution and fulfillment center space and corporate headquarters, was $264,735,000, $269,540,000 and $263,276,000 in fiscal 2017, 2016 and 2015, respectively. These amounts include contingent rentals of $223,000, $400,000 and $508,000, based upon a percentage of sales, and net of sublease incomes totaling $646,000, $322,000 and $285,000 in fiscal 2017, 2016 and 2015, respectively.

Legal matters — Putative class action complaints were filed in the United States District Court for the Northern District of Texas — Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Products Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC is investigating whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company is responding to the inquiry and cooperating with the CPSC. It is not possible at this time to determine what, if any, actions will be taken by the CPSC as a consequence of the inquiry, whether a civil penalty will be assessed or, if assessed, the amount thereof. Given the nature of this matter and the uncertainty as to whether the matter will progress beyond the investigative phase, a reasonable estimate of potential loss or range of loss cannot be made at this time and no assurances can be given that a penalty, if assessed, would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company is a defendant in lawsuits pending in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. While it is not possible to predict the outcome of these lawsuits, as of the date of this report, the Company does not believe any reasonably foreseeable resolution of these matters would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

During fiscal years 2017, 2016 and 2015, there were various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the first paragraph under this section Legal matters and liability insurance against most of the other matters noted in this paragraph. It is the opinion of

58    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

NOTE 9 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended February 25, 2017 and February 27, 2016, are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2017	5/28/2016	8/27/2016	11/26/2016	2/25/2017
Net sales	$418,370	405,823	475,901	528,352
Gross profit	$148,967	145,036	196,393	206,912
SG&A expenses	$142,724	135,777	160,833	148,509
Operating income (loss)	$(7,808)	(4,339)	22,253	44,756
Net income (loss)	$(6,020)	(4,069)	13,577	26,641
Average shares outstanding — basic	81,663	80,437	80,680	80,898
Average shares outstanding — diluted	81,663	80,437	80,683	81,156
Basic earnings (loss) per share	$(0.07)	(0.05)	0.17	0.33
Diluted earnings (loss) per share	$(0.07)	(0.05)	0.17	0.33

	Three Months Ended
Fiscal 2016	5/30/2015	8/29/2015	11/28/2015	2/27/2016
Net sales	$436,866	434,992	478,047	542,325
Gross profit	$169,539	154,554	183,993	196,894
SG&A expenses	$143,587	133,415	151,554	150,272
Operating income	$13,558	8,385	19,657	33,608
Net income	$6,874	3,166	10,919	18,675
Average shares outstanding — basic	88,295	86,038	83,877	81,546
Average shares outstanding — diluted	89,021	86,717	84,170	81,574
Basic earnings per share	$0.08	0.04	0.13	0.23
Diluted earnings per share	$0.08	0.04	0.13	0.23

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    59

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 25, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013). Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of February 25, 2017. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of February 25, 2017, as stated in their report which is included in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2017 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

60    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pier 1 Imports, Inc.

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of February 25, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pier 1 Imports, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pier 1 Imports, Inc. as of February 25, 2017 and February 27, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 25, 2017 of Pier 1 Imports, Inc. and our report dated April 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 25, 2017

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    61

ITEM 9B. OTHER INFORMATION.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this Item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1—Election of Directors” set forth in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2017 Proxy Statement.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Governance” set forth in the 2017 Proxy Statement.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections entitled “Compensation” and “Governance” set forth in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Share Ownership – Security Ownership of Directors and Executive Officers,” the section entitled “Share Ownership – Security Ownership of Certain Beneficial Owners,” the table entitled “Compensation – Outstanding Equity Awards Table for the Fiscal Year Ended February 25, 2017,” and the table entitled “Equity Compensation Plan Information” set forth in the 2017 Proxy Statement.

62    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation –Compensation Committee Interlocks and Insider Participation” and the section entitled “Governance – Director Independence and Related Person Transactions” set forth in the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees” and the section entitled “Pre-approval of Non-audit Fees” set forth in Proposal No. 5 of the 2017 Proxy Statement.

PIER 1 IMPORTS, INC.  ï  2017 Form 10-K    63

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

See Exhibit Index.

64    PIER 1 IMPORTS, INC.  ï  2017 Form 10-K

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: April 25, 2017	By:	/s/ Terry E. London
Terry E. London, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. London Terry E. London	Director, Chairman of the Board, Interim President and Chief Executive Officer	April 25, 2017

/s/ Jeffrey N. Boyer Jeffrey N. Boyer	Executive Vice President and Chief Financial Officer	April 25, 2017

/s/ Darla D. Ramirez Darla D. Ramirez	Principal Accounting Officer	April 25, 2017

/s/ Claire H. Babrowski Claire H. Babrowski	Director	April 25, 2017

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Director	April 25, 2017

/s/ Hamish A. Dodds Hamish A. Dodds	Director	April 25, 2017

/s/ Brendan L. Hoffman Brendan L. Hoffman	Director	April 25, 2017

/s/ Cynthia P. McCague Cynthia P. McCague	Director	April 25, 2017

/s/ Michael A. Peel Michael A. Peel	Director	April 25, 2017

/s/ Ann M. Sardini Ann M. Sardini	Director	April 25, 2017

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3(ii)	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

3.1	Certificate of Designation and Terms of Series A Junior Participating Preferred Stock of Pier 1 Imports, Inc. as filed with the Secretary of State of the State of Delaware on September 28, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

4.1	Shareholder Rights Protection Agreement, dated as of September 27, 2016 by and between Pier 1 Imports, Inc. and Computershare Inc., as Rights Agent (including as Exhibit A the form of Rights Certificate and as Exhibit B the form of Certificate of Designation and Terms of the Series A Junior Participating Preferred Stock of the Company), incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

10.1*	Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.2*	Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3*	Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.3.1*	Participation Agreement dated November 9, 2007, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 15, 2007 (File No. 001-07832).

10.3.2*	Participation Agreement Amendment dated April 20, 2008, by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.4*	Pier 1 Imports, Inc. Stock Purchase Plan, Restated as Amended December 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 30, 2013 (File No. 001-07832).

10.4.1*	First Amendment to Pier 1 Imports, Inc. Stock Purchase Plan, dated June 20, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.5	Amended and Restated Credit Agreement, dated April 4, 2011, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.8.4 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.5.1	First Amendment to Amended and Restated Credit Agreement, dated June 18, 2013, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.5.2	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2014, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

Exhibit No.	Description
10.5.3	Term Loan Credit Agreement, dated April 30, 2014, among Pier 1 Imports, Inc., Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and various other agents and the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014 (File No. 001-07832).

10.5.4	Third Amendment to Amended and Restated Credit Agreement, dated October 29, 2015, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 28, 2015 (File No. 001-07832).

10.6*	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

10.6.1*	Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.6.2*	Pier 1 Umbrella Trust Amendment No. 2, effective January 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.7*	Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.7.1*	Form of Non-Qualified Stock Option Agreement for an Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.7.2*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.7.3*	Form of Restricted Stock Award Agreement — April 11, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.7.4*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.7.5*	Form of Restricted Stock Award Agreement — April 11, 2014 Performance-Based Award (“e-Comm Sales”), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 17, 2014 (File No. 001-07832).

10.7.6*	Form of Restricted Stock Award Agreement — October 16, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2014 (File No. 001-07832).

10.7.7*	Form of Restricted Stock Award Agreement — April 10, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 16, 2015 (File No. 001-07832).

10.7.8*	Form of Restricted Stock Award Agreement — May 11, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

10.7.9*	Form of Restricted Stock Award Agreement — May 11, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

10.8*	Pier 1 Imports Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 26, 2006 (File No. 001-07832).

10.8.1*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 4, 2007, incorporated herein by reference to Exhibit 10.22.2 to the Company’s Form 10-K for the year ended March 3, 2007 (File No. 001-07832).

10.8.2*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company’s Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

Exhibit No.	Description
10.8.3*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.8.4*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended October 9, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

10.8.5*	Pier 1 Imports Non-Employee Director Compensation Plan, as amended October 8, 2010, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.8.6*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 20, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.8.7*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 23, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2016 (File No. 001-07832).

10.9*	Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.9.1*	Amendment No. 1, effective January 1, 2011, to Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.10*	Form of Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 30, 2007 (File No. 001-07832).

10.10.1*	First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company’s Form 10-Q for the quarter ended August 30, 2008 (File No. 001-07832).

10.10.2**	Second Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated January 9, 2017.

10.11*	Employment Agreement dated as of December 15, 2009, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2009 (File No. 001-07832).

10.11.1*	Employment Agreement dated as of June 13, 2012, by and between Alexander W. Smith and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012 (File No. 001-07832).

10.11.2*	Mutual Termination Agreement and General Release dated September 2, 2016 among Pier 1 Imports, Inc., Pier 1 Services Company and Alexander W. Smith, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2016 (File No. 001-07832).

10.12	Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.12.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.12.2	Second Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011 (File No. 001-07832).

Exhibit No.	Description
10.12.3	Third Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated January 28, 2013, incorporated herein by reference to Exhibit 10.17.3 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.12.4	Fourth Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated May 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.12.5	Fifth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated July 14, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 30, 2014 (File No. 001-07832).

10.12.6	Sixth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated December 18, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2015 (File No. 001-07832).

10.12.7	Seventh Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated September 23, 2016, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 27, 2016 (File No. 001-07832).

10.13*	Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.14*	Pier 1 Imports, Inc. Deferred Compensation Plan, effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 27, 2010 (File No. 001-07832).

10.14.1*	Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 1, effective January 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.15	Private Label Credit Card Plan Agreement by and between World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated October 5, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 7, 2011 (File No. 001-07832). Some of the schedules and an exhibit to this agreement have been omitted pursuant to an order granting confidential treatment (File No. 001-07832).

10.16*	ERISA Plan Document and Summary Plan Description for the Pier 1 Imports, Inc. Supplemental Individual Disability Income Benefit Plan, effective September 1, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.17*	Summary Plan Description for Pier 1 Imports, Inc. Employee Life Insurance (Basic Insurance, Class 1), effective June 1, 2012, incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.18*	Confidential Retirement Agreement and General Release dated March 16, 2015, by and between Charles H. Turner, Pier 1 Services Company and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2015 (File No. 001-07832).

10.19*	Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2015 (File No. 001-07832).

10.19.1*	Form of Restricted Stock Award Agreement — July 27, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.19.2*	Form of Restricted Stock Award Agreement — July 27, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.19.3*	Form of Restricted Stock Award Agreement — July 27, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.19.4*	Form of Restricted Stock Award Agreement — April 15, 2016 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2016 (File No. 001-07832).

Exhibit No.	Description
10.19.5*	Form of Restricted Stock Award Agreement — May 24, 2016 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

10.19.6*	Form of Restricted Stock Award Agreement — May 24, 2016 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

10.19.7*	Form of Retention Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

10.20*	Letter regarding employment dated March 28, 2017 between Alasdair James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 3, 2017 (File No. 001-07832).

10.20.1*	Executive Severance Agreement dated March 30, 2017 between Alasdair James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 3, 2017 (File No. 001-07832).

21**	Subsidiaries of the Company.

23**	Consent of Ernst & Young LLP.

31.1**	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1***	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contracts and Compensatory Plans
**	Filed herewith
***	Furnished herewith