Form 10-Q
period 2017-05-27
PIER 1 IMPORTS INC/DE
filed 2017-07-05
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2017

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

As of June 29, 2017, there were outstanding 84,553,999 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to implement planned cost control measures; expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency; risks related to U.S. import policy; changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; litigation risks; risks related to imported merchandise including the health of global, national, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017, as filed with the SEC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	May 27, 2017	May 28, 2016
Net sales	$409,525	$418,370
Cost of sales	257,928	269,403

Gross profit	151,597	148,967
Selling, general and administrative expenses	140,195	142,724
Depreciation	13,723	14,051

Operating loss	(2,321)	(7,808)
Nonoperating (income) and expenses:
Interest, investment income and other	(570)	(781)
Interest expense	3,048	3,047

	2,478	2,266

Loss before income taxes	(4,799)	(10,074)
Income tax benefit	(1,813)	(4,054)

Net loss	$(2,986)	$(6,020)

Loss per share:
Basic	$(0.04)	$(0.07)

Diluted	$(0.04)	$(0.07)

Dividends declared per share:	$0.07	$0.07

Average shares outstanding during period:
Basic	81,080	81,663

Diluted	81,080	81,663

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	May 27, 2017	May 28, 2016
Net loss	$(2,986)	$(6,020)
Other comprehensive income (loss)
Foreign currency translation adjustments	(835)	1,484
Pension adjustments	(57)	364

Other comprehensive income (loss)	(892)	1,848

Comprehensive loss, net of tax	$(3,878)	$(4,172)

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	May 27, 2017	February 25, 2017	May 28, 2016
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $152,978, $149,375 and $122,494, respectively	$161,625	$154,460	$128,031
Accounts receivable, net	24,723	22,945	25,631
Inventories	418,424	400,976	421,098
Prepaid expenses and other current assets	31,464	31,607	34,995

Total current assets	636,236	609,988	609,755
Properties and equipment, net of accumulated depreciation of $519,016, $505,555 and $497,064, respectively	181,390	191,476	199,331
Other noncurrent assets	42,467	41,618	36,738

	$860,093	$843,082	$845,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,517	$68,981	$117,067
Gift cards and other deferred revenue	62,987	60,398	66,093
Accrued income taxes payable	25,635	26,058	—
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	129,330	133,866	103,228

Total current liabilities	318,469	291,303	288,388
Long-term debt	198,781	199,077	199,962
Other noncurrent liabilities	62,085	60,674	87,517

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	157,760	191,501	186,757
Retained earnings	728,268	737,165	717,825
Cumulative other comprehensive loss	(8,306)	(7,414)	(8,789)
Less — 40,208,000, 42,050,000 and 41,150,000 common shares in treasury, at cost, respectively	(597,089)	(629,349)	(625,961)

Total shareholders’ equity	280,758	292,028	269,957

	$860,093	$843,082	$845,824

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 27, 2017	May 28, 2016
Cash flows from operating activities:
Net loss	$(2,986)	$(6,020)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,786	15,433
Stock-based compensation expense	1,100	1,684
Deferred compensation, net	750	1,409
Deferred income taxes	(1,216)	(2,496)
Amortization of deferred gains	(268)	(268)
Other	650	2,245
Changes in cash from:
Inventories	(17,448)	(15,239)
Prepaid expenses and other assets	(1,142)	(6,019)
Accounts payable and other liabilities	34,129	49,118
Accrued income taxes payable, net of payments	(423)	(6,324)

Net cash provided by operating activities	28,932	33,523

Cash flows from investing activities:
Capital expenditures	(13,567)	(10,044)
Proceeds from disposition of properties	—	3
Proceeds from sale of restricted investments	1,164	991
Purchase of restricted investments	(526)	(402)

Net cash used in investing activities	(12,929)	(9,452)

Cash flows from financing activities:
Cash dividends	(5,646)	(5,692)
Purchases of treasury stock	(2,827)	(5,515)
Stock purchase plan and other, net	135	446
Repayments of long-term debt	(500)	(500)

Net cash used in financing activities	(8,838)	(11,261)

Change in cash and cash equivalents	7,165	12,810
Cash and cash equivalents at beginning of period	154,460	115,221

Cash and cash equivalents at end of period	$161,625	$128,031

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 27, 2017

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028
Net loss	—	—	—	(2,986)	—	—	(2,986)
Other comprehensive loss	—	—	—	—	(892)	—	(892)
Purchases of treasury stock	(500)	—	—	—	—	(3,138)	(3,138)
Stock-based compensation expense	2,353	—	(33,683)	—	—	34,783	1,100
Stock purchase plan and other	(11)	—	(58)	(265)	—	615	292
Cash dividends ($0.07 per share)	—	—	—	(5,646)	—	—	(5,646)

Balance May 27, 2017	85,024	$125	$157,760	$728,268	$(8,306)	$(597,089)	$280,758

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 27, 2017

AND MAY 28, 2016

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2017. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Fiscal 2018 consists of a 53-week year ending on March 3, 2018. Fiscal 2017 consisted of a 52-week year which ended on February 25, 2017. The results of operations for the three months ended May 27, 2017 and May 28, 2016, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of May 27, 2017, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 — LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Outstanding stock options and shares of unvested restricted stock totaling 1,783,047 and 2,312,957 were excluded from the computation of diluted loss per share for the three months ended May 27, 2017 and May 28, 2016, respectively, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	May 27, 2017	May 28, 2016
Net loss	$(2,986)	$(6,020)

Weighted average shares outstanding:
Basic	81,080	81,663
Effect of dilutive stock options	—	—
Effect of dilutive restricted stock	—	—

Diluted	81,080	81,663

Loss per share:
Basic	$(0.04)	$(0.07)

Diluted	$(0.04)	$(0.07)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 — MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation — For the three months ended May 27, 2017 and May 28, 2016, the Company recorded compensation expense related to restricted stock of $1,069,000 and $1,650,000, respectively. As of May 27, 2017, there was approximately $32,625,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately two years if certain performance targets are achieved.

During the first quarter of fiscal 2018, the Company awarded 2,585,086 shares of restricted stock. A total of 856,797 shares were time based and will be expensed ratably over the requisite service period. The Company began expensing these shares during the first quarter of fiscal 2018. The remaining shares are performance based and may vest following the end of fiscal 2020 if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors. The Company expenses the performance-based shares when it becomes probable that the relevant performance targets will be achieved.

Share repurchase program — During the first three months of fiscal 2018, the Company repurchased 500,000 shares of the Company’s common stock at a weighted average cost of $6.28 per share for a total cost of $3,138,000, and $33,472,000 remained available for further share repurchases under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”). Of the $3,138,000 in total shares repurchased in the first three months of fiscal 2018, $311,000 were settled subsequent to the first quarter of fiscal 2018. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through June 29, 2017, the Company utilized a total of $2,450,000 to repurchase 460,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $5.33. As of June 29, 2017, $31,022,000 remained available for further share repurchases under the program.

NOTE 3 — LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — At the end of the first quarter of fiscal 2018, the Company had a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility were limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $326,962,000 as of May 27, 2017. The Company had no cash borrowings and $42,191,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $284,771,000 remaining available for cash borrowings, all as of May 27, 2017.

On June 2, 2017, subsequent to quarter end, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of the Revolving Credit Facility. The amended Revolving Credit Facility extends the maturity date from June 18, 2018 to June 2, 2022, and increases the amount of the accordion feature to $150,000,000. The amended Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. As of June 2, 2017, the Company had no borrowings under the amended Revolving Credit Facility and approximately $42,191,000 in letters of credit and bankers’ acceptances outstanding.

Credit extensions under the amended Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base. At the Company’s option, borrowings will bear interest at either (a) the adjusted LIBOR rate plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the amended Revolving Credit Facility, or (b) the prime rate plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the amended Revolving Credit Facility. Provided that there is no default and no default would occur as a result thereof, the Company may request that the amended Revolving Credit Facility be increased to an amount not to exceed $500,000,000. The amendment did not result in any other material changes to the Revolving Credit Facility.

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of May 27, 2017, February 25, 2017 and May 28, 2016, the Company had $194,500,000, $195,000,000 and $196,500,000 outstanding, respectively, under the Term Loan Facility with carrying values of $191,378,000, $191,676,000 and $192,568,000, respectively, net of unamortized discounts and debt issuance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the amount outstanding under the Term Loan Facility was approximately $186,720,000 as of May 27, 2017, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

NOTE 4 — DEFINED BENEFIT PLANS

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

	Three Months Ended
	May 27, 2017	May 28, 2016
Components of net periodic benefit cost:
Service cost	$72	$387
Interest cost	72	193
Amortization of unrecognized prior service cost	7	15
Amortization of net actuarial loss	132	450

Net periodic benefit cost	$283	$1,045

NOTE 5 — INCOME TAX

The income tax benefit for the first quarter of fiscal 2018 was $1,813,000, compared to $4,054,000 during the same period in the prior fiscal year. The decrease in the income tax benefit is primarily due to the Company’s lower pre-tax loss generated in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2018 was 37.8%, compared to 40.2% in the same period during fiscal 2017. The lower effective tax rate for the first quarter of fiscal 2018 primarily relates to deduction limitations for certain executive compensation in the first quarter of fiscal 2017, which increased the effective tax rate for such period.

As of May 27, 2017, the Company had total unrecognized tax benefits of $6,393,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There are various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action noted in the first paragraph in this Note and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

NOTE 7 — NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. During fiscal 2017, additional ASUs were issued related to this revenue guidance. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations.” ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. ASU 2016-20 also makes additional technical corrections and improvements to the new revenue standard. The amendments have the same effective date and transition requirements as the revenue standard. The above ASUs are effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018. The Company anticipates the adoption of this guidance will result in a change in the timing of revenue recognition for breakage income related to gift cards. The Company plans to adopt this standard in fiscal 2019, using the modified retrospective method. Under this method, the Company expects to record a cumulative adjustment to retained earnings. Based on the Company’s preliminary assessment, we anticipate the adoption of this guidance will not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. Under ASU 2016-02, lessees will be required to recognize most leases on the balance sheet; therefore, ASU 2016-02 is expected to have a significant impact on the Company’s balance sheet. ASU 2016-02 is effective for the Company beginning in fiscal 2020. Early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company will continue to evaluate the impact of the adoption of ASU 2016-02 on its financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides more specific guidance related to how companies account for cloud computing costs. The Company adopted ASU 2015-05 on a prospective basis in the first quarter of fiscal 2017. The adoption of ASU 2015-05 did not have a material impact on the Company’s financial statements. In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” to clarify guidance, correct errors and make minor improvements to the Accounting Standards Codification (“ASC”). ASU 2016-19 amends ASC 350-40 to clarify that after ASU 2015-05 is adopted, companies are required to record an intangible asset for the license acquired in a software licensing arrangement. The asset for the software license is required to be recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. Companies are required to record a liability for any of the software licensing fees that are not paid on or before the acquisition date of the license. The Company adopted the provisions of ASU 2016-19 on a prospective basis in the first quarter of fiscal 2018. ASU 2016-19 did not have a material impact on the Company’s financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. ASU 2016-09 requires entities to record excess tax benefits and deficiencies as income tax benefit or expense in the income statement. In addition, excess tax benefits are required to be presented as an operating activity in the Statement of Cash Flows. The Company adopted these provisions of ASU 2016-09 on a prospective basis in the first quarter of fiscal 2018. ASU 2016-09 also allows an entity to make an accounting policy election to either recognize forfeitures of share-based payment awards as they occur or estimate the number of awards expected to forfeit. The Company adopted this provision of ASU 2016-09 on a modified retrospective basis in the first quarter of fiscal 2018. The Company will recognize forfeitures of share-based payment awards as they occur and recorded a cumulative adjustment to retained earnings for this change. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements. Subsequent to the adoption of ASU 2016-09, the Company expects increased volatility of income tax expense or benefit.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 is effective for the Company beginning in fiscal 2019. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of February 25, 2017, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017.

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products. Fiscal 2018 consists of a 53-week year ending on March 3, 2018. Fiscal 2017 consisted of a 52-week year which ended on February 25, 2017. The results of operations for the three months ended May 27, 2017 and May 28, 2016, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of May 27, 2017, the Company operated 1,016 stores in the U.S. and Canada.

As an omni-channel retailer, the Company’s strategy is to ensure that customers have an extraordinary experience, regardless of how they shop. By enabling the customer to interact with the brand both in-store and online, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s strategy has required and is expected to continue to require, investment in systems, distribution and fulfillment centers, call centers, distribution network and store development, including new in-store selling tools such as computers and tablets.

During the first quarter of fiscal 2018, net sales decreased 2.1% from the prior year first quarter, and company comparable sales decreased 0.2%. The company comparable sales decrease for the first quarter of fiscal 2018 resulted primarily from decreased in-store traffic and average ticket, partially offset by increased in-store conversion and online direct-to-customer sales. During the first quarter of fiscal 2018, e-Commerce sales accounted for approximately 24% of net sales compared to 19% in the same period of the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for the first quarter of fiscal 2018 was $151.6 million, or 37.0% of sales, compared to $149.0 million, or 35.6% of sales, in the same period last year, an increase of 140 basis points. For the first quarter of fiscal 2018, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $240.2 million, or 58.6% of sales, compared to $232.5 million, or 55.6% of sales, for the same period last year. The year-over-year improvement in merchandise margin is primarily attributable to improved operations within the Company’s supply chain and reduced clearance. Delivery and fulfillment net costs for the first quarter of fiscal 2018 were $16.7 million, or 4.1% of sales, compared to $10.8 million, or 2.6% of sales, in the same period last year. The increase is primarily due to additional free shipping promotions. The increase also reflects the increase in direct-to-customer sales as compared to prior year. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. Store occupancy costs decreased in dollars during the first quarter of fiscal 2018; however, as a percentage of sales, these costs deleveraged to 17.5% as a result of lower sales compared to 17.4% during the same period last year. For the three months ended May 27, 2017, contribution from operations (gross profit less compensation from operations and operational expenses) totaled $74.9 million, compared to $68.7 million during the same period last year — see “Reconciliation of Non-GAAP Financial Measures.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating loss for the first quarter of fiscal 2018 was $2.3 million, or (0.6%) of sales, compared to an operating loss of $7.8 million, or (1.9%) of sales, for the same period in the prior year. Net loss for the first quarter of fiscal 2018 was $3.0 million, or ($0.04) per share, compared to a net loss of $6.0 million, or ($0.07) per share, for the first quarter of fiscal 2017. EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of fiscal 2018 was $11.6 million, compared to $6.8 million in the first quarter of fiscal 2017 — see “Reconciliation of Non-GAAP Financial Measures.”

As an omni-channel retailer, the Company’s strategies and plans are being enhanced to address sales trends, restore merchandise margin and reduce costs across the organization. These enhancements include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and managing capital expenditures. Profitability in fiscal 2018 may be challenged by store traffic declines, increases in media spending, additional delivery and fulfillment net costs and promotional and clearance activity.

The Company has five focus areas to drive performance and achieve its objectives:

1.	Brand traffic, conversion and average ticket;

2.	Stores as sales and customer experience centers;

3.	Merchandise margin and gross profit;

4.	Fulfillment and home delivery; and

5.	Selling, general and administrative expenses.

The Company is on track to close approximately 20 to 25 net stores by the end of fiscal 2018. These closures are consistent with, and a part of, the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During the first three months of fiscal 2018, the Company utilized $13.6 million for capital expenditures, which was deployed toward technology and infrastructure initiatives and new and existing stores. Of that amount, $7.3 million related to fixed asset purchases that occurred prior to the end of fiscal 2017. Capital spend in fiscal 2018 is expected to be approximately $55 million to support ongoing investments in technology, stores and distribution centers.

On April 10, 2014, the Company announced a $200 million board-approved share repurchase program (“April 2014 program”). During the first three months of fiscal 2018, the Company repurchased 500,000 shares of its common stock under the April 2014 program at a weighted average cost of $6.28 per share for a total cost of $3.1 million, and $33.5 million remained available for further repurchases under the program. Subsequent to quarter end, through June 29, 2017, the Company utilized a total of $2.4 million under the April 2014 program to repurchase 460,000 shares of the Company’s common stock at a weighted average cost of $5.33, and $31.0 million remained available for further repurchases under the program. During the first three months of fiscal 2018, the Company paid quarterly cash dividends totaling approximately $5.6 million. On June 28, 2017, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on August 2, 2017, to shareholders of record on July 19, 2017.

On May 1, 2017, Alasdair James joined the Company as President and Chief Executive Officer. Mr. James was also elected to the Company’s Board of Directors effective May 1, 2017. Upon Mr. James assuming his role as President and Chief Executive Officer, Terry London was appointed to serve as Executive Chairman and will serve in this role through July 31, 2017. On August 1, 2017, Mr. London will reassume the role of Non-Executive Chairman of the Board.

On June 2, 2017, subsequent to quarter-end, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of its $350 million secured revolving credit facility (“Revolving Credit Facility”). The amendment extends the maturity date from June 18, 2018 to June 2, 2022, and increases the amount of the accordion feature to $150 million. The amended Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and on a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. The amendment did not result in any other material changes to the Revolving Credit Facility. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the amended Revolving Credit Facility.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended
	May 27, 2017	May 28, 2016
Key Performance Indicators
Total sales decline	(2.1%)	(4.2%)
Company comparable sales decline	(0.2%)	(2.5%)
Gross profit as a % of sales	37.0%	35.6%
Contribution from operations as a % of sales (1)	18.3%	16.4%
Selling, general and administrative expenses as a % of sales	34.2%	34.1%
Operating loss as a % of sales	(0.6%)	(1.9%)
Net loss (in millions)	($3.0)	($6.0)
Net loss as a % of sales	(0.7%)	(1.4%)
EBITDA (in millions) (1)	$11.6	$6.8
EBITDA as a % of sales	2.8%	1.6%
Total retail square footage (in thousands)	8,031	8,121

(1)	See reconciliation of Gross Profit to Contribution from Operations and Net Income to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the period were as follows (in thousands):

	Three Months Ended
	May 27, 2017	May 28, 2016
Retail sales	$406,663	$414,681
Other (1)	2,862	3,689

Net sales	$409,525	$418,370

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the first quarter of fiscal 2018 were $409.5 million, a decrease of 2.1%, compared to $418.4 million for the first quarter of fiscal 2017. At the end of the first quarter of fiscal 2018, the Company operated 11 fewer stores than at the end of the first quarter of fiscal 2017. Company comparable sales for the first quarter of fiscal 2018 decreased 0.2%, compared to the same period last year primarily resulting from decreased in-store traffic and average ticket, partially offset by increased in-store conversion and online direct-to-customer (as defined below) sales.

The Company’s e-Commerce sales accounted for approximately 24% and 19% of net sales for the three months ended May 27, 2017 and May 28, 2016, respectively. E-Commerce sales are comprised of customer orders placed online which were delivered directly to the customer (“direct-to-customer”) or those picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 20 basis points for the current quarter. Sales on the Pier 1 credit card comprised 36.9% of U.S. sales for the trailing twelve months ended May 27, 2017, compared to 34.4% for the comparable period in fiscal 2017. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the three months ended May 28, 2016	$418,370
Incremental sales growth (decline) from:
Company comparable sales	(1,002)
New stores opened during fiscal 2018	19
Stores opened during fiscal 2017	1,043
Closed stores and other	(8,905)

Net sales for the three months ended May 27, 2017	$409,525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2018 to the number open at the end of the first quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 25, 2017	941	77	1,018
Openings	1	—	1
Closings	(3)	—	(3)

Open at May 27, 2017	939	77	1,016

Gross Profit and Merchandise Margin — In the first quarter of fiscal 2018, gross profit was 37.0% of sales, compared to 35.6% of sales for the same period last year, an increase of 140 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the first quarter of fiscal 2018 was $240.2 million, or 58.6% of sales, compared to $232.5 million, or 55.6% of sales, for the same period last year. The year-over-year improvement in merchandise margin is primarily attributable to improved operations within the Company’s supply chain and reduced clearance. Delivery and fulfillment net costs for the first quarter of fiscal 2018 were $16.7 million, or 4.1% of sales, compared to $10.8 million, or 2.6% of sales, in the same period last year. The increase in delivery and fulfillment net costs is primarily due to additional free shipping promotions. The increase also reflects the increase in direct-to-customer sales as compared to prior year. Store occupancy costs decreased in dollars during the first quarter fiscal 2018; however, as a percentage of sales, these costs deleveraged to 17.5% as a result of lower sales compared to 17.4% during the same period last year.

Selling, General & Administrative Expenses, Depreciation and Operating Loss — In the first quarter of fiscal 2018, selling, general and administrative (“SG&A”) expenses were $140.2 million, compared to $142.7 million for the same period in fiscal 2017. As a percentage of sales, SG&A expenses were 34.2% in the first quarter of fiscal 2018, compared to 34.1% for the same period in fiscal 2017.

SG&A expenses are summarized in the tables below (in millions):

	Three Months Ended
	May 27, 2017		May 28, 2016
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$56.1	13.7%	$60.2	14.4%
Operational expenses	20.6	5.0%	20.1	4.8%
Marketing	29.5	7.2%	28.6	6.8%
Other selling, general and administrative	34.0	8.3%	33.8	8.1%

Total selling, general and administrative	$140.2	34.2%	$142.7	34.1%

The decrease in total SG&A expenses for the first quarter of fiscal 2018 was primarily due to a $4.1 million decrease in compensation for operations, partially offset by investments in marketing, including television and digital advertising and an increase in store operational expenses.

Depreciation expense for the first quarter of fiscal 2018 was $13.7 million, compared to $14.1 million in the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and store closures, partially offset by capital expenditure additions.

Operating loss for the first quarter of fiscal 2018 was $2.3 million, or (0.6%) of sales, compared to operating loss of $7.8 million, or (1.9%) of sales, for the same period last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Income Taxes — The income tax benefit for the first quarter of fiscal 2018 was $1.8 million, compared to $4.1 million during the same period in fiscal 2017. The decrease in the income tax benefit is primarily due to the Company’s lower pre-tax loss generated in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2018 was 37.8%, compared to 40.2% in the same period during fiscal 2017. The lower effective tax rate for the first quarter of fiscal 2018 primarily relates to deduction limitations for certain executive compensation in the first quarter of fiscal 2017, which increased the effective tax rate for such period.

Net Loss and EBITDA — For the first quarter of fiscal 2018, the Company reported a net loss of $3.0 million, or ($0.04) per share, compared to a net loss of $6.0 million, or ($0.07) per share, for the same period last year. EBITDA was $11.6 million for the first quarter of fiscal 2018, compared to $6.8 million for the same period last year — see “Reconciliation of Non-GAAP Financial Measures.”

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

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three-month periods ended May 27, 2017 and May 28, 2016. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

Merchandise margin represents the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit. Contribution from operations represents gross profit, less compensation for operations (which includes store and customer service payroll) and operational expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income or gross profit as a measure of operating performance. A reconciliation of net loss to EBITDA to contribution from operations to merchandise margin is shown below (in millions).

	Three Months Ended
	May 27, 2017		May 28, 2016
	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$240.2	58.6%	$232.5	55.6%
Less: Delivery and fulfillment net costs	16.7	4.1%	10.8	2.6%
Store occupancy costs	71.9	17.5%	72.7	17.4%

Gross profit (GAAP)	151.6	37.0%	149.0	35.6%
Less: Compensation for operations	56.1	13.7%	60.2	14.4%
Operational expenses	20.6	5.0%	20.1	4.8%

Contribution from operations (non-GAAP)	74.9	18.3%	68.7	16.4%
Less: Other nonoperating income	(0.2)	(0.1%)	(0.5)	(0.1%)
Marketing and other SG&A	63.5	15.5%	62.4	14.9%

EBITDA (non-GAAP)	11.6	2.8%	6.8	1.6%
Less: Income tax benefit	(1.8)	(0.5%)	(4.1)	(1.0%)
Interest expense, net	2.7	0.7%	2.8	0.7%
Depreciation	13.7	3.4%	14.1	3.4%

Net loss (GAAP)	$(3.0)	(0.7%)	$(6.0)	(1.4%)

Liquidity and Capital Resources

The Company ended the first three months of fiscal 2018 with $161.6 million in cash and cash equivalents, compared to $154.5 million at the end of fiscal 2017 and $128.0 million at the end of the first three months of fiscal 2017. The increase from the end of fiscal 2017 was primarily the result of cash provided by operating activities of $28.9 million, partially offset by the utilization of cash to fund the Company’s capital expenditures of $13.6 million and to return excess capital to shareholders, including $5.6 million for cash dividends and $2.8 million to repurchase shares of the Company’s common stock under the April 2014 program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows from Operating Activities

During the first three months of fiscal 2018, operating activities provided $28.9 million of cash, primarily as a result of an increase in accounts payable and other liabilities and adjustments for non-cash items, partially offset by an increase in inventories and a net loss of $3.0 million. Inventory levels at the end of the first quarter of fiscal 2018 were $418.4 million, an increase of $17.4 million, or 4.4%, from the end of fiscal 2017.

Cash Flows from Investing Activities

During the first three months of fiscal 2018, investing activities used $12.9 million of cash, which were primarily related to capital expenditures deployed toward technology and infrastructure initiatives and new and existing stores. Of those capital expenditures, $7.3 million related to fixed asset purchases that occurred prior to the end of fiscal 2017. Capital spend in fiscal 2018 is expected to be approximately $55 million to support ongoing investments in technology, stores and distribution centers.

Cash Flows from Financing Activities

During the first three months of fiscal 2018, financing activities used $8.8 million of cash, primarily resulting from cash outflows of $5.6 million for the payment of dividends and $2.8 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

At the end of the first quarter of fiscal 2018, the Company had a $350 million secured revolving credit facility with a $100 million accordion feature. Credit extensions under the Revolving Credit Facility were limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $327.0 million as of May 27, 2017. The Company had no cash borrowings and $42.2 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $284.8 million remaining available for cash borrowings, all as of May 27, 2017.

On June 2, 2017, subsequent to quarter-end, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of its Revolving Credit Facility. The amended Revolving Credit Facility extends the maturity date from June 18, 2018 to June 2, 2022, and increases the amount of the accordion feature to $150 million. The amended Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and on a second lien basis by substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. As of June 2, 2017, the Company had no borrowings under the amended Revolving Credit Facility and approximately $42.2 million in letters of credit and bankers’ acceptances outstanding. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the amended Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of May 27, 2017, the Company had $194.5 million outstanding under the Term Loan Facility with a carrying value of $191.4 million, net of unamortized discounts and debt issuance costs. The fair value of the amount outstanding under the Term Loan Facility was approximately $186.7 million as of May 27, 2017, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Share Repurchase Program

During the first three months of fiscal 2018, the Company repurchased 500,000 shares of its common stock at a weighted average cost of $6.28 per share for a total cost of $3.1 million under the April 2014 program. Of the $3.1 million in total shares repurchased in the first three months of fiscal 2018, $0.3 million were settled subsequent to the first quarter of fiscal 2018. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows. Subsequent to quarter end, through June 29, 2017, the Company utilized a total of $2.4 million to repurchase 460,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $5.33. As of June 29, 2017, $31.0 million remained available for further share repurchases under the program.

Dividends Payable

On June 28, 2017, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on August 2, 2017, to shareholders of record on July 19, 2017.

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances and, as needed, borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations for the foreseeable future, including debt-related payments, capital expenditure requirements, cash dividends, share repurchases and a lump sum distribution payment of approximately $24 million under the Pier 1 Imports, Inc. Supplemental Retirement Plan to the Company’s former Chief Executive Officer during the second quarter of fiscal 2018.

Impact of Inflation

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended February 25, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 27, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for fiscal year ended February 25, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended May 27, 2017, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Feb 26, 2017 through Apr 1, 2017	—	$—	—	$36,610,131
Apr 2, 2017 through Apr 29, 2017	246,222	7.00	150,000	35,560,644
Apr 30, 2017 through May 27, 2017	350,000	5.97	350,000	33,472,301

	596,222	$6.28	500,000	$33,472,301

(1)	Totals include 96,222 shares of the Company’s common stock withheld during the first quarter of fiscal 2018 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
(2)	Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share purchases in the table above were made under the April 2014 program and as of May 27, 2017, $33.5 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

Subsequent to quarter end, through June 29, 2017, the Company utilized a total of $2.4 million to repurchase 460,000 shares of the Company’s common stock under the April 2014 program at a weighted average cost of $5.33. As of June 29, 2017, $31.0 million remained available for further share repurchases of common stock under the program.

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

PIER 1 IMPORTS, INC.

Date: July 5, 2017	By:	/s/ Alasdair B. James
Alasdair B. James, President and
Chief Executive Officer

Date: July 5, 2017	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date: July 5, 2017	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3.2	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

10.1	Form of Restricted Stock Award Agreement – April 14, 2017 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.2	Form of Restricted Stock Award Agreement – April 14, 2017 Performance-Based Award (“EBITDA”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.3	Form of Restricted Stock Award Agreement – April 14, 2017 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.4*	Restricted Stock Award Agreement – May 1, 2017 Time-Based Award, between Terry E. London and Pier 1 Imports, Inc.

10.5*	Non-Qualified Stock Option Agreement Pursuant to the Pier 1 Imports, Inc. 2015 Stock Incentive Plan, dated May 2, 2017, between Alasdair B. James and Pier 1 Imports, Inc.

10.6*	Pier 1 Imports, Inc. Non-Qualified Stock Option Agreement, dated May 2, 2017, between Alasdair B. James and Pier 1 Imports, Inc.

10.7*	Restricted Stock Award Agreement – May 2, 2017 Time-Based Award (Ratable Vest), between Alasdair B. James and Pier 1 Imports, Inc.

10.8*	Restricted Stock Award Agreement – May 2, 2017 Time-Based Award (Cliff Vest), between Alasdair B. James and Pier 1 Imports, Inc.

10.9*	Restricted Stock Award Agreement – May 2, 2017 Performance-Based Award (“EBITDA”), between Alasdair B. James and Pier 1 Imports, Inc.

10.10*	Restricted Stock Award Agreement – May 2, 2017 Performance-Based Award (“ROIC”), between Alasdair B. James and Pier 1 Imports, Inc.

10.11*	Second Amended and Restated Credit Agreement, dated June 2, 2017, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto.

10.12*	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 22, 2017.

10.13*	First Amendment to Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), dated June 22, 2017.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith