Form 10-Q
period 2017-08-26
PIER 1 IMPORTS INC/DE
filed 2017-10-03
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2017

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

As of September 28, 2017, there were outstanding 83,789,601 shares of the registrant’s common stock, all of one class.

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

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2017	2016	2017	2016
Net sales	$407,607	$405,823	$817,132	$824,193
Cost of sales	267,443	260,787	525,371	530,190

Gross profit	140,164	145,036	291,761	294,003
Selling, general and administrative expenses	138,087	135,777	278,282	278,501
Depreciation	13,417	13,598	27,140	27,649

Operating loss	(11,340)	(4,339)	(13,661)	(12,147)
Nonoperating (income) and expenses:
Interest, investment income and other	(408)	(458)	(978)	(1,239)
Interest expense	2,983	3,017	6,031	6,064

	2,575	2,559	5,053	4,825

Loss before income taxes	(13,915)	(6,898)	(18,714)	(16,972)
Income tax benefit	(6,092)	(2,829)	(7,905)	(6,883)

Net loss	$(7,823)	$(4,069)	$(10,809)	$(10,089)

Loss per share:
Basic	$(0.10)	$(0.05)	$(0.13)	$(0.12)

Diluted	$(0.10)	$(0.05)	$(0.13)	$(0.12)

Dividends declared per share:	$0.07	$0.07	$0.14	$0.14

Average shares outstanding during period:
Basic	80,350	80,437	80,715	81,050

Diluted	80,350	80,437	80,715	81,050

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2017	2016	2017	2016
Net loss	$(7,823)	$(4,069)	$(10,809)	$(10,089)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,505	122	1,670	1,606
Pension adjustments	(56)	363	(113)	727

Other comprehensive income	2,449	485	1,557	2,333

Comprehensive loss, net of tax	$(5,374)	$(3,584)	$(9,252)	$(7,756)

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 26,	February 25,	August 27,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $29,705, $149,375 and $34,420, respectively	$34,945	$154,460	$38,339
Accounts receivable, net	22,263	22,945	20,760
Inventories	457,337	400,976	481,297
Prepaid expenses and other current assets	51,905	31,607	43,555

Total current assets	566,450	609,988	583,951
Properties and equipment, net of accumulated depreciation of $533,178, $505,555 and $506,160, respectively	178,471	191,476	195,672
Other noncurrent assets	37,515	41,618	35,773

	$782,436	$843,082	$815,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,171	$68,981	$82,198
Gift cards and other deferred revenue	56,456	60,398	59,983
Borrowings under revolving line of credit	—	—	20,000
Accrued income taxes payable	—	26,058	54
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	108,349	133,866	103,509

Total current liabilities	253,976	291,303	267,744
Long-term debt	198,485	199,077	199,667
Other noncurrent liabilities	64,851	60,674	89,975
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	157,574	191,501	187,779
Retained earnings	714,870	737,165	708,171
Cumulative other comprehensive loss	(5,857)	(7,414)	(8,304)
Less — 41,469,000, 42,050,000 and 41,910,000 common shares in treasury, at cost, respectively	(601,588)	(629,349)	(629,761)

Total shareholders’ equity	265,124	292,028	258,010

	$782,436	$843,082	$815,396

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 26,	August 27,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,809)	$(10,089)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	31,011	30,457
Stock-based compensation expense	2,544	2,778
Deferred compensation, net	1,301	2,885
Deferred income taxes	7,058	(1,586)
Amortization of deferred gains	(536)	(536)
Other	3,326	3,935
Changes in cash from:
Inventories	(56,361)	(75,438)
Prepaid expenses and other assets	(19,664)	(9,430)
Accounts payable and other liabilities	(5,470)	9,689
Accrued income taxes payable, net of payments	(26,058)	(6,270)

Net cash used in operating activities	(73,658)	(53,605)

Cash flows from investing activities:
Capital expenditures	(25,174)	(22,781)
Proceeds from disposition of properties	7	49
Proceeds from sale of restricted investments	26,762	1,913
Purchase of restricted investments	(25,153)	(765)

Net cash used in investing activities	(23,558)	(21,584)

Cash flows from financing activities:
Cash dividends	(11,221)	(11,277)
Purchases of treasury stock	(9,679)	(10,566)
Stock purchase plan and other, net	861	1,150
Repayments of long-term debt	(1,000)	(1,000)
Debt issuance costs	(1,260)	—
Borrowings under revolving line of credit	—	23,000
Repayments of borrowings under revolving line of credit	—	(3,000)

Net cash used in financing activities	(22,299)	(1,693)

Change in cash and cash equivalents	(119,515)	(76,882)
Cash and cash equivalents at beginning of period	154,460	115,221

Cash and cash equivalents at end of period	$34,945	$38,339

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 26, 2017

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028
Net loss	—	—	—	(10,809)	—	—	(10,809)
Other comprehensive income	—	—	—	—	1,557	—	1,557
Purchases of treasury stock	(1,925)	—	—	—	—	(9,994)	(9,994)
Stock-based compensation expense	2,412	—	(33,036)	—	—	35,580	2,544
Stock purchase plan and other	94	—	(891)	(265)	—	2,175	1,019
Cash dividends ($0.14 per share)	—	—	—	(11,221)	—	—	(11,221)

Balance August 26, 2017	83,763	$125	$157,574	$714,870	$(5,857)	$(601,588)	$265,124

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 26, 2017

AND AUGUST 27, 2016

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2017. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Fiscal 2018 consists of a 53-week year ending on March 3, 2018. Fiscal 2017 consisted of a 52-week year which ended on February 25, 2017. The results of operations for the three and six months ended August 26, 2017 and August 27, 2016, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of August 26, 2017, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Outstanding stock options and shares of unvested restricted stock totaling 1,781,000 and 1,782,000 were excluded from the computation of diluted loss per share for the three and six months ended August 26, 2017, as the effect would be antidilutive. Outstanding stock options and shares of unvested restricted stock totaling 2,214,000 and 2,263,000 were excluded from the computation of diluted loss per share for the three and six months ended August 27, 2016, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Net loss	$(7,823)	$(4,069)	$(10,809)	$(10,089)

Weighted average shares outstanding:
Basic	80,350	80,437	80,715	81,050
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted stock	—	—	—	—

Diluted	80,350	80,437	80,715	81,050

Loss per share:
Basic	$(0.10)	$(0.05)	$(0.13)	$(0.12)

Diluted	$(0.10)	$(0.05)	$(0.13)	$(0.12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation - For the three and six months ended August 26, 2017, the Company recorded compensation expense related to restricted stock of $1,390,000 and $2,460,000, respectively. For the three and six months ended August 27, 2016, the Company recorded compensation expense related to restricted stock of $1,079,000 and $2,729,000, respectively. As of August 26, 2017, there was approximately $31,164,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately two years if certain performance targets are achieved.

Share repurchase program - During the first six months of fiscal 2018, the Company repurchased 1,925,300 shares of the Company’s common stock at a weighted average cost of $5.19 per share for a total cost of $9,994,000, and $26,616,000 remained available for further share repurchases under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”). Of the $9,994,000 repurchased in the first six months of fiscal 2018, $315,000 of the purchases settled subsequent to the second quarter of fiscal 2018. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows.

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility - At the end of the first quarter of fiscal 2018, the Company had a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature (“Revolving Credit Facility”). On June 2, 2017, during the second quarter of fiscal 2018, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of the Revolving Credit Facility. The amended Revolving Credit Facility extended the maturity date from June 18, 2018 to June 2, 2022, and increased the amount of the accordion feature to $150,000,000. The amended Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and by a second lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions.

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

At the end of the second quarter of fiscal 2018, credit extensions under the amended Revolving Credit Facility were limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $366,436,000 as of August 26, 2017. The Company had no cash borrowings and $41,831,000 in letters of credit and bankers’ acceptances outstanding under the amended Revolving Credit Facility, with $308,169,000 remaining available for cash borrowings, all as of August 26, 2017.

Term Loan Facility - The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 26, 2017, February 25, 2017 and August 27, 2016, the Company had $194,000,000, $195,000,000 and $196,000,000 outstanding, respectively, under the Term Loan Facility with carrying values of $191,079,000, $191,676,000 and $192,271,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $186,968,000 as of August 26, 2017, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

	Three Months Ended		Six Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Components of net periodic benefit cost:
Service cost	$73	$386	$145	$773
Interest cost	71	194	143	387
Amortization of unrecognized prior service cost	8	15	15	30
Amortization of net actuarial loss	132	450	264	900

Net periodic benefit cost	$284	$1,045	$567	$2,090

NOTE 5 – INCOME TAX

The income tax benefit for the second quarter of fiscal 2018 was $6,092,000 compared to $2,829,000 during the same period in the prior fiscal year. The effective tax rate for the second quarter of fiscal 2018 was 43.8%, compared to 41.0% in the same period during fiscal 2017. The income tax benefit for the first half of fiscal 2018 was $7,905,000, compared to $6,883,000 during the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2018 was 42.2%, compared to 40.6% in the same period during fiscal 2017. The increase in the income tax benefit is primarily due to the Company’s higher pre-tax losses generated in the second quarter and first half of fiscal 2018 as compared to the same periods last year. The higher effective tax rate for the second quarter and first half of fiscal 2018 primarily relates to the impact of certain non-deductible items recognized in the second quarter of fiscal 2018, including the Consumer Product Safety Commission (“CPSC”) matter referenced in Note 6 – Commitments and Contingencies.

As of August 26, 2017, the Company had total unrecognized tax benefits of $5,808,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the CPSC. In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. The Company is evaluating the assertions made by the CPSC and is preparing a response. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While we anticipate that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

The Company is a defendant in lawsuits pending in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. The Company has sought to settle these cases on terms favorable to the Company in view of the claims made, the continuing cost of litigation and an assessment of the risk of an adverse trial court or appellate decision. The Company has settled or agreed to settle the pending cases, subject to completion of associated procedural requirements. The Company does not believe any reasonably foreseeable resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company recognized expense of $6,600,000 in the second quarter of fiscal 2018 attributable to the legal and regulatory proceedings described in the two preceding paragraphs as a component of selling, general and administrative expenses.

There are various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action described in the first paragraph in this Note and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

NOTE 7 – NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. During fiscal 2017, additional ASUs were issued related to this revenue guidance. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations.” ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. ASU 2016-20 also makes additional technical corrections and improvements to the new revenue standard. The amendments have the same effective date and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transition requirements as the revenue standard. The above ASUs are effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018. The Company anticipates the adoption of this guidance will result in a change in the timing of revenue recognition for income related to gift card breakage. The Company plans to adopt this standard in fiscal 2019, using the modified retrospective method. Under this method, the Company expects to record a cumulative adjustment to retained earnings related to the change in gift card breakage income. Based on the Company’s preliminary assessment, we anticipate the adoption of this guidance will not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. Under ASU 2016-02, lessees will be required to recognize most leases on the balance sheet; therefore, ASU 2016-02 is expected to have a material impact on the Company’s balance sheet. ASU 2016-02 is effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company plans to adopt this standard in fiscal 2020. ASU 2016-02 must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company will continue to evaluate the impact of the adoption of ASU 2016-02 on its financial statements.

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products. Fiscal 2018 consists of a 53-week year ending on March 3, 2018. Fiscal 2017 consisted of a 52-week year which ended on February 25, 2017. The results of operations for the three and six months ended August 26, 2017 and August 27, 2016, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of August 26, 2017, the Company operated 1,012 stores in the U.S. and Canada.

As an omni-channel retailer, the Company’s strategy is to ensure that customers have an extraordinary experience, regardless of how they shop. By enabling the customer to interact with the brand both in-store and online, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s strategy has required, and is expected to continue to require, investment in systems, distribution and fulfillment centers, and distribution network and store development, including new in-store selling tools such as computers and tablets.

During the second quarter of fiscal 2018, net sales increased 0.4% from the prior year second quarter, and company comparable sales increased 1.8%. The company comparable sales increase for the second quarter of fiscal 2018 resulted primarily from increased brand traffic and average ticket, partially offset by lower conversion. During the second quarter of fiscal 2018, e-Commerce sales accounted for approximately 27% of net sales compared to 20% in the same period of the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for the second quarter of fiscal 2018 was $140.2 million, or 34.4% of sales, compared to $145.0 million, or 35.7% of sales, in the same period last year, a decrease of 130 basis points. For the second quarter of fiscal 2018, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $232.2 million, or 57.0% of sales, compared to $229.8 million, or 56.6% of sales, for the same period last year. The year-over-year improvement in merchandise margin as a percentage of sales is primarily attributable to lower supply chain costs. Delivery and fulfillment net costs for the second quarter of fiscal 2018 were $18.7 million, or 4.6% of sales, compared to $10.6 million, or 2.6% of sales, in the same period last year. The increase is primarily due to additional free shipping promotions. The increase also reflects the increase in direct-to-customer sales as compared to prior year. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. For the second quarter of fiscal 2018, store occupancy costs were $73.3 million, or 18.0% of sales, compared to $74.2 million, or 18.3% of sales, during the same period last year. For the three months ended August 26, 2017, contribution from operations (gross profit less compensation from operations and operational expenses — see “Reconciliation of Non-GAAP Financial Measures”) totaled $61.1 million, compared to $61.5 million during the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating loss for the second quarter of fiscal 2018 was $11.3 million, or (2.8%) of sales, compared to an operating loss of $4.3 million, or (1.1%) of sales, for the same period in the prior year. Net loss for the second quarter of fiscal 2018 was $7.8 million, or ($0.10) per share, compared to a net loss of $4.1 million, or ($0.05) per share, for the second quarter of fiscal 2017. Adjusted net loss (non-GAAP) for the second quarter of fiscal 2018 was $4.2 million, or ($0.05) per share, and excludes $6.6 million ($3.6 million, or $0.05 per share, net of tax) of expense for legal and regulatory costs relating to a California wage-and-hour matter and an ongoing Consumer Product Safety Commission (“CPSC”) inquiry. EBITDA (earnings before interest, taxes, depreciation and amortization) for the second quarter of fiscal 2018 was $2.8 million, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA was $9.4 million, compared to EBITDA of $9.5 million in the second quarter of fiscal 2017. See “Reconciliation of Non-GAAP Financial Measures” below.

As an omni-channel retailer, the Company’s strategies and plans are being enhanced to address sales trends, restore merchandise margin and reduce costs across the organization. These enhancements include, but are not limited to: improving merchandise assortments; enhancing marketing programs; optimizing the real estate portfolio; reducing store and administrative expenses; improving supply chain efficiencies; managing inventory levels; improving promotional effectiveness; and managing capital expenditures. Profitability in fiscal 2018 may continue to be challenged by store traffic declines, increases in media spending, additional delivery and fulfillment net costs and promotional and clearance activity. In addition, sales and merchandise margin for the third quarter of fiscal 2018 are expected to be impacted by recent weather-related events.

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

During the first six months of fiscal 2018, the Company utilized $25.2 million for capital expenditures, which was deployed toward technology and infrastructure initiatives, new and existing stores and distribution centers. Capital spend in fiscal 2018 is expected to be approximately $55 million to support ongoing investments in technology, stores and distribution centers.

On April 10, 2014, the Company announced a $200 million board-approved share repurchase program (“April 2014 program”). During the first six months of fiscal 2018, the Company repurchased 1,925,300 shares of its common stock under the April 2014 program at a weighted average cost of $5.19 per share for a total cost of $10.0 million, and $26.6 million remained available for further repurchases under the program. During the first six months of fiscal 2018, the Company paid quarterly cash dividends totaling approximately $11.2 million. On September 27, 2017, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on November 1, 2017, to shareholders of record on October 18, 2017.

On May 1, 2017, Alasdair James joined the Company as President and Chief Executive Officer. Mr. James was also elected to the Company’s Board of Directors effective May 1, 2017. Upon Mr. James assuming his role as President and Chief Executive Officer, Terry London was appointed to serve as Executive Chairman and served in this role through July 31, 2017. On August 1, 2017, Mr. London reassumed the role of Non-Executive Chairman of the Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended		Six Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Key Performance Indicators
Total sales growth (decline)	0.4%	(6.7%)	(0.9%)	(5.5%)
Company comparable sales growth (decline)	1.8%	(4.3%)	0.7%	(3.4%)
Gross profit as a % of sales	34.4%	35.7%	35.7%	35.7%
Contribution from operations as a % of sales (1)	15.0%	15.2%	16.6%	15.8%
Selling, general and administrative expenses as a % of sales	33.9%	33.5%	34.1%	33.8%
Operating loss as a % of sales	(2.8%)	(1.1%)	(1.7%)	(1.5%)
Net loss (in millions)	($7.8)	($4.1)	($10.8)	($10.1)
Net loss as a % of sales	(1.9%)	(1.0%)	(1.3%)	(1.2%)
EBITDA (in millions) (1)	$2.8	$9.5	$14.5	$16.2
EBITDA as a % of sales	0.7%	2.3%	1.8%	2.0%
Total retail square footage (in thousands)	8,000	8,088	8,000	8,088

(1)	See reconciliation of Gross Profit to Contribution from Operations and Net Loss to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

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

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Retail sales	$403,816	$402,365	$810,479	$817,046
Other (1)	3,791	3,458	6,653	7,147

Net sales	$407,607	$405,823	$817,132	$824,193

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the second quarter of fiscal 2018 were $407.6 million, an increase of 0.4%, compared to $405.8 million for the second quarter of fiscal 2017. At the end of the second quarter of fiscal 2018, the Company operated 11 fewer stores than at the end of the second quarter of fiscal 2017. Company comparable sales for the second quarter of fiscal 2018 increased 1.8%, compared to the same period last year primarily resulting from increased brand traffic and average ticket, partially offset by lower conversion and a decrease in delivery revenues due to additional free shipping promotions. Net sales for the year-to-date period of fiscal 2018 were $817.1 million, a decrease of 0.9%, compared to $824.2 million for the first six months of fiscal 2017. Company comparable sales for the year-to-date period of fiscal 2018 increased 0.7%, compared to the same period last year primarily resulting from increased brand traffic and average ticket, partially offset by a decrease in delivery revenues due to additional free shipping promotions.

The Company’s e-Commerce sales accounted for approximately 27% and 20% of net sales for the three months ended August 26, 2017 and August 27, 2016, respectively. The Company’s e-Commerce year-to-date sales accounted for approximately 26% and 20% of net sales for the six month periods ended August 26, 2017 and August 27, 2016, respectively. E-Commerce sales are comprised of customer orders placed online which were delivered directly to the customer (“direct-to-customer”) or those picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the second quarter of fiscal 2018, the year-over-year increase in the value of the Canadian Dollar, relative to the U.S. Dollar, had no impact on net sales and positively impacted company comparable sales by approximately 10 basis points. For the first six months of fiscal 2018, the year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 10 basis points. Sales on the Pier 1 credit card comprised 37.3% of U.S. sales for the trailing twelve months ended August 26, 2017, compared to 34.5% for the comparable period in fiscal 2017. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the six months ended August 27, 2016	$824,193
Incremental sales growth (decline) from:
Company comparable sales	5,987
New stores opened during fiscal 2018	362
Stores opened during fiscal 2017	1,399
Closed stores and other	(14,809)

Net sales for the six months ended August 26, 2017	$817,132

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2018 to the number open at the end of the second quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 25, 2017	941	77	1,018
Openings	1	—	1
Closings	(7)	—	(7)

Open at August 26, 2017	935	77	1,012

Gross Profit and Merchandise Margin — In the second quarter of fiscal 2018, gross profit was $140.2 million, or 34.4% of sales, compared to $145.0 million, or 35.7% of sales, for the same period last year, a decrease of 130 basis points. In the first six months of fiscal 2018, gross profit remained flat at 35.7% of sales and was $291.8 million, compared to $294.0 million for the same period last year. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the second quarter of fiscal 2018 was $232.2 million, or 57.0% of sales, compared to $229.8 million, or 56.6% of sales, for the same period last year. For the first six months of fiscal 2018, merchandise margin was $472.4 million, or 57.8% of sales, compared to $462.3 million, or 56.1% of sales, for the same period last year. The year-over-year improvement in merchandise margin is primarily attributable to lower supply chain costs. Delivery and fulfillment net costs for the second quarter of fiscal 2018 were $18.7 million, or 4.6% of sales, compared to $10.6 million, or 2.6% of sales, in the same period last year. Delivery and fulfillment net costs for the first six months of fiscal 2018 were $35.4 million, or 4.3% of sales, compared to $21.4 million, or 2.6% of sales, in the same period last year. The increase in delivery and fulfillment net costs is primarily due to additional free shipping promotions. The increase also reflects the increase in direct-to-customer sales as compared to the prior year. For the second quarter of fiscal 2018, store occupancy costs were $73.3 million, or 18.0% of sales, compared to $74.2 million, or 18.3% of sales, during the same period last year. Store occupancy costs decreased in dollars for the first six months of fiscal 2018; however, as a percentage of sales, these costs remained flat at 17.8% of sales.

Selling, General & Administrative Expenses, Depreciation and Operating Loss — In the second quarter of fiscal 2018, selling, general and administrative (“SG&A”) expenses were $138.1 million, compared to $135.8 million for the same period in fiscal 2017. As a percentage of sales, SG&A expenses were 33.9% in the second quarter of fiscal 2018, compared to 33.5% for the same period in fiscal 2017. Year-to-date SG&A expenses were $278.3 million, compared to $278.5 million for the same period in fiscal 2017. As a percentage of sales, SG&A expenses were 34.1% for the first six months of fiscal 2018, compared to 33.8% for the same period in fiscal 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

SG&A expenses are summarized in the tables below (in millions):

	Three Months Ended
	August 26, 2017		August 27, 2016
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$58.4	14.3%	$61.5	15.1%
Operational expenses	20.7	5.1%	22.1	5.4%
Marketing	19.2	4.7%	19.1	4.7%
Other selling, general and administrative	39.8	9.8%	33.2	8.2%

Total selling, general and administrative	$138.1	33.9%	$135.8	33.5%

	Six Months Ended
	August 26, 2017		August 27, 2016
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$114.5	14.0%	$121.7	14.8%
Operational expenses	41.3	5.1%	42.1	5.1%
Marketing	48.6	6.0%	47.7	5.8%
Other selling, general and administrative	73.9	9.0%	67.0	8.1%

Total selling, general and administrative	$278.3	34.1%	$278.5	33.8%

For the second quarter of fiscal 2018, cost reductions in store compensation and corporate expenses were offset by legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry, as well as investments in brand consulting totaling approximately $8 million. For the first six months of fiscal 2018, reductions in store compensation expense were offset by the legal and regulatory costs referred to above.

Depreciation expense for the second quarter of fiscal 2018 was $13.4 million, compared to $13.6 million in the same period last year. Depreciation expense for the first six months of fiscal 2018 was $27.1 million, compared to $27.6 million in the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and store closures, partially offset by capital expenditure additions.

Operating loss for the second quarter of fiscal 2018 was $11.3 million, or (2.8%) of sales, compared to operating loss of $4.3 million, or (1.1%) of sales, for the same period last year. Operating loss for the first six months of fiscal 2018 was $13.7 million, or (1.7%) of sales, compared to operating loss of $12.1 million, or (1.5%) of sales, for the same period last year.

Income Taxes — The income tax benefit for the second quarter of fiscal 2018 was $6.1 million, compared to $2.8 million during the same period in the prior fiscal year. The effective tax rate for the second quarter of fiscal 2018 was 43.8%, compared to 41.0% in the same period during fiscal 2017. The income tax benefit for the first half of fiscal 2018 was $7.9 million, compared to $6.9 million during the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2018 was 42.2%, compared to 40.6% in the same period during fiscal 2017. The increase in the income tax benefit is primarily due to the Company’s higher pre-tax losses generated in the second quarter and first half of fiscal 2018 as compared to the same periods last year. The higher effective tax rate for the second quarter and first half of fiscal 2018 primarily relates to certain non-deductible items recognized in the second quarter of fiscal 2018 including the CPSC matter referenced in Note 6 of the Notes to Consolidated Financial Statements. The Company’s full year fiscal 2018 corporate tax rate will be negatively impacted by the non-deductibility of the CPSC matter.

Net Loss and EBITDA — For the second quarter of fiscal 2018, the Company reported a net loss of $7.8 million, or ($0.10) per share, compared to a net loss of $4.1 million, or ($0.05) per share, for the same period last year. Adjusted net loss (non-GAAP) was $4.2 million, or ($0.05) per share, and excludes $6.6 million ($3.6 million, or $0.05 per share, net of tax), of expense for

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. For the first six months of fiscal 2018, the Company reported a net loss of $10.8 million, or ($0.13) per share, compared to a net loss of $10.1 million, or ($0.12) per share, for the same period last year. Adjusted net loss (non-GAAP) for the first six months of fiscal 2018 was $7.2 million, or ($0.09) per share and excludes the legal and regulatory costs referred to above. EBITDA was $2.8 million for the second quarter of fiscal 2018, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA was $9.4 million, compared to EBITDA of $9.5 million for the same period last year. EBITDA was $14.5 million for the first six months of fiscal 2018, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA was $21.1 million, compared to EBITDA of $16.2 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, contribution from operations, EBITDA, adjusted EBITDA, adjusted net loss and adjusted loss per share.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three- and six-month periods ended August 26, 2017 and August 27, 2016. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	Three Months Ended				Six Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$232.2	57.0%	$229.8	56.6%	$472.4	57.8%	$462.3	56.1%
Less: Delivery and fulfillment net costs	18.7	4.6%	10.6	2.6%	35.4	4.3%	21.4	2.6%
Store occupancy costs	73.3	18.0%	74.2	18.3%	145.2	17.8%	146.9	17.8%

Gross profit (GAAP)	140.2	34.4%	145.0	35.7%	291.8	35.7%	294.0	35.7%

Less: Compensation for operations	58.4	14.3%	61.5	15.1%	114.5	14.0%	121.7	14.8%
Operational expenses	20.7	5.1%	22.1	5.4%	41.3	5.1%	42.1	5.1%

Contribution from operations (non-GAAP)	61.1	15.0%	61.5	15.2%	136.0	16.6%	130.2	15.8%

Less: Other nonoperating income	(0.8)	(0.1%)	(0.2)	0.0%	(1.0)	(0.1%)	(0.7)	(0.1%)
Marketing and other SG&A	59.0	14.5%	52.2	12.9%	122.5	15.0%	114.7	13.9%

EBITDA (non-GAAP)	2.8	0.7%	9.5	2.3%	14.5	1.8%	16.2	2.0%

Less: Income tax benefit	(6.1)	(1.5%)	(2.8)	(0.7%)	(7.9)	(1.0%)	(6.9)	(0.9%)
Interest expense, net	3.3	0.8%	2.8	0.7%	6.1	0.7%	5.6	0.7%
Depreciation	13.4	3.3%	13.6	3.3%	27.1	3.3%	27.6	3.4%

Net loss (GAAP)	$(7.8)	(1.9%)	$(4.1)	(1.0%)	$(10.8)	(1.3%)	$(10.1)	(1.2%)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

This Quarterly Report on Form 10-Q also references adjusted EBITDA, adjusted net loss and adjusted loss per share, each of which excludes legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance. Adjusted EBITDA, adjusted net loss and adjusted loss per share should be considered supplemental and not a substitute for the Company’s net loss and loss per share results reported in accordance with GAAP for the periods presented.

	Three months ended August 26, 2017	Six months ended August 26, 2017
EBITDA (Non-GAAP)	$2.8	$14.5
Add back:
Legal and regulatory matters	6.6	6.6

Adjusted EBITDA (Non-GAAP)	$9.4	$21.1

Net loss (GAAP)	$(7.8)	$(10.8)
Add back:
Legal and regulatory matters, net of tax (1)	3.6	3.6

Adjusted net loss (Non-GAAP)	$(4.2)	$(7.2)

Loss per share (GAAP)	$(0.10)	$(0.13)
Add back:
Legal and regulatory matters, net of tax (1)	0.05	0.04

Adjusted loss per share (Non-GAAP)	$(0.05)	$(0.09)

(1)	For the three and six months ended August 26, 2017, legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry totaled $6.6 million, or $3.6 million after adjusting for the tax impact.

Liquidity and Capital Resources

The Company ended the first six months of fiscal 2018 with $34.9 million in cash and cash equivalents, compared to $154.5 million at the end of fiscal 2017 and $38.3 million at the end of the first six months of fiscal 2017. The decrease from the end of fiscal 2017 was primarily the result of cash used in operating activities of $73.7 million and the utilization of cash to fund the Company’s capital expenditures of $25.2 million. In addition, during the first six months of fiscal 2018, the Company returned excess capital to shareholders, including $11.2 million for cash dividends and $9.7 million to repurchase shares of the Company’s common stock under the April 2014 program.

Cash Flows from Operating Activities

During the first six months of fiscal 2018, operating activities used $73.7 million of cash, primarily as a result of an increase in inventories, federal and state income tax payments and a supplemental retirement plan lump sum distribution payment to the Company’s former chief executive officer. These items were partially offset by adjustments for non-cash items. Inventory levels at the end of the second quarter of fiscal 2018 were $457.3 million, an increase of $56.4 million, or 14.1%, from the end of fiscal 2017 primarily due to the seasonal build of inventory for the fall and holiday selling seasons.

Cash Flows from Investing Activities

During the first six months of fiscal 2018, investing activities used $23.6 million of cash, which were primarily related to capital expenditures deployed toward technology and infrastructure initiatives, new and existing stores and distribution centers. Of those capital expenditures, $7.0 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. Capital spend in fiscal 2018 is expected to be approximately $55 million to support ongoing investments in technology, stores and distribution centers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows from Financing Activities

During the first six months of fiscal 2018, financing activities used $22.3 million of cash, primarily resulting from cash outflows of $11.2 million for the payment of dividends and $9.7 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

On June 2, 2017, during the second quarter of fiscal 2018, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of its $350 million secured revolving credit facility (“Revolving Credit Facility”). The amended Revolving Credit Facility extended the maturity date from June 18, 2018 to June 2, 2022, and increased the amount of the accordion feature to $150 million. The amended Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and by a second lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions.

At the end of the second quarter of fiscal 2018, credit extensions were limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $366.4 million as of August 26, 2017. The Company had no cash borrowings and $41.8 million in letters of credit and bankers’ acceptances outstanding, with $308.2 million remaining available for cash borrowings, all as of August 26, 2017. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the amended Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 26, 2017, the Company had $194.0 million outstanding under the Term Loan Facility with a carrying value of $191.1 million, net of unamortized discounts and debt issuance costs. The fair value of the amount outstanding under the Term Loan Facility was approximately $187.0 million as of August 26, 2017, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Share Repurchase Program

During the first six months of fiscal 2018, the Company repurchased 1,925,300 shares of its common stock at a weighted average cost of $5.19 per share for a total cost of $10.0 million under the April 2014 program. Of the $10.0 million repurchased in the first six months of fiscal 2018, $0.3 million of the purchases were settled subsequent to the second quarter of fiscal 2018. Shares repurchased during the period but settled subsequent to the period end are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows.

Dividends Payable

On September 27, 2017, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on November 1, 2017, to shareholders of record on October 18, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances and, as needed, borrowings against the Company’s amended Revolving Credit Facility and Term Loan Facility. Given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations for the foreseeable future, including debt-related payments, capital expenditure requirements, cash dividends and share repurchases.

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

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 26, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between December 19, 2013 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Product Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. The Company is evaluating the assertions made by the CPSC and is preparing a response. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2.0 million to $6.2 million. While we anticipate that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

The Company is a defendant in lawsuits pending in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. The Company has sought to settle these cases on terms favorable to the Company in view of the claims made, the continuing cost of litigation and an assessment of the risk of an adverse trial court or appellate decision. The Company has settled or agreed to settle the pending cases, subject to completion of associated procedural requirements. The Company does not believe any reasonably foreseeable resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company recognized expense of $6.6 million in the second quarter of fiscal 2018 attributable to the legal and regulatory proceedings described in the two preceding paragraphs as a component of other selling, general and administrative expenses.

There are various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operations of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action described in the first paragraph in this Item and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

Item 1A.	Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for fiscal year ended February 25, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended August 26, 2017, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 28, 2017 through Jul 1, 2017	480,000	$5.32	480,000	$30,920,753
Jul 2, 2017 through Jul 29, 2017	446,725	4.75	445,300	28,805,163
Jul 30, 2017 through Aug 26, 2017	500,000	4.38	500,000	26,615,633

	1,426,725	$4.81	1,425,300	$26,615,633

(1)	Totals include 1,425 shares of the Company’s common stock withheld during the second quarter of fiscal 2018 from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
(2)	Excludes average price paid per share for shares identified in footnote 1 above. Average price per share of those shares equals the fair market value of the shares on the date of vesting of the restricted stock.

The share purchases in the table above were made under the April 2014 program and as of August 26, 2017, $26.6 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3.2	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

10.1*	Eighth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated September 8, 2017.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date:	October 3, 2017	By:	/s/ Alasdair B. James
Alasdair B. James, President and
Chief Executive Officer

Date:	October 3, 2017	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President and
Chief Financial Officer

Date:	October 3, 2017	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer