Form 10-Q
period 2017-11-25
PIER 1 IMPORTS INC/DE
filed 2018-01-03
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2017

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

As of December 28, 2017, there were outstanding 83,348,017 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

Forward-Looking Statements

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to implement planned cost control measures and its three-year strategic plan; expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency; risks related to U.S. import policy; changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; negative impacts from failure to control merchandise returns and recalls; disruptions in the Company’s e-Commerce website; the ability of the Company to source, ship, and deliver items of acceptable quality to its U.S. distribution centers, stores and customers at reasonable prices and rates in a timely fashion; failure to successfully manage and execute the Company’s marketing initiatives; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; competition; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; risks related to recent U.S. tax legislation; litigation risks; risks related to imported merchandise including the health of global, national, regional and local economies and their impact on vendors, manufacturers and merchandise; disruptions in the global credit and equity markets; and risks related to insufficient cash flows and access to capital. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017, as filed with the SEC.

PART I

Item 1.	Financial Statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Net sales	$469,161	$475,901	$1,286,293	$1,300,094
Cost of sales	292,485	279,508	817,856	809,698

Gross profit	176,676	196,393	468,437	490,396
Selling, general and administrative expenses	150,395	160,833	428,677	439,334
Depreciation	12,833	13,307	39,973	40,956

Operating income (loss)	13,448	22,253	(213)	10,106
Nonoperating (income) and expenses:
Interest, investment income and other	(597)	(438)	(1,575)	(1,677)
Interest expense	2,960	3,113	8,991	9,177

	2,363	2,675	7,416	7,500

Income (loss) before income taxes	11,085	19,578	(7,629)	2,606
Income tax provision (benefit)	3,704	6,001	(4,201)	(882)

Net income (loss)	$7,381	$13,577	$(3,428)	$3,488

Earnings (loss) per share:
Basic	$0.09	$0.17	$(0.04)	$0.04

Diluted	$0.09	$0.17	$(0.04)	$0.04

Dividends declared per share:	$0.07	$0.07	$0.21	$0.21

Average shares outstanding during period:
Basic	79,658	80,680	80,363	80,926

Diluted	79,658	80,683	80,363	80,927

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Net income (loss)	$7,381	$13,577	$(3,428)	$3,488
Other comprehensive income (loss)
Foreign currency translation adjustments	(685)	(1,207)	985	399
Pension adjustments	(57)	640	(170)	1,367

Other comprehensive income (loss)	(742)	(567)	815	1,766

Comprehensive income (loss), net of tax	$6,639	$13,010	$(2,613)	$5,254

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 25, 2017	February 25, 2017	November 26, 2016
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $67,719, $149,375 and $78,302, respectively	$80,234	$154,460	$86,207
Accounts receivable, net	43,062	22,945	39,089
Inventories	418,868	400,976	479,832
Prepaid expenses and other current assets	43,960	31,607	36,378

Total current assets	586,124	609,988	641,506
Properties and equipment, net of accumulated depreciation of $547,520, $505,555 and $498,174, respectively	178,481	191,476	189,787
Other noncurrent assets	39,006	41,618	36,113

	$803,611	$843,082	$867,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,279	$68,981	$96,511
Gift cards and other deferred revenue	57,280	60,398	61,078
Borrowings under revolving line of credit	—	—	25,000
Accrued income taxes payable	—	26,058	3,964
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	120,274	133,866	145,198

Total current liabilities	273,833	291,303	333,751
Long-term debt	198,188	199,077	199,373
Other noncurrent liabilities	64,058	60,674	66,050
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	162,677	191,501	192,917
Retained earnings	716,719	737,165	716,154
Cumulative other comprehensive loss	(6,599)	(7,414)	(8,871)
Less — 41,710,000, 42,050,000 and 42,218,000 common shares in treasury, at cost, respectively	(605,390)	(629,349)	(632,093)

Total shareholders’ equity	267,532	292,028	268,232

	$803,611	$843,082	$867,406

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 25, 2017	November 26, 2016
Cash flows from operating activities:
Net income (loss)	$(3,428)	$3,488
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	45,934	45,250
Stock-based compensation expense	3,087	7,436
Deferred compensation, net	1,940	5,738
Deferred income taxes	5,663	(5,694)
Amortization of deferred gains	(814)	(804)
Other	2,982	4,240
Changes in cash from:
Inventories	(17,892)	(73,973)
Prepaid expenses and other assets	(33,366)	(20,194)
Accounts payable and other liabilities	14,914	41,946
Accrued income taxes payable, net of payments	(26,058)	(2,360)

Net cash provided by (used in) operating activities	(7,038)	5,073

Cash flows from investing activities:
Capital expenditures	(41,057)	(32,019)
Proceeds from disposition of properties	71	66
Proceeds from sale of restricted investments	27,428	2,058
Purchase of restricted investments	(25,742)	(1,043)

Net cash used in investing activities	(39,300)	(30,938)

Cash flows from financing activities:
Cash dividends	(16,753)	(16,871)
Purchases of treasury stock	(10,000)	(10,566)
Stock purchase plan and other, net	1,626	788
Repayments of long-term debt	(1,500)	(1,500)
Debt issuance costs	(1,261)	—
Borrowings under revolving line of credit	8,000	38,000
Repayments of borrowings under revolving line of credit	(8,000)	(13,000)

Net cash used in financing activities	(27,888)	(3,149)

Change in cash and cash equivalents	(74,226)	(29,014)
Cash and cash equivalents at beginning of period	154,460	115,221

Cash and cash equivalents at end of period	$80,234	$86,207

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 25, 2017

(in thousands)

(unaudited)

					Cumulative Other
	Common Stock						Total Shareholders’ Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock
Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028
Net loss	—	—	—	(3,428)	—	—	(3,428)
Other comprehensive income	—	—	—	—	815	—	815
Purchases of treasury stock	(1,927)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	2,043	—	(26,815)	—	—	29,902	3,087
Stock purchase plan and other	224	—	(2,009)	(265)	—	4,057	1,783
Cash dividends ($0.21 per share)	—	—	—	(16,753)	—	—	(16,753)

Balance November 25, 2017	83,522	$125	$162,677	$716,719	$(6,599)	$(605,390)	$267,532

The accompanying notes are an integral part of these financial statements.

PIER 1 IMPORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 25, 2017

AND NOVEMBER 26, 2016

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended February 25, 2017. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Fiscal 2018 consists of a 53-week year ending on March 3, 2018. Fiscal 2017 consisted of a 52-week year which ended on February 25, 2017. The results of operations for the three and nine months ended November 25, 2017 and November 26, 2016, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of November 25, 2017, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, and include the effect, if dilutive, of the Company’s weighted average number of stock options outstanding and shares of unvested restricted stock. Outstanding stock options totaling 395,269 were excluded from the computation of diluted earnings per share for the three months ended November 25, 2017, as the effect would be antidilutive. Outstanding stock options and shares of unvested restricted stock totaling 1,755,991 were excluded from the computation of diluted loss per share for the nine months ended November 25, 2017, as the effect would be antidilutive. Outstanding stock options totaling 1,129,000 and 1,885,000 were excluded from the computation of diluted earnings per share for the three and nine months ended November 26, 2016, respectively, as the effect would be antidilutive. Earnings (loss) per share amounts were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Net income (loss)	$7,381	$13,577	$(3,428)	$3,488

Weighted average shares outstanding:
Basic	79,658	80,680	80,363	80,926
Effect of dilutive stock options	—	2	—	1
Effect of dilutive restricted stock	—	1	—	—

Diluted	79,658	80,683	80,363	80,927

Earnings (loss) per share:
Basic	$0.09	$0.17	$(0.04)	$0.04

Diluted	$0.09	$0.17	$(0.04)	$0.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

Restricted stock compensation - For the three and nine months ended November 25, 2017, the Company recorded compensation expense related to restricted stock of $489,000 and $2,948,000, respectively. For the three and nine months ended November 26, 2016, the Company recorded compensation expense related to restricted stock of $4,664,000 and $7,392,000, respectively. The decrease in compensation expense is primarily related to additional expense recorded in the third quarter of fiscal 2017 for the accelerated vesting of certain restricted stock awards of approximately $3,900,000 related to the departure of the Company’s former Chief Executive Officer (“CEO”). In addition, during the third quarter of fiscal 2018, the Company reversed previously recorded compensation expense of approximately $400,000 based on an assessment of the probability of achieving performance targets. As of November 25, 2017, there was approximately $28,063,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 1.5 years if certain performance targets are achieved.

Share repurchase program - During the first nine months of fiscal 2018, the Company repurchased 1,926,602 shares of the Company’s common stock at a weighted average cost of $5.19 per share for a total cost of $10,000,000, and $26,610,000 remained available for further share repurchases under the $200 million board-approved share repurchase program announced on April 10, 2014.

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

At the end of the third quarter of fiscal 2018, credit extensions under the amended Revolving Credit Facility were limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, which was $404,509,000 as of November 25, 2017. The Company had no cash borrowings and $40,081,000 in letters of credit and bankers’ acceptances outstanding under the amended Revolving Credit Facility, with $309,919,000 remaining available for cash borrowings, all as of November 25, 2017.

Term Loan Facility - The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 25, 2017, February 25, 2017 and November 26, 2016, the Company had $193,500,000, $195,000,000 and $195,500,000 outstanding, respectively, under the Term Loan Facility with carrying values of $190,780,000, $191,676,000 and $191,974,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $185,760,000 as of November 25, 2017, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Benefit costs are determined using actuarial cost methods to estimate the total benefits ultimately payable to executive officers, and this cost is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually or in the event of a material change in the plans or participation in the plans. The three and nine months ended November 26, 2016, include a curtailment charge of $1,562,000 for revised defined benefit plan assumptions related to the departure of the Company’s former CEO in fiscal 2017.

The components of net periodic benefit cost are shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service cost and net actuarial loss was reclassified out of other comprehensive income (loss) as a component of net periodic benefit cost.

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Components of net periodic benefit cost:
Service cost	$72	$72	$217	$845
Interest cost	71	199	214	586
Amortization of unrecognized prior service cost	7	7	22	37
Amortization of net actuarial loss	133	689	397	1,589
Curtailment charge	—	1,562	—	1,562

Net periodic benefit cost	$283	$2,529	$850	$4,619

NOTE 5 – INCOME TAX

The income tax provision for the third quarter of fiscal 2018 was $3,704,000, compared to $6,001,000 during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2018 was 33.4%, compared to 30.7% in the same period during fiscal 2017. The income tax benefit for the first nine months of fiscal 2018 was $4,201,000, compared to $882,000 during the same period in the prior fiscal year. The effective tax rate for the first nine months of fiscal 2018 was 55.1%, compared to (33.8%) in the same period during fiscal 2017. The decrease in the income tax provision for the third quarter of fiscal 2018 primarily relates to the Company’s lower pre-tax income generated in the period as compared to the third quarter of fiscal 2017. The increase in the income tax benefit for the first nine months of fiscal 2018 is primarily related to net pre-tax losses generated in the period as compared to net pre-tax income generated in the first nine months of fiscal 2017. The higher effective tax rate for the third quarter of fiscal 2018 primarily relates to certain favorable one-time discrete items for previously expensed share-based compensation no longer subject to deduction limitations occurring in the third quarter of fiscal 2017, which decreased the effective tax rate for such period. The higher effective tax rate for the first nine months of fiscal 2018 primarily relates to the impact of certain non-deductible expenses recognized in the second quarter of fiscal 2018, including the Consumer Product Safety Commission (“CPSC”) matter referenced in Note 6 – Commitments and Contingencies and certain favorable discrete items primarily related to state income tax benefits that, as a result of the Company’s pre-tax losses, increased the effective tax rate for such period.

As of November 25, 2017, the Company had total unrecognized tax benefits of $5,095,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On November 22, 2017, the Company filed a motion to dismiss the amended complaint. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the CPSC. In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While we anticipate that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

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

NOTE 7 – NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. During fiscal 2017, additional ASUs were issued related to this revenue guidance. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations.” ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. ASU 2016-20 also makes additional technical corrections and improvements to the new revenue standard. The amendments have the same effective date and transition requirements as the revenue standard. The above ASUs are effective for the Company beginning in the first quarter of fiscal 2019. The Company anticipates the adoption of this guidance will result in a change in the timing of revenue recognition for income related to gift card breakage; based on current redemption patterns, post-adoption recognition will begin in the month a gift card is issued, instead of when further redemptions are remote. The Company plans to adopt the above ASUs in fiscal 2019, using the modified retrospective method. Under this method, the Company expects to record a cumulative adjustment to increase retained earnings at adoption to reflect the change in gift card breakage income. Based on the Company’s preliminary assessment, we anticipate the adoption of this guidance will not have a material impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Management Overview

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products. Fiscal 2018 consists of a 53-week year ending on March 3, 2018. Fiscal 2017 consisted of a 52-week year which ended on February 25, 2017. The results of operations for the three and nine months ended November 25, 2017 and November 26, 2016, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of November 25, 2017, the Company operated 1,011 stores in the U.S. and Canada.

As an omni-channel retailer, the Company’s strategy is to ensure that customers have an extraordinary experience, regardless of how they shop. By enabling the customer to interact with the brand both in-store and online, the Company expects to maximize selling opportunities, extend brand reach and capture greater market share. The Company’s strategy has required, and is expected to continue to require, investment in systems, distribution and fulfillment centers, brand development and consulting, and distribution network and store development, including new in-store selling tools such as computers and tablets.

During the third quarter of fiscal 2018, net sales decreased 1.4% from the prior year third quarter, and company comparable sales decreased 0.7%. The company comparable sales decrease for the third quarter of fiscal 2018 resulted primarily from decreased traffic and average ticket, partially offset by higher conversion. The Company’s third quarter financial performance was impacted by the hurricanes in Texas and Florida, as well as deeper than expected promotional activity. During the third quarter of fiscal 2018, e-Commerce sales accounted for approximately 26% of net sales compared to 20% in the same period of the previous fiscal year. A significant portion of e-Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for the third quarter of fiscal 2018 was $176.7 million, or 37.7% of sales, compared to $196.4 million, or 41.3% of sales, in the same period last year, a decrease of 360 basis points. For the third quarter of fiscal 2018, merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit — see “Reconciliation of Non-GAAP Financial Measures”) was $269.0 million, or 57.3% of sales, compared to $286.4 million, or 60.2% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily attributable to higher promotional activity. Delivery and fulfillment net costs for the third quarter of fiscal 2018 were $20.5 million, or 4.4% of sales, compared to $17.3 million, or 3.6% of sales, in the same period last year. The increase reflects the increase in direct-to-customer (as defined below) sales as compared to prior year. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. For the third quarter of fiscal 2018, store occupancy costs were $71.8 million, compared to $72.7 million during the same period last year. As a percentage of sales, store occupancy costs remained flat at 15.3%. For the three months ended November 25, 2017, contribution from operations (gross profit less compensation from operations and operational expenses — see “Reconciliation of Non-GAAP Financial Measures”) totaled $94.0 million, compared to $111.4 million during the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating income for the third quarter of fiscal 2018 was $13.4 million, or 2.9% of sales, compared to $22.3 million, or 4.7% of sales, for the same period in the prior year. For the third quarter of fiscal 2018, the Company reported net income of $7.4 million, or $0.09 per share, compared to $13.6 million, or $0.17 per share, and adjusted net income (non-GAAP) of $17.6 million, or $0.22 per share, in the third quarter of fiscal 2017. Adjusted net income for the third quarter of fiscal 2017 excludes costs related to the departure of the Company’s former Chief Executive Officer (“CEO”). EBITDA (earnings before interest, taxes, depreciation and amortization) for the third quarter of fiscal 2018 was $26.7 million, compared to EBITDA of $35.9 million and, after excluding costs related to the departure of the Company’s former CEO, adjusted EBITDA of $43.9 million, in the third quarter of fiscal 2017. See “Reconciliation of Non-GAAP Financial Measures” below.

As an omni-channel retailer, the Company’s strategies and plans are being enhanced to address sales trends, restore merchandise margin and reduce costs across the organization. These enhancements include, but are not limited to: refining the brand positioning while also improving the value proposition; reinventing marketing programs; improving the supply chain, sourcing and inventory management; bolstering information technology capabilities; improving the effectiveness of promotional programs; reducing store and administrative expenses; and managing capital expenditures. Profitability in fiscal 2018 will continue to be challenged by store traffic declines and promotional and clearance activity.

The Company is on track to close approximately 17 stores by the end of fiscal 2018. These closures are consistent with, and a part of, the real estate optimization plan previously announced by the Company. The real estate optimization plan includes three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During the first nine months of fiscal 2018, the Company utilized $41.1 million for capital expenditures, which was deployed toward technology and infrastructure initiatives, new and existing stores and distribution centers. Capital spend in fiscal 2018 is expected to be approximately $60 million to support ongoing investments in technology, stores and distribution centers.

On April 10, 2014, the Company announced a $200 million board-approved share repurchase program (“April 2014 program”). During the first nine months of fiscal 2018, the Company repurchased 1,926,602 shares of its common stock under the April 2014 program at a weighted average cost of $5.19 per share for a total cost of $10.0 million, and $26.6 million remained available for further repurchases under the program. During the first nine months of fiscal 2018, the Company paid quarterly cash dividends totaling approximately $16.8 million. On December 13, 2017, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend payable on January 31, 2018, to shareholders of record on January 17, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Key Performance Indicators
Total sales decline	(1.4%)	(0.4%)	(1.1%)	(3.7%)
Company comparable sales growth (decline)	(0.7%)	1.8%	0.2%	(1.5%)
Gross profit as a % of sales	37.7%	41.3%	36.4%	37.7%
Contribution from operations as a % of sales (1)	20.0%	23.4%	17.9%	18.6%
Selling, general and administrative expenses as a % of sales	32.1%	33.8%	33.3%	33.8%
Operating income (loss) as a % of sales	2.9%	4.7%	0.0%	0.8%
Net income (loss) (in millions)	$7.4	$13.6	($3.4)	$3.5
Net income (loss) as a % of sales	1.6%	2.9%	(0.3%)	0.3%
EBITDA (in millions) (1)	$26.7	$35.9	$41.2	$52.1
EBITDA as a % of sales	5.7%	7.5%	3.2%	4.0%
Total retail square footage (in thousands)	7,995	8,077	7,995	8,077

(1)	See reconciliation of Gross Profit to Contribution from Operations and Net Income (Loss) to EBITDA in “Reconciliation of Non-GAAP Financial Measures.”

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

Net Sales - Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Retail sales	$465,803	$473,073	$1,276,282	$1,290,119
Other (1)	3,358	2,828	10,011	9,975

Net sales	$469,161	$475,901	$1,286,293	$1,300,094

(1)	The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns and gift card breakage.

Net sales for the third quarter of fiscal 2018 were $469.2 million, a decrease of 1.4%, compared to $475.9 million for the third quarter of fiscal 2017. At the end of the third quarter of fiscal 2018, the Company operated 11 fewer stores than at the end of the third quarter of fiscal 2017. Company comparable sales for the third quarter of fiscal 2018 decreased 0.7%, compared to the same period last year primarily resulting from decreased traffic and average ticket, partially offset by higher conversion. Net sales for the year-to-date period of fiscal 2018 were $1.286 billion, a decrease of 1.1%, compared to $1.300 billion for the first nine months of fiscal 2017. Company comparable sales for the year-to-date period of fiscal 2018 increased 0.2%, compared to the same period last year primarily resulting from increased brand traffic and conversion.

The Company’s e-Commerce sales accounted for approximately 26% of net sales for both the three and nine months ended November 25, 2017, and approximately 20% for the three and nine months ended November 26, 2016. E-Commerce sales are comprised of customer orders placed online which were delivered directly to the customer (“direct-to-customer”) or those picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the third quarter of fiscal 2018, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, positively impacted net sales and company comparable sales by approximately 30 basis points. For the first nine months of fiscal 2018, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, had no impact on net sales and company comparable sales. Sales on the Pier 1 credit card comprised 37.0% of U.S. sales for the trailing twelve months ended November 25, 2017, compared to 35.6% for the comparable period in fiscal 2017. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the nine months ended November 26, 2016	$1,300,094
Incremental sales growth (decline) from:
Company comparable sales	2,823
New stores opened during fiscal 2018	808
Stores opened during fiscal 2017	1,434
Closed stores and other	(18,866)

Net sales for the nine months ended November 25, 2017	$1,286,293

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2018 to the number open at the end of the third quarter is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 25, 2017	941	77	1,018
Openings	1	—	1
Closings	(8)	—	(8)

Open at November 25, 2017	934	77	1,011

Gross Profit and Merchandise Margin - In the third quarter of fiscal 2018, gross profit was $176.7 million, or 37.7% of sales, compared to $196.4 million, or 41.3% of sales, for the same period last year, a decrease of 360 basis points. In the first nine months of fiscal 2018, gross profit was $468.4 million, or 36.4% of sales, compared to $490.4 million, or 37.7% of sales, for the same period last year, a decrease of 130 basis points. Merchandise margin (see “Reconciliation of Non-GAAP Financial Measures”) in the third quarter of fiscal 2018 was $269.0 million, or 57.3% of sales, compared to $286.4 million, or 60.2% of sales, for the same period last year. The year-over-year decline in merchandise margin is attributable to higher promotional activity. For the first nine months of fiscal 2018, merchandise margin was $741.4 million, or 57.6% of sales, compared to $748.7 million, or 57.6% of sales, for the same period last year. The year-over-year decline in merchandise margin is primarily attributable to higher promotional activity, partially offset by supply chain cost savings. Delivery and fulfillment net costs for the third quarter of fiscal 2018 were $20.5 million, or 4.4% of sales, compared to $17.3 million, or 3.6% of sales, for the same period last year. Delivery and fulfillment net costs for the first nine months of fiscal 2018 were $55.9 million, or 4.3% of sales, compared to $38.8 million, or 3.0% of sales, in the same period last year. The year-to-date increase in delivery and fulfillment net costs is primarily due to free shipping promotions. The increase for both the quarter and year-to-date periods reflects the increase in direct-to-customer sales as compared to prior year. For the third quarter and year-to-date periods, store occupancy costs decreased in dollars; however, as a percentage of sales, these costs remained flat at 15.3% and 16.9%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling, General & Administrative Expenses, Depreciation and Operating Income (Loss) - In the third quarter of fiscal 2018, selling, general and administrative (“SG&A”) expenses were $150.4 million, or 32.1% of sales, compared to $160.8 million, or 33.8% of sales, for the same period in fiscal 2017. For the third quarter of fiscal 2018, reductions in store compensation were partially offset by increases in operational expenses and marketing. For the third quarter of fiscal 2017, other selling, general and administrative expenses included approximately $8 million related to the departure of the Company’s former CEO. SG&A expenses are summarized in the table below (in millions):

	Three Months Ended
	November 25, 2017		November 26, 2016
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$59.6	12.7%	$63.5	13.3%
Operational expenses	23.1	4.9%	21.5	4.5%
Marketing	34.0	7.2%	32.5	6.8%
Other selling, general and administrative	33.7	7.2%	43.4	9.1%

Total selling, general and administrative	$150.4	32.1%	$160.8	33.8%

Year-to-date SG&A expenses were $428.7 million, or 33.3% of sales, compared to $439.3 million, or 33.8% of sales, for the same period in fiscal 2017. For the first nine months of fiscal 2018, reductions in store compensation were offset by marketing, legal and regulatory costs relating to a California wage-and-hour matter and an ongoing Consumer Product Safety Commission (“CPSC”) inquiry referenced in Note 6 of the Notes to Consolidated Financial Statements, and investments in brand consulting. For the first nine months of fiscal 2017, other selling, general and administrative expenses include approximately $8 million related to the departure of the Company’s former CEO. SG&A expenses are summarized in the table below (in millions):

	Nine Months Ended
	November 25, 2017		November 26, 2016
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$174.1	13.5%	$185.2	14.2%
Operational expenses	64.4	5.0%	63.6	4.9%
Marketing	82.6	6.4%	80.2	6.2%
Other selling, general and administrative	107.6	8.4%	110.4	8.5%

Total selling, general and administrative (1)	$428.7	33.3%	$439.3	33.8%

(1)	The period ended November 25, 2017, includes legal and regulatory costs and investments in brand consulting totaling approximately $11 million incurred in the second and third quarters of fiscal 2018.

Depreciation expense for the third quarter of fiscal 2018 was $12.8 million, compared to $13.3 million in the same period last year. Depreciation expense for the first nine months of fiscal 2018 was $40.0 million, compared to $41.0 million in the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and store closures, partially offset by capital expenditure additions.

Operating income for the third quarter of fiscal 2018 was $13.4 million, or 2.9% of sales, compared to $22.3 million, or 4.7% of sales, for the same period last year. Operating loss for the first nine months of fiscal 2018 was $0.2 million, compared to operating income of $10.1 million for the same period last year.

Income Taxes - The income tax provision for the third quarter of fiscal 2018 was $3.7 million, compared to $6.0 million during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2018 was 33.4%, compared to 30.7% in the same period during fiscal 2017. The income tax benefit for the first nine months of fiscal 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

was $4.2 million, compared to $0.9 million during the same period in the prior fiscal year. The effective tax rate for the first nine months of fiscal 2018 was 55.1%, compared to (33.8%) in the same period during fiscal 2017. The decrease in the income tax provision for the third quarter of fiscal 2018 primarily relates to the Company’s lower pre-tax income generated in the period as compared to the third quarter of fiscal 2017. The increase in the income tax benefit for the first nine months of fiscal 2018 is primarily related to net pre-tax losses generated in the period as compared to net pre-tax income generated in the first nine months of fiscal 2017. The higher effective tax rate for the third quarter of fiscal 2018 primarily relates to certain favorable one-time discrete items for previously expensed share-based compensation no longer subject to deduction limitations occurring in the third quarter of fiscal 2017, which decreased the effective tax rate for such period. The higher effective tax rate for the first nine months of fiscal 2018 primarily relates to the impact of certain non-deductible expenses recognized in the second quarter of fiscal 2018, including the CPSC matter referenced in Note 6 of the Notes to Consolidated Financial Statements and certain favorable discrete items primarily related to state income tax benefits that, as a result of the Company’s pre-tax losses, increased the effective tax rate for such period.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revises U.S. tax law. The legislation will positively impact the Company’s ongoing effective tax rate due to the reduction of the U.S. federal corporate tax rate from 35% to 21%. The Company expects to record a non-cash tax benefit in the fourth quarter of fiscal 2018 to reflect the impact of remeasurement of the Company’s net U.S. federal deferred tax liability at the lower tax rate, currently estimated to be in the range of $0.5 million to $2.1 million. The estimated impact of the Tax Act is based on a preliminary review of the new law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections.

Net Income (Loss) and EBITDA - For the third quarter of fiscal 2018, the Company reported net income of $7.4 million, or $0.09 per share, compared to $13.6 million, or $0.17 per share, and adjusted net income (non-GAAP) of $17.6 million, or $0.22 per share, in the third quarter of fiscal 2017. Adjusted net income in the third quarter of fiscal 2017 excludes costs related to the departure of the Company’s former CEO and the related tax benefit. For the first nine months of fiscal 2018, the Company reported a net loss of $3.4 million, or ($0.04) per share. Adjusted net income (non-GAAP) for the first nine months of fiscal 2018, which excludes the legal and regulatory costs referenced in Note 6 of the Notes to Consolidated Financial Statements, totaled $0.3 million, or $0.01 per share. This compares to net income of $3.5 million, or $0.04 per share, and adjusted net income (non-GAAP) of $7.5 million, or $0.09 per share, for the first nine months of fiscal 2017. Adjusted net income for the fiscal 2017 period excludes costs related to the departure of the Company’s former CEO and the related tax benefit. EBITDA for the third quarter of fiscal 2018 was $26.7 million, compared to EBITDA of $35.9 million and, after excluding costs related to the departure of the Company’s former CEO, adjusted EBITDA of $43.9 million, in the third quarter of fiscal 2017. For the first nine months of fiscal 2018, EBITDA was $41.2 million, and after excluding the legal and regulatory costs referenced in Note 6 of the Notes to Consolidated Financial Statements, adjusted EBITDA was $47.8 million. This compares to EBITDA of $52.1 million, and adjusted EBITDA of $60.1 million, for the first nine months of fiscal 2017 as adjusted for costs related to the departure of the Company’s former CEO. See “Reconciliation of Non-GAAP Financial Measures” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references non-GAAP financial measures including merchandise margin, contribution from operations, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the three- and nine-month periods ended November 25, 2017 and November 26, 2016. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	Three Months Ended						Nine Months Ended
	November 25, 2017			November 26, 2016			November 25, 2017			November 26, 2016
	$ Amount	% of Sales		$ Amount	% of Sales		$ Amount	% of Sales		$ Amount	% of Sales
Merchandise margin (non-GAAP)	$269.0	57.3%		$286.4	60.2%		$741.4	57.6%		$748.7	57.6%
Less: Delivery and fulfillment net costs	20.5	4.4%		17.3	3.6%		55.9	4.3%		38.8	3.0%
Store occupancy costs	71.8	15.3%		72.7	15.3%		217.0	16.9%		219.6	16.9%

Gross profit (GAAP)	176.7	37.7%		196.4	41.3%		468.4	36.4%		490.4	37.7%
Less: Compensation for operations	59.6	12.7%		63.5	13.3%		174.1	13.5%		185.2	14.2%
Operational expenses	23.1	4.9%		21.5	4.5%		64.4	5.0%		63.6	4.9%

Contribution from operations (non-GAAP)	94.0	20.0%		111.4	23.4%		230.0	17.9%		241.6	18.6%
Less: Other nonoperating income	(0.4)	(0.1%	)	(0.3)	(0.1%	)	(1.4)	(0.1%	)	(1.1)	(0.1%	)
Marketing and other SG&A	67.7	14.4%		75.9	15.9%		190.2	14.8%		190.6	14.7%

EBITDA (non-GAAP)	26.7	5.7%		35.9	7.5%		41.2	3.2%		52.1	4.0%
Less: Income tax provision (benefit)	3.7	0.8%		6.0	1.2%		(4.2)	(0.3%	)	(0.9)	(0.1%	)
Interest expense, net	2.8	0.6%		3.0	0.6%		8.9	0.7%		8.6	0.7%
Depreciation	12.8	2.7%		13.3	2.8%		40.0	3.1%		41.0	3.1%

Net income (loss) (GAAP)	$7.4	1.6%		$13.6	2.9%		$(3.4)	(0.3%	)	$3.5	0.3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

This Quarterly Report on Form 10-Q also references adjusted EBITDA, adjusted net income and adjusted earnings per share, each of which excludes legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry in fiscal 2018 and costs related to the departure of the Company’s former CEO in fiscal 2017. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance and should be considered supplemental and not a substitute for the Company’s net income (loss) and earnings (loss) per share results reported in accordance with GAAP for the periods presented.

	Three Months Ended		Nine Months Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
EBITDA (Non-GAAP)	$26.7	$35.9	$41.2	$52.1
Add back:
CEO departure-related costs	—	8.0	—	8.0
Legal and regulatory matters	—	—	6.6	—

Adjusted EBITDA (Non-GAAP)	$26.7	$43.9	$47.8	$60.1

Net income (loss) (GAAP)	$7.4	$13.6	$(3.4)	$3.5
Add back:
CEO departure-related costs, net of tax (1)	—	4.0	—	4.0
Legal and regulatory matters, net of tax (2)	0.1	—	3.7	—

Adjusted net income (Non-GAAP)	$7.5	$17.6	$0.3	$7.5

Earnings (loss) per share (GAAP)	$0.09	$0.17	$(0.04)	$0.04
Add back:
CEO departure-related costs, net of tax (1)	—	0.05	—	0.05
Legal and regulatory matters, net of tax (2)	—	—	0.05	—

Adjusted earnings per share (Non-GAAP)	$0.09	$0.22	$0.01	$0.09

(1)	For the three and nine months ended November 26, 2016, costs related to the departure of the Company’s former CEO totaled $8.0 million, or $4.0 million after adjusting for the tax impact.
(2)	For the nine months ended November 25, 2017, legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry totaled $6.6 million, or $3.7 million after adjusting for the tax impact.

Liquidity and Capital Resources

The Company ended the first nine months of fiscal 2018 with $80.2 million in cash and cash equivalents, compared to $154.5 million at the end of fiscal 2017 and $86.2 million at the end of the first nine months of fiscal 2017. The decrease from the end of fiscal 2017 was primarily the result of the utilization of cash to fund the Company’s capital expenditures of $41.1 million and to return excess capital to shareholders, including $16.8 million for cash dividends and $10.0 million to repurchase shares of the Company’s common stock under the April 2014 program. In addition, cash used in operating activities totaled $7.0 million during the first nine months of fiscal 2018.

Cash Flows from Operating Activities

During the first nine months of fiscal 2018, operating activities used $7.0 million of cash, primarily as a result of an increase in inventories, federal and state income tax payments and a supplemental retirement plan lump sum distribution payment to the Company’s former CEO. These items were partially offset by adjustments for non-cash items. Inventory levels at the end of the third quarter of fiscal 2018 were $418.9 million, an increase of $17.9 million, or 4.5%, from the end of fiscal 2017. The increase in inventories was primarily due to the seasonal build of inventory for the holiday selling season. Inventory levels at the end of the third quarter of fiscal 2018 decreased 12.7% from $479.8 million at the end of the third quarter last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash Flows from Investing Activities

During the first nine months of fiscal 2018, investing activities used $39.3 million of cash, which were primarily related to capital expenditures deployed toward technology and infrastructure initiatives, new and existing stores and distribution centers. Of those capital expenditures, $7.9 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. Capital spend in fiscal 2018 is expected to be approximately $60 million to support ongoing investments in technology, stores and distribution centers.

Cash Flows from Financing Activities

During the first nine months of fiscal 2018, financing activities used $27.9 million of cash, primarily resulting from cash outflows of $16.8 million for the payment of dividends and $10.0 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

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

At the end of the third quarter of fiscal 2018, credit extensions under the amended Revolving Credit Facility were limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $404.5 million as of November 25, 2017. The Company had no cash borrowings and $40.1 million in letters of credit and bankers’ acceptances outstanding, with $309.9 million remaining available for cash borrowings, all as of November 25, 2017. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the amended Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 25, 2017, the Company had $193.5 million outstanding under the Term Loan Facility with a carrying value of $190.8 million, net of unamortized discounts and debt issuance costs. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility.

Share Repurchase Program

During the first nine months of fiscal 2018, the Company repurchased 1,926,602 shares of its common stock at a weighted average cost of $5.19 per share for a total cost of $10.0 million, and as of November 25, 2017, $26.6 million remained available for further repurchases under the April 2014 program.

Dividends Payable

On December 13, 2017, subsequent to quarter end, the Company announced a $0.07 per share quarterly cash dividend on the Company’s outstanding shares of common stock. The $0.07 quarterly cash dividend will be paid on January 31, 2018, to shareholders of record on January 17, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 25, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys’ fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On November 22, 2017, the Company filed a motion to dismiss the amended complaint. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the CPSC. In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2.0 million to $6.2 million. While we anticipate that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

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

In addition to the other information in this report, carefully consider the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 (the “FY2017 10-K”). The Company has described, in the FY2017 10-K, the primary risks related to its business, and periodically updates those risks for material developments. Provided below are material changes to the Company’s risk factors as previously disclosed in the FY2017 10-K.

The Tax Cuts and Jobs Act could have material effects on the Company.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. These changes include a permanent reduction to the federal corporate income tax rate and changes in the deductibility of interest on corporate debt obligations, among others. The Company is currently evaluating the Tax Act with its professional advisers; the full impact of the Tax Act on the Company in future periods cannot be predicted at this time and no assurances in that regard are made by the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the three months ended November 25, 2017, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Aug 27, 2017 through Sep 30, 2017	1,302	$4.22	1,302	$26,610,135
Oct 1, 2017 through Oct 28, 2017	—	—	—	26,610,135
Oct 29, 2017 through Nov 25, 2017	—	—	—	26,610,135

	1,302	$4.22	1,302	$26,610,135

The share purchases in the table above were made under the April 2014 program and as of November 25, 2017, $26.6 million remained available for further purchases under the program. There is no expiration date on the current authorization and no determination has been made by the Company to suspend or cancel purchases under the program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The Company has entered into an Indemnity Agreement with Alasdair James in substantially the form set forth in Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832), which is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Pier 1 Imports, Inc. as filed with the Delaware Secretary of State on October 12, 2009, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended November 28, 2009 (File No. 001-07832).

3.2	Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

10.1*	First Amendment to the Private Label Credit Card Plan Agreement between Comenity Bank, formerly known as World Financial Network Bank, and Pier 1 Imports (U.S.), Inc., dated November 13, 2017.

10.2*	Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 2, effective January 1, 2018.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: January 3, 2018	By:	/s/ Alasdair B. James
Alasdair B. James, President and
Chief Executive Officer

Date: January 3, 2018	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Interim Chief Financial Officer and
Principal Accounting Officer