Form 10-K
period 2018-03-03
PIER 1 IMPORTS INC/DE
filed 2018-05-02
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2018.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001‑07832

PIER 1 IMPORTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75‑1729843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pier 1 Place Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:  (817) 252‑8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 26, 2017, was approximately $338,171,797.  The registrant has no non-voting common stock.

As of April 27, 2018, there were outstanding 82,968,675 shares of the registrant’s common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended March 3, 2018

FORWARD-LOOKING STATEMENTS

Certain statements contained in Item 1, Item 1A, Item 3, Item 7, Item 7A, Item 8 and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases, in presentations and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the impact of new initiatives implemented in connection with the Company’s Pier 1 2021: A New Day three-year strategic plan; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to implement planned cost control measures; expected benefits from the real estate optimization initiative, including cost savings and increases in efficiency; risks related to U.S. import policy; changes in foreign currency values relative to the U.S. Dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences and to source, ship and deliver items of acceptable quality to its U.S. distribution and fulfillment centers, stores and customers at reasonable prices and rates in a timely fashion; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the United States economy and its impact on consumer confidence and spending; disruptions in the Company’s domestic supply chain or e‑Commerce website; failure to successfully manage and execute the Company’s marketing initiatives; negative impacts from failure to control merchandise returns and recalls; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; competition; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; litigation risks; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; adverse effects from changes in U.S. policy related to imported merchandise; risks related to insufficient cash flows and access to capital; disruption in the global credit and equity markets; factors beyond the Company’s control, including general economic and market conditions, fluctuations in the Company’s financial condition or other factors that could affect the stock price; and risks related to activist shareholders. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended March 3, 2018, included in Item 1A. Risk Factors.

PART I

Item 1. Business.

(a) General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail stores and e‑Commerce website conducting business under the name Pier 1 Imports. The Company is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products.

The Company announced its Pier 1 2021: A New Day three-year strategic plan in April 2018, which is focused on improving brand proposition, driving sales growth and capturing operating efficiencies. In fiscal 2019, the Company plans to invest in the tools and resources needed to execute against the plan in order to drive sales growth and profitability in subsequent years.

As of March 3, 2018, the Company had 1,003 stores in the United States and Canada. In fiscal 2018, the Company opened 2 new stores and closed 17 stores. In April of 2015, the Company announced a plan to optimize its store portfolio through (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments. The Company operates regional distribution center facilities and/or fulfillment centers in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington; and its corporate headquarters is located in Fort Worth, Texas.

The Company has an arrangement to supply Grupo Sanborns, S.A.B. de C.V. (“Grupo Sanborns”) with the Company’s merchandise to be sold by Grupo Sanborns’ subsidiaries, Sears Operadora de Mexico, S.A. de C.V., Corporacion de Tiendas Internationales, S.A. de C.V., and Claroshop.com, S.A.P.I. de C.V., primarily in a “store within a store” format and online at Claroshop.com.

(b) Financial Information about Industry Segments.

In fiscal 2018, the Company conducted business as one operating segment consisting of retail sales of decorative accessories and furniture.

Financial information with respect to the Company's business is found in the Company's Consolidated Financial Statements, which are set forth in Item 8 herein.

(c) Narrative Description of Business.

The specialty retail operations of the Company consist of retail stores and an e‑Commerce website conducting business under the name Pier 1 Imports, which sell a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products.

As of March 3, 2018, the Company operated 928 stores in the United States and 75 stores in Canada in addition to its e‑Commerce website, pier1.com. The Company’s stores in the United States and Canada average approximately 10,000 gross square feet, which includes an average of approximately 8,000 square feet of retail selling space. The stores are located in freestanding units near shopping centers or malls and in-line positions in major shopping centers. The Company operates in all major U.S. and Canadian metropolitan areas and many of the primary smaller markets. The Company generally has its highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2018, net sales of the Company totaled $1.8 billion.

The Company offers a unique selection of merchandise items imported from many countries around the world. While the broad categories of the Company’s merchandise remain fairly constant, individual items within merchandise categories change frequently in order to meet the changing demands and preferences of customers and trends. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES — This merchandise group constitutes the broadest category of merchandise in the Company’s sales mix and has remained constant at approximately 65% of sales in fiscal years 2018, 2017 and 2016. These goods include decorative accents and textiles such as rugs, wall decorations and mirrors, pillows, bedding, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, candles, fragrance, gifts and seasonal items.

FURNITURE — This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and patios. This group has remained constant at approximately 35% of sales in fiscal years 2018, 2017 and 2016. The Company’s furniture is generally made of metal or handcrafted natural materials, including rattan, pine, acacia, oak, and other woods with either natural, stained, painted or upholstered finishes.

The Company’s merchandise largely consists of items that feature a significant degree of handcraftsmanship. The Company enjoys long-standing relationships with many vendors and agents and is not dependent on any particular merchandise supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. When sourcing merchandise, the Company considers quality, dependability of delivery and cost. During fiscal 2018, the Company sold merchandise imported from many different countries, with approximately 59% of its sales derived from merchandise produced in China, 17% in India and 16% collectively in Vietnam, Indonesia and the United States. The remainder of its merchandise is sourced from other countries around the world.

Most merchandise is shipped from the supplier to the Company’s distribution centers, where merchandise is then allocated and delivered to retail stores, fulfillment centers or to third party carriers fulfilling customer orders.

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

The Company allows customers to return merchandise within a reasonable time after the date of purchase. Most returns occur within 30 days of the date of purchase. The Company monitors the level of returns and maintains a reserve for future returns based on historical experience and other known factors.

On March 3, 2018, the Company employed approximately 18,500 associates in the United States and Canada, of which approximately 4,500 were full-time employees and 14,000 were part-time employees.

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

Executive Officers of the Company

ALASDAIR B. JAMES, age 47, became President and Chief Executive Officer and joined the Board of Directors on May 1, 2017.  Prior to joining the Company, Mr. James was employed by Sears Holdings Corporation as President of Kmart from August 2014 to March 2017. Prior to joining Sears Holdings, he served in various roles at Tesco PLC, a multinational grocery and general merchandise retailer, from June 2007 until August 2013, including Commercial Director – Global Business Unit. From June 2001 to June 2007, he served in various roles at GlaxoSmithKline PLC, a pharmaceutical company, including Global Marketing Director for Future Brands.

NANCY A. WALSH, age 57, joined the organization in January 2018 as Executive Vice President and Chief Financial Officer. Prior to joining the Company and since November 2015, Ms. Walsh served as Executive Vice President – Chief Financial Officer for The Bon-Ton Stores, Inc. Previously, she served as Senior Vice President, Finance for Tapestry, Inc., formerly known as Coach, Inc., from 2007 to 2013. Prior positions at Coach included serving as Chief Risk Officer from 2003 to 2007, Vice President, Finance and Treasurer from 2000 to 2003, and Chief Financial Officer of its Worldwide Wholesale Division from 1999 to 2000.

MICHAEL R. BENKEL, age 49, was named Executive Vice President of Global Supply Chain in July 2015, having previously served as Executive Vice President of Planning and Allocations since April 2012. He joined the organization in September 2008 as Senior Vice President of Planning and Allocations.  Prior to joining the Company, he spent 11 years at Williams-Sonoma Inc. in continuously advancing positions in the Pottery Barn Retail Stores division, including Vice President of Inventory Management, Director – Inventory Management, and as a home furnishings and furniture buyer.

MICHAEL A. CARTER, age 59, was named Executive Vice President, Compliance and General Counsel, Secretary of the Company in April 2016, having previously served as Senior Vice President, Compliance and General Counsel, Secretary of the Company since January 2014. Prior to that and since December 2005, he served as Senior Vice President, General Counsel and Secretary of the Company. Mr. Carter has served within the organization for 28 years in various leadership capacities, including Vice President – Legal Affairs, and Corporate Counsel. Mr. Carter first became an officer of the Company in 1991. Mr. Carter is a licensed attorney in the State of Texas. Prior to joining the Company, Mr. Carter practiced law with the Fort Worth, Texas law firm of Brackett and Ellis, LLP.

LAURA A. COFFEY, age 51, was named Executive Vice President of Business Development in April 2018. Ms. Coffey has served within the organization for 20 years in various capacities, including Executive Vice President of Planning and Allocations, Executive Vice President and Interim Chief Financial Officer, Senior Vice President of Planning, Senior Vice President of Business Development and Strategic Planning and Senior Vice President of Finance. Ms. Coffey first became an officer of the Company in 2005 and served as

Principal Accounting Officer from 2008 to 2011. Prior to joining the Company, she held various positions with Alcon Laboratories and KPMG, LLP.

WILLIAM H. SAVAGE, age 54, was named Executive Vice President – Global Sourcing of the Company in December 2017.  Prior to joining the Company, Mr. Savage served as the President Home Division for Sears Holdings Corporation from 2014 to 2017. From 2012 to 2014, Mr. Savage served as Executive Commercial Director for Tesco PLC in China and prior to that as Executive Vice President and Chief Merchandising Officer, Retail for Walmart, Inc. in India from 2010 to 2012. Earlier in his career, he held senior leadership positions with Metro Cash & Carry International in Vietnam and Kingfisher PLC in China, Korea and the U.K.

BHARGAV J. SHAH, age 42, was named Senior Vice President and Chief Information Officer of the Company in August 2017.  Prior to joining the Company, Mr. Shah served as Chief Information Officer at IntegraCore LLC from 2015 to 2017 where he was responsible for information technology, e‑Commerce and digital marketing. Mr. Shah also previously held the position of Senior Vice President, Technology at Overstock.com, Inc. from 2012 to 2015. Earlier in his career, he held information technology positions at KPMG, LLP, BearingPoint, Inc. and Ernst & Young, LLP.

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

Item 1A. Risk Factors.

The Company’s business is subject to risk and uncertainties. The following discussion, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes, sets forth the most significant risks and uncertainties that management believes could adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties of which management is not aware or that management currently deems immaterial may also have a material adverse effect on the Company’s business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks and uncertainties that may be faced by the Company. The occurrence of the described risks and uncertainties could cause the Company’s results to differ materially from those described in the forward-looking statements included elsewhere in this report, and could have a material adverse effect on the Company’s business, financial condition or results of operations.

Strategic Risks and Strategy Execution Risks

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home décor and furniture.

The success of the Company’s specialty retail business depends largely upon its ability to consistently predict trends and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand, and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle its increased demand for product or speed of replenishment. The seasonal nature of the business leads the Company to purchase and requires it to carry a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases. The Company’s failure to anticipate, predict and respond in a timely manner to changing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margin and, in turn, the results of operations.

Failure by the Company to identify, develop and successfully implement strategic initiatives could have a negative impact on the Company.

The Company’s strategies for long-term growth, strategic plans and capital allocation are dependent on the Company’s ability to identify and successfully implement those initiatives. If they are not properly identified, developed and successfully executed, the Company’s business operations and financial results will be negatively impacted. The Company announced its Pier 1 2021: A New Day three-year strategic plan in April 2018, which is focused on improving brand proposition, driving sales growth and capturing operating efficiencies. If the plan is not successfully executed, or if execution takes longer than expected, there is no assurance that the Company’s business, financial condition and results of operations would not be adversely affected.

The Company outsources certain business processes to third-party vendors and has certain business relationships that subject the Company to risks, including disruptions in business, cybersecurity threats and increased costs.

The Company outsources numerous business processes to third parties including: gift card tracking and authorization; credit card authorization and processing; store schedule visibility and time/attendance tracking; store maintenance services; maintenance and support of the Company’s website and e‑Commerce platform; certain marketing services; insurance claims processing; real estate services; customs filings and reporting; domestic and ocean freight including certain processing functions; integration, shipment and delivery of customer orders including parcel, in-home delivery and drop ship; certain merchandise compliance functions including testing; certain payroll processing and various tax filings, administration and record keeping for certain employment benefits including retirement and deferred compensation plans, the stock purchase plan and medical and prescription plans; and third-party vendor auditing. In addition, the Company also has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Pier 1 rewards credit card program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control and business continuity practices, such as redundant processing facilities, and appropriate policies and practices to mitigate the risk of security breaches, cyber incidents and e‑Commerce related fraud that could damage the Company, its customers or other third parties with whom it does business. Failures affecting the Company’s vendors have occurred in the past, without any material adverse impact upon the Company, and could occur in the future. There can be no assurance that failures will not occur or that their effects on the Company would not be material. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have a material negative effect on the Company’s operations and financial results.

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

A disruption in the operation of the domestic portion of the Company’s supply chain, or the e‑Commerce website, could impact the Company’s ability to deliver merchandise to its stores and customers, which could impact its sales, operations and financial results.

The Company maintains regional distribution centers in Maryland, Ohio, Texas, California, Georgia and Washington, where merchandise is received, allocated, and delivered to the Company’s stores, fulfillment centers and customers. The Company may from time to time relocate or consolidate facilities, which could delay delivery of merchandise to the Company’s stores and customers. Major catastrophic events such as natural disasters, fire or flooding, malfunction or disruption of the information systems, security breaches, cyber incidents, a disruption in communication services or power outages, or shipping interruptions (including labor issues at the ports) could also delay distribution of merchandise to the Company’s stores and customers. Such disruptions could have a negative impact on the Company’s sales, operations and financial results.

Failure to successfully manage and execute the Company’s marketing initiatives could have a negative impact on the Company’s business and financial results.

The success and growth of the Company is dependent upon retaining existing customers and acquiring new customers to generate increased traffic in order to produce sales in its stores and through the Company’s e‑Commerce website. Successful marketing efforts require the ability to obtain and maintain customer information, determine the customer’s merchandise and purchasing interests, and to personalize communication to customers through their desired mode of communication utilizing various channels. Media placement decisions are generally made months in advance of the scheduled release date and are subject to the competitive landscape of advertisement placement. While gathering information about customers, the Company must consider the customers’ interest in participating in loyalty programs, the customer’s desire for privacy and the need to comply with applicable laws and regulations regarding advertising and privacy. Any future changes in privacy laws or their interpretation or enforcement by courts and governmental agencies could adversely impact the Company’s ability to market to customers. The Company’s inability to obtain and use both new and existing customer information, accurately predict and respect its customers’ preferences, utilize the desired modes of communication, allocate marketing resources to maximize return, maintain effectiveness of its loyalty program or ensure availability of advertised products could negatively impact the business and financial results.

Failure to control merchandise returns could negatively impact the Company’s business and financial results.

The Company has established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, the Company may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes to the Company’s return policy, e‑Commerce return behavior, changes in consumer confidence, new delivery channels/methods, recalls or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds the Company’s current provisions could negatively impact the business and financial results.

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

The profitability of the business depends in large part on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For the majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. The Company actively monitors individual store performance and attempts to negotiate favorable lease terms to ensure stores can remain profitable or have the ability to return to a profitable state. Current locations may not continue to be desirable as the Company’s omni-channel strategy evolves or demographics change, and the Company may choose to close underperforming stores before lease expiration and incur lease termination costs associated with those closings. In April of 2015, the Company announced a real estate optimization plan to reduce occupancy costs and improve efficiency. The Company’s inability to achieve desired cost reductions and improved efficiencies could negatively impact the Company’s future growth and earnings. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in improved financial results.

The Company operates in a highly competitive retail environment with companies offering similar merchandise. If customers are lost to the Company’s competitors, sales could decline.

The Company operates in the highly competitive specialty home retail business and competes primarily with specialty sections of large general merchandise retailers and department stores, home furnishing retailers, small specialty stores, online retailers and marketplaces, and mass merchandising discounters. Management believes that the Company is competing for sales on the basis of style, product value proposition given pricing and quality, newness of merchandise assortment, visual presentation of its merchandise, including store layout, degree of convenience and customer service. The Company experiences increased competition when other retailers offer promotional pricing, including free shipping, or liquidate merchandise for various reasons. The Company has experienced the adverse effects of increasing competition in recent years. If the Company is unable to maintain a competitive position, it could experience increased negative pressure on retail prices for its products and loss of customers, which in turn, would have a material adverse effect on its business, financial condition and results of operations.

The success of the business depends on factors affecting consumer spending that are not controllable by the Company.

Consumer spending, including spending for the home and home-related furnishings, depends upon many factors beyond general economic conditions (both domestic and international), including, among others, levels of employment, disposable consumer income, prevailing interest rates, changes in the housing market, consumer debt, costs of fuel and other energy sources, inflation, fears of recession or actual recession periods, war and fears of war, pandemics, inclement weather, tax rates and rate increases, consumer confidence in future economic conditions and global, national, regional and local political conditions (including the possibility of governmental shut downs), and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for the Company’s products, resulting in lower sales and a negative impact to the business and its financial results.

Failure to attract, motivate and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support the Company’s stores, distribution and fulfillment centers and e‑Commerce website could negatively affect the Company’s business.

The Company’s success depends, in a large part, on being able to successfully attract, motivate and retain a qualified management team and associates. Sourcing qualified candidates to fill important positions within the Company, especially management, in the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the corporate headquarters, stores, and distribution and fulfillment centers, which could have a negative effect on the Company’s business and the Pier 1 2021: A New Day strategic plan. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members. The Company does not believe that its compensation policies, principles, objectives and practices are structured to promote inappropriate risk taking by its executives or associates, whose behavior would be most affected by performance-based incentives. The Company believes that the focus of its overall compensation program encourages its associates to take a balanced approach that focuses on increasing and sustaining the Company’s profitability.

Occasionally, the Company experiences union organizing activities in non-unionized distribution facilities. These types of activities may result in work slowdowns or stoppages, higher labor costs and higher operating expenses. Any increase in cost associated with labor organization at distribution facilities could result in higher costs to distribute inventory and could negatively impact margins.  Similar activities could also occur in the Company’s stores and fulfillment centers.

Failure to successfully manage the Company’s omni-channel operations could negatively affect the Company’s business.

In fiscal 2018, the Company continued to enhance its omni-channel capabilities. Successful execution of omni-channel initiatives depends on the Company’s ability to maintain uninterrupted availability of the Company’s e‑Commerce website and supporting applications, adequate and accurate inventory levels, timely and cost-effective fulfillment and delivery of customer orders, accurate shipping of undamaged product and coordination of those activities within the Company’s retail stores. In addition, the Company’s customer service function must maintain a high standard of customer care. As e‑Commerce sales continue to grow, delivery and fulfillment net costs are expected to continue to increase. Failure to successfully manage these processes and costs may negatively impact sales and profitability, result in the loss of customers and damage the Company’s reputation.

The Company’s business is subject to seasonal variations, with a significant portion of its sales and earnings occurring during two months of the year.

The Company generally has its highest sales volumes during the November and December holiday selling season. Severe weather or failure to predict consumer demand correctly during these months could result in material lost sales or gross margin erosion if merchandise must be marked down significantly to clear inventory.

Factors that may or may not be controllable by the Company may negatively affect the Company’s financial results.

The Company’s financial results may be negatively impacted by increases in costs that are beyond the Company’s control, including items such as increases in fuel and transportation costs, higher interest rates, increases in losses from damaged merchandise, inflation, litigation, recalls, fluctuations in foreign currency exchange rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance and healthcare, increases in postage and media costs, higher tax rates and unfavorable changes in tax and trade policies. In addition, compliance with changes in laws and regulations and compliance with accounting standards and internal control requirements, may negatively impact the Company’s financial results.

The Company’s business may be harmed by adverse weather conditions and natural disasters.

Extreme or undesirable weather can negatively affect customer traffic in retail stores as well as customer shopping behavior. Natural disasters such as earthquakes, weather phenomena, and events causing infrastructure failures could negatively affect any of the Company’s operations, including its distribution and fulfillment centers, administrative facilities, logistics infrastructure, or operations of its suppliers domestically and in foreign countries.

Risks Associated with Dependence on Technology

The Company is heavily dependent on various kinds of technology in the operation of its business.

Failure of, or security breaches or cyber incidents associated with, any critical software applications maintained by the Company or its vendors, including software-as-a-service and cloud operations, technology infrastructure, telecommunications, data communications, data storage equipment, or networks could have a material negative effect, including additional expense, on the Company’s ability to manage the merchandise supply chain, allocate and sell merchandise, manage its relationships with its customers, accomplish payment functions, report financial data or manage labor and staffing. Although the Company maintains off-site data backups, a concentration of technology-related risk exists in the Company’s headquarters located in Fort Worth, Texas. External events, including but not limited to, natural disasters, fire or flooding, civil unrest, service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, power or internet outages, telecommunications failures, fraud, denial-of-service and other cyberattacks, terrorism, computer viruses, physical or electronic break-ins or other events not within the Company’s control could prohibit access to or limit functionality of the data center located in the Company’s headquarters or the ability of its stores to function. While the Company has successfully mitigated past events of this nature with minimal disruption to the business, a major event could be more disruptive and require significant time and resources to resolve, and could result in a material adverse impact on the Company’s operations and financial results.

Failure to protect the integrity and security of individually identifiable data of the Company’s customers and associates could expose the Company to litigation and/or regulatory action and damage the Company’s reputation.

The Company receives and maintains certain personal and payment information of its customers, vendors and associates. The collection and use of this information by the Company is regulated at the international, national, federal, state and other political subdivision levels, and is subject to certain contractual restrictions in third-party agreements. The Company utilizes numerous tools and processes intended to protect against, detect and respond to security breaches and cyber incidents that could compromise this information, including an integrated risk assessment and disclosure process. The Company utilizes an incident response plan as part of its crisis management program, which is reviewed, enhanced and tested annually. This response plan includes notification and disclosure to appropriate levels of management, the Company’s Board of Directors and other stakeholders including affected customers and governmental authorities. Although the Company has implemented processes to collect and protect the integrity and security of personal and payment information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately.

Like all large scale retailers, the Company’s information systems and those of its vendors are under continuous attack by U.S. and foreign criminal elements seeking access to the Company’s data generally and particularly information regarding its customers and employees or to otherwise disrupt its operations. These increasingly sophisticated cyberattacks include computer viruses, malicious code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and similar disruptions. While the Company has not to its knowledge experienced a material breach or loss of sensitive information, there can be no assurance that such breaches or losses will not occur or that their cost or impact to the Company will not be material. If the security and information systems of the Company or of its business partners are compromised or its internal or external business associates fail to comply with the Company’s security breach and cyber incident policies and procedures or applicable laws and regulations and customer or employee information is obtained by unauthorized persons, or collected or used inappropriately, the Company’s reputation and marketing initiatives, as well as operations and financial results, could be materially impacted.  These events could result in litigation and/or regulatory action against the Company, including the imposition of monetary judgments, penalties and fines in amounts that would be material to the Company. In addition, a compromise of the Company’s systems could result in a disruption to operations and strategic initiatives and require materially greater resources to remediate, investigate, correct and upgrade systems. As the tactics and capabilities of cyber criminals change and become more sophisticated, and as privacy and information security laws and regulations change, the Company will continue to incur significant costs to remain reasonably secure and in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the Company’s operations and financial results.

The Company regularly invests in new information technology systems and implements modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality and cloud-based solutions such as software-as-a-service, platform-as-a service  and data storage. The Company believes it is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business.  However, there can be no assurance the Company has anticipated all potential risks including security breach and cyber incident risks. Failure to successfully implement these initiatives could negatively impact the Company’s operations and financial results.

The Company’s business operations, including the Company’s e‑Commerce website, are subject to inherent cybersecurity risks and e‑Commerce related fraud that may disrupt its business and negatively impact the Company’s operations, financial results and reputation.

The Company’s e‑Commerce functionality has increased the Company’s exposure to security breach and cyber incident risks and e‑Commerce related fraud. A compromise of the Company’s or its third-party vendors’ information systems could result in a service disruption, personal information of the Company’s customers or proprietary information of the Company or its vendors being obtained by unauthorized users or the Company, its customers or its vendors falling victim to unauthorized, fraudulent transactions. A failure to exercise adequate oversight over third-party vendors, including compliance with service level agreements or regulatory or legal requirements, could result in economic and reputational harm to the Company. Although the Company has implemented processes to mitigate the risks of security breaches, cyber incidents and e‑Commerce related fraud, and believes that it has responded appropriately and effectively to prevent any material adverse effect on the Company or its customers when these events have occurred, there can be no assurance that such events will not continue to occur, that such mitigation will be successful or that the Company or its customers will not in a future instance suffer material losses. These events could result in violation of privacy laws, litigation or regulatory action, increased costs and a loss of consumer confidence in the Company’s security measures. While the Company has successfully mitigated past events of this nature with minimal disruption to the business, a major event could be more disruptive and require significant time and resources to resolve, and could result in a material adverse impact on the Company’s operations and financial results.

Failure to maintain positive brand perception and recognition could have a negative impact on the Company’s operations, financial results and reputation.

Maintaining a good reputation is critical to the Company’s business. Social media has increased the risk that the Company’s reputation could be negatively impacted in a short amount of time. If the Company is unable to quickly and effectively respond to occurrences of negative publicity through social media or otherwise, it may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact the Company’s reputation, operations and financial results.

Legal and Regulatory Risks

The Company is subject to laws and regulatory requirements in many jurisdictions. Changes in these laws and requirements, or interpretations of them, may result in additional costs to the Company, including the costs of compliance as well as potential penalties and fines for non-compliance.

Legislation on a local, regional, state, national or global level may have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental and quasi-governmental agencies in the course of operating its business because of its numerous locations, large number of associates, contact with consumers and importation and exportation of product.  In addition, the Company is subject to a broad range of business regulations including consumer product quality and safety standards. Complying with regulations may cause the Company to incur significant expenses, including the costs associated with periodic audits and recalls. Any failure or alleged failure to comply may also result in damage to the Company’s reputation or additional costs in the form of litigation, financial penalties and fines or business interruptions.

The Company conducts business in many jurisdictions, including foreign countries. In many of these jurisdictions, the Company may be required to comply with employment laws and pay or collect tariffs and duties, national, state and local sales taxes or similar taxes at the point of sale or delivery of merchandise and remit such amounts to the appropriate authorities. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and increases in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes, duties and tariffs, and with licensing requirements could also subject the Company to financial penalties and fines or business interruptions.

The Company is subject to claims and litigation that are inherently unpredictable and could have a material adverse effect on the Company’s business, financial condition and results.

The Company is subject to claims, lawsuits, inquiries, investigations and pending legal and administrative actions incident to the operations of its business. These actions can be initiated by employees, customers, vendors, competitors, holders of claimed intellectual property rights, shareholders, government agencies and others, individually or by groups through mass and class actions. While the Company generally considers these matters to be ordinary and routine in nature, budgets for their cost and maintains insurance or reserves against a portion of the costs of certain of these exposures, there can be no assurance that the Company will not incur material unexpected costs, judgments or penalties, or material demands on management’s time, attributable to these matters. The likely outcome and cost of litigation and other disputes is often difficult or impossible to determine or quantify. Claims may seek very large or unspecified amounts. The full extent of the Company’s risk of loss relating to these matters may remain unknown for substantial periods of time as a decision at one level of the courts or administrative proceedings can be overturned by appeals to higher courts or other decisional bodies. The Company expends significant amounts for insurance, personnel costs and external advisors in an effort to limit exposures to these sources of claims and litigation, which costs are increasing. There is no assurance that these efforts will prove effective. Claims ultimately decided adversely to the Company, or settlements that the Company agrees to, may be very large and could have a material adverse effect on the Company’s business, financial condition and results.

Risks Associated with International Trade

As an importer and retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company must order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, disruption in the operation of the international portion of the Company’s supply chain, labor unrest or natural disasters could adversely affect the Company’s ability to import merchandise from certain countries. Although the Company pays for the vast majority of its merchandise in U.S. dollars, fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, preferential trade agreements including generalized system of preferences, retaliatory tariffs or commercially restrictive duties, taxes and other charges on imports, rising labor costs and cost of living in foreign countries, dock strikes, worker strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a negative effect on the operations and financial results of the Company. Ocean carriage and freight costs, duties and agent commissions contribute a substantial amount to the cost of imported merchandise. Monitoring foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards and social compliance issues, is more difficult than monitoring domestic vendors.

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

The Company imports merchandise from countries around the world and as a result may be affected from time to time by antidumping petitions alleging that foreign manufacturers are selling their own products at prices that are less than the prices that they charge in their home country market or in third-country markets or at less than their cost of production. Such petitions, if successful, could significantly increase import duties on those products. In that event, the Company might decide to pay the increased duties, thereby reducing gross profits or increasing the price to consumers of the affected products. Alternatively, the Company might decide to source the product or a similar product from a different country not subject to increased duties or discontinue the importation and sale of the product.

Dispute resolution processes in recent years have been utilized to resolve disputes regarding market access between the European Union, China, the United States and other countries. In some instances, these trade disputes can lead to threats by countries of sanctions or other retaliatory actions against each other, which can include import prohibitions and increased duty rates on imported items. The Company considers any agreement that reduces tariff and non-tariff barriers in international trade to be beneficial to its business. Any type of sanction on imports is likely to increase the Company’s import costs or limit the availability of merchandise purchased from sanctioned countries. In that case, the Company may be required to seek similar merchandise from providers in other countries on terms that could be materially less favorable.

The Company’s business may be adversely affected by changes in U.S. policy related to imported merchandise.

The majority of the Company’s merchandise is sourced from outside of the United States. The U.S. government has made substantial changes to its trade policies, including import restrictions and increased import tariffs on certain classes of products, among other measures reported to be under consideration. While these actions and proposed actions have not materially affected the Company’s sourcing of merchandise to date, there is no assurance that trade actions by the U.S. government or foreign governments will not have a material adverse effect on the Company. Material changes in these policies could require the Company to increase prices to customers, which would likely adversely affect sales. Any significant change in U.S. policy related to imported merchandise could have a material adverse effect on the Company’s business and financial results.

Risks Relating to Liquidity

If the Company is unable to generate sufficient cash flows from operations, it may not be able to fund its obligations, including debt-related payments and capital expenditure requirements.  Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured revolving credit facility or similar financing, which may limit the Company’s ability to conduct certain activities.

The Company is dependent upon generating sufficient cash flows from operations to fund its obligations and strategic investments. The Company maintains a secured revolving credit facility to enable it to acquire merchandise, fund working capital requirements as well as to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and are subject to advance rates and commercially reasonable reserves.  Substantial utilization of the available borrowing base will result in various restrictions on the Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. The Company entered into a senior secured term loan facility in April of 2014. The facility contains a number of affirmative and restrictive covenants that may also limit the Company’s actions. Significant decreases in cash flows from operations could result in the Company borrowing increased amounts under its credit facilities to fund operational needs and increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in the Company being subject to increased restrictions as described above and increase interest expense and overall leverage. See Note 4 of the Notes to Consolidated Financial Statements – Secured Revolving Credit Facility and Term Loan Facility for additional discussion.

A disruption in the global credit and equity markets could negatively impact the Company’s ability to obtain financing on acceptable terms.

In the future, the Company could become dependent on the availability of adequate capital to fund its operations. Disruption in the global credit and equity markets and future disruptions in the financial markets could negatively affect the Company’s ability to enter into new financing agreements or obtain funding through the sale of Company securities. A decline in economic conditions could also result in difficulties for financial institutions and other parties with whom the Company does business, which could potentially affect the Company’s ability to access financing under existing arrangements or to otherwise recover amounts as they become due under the

Company’s contractual agreements. The inability of the Company to obtain financing as needed on acceptable terms to fund its operations may have a negative impact on the Company’s business and financial results.

Risks Relating to the Company’s Common Stock

Many factors, including factors beyond the Company’s control, could affect the Company’s common stock price.

The Company’s common stock is subject to significant volatility as a result of many factors, including those beyond the Company’s control. These factors include, but are not limited to, general economic and market conditions, fluctuations in the Company’s financial condition, operating results or liquidity, execution of the Company’s strategic plan, discontinuation of common stock dividends and share repurchases, or failure to meet shareholder expectations. These and other risks could affect the Company’s common stock price.

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

Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategy or the way the Company is managed may seek to effect change through various strategies that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Board of Directors and litigation. Responding to some of these actions can be costly and time consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors, management and the Company’s employees. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers.  The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas, which included approximately 408,000 square feet of office space as of March 3, 2018. Approximately 43,000 square feet of this office space was subleased at fiscal 2018 year end. Total gross square footage for all stores was 10.0 million and retail square footage was 7.9 million as of March 3, 2018. The following table sets forth the Company’s U.S. and Canadian stores by state and province as of March 3, 2018:

United States
Alabama	11	Louisiana	15	Ohio	28
Alaska	3	Maine	2	Oklahoma	6
Arizona	23	Maryland	21	Oregon	12
Arkansas	8	Massachusetts	21	Pennsylvania	37
California	102	Michigan	30	Rhode Island	2
Colorado	13	Minnesota	18	South Carolina	15
Connecticut	17	Mississippi	6	South Dakota	2
Delaware	4	Missouri	16	Tennessee	17
Florida	72	Montana	5	Texas	76
Georgia	27	Nebraska	4	Utah	8
Hawaii	8	Nevada	7	Vermont	1
Idaho	6	New Hampshire	6	Virginia	32
Illinois	35	New Jersey	32	Washington	26
Indiana	17	New Mexico	4	West Virginia	5
Iowa	8	New York	47	Wisconsin	18
Kansas	7	North Carolina	32	Wyoming	2
Kentucky	11	North Dakota	3
Canada
Alberta	12	New Brunswick	2	Ontario	35
British Columbia	13	Newfoundland	1	Quebec	6
Manitoba	2	Nova Scotia	2	Saskatchewan	2

The Company currently owns or leases distribution and fulfillment center space of approximately 5.6 million square feet.  The Company also acquires temporary distribution center space periodically through short-term leases.  As of March 3, 2018, the Company owned or leased under operating leases the following properties, which include distribution and/or fulfillment centers in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility
Baltimore, Maryland	1,278,000	Leased
Columbus, Ohio	1,356,000	Leased
Fort Worth, Texas	460,000	Owned
Fort Worth, Texas	310,000	Leased
Ontario, California	991,000	Leased
Savannah, Georgia	784,000	Leased
Tacoma, Washington	451,000	Leased

Item 3. Legal Proceedings.

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On November 22, 2017, the Company filed a motion to dismiss the amended complaint.  Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

During fiscal years 2018, 2017 and 2016, there were various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operation of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action described in the first paragraph in this Item and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The following table shows the high and low closing sale prices of the Company’s common stock on the New York Stock Exchange (“NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2018 and 2017.

	Market Price
Fiscal 2018	High	Low
First quarter	$7.26	$5.09
Second quarter	5.65	4.01
Third quarter	5.20	4.08
Fourth quarter	5.84	2.98

Fiscal 2017	High	Low
First quarter	$7.34	$4.94
Second quarter	5.97	4.54
Third quarter	6.24	3.84
Fourth quarter	9.49	5.59

Number of Holders of Record

The Company’s common stock is traded on the NYSE under the symbol “PIR.” As of April 27, 2018, there were approximately 6,000 shareholders of record of the Company's common stock.

Dividends

The Company declared cash dividends on its outstanding shares of common stock of $0.07 per share in each of the quarters of fiscal 2018, which totaled $22.3 million in cash dividends paid during fiscal 2018. The Company declared cash dividends on its outstanding shares of common stock of $0.07 per share in each of the quarters of fiscal 2017, which totaled $22.5 million in cash dividends paid during fiscal 2017. On April 18, 2018, subsequent to year end, the Company announced that the Board of Directors had determined to discontinue the Company’s common stock dividend to allocate greater resources towards implementing its Pier 1 2021: A New Day three-year strategic plan to drive sales and earnings growth and increase shareholder value.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

November 26, 2017 through March 3, 2018 — The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 3, 2018, by the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nov. 26, 2017 through Dec. 30, 2017	—	$—	—	$26,610,135
Dec. 31, 2017 through Jan. 27, 2018	—	—	—	26,610,135
Jan. 28, 2018 through Mar. 3, 2018	—	—	—	26,610,135
	—	$—	—	$26,610,135

Fiscal years 2018, 2017 and 2016 — The following table summarizes the Company’s total share repurchases of its common stock under the $200 million board-approved share repurchase program announced on April 10, 2014, (“April 2014 program”) for each of the last three fiscal years:

		Shares Purchased			Weighted		Remaining
Date Program Announced	Authorized Amount	Fiscal 2018	Fiscal 2017	Fiscal 2016	Average Cost		Available as of March 3, 2018
Apr. 10, 2014	$200,000,000	1,926,602	1,794,053	7,460,935	$10.58	(1)	$26,610,135

(1)	Represents weighted average cost for all share repurchases under the April 2014 program.

During fiscal 2018, the Company repurchased 1,926,602 shares of its common stock under the April 2014 program at a weighted average cost of $5.19 per share for a total cost of $10.0 million. There were no share repurchases during the fourth quarter of fiscal 2018. As of March 3, 2018, $26.6 million remained available for further share repurchases of common stock under the April 2014 program. There is no expiration date on the current authorization. On April 18, 2018, subsequent to year end, the Company announced that the Board of Directors had determined to discontinue share repurchases at the present time under the April 2014 program.

During fiscal 2018, the Company withheld 97,647 shares of its common stock from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by SEC rules, that $100 had been invested in the Company’s stock and in each index on March 2, 2013, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on March 3, 2018. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2018 (1)	2017	2016	2015	2014
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales	$1,798.5	1,828.4	1,892.2	1,884.6	1,791.4
Gross profit	$658.1	697.3	705.0	768.5	765.3
Selling, general and administrative expenses	$576.9	587.8	578.8	594.9	550.9
Depreciation	$53.6	54.6	50.9	46.3	38.9
Operating income	$27.7	54.9	75.2	127.3	175.5
Operating income as a % of sales	1.5%	3.0%	4.0%	6.8%	9.8%
Nonoperating (income) and expenses, net	$9.8	9.6	12.0	6.9	0.9
Income before income taxes	$17.9	45.3	63.2	120.4	174.6
Net income	$11.6	30.1	39.6	75.2	107.5
PER SHARE AMOUNTS:
Basic earnings	$0.14	0.37	0.47	0.83	1.03
Diluted earnings	$0.14	0.37	0.46	0.82	1.01
Cash dividends declared	$0.28	0.28	0.28	0.24	0.21
OTHER FINANCIAL DATA:
Working capital	$316.6	318.7	328.2	365.5	306.4
Current ratio	2.3	2.1	2.3	2.3	2.2
Total assets	$772.3	843.1	819.2	906.9	800.2
Long-term debt	$197.9	199.1	200.3	201.4	9.4
Shareholders' equity	$277.6	292.0	284.8	337.3	449.4
Weighted average diluted shares outstanding (in millions) (2)	80.3	81.0	85.4	92.1	106.2
Effective tax rate (%)	35.0%	33.4%	37.3%	37.6%	38.4%

(1)	Fiscal 2018 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.
(2)

The decrease in shares outstanding during fiscal 2018, 2017, 2016, 2015 and 2014 was primarily the result of the Company's board-approved share repurchase programs.  Under these programs, the Company repurchased 1,926,602; 1,794,053; 7,460,935; 10,280,312; and 9,788,257 shares of its common stock in fiscal 2018, 2017, 2016, 2015 and 2014, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products.  Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. Fiscal 2017 and 2016 both consisted of 52-week years which ended on February 25, 2017 and February 27, 2016, respectively. As of March 3, 2018, the Company operated 1,003 stores in the U.S. and Canada. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto, which can be found in Item 8 of this report.

The Company announced its three-year strategic plan, Pier 1 2021: A New Day on April 19, 2018 which is designed to improve the Company’s brand proposition, drive sales growth and capture operating efficiencies. Under Pier 1 2021: A New Day, the Company will be focused on:

Improving brand proposition by segmenting the marketplace and focusing on targeted consumer groups, refining merchandise assortments, delivering value in order to better fit the customer’s style and create ease of shopping.

Driving sales growth through new marketing strategies focusing on content, digital communications and customer experience, improving the shopping experience and leveraging and strengthening the Company’s omni-channel platform.

Capturing operating efficiencies through initiatives that include pricing and promotion, inventory reduction, sourcing and supply chain improvements.

In fiscal 2019, the Company plans to invest in the tools and resources needed to execute against the plan, which is expected to result in a net loss for the year. Capital investments in fiscal 2019 are expected to total $60 million, which includes approximately $45 million of expenditures for Pier 1 2021: A New Day, primarily deployed toward information technology, supply chain and stores. The Company also plans to make investments in selling, general and administrative (“SG&A”) expenditures in fiscal 2019 in the areas of marketing, corporate services and facilities planning and store operations. The investments in both capital and SG&A are expected to help drive sales growth and increased profitability in fiscal 2020 and 2021. Profit improvement through increased efficiencies, improved productivity and managed expenses will be important to the three-year strategic plan.

Fiscal 2018 net sales (on a 53-week basis) decreased 1.6% from the prior year and company comparable sales (on a 52-week basis) decreased 2.0% as the average number of stores declined approximately 1.5%. The company comparable sales decrease for fiscal 2018 resulted primarily from decreased store traffic and average ticket, partially offset by higher conversion. During fiscal 2018, e‑Commerce sales accounted for approximately 26% of net sales, compared to approximately 20% in the previous fiscal year. A significant portion of e‑Commerce sales touch the retail stores, either by originating on in-store PCs and tablets, or through in-store pick-up.

Gross profit for fiscal 2018 was $658.1 million, or 36.6% of sales, compared to $697.3 million, or 38.1% of sales, in fiscal 2017, a decrease of 150 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit – see “Reconciliation of Non-GAAP Financial Measures”) was $1.026 billion for fiscal 2018, or 57.1% of sales, compared to $1.048 billion, or 57.3% of sales, for fiscal 2017. The year-over-year decline in merchandise margin is primarily attributable to higher promotional activity, partially offset by supply chain cost savings. Delivery and fulfillment net costs for fiscal 2018 were $77.6 million, or 4.3% of sales, compared to $59.0 million, or 3.2% of sales, in fiscal 2017. The increase is primarily attributable to free shipping promotions and also reflects the increase in direct-to-customer (as defined below) sales as compared to fiscal 2017. To the extent these sales have grown and continue to grow, delivery and fulfillment net costs have also increased and are expected to continue to increase. Store occupancy costs decreased in dollars during fiscal 2018; however, as a percentage of sales, these costs deleveraged to 16.2% compared to 16.0% during fiscal 2017 as a result of lower sales. Contribution from operations (gross profit less compensation from operations and operational expenses — see “Reconciliation of Non-GAAP Financial Measures”) for fiscal 2018 totaled $329.5 million, compared to $360.1 million during fiscal 2017.

Operating income for fiscal 2018 was 1.5% of sales, compared to 3.0% of sales, in fiscal 2017. Net income for fiscal 2018 was $11.6 million, or $0.14 per share. Adjusted net income (non-GAAP) for fiscal 2018 was $16.8 million, or $0.21 per share and excludes $6.6 million ($5.2 million, or $0.07 per share, net of tax) of expense for legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. Fiscal 2017 net income totaled $30.1 million, or $0.37 per share. Adjusted net income for fiscal 2017 was $35.7 million, or $0.44 per share and excludes costs related to the departure of the Company’s former Chief Executive Officer (“former CEO”) and the related tax benefit.  EBITDA (earnings before interest, taxes, depreciation and amortization) for fiscal 2018 was $82.7 million, or $89.3 million as adjusted for legal and regulatory costs described above, compared to EBITDA of $110.6 million last year, or $120.4 million as adjusted for the former CEO departure costs noted above. See “Reconciliation of Non-GAAP Financial Measures” below. Profitability in fiscal 2018 was challenged by store traffic declines and promotional and clearance activity.

The Company closed 15 and 14 stores, on a net basis, during fiscal 2018 and fiscal 2017, respectively. These closures are consistent with, and a part of, the real estate optimization plan previously announced by the Company. The Company expects to continue to optimize the location, number and functionality of its distribution and fulfillment centers and stores as part of Pier 1 2021: A New Day three-year strategic plan. The real estate optimization plan has to date included three parts: (1) closure of approximately 100 stores over a three to four fiscal-year period which commenced in fiscal 2016, primarily through natural lease expirations and relocations; (2) a more modest new store opening and relocation program; and (3) ongoing renegotiations of rent commitments.

During fiscal 2018, the Company utilized $53.2 million of cash for capital expenditures, which was deployed toward technology and infrastructure initiatives, new and existing stores, and distribution and fulfillment centers.

As of March 3, 2018, the Company had $193.0 million outstanding under its $200 million Term Loan Facility that matures on April 30, 2021. See “Liquidity and Capital Resources — Revolving Credit Facility” and “Liquidity and Capital Resources — Term Loan Facility” below for more information.

As of March 3, 2018, the Company had repurchased 16,390,090 shares of its common stock under the April 2014 program at a weighted average cost of $10.58 per share for a total cost of $173.4 million, and $26.6 million remained available for further share repurchases. During fiscal 2018, the Company repurchased 1,926,602 shares of its common stock under the April 2014 program at a weighted average cost of $5.19 per share for a total cost of $10.0 million. During fiscal 2018, the Company paid quarterly cash dividends totaling approximately $22.3 million. On April 18, 2018, the Company announced that the Board of Directors had determined to discontinue the Company’s common stock dividend.  The Board of Directors also determined to discontinue share repurchases at the present time under the April 2014 program. These actions are expected to allow for the allocation of greater resources toward implementing the Company’s Pier 1 2021: A New Day three-year strategic plan.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions below).

Key Performance Indicators	2018 (1)	2017	2016
Total sales growth (decline)	(1.6%)	(3.4%)	0.4%
Company comparable sales growth (decline) (2)	(2.0%)	(1.0%)	0.7%
Gross profit as a % of sales	36.6%	38.1%	37.3%
Contribution from operations as a % of sales (3)	18.3%	19.7%	18.7%
Selling, general & administrative expenses as a % of sales	32.1%	32.1%	30.6%
Operating income as a % of sales	1.5%	3.0%	4.0%
Net income (in millions)	$11.6	$30.1	$39.6
Net income as a % of sales	0.6%	1.6%	2.1%
EBITDA (in millions) (3)	$82.7	$110.6	$125.2
EBITDA as a % of sales (3)	4.6%	6.0%	6.6%
Total retail square footage (in thousands)	7,934	8,048	8,165

(1)	Fiscal 2018 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.
(2)	All fiscal years were calculated on a 52-week basis.
(3)	See "Reconciliation of Non-GAAP Financial Measures."

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

FISCAL YEARS ENDED MARCH 3, 2018 AND FEBRUARY 25, 2017

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during fiscal years 2018 and 2017 were as follows (in thousands):

	2018	2017
Retail sales	$1,785,989	$1,816,402
Other (1)	12,533	12,044
Net sales	$1,798,522	$1,828,446

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format in Mexico and El Salvador and online in Mexico.  Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns, as well as gift card breakage.

Net sales during fiscal 2018 were $1.799 billion for the 53-week period, a decrease of 1.6%, from $1.828 billion in the prior 52-week fiscal year. At the end of fiscal 2018, the Company operated 15 fewer stores than at the end of fiscal 2017. Company comparable sales for fiscal 2018 (on a 52-week basis) decreased 2.0% as compared to prior year, primarily resulting from decreased store traffic and average ticket, partially offset by higher conversion. The Company’s e‑Commerce sales accounted for approximately 26% of net sales for fiscal 2018, compared to approximately 20% for fiscal 2017. E‑Commerce sales are comprised of both customer orders placed online which were delivered directly to the customer (“direct-to-customer”) or those picked up by the customer at a store location.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, positively impacted net sales and company comparable sales by approximately 20 basis points and 10 basis points, respectively, in fiscal 2018. Sales on the Pier 1 rewards credit card comprised 36.6% of U.S. sales for both fiscal 2018 and fiscal 2017. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for fiscal 2018 was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2017	$1,828,446
Incremental sales growth (decline) from:
Company comparable sales (1)	(36,029)
New stores opened during fiscal 2018	1,213
Stores opened during fiscal 2017	1,409
Closed stores and other (1)	3,483
Net sales for fiscal 2018	$1,798,522

(1)	Comparable store sales for the 53rd week of fiscal 2018 are included in Closed Stores and Other.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2018 and 2017 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 27, 2016	953	79	1,032
Openings	7	—	7
Closings	(19)	(2)	(21)
Open at February 25, 2017	941	77	1,018
Openings	2	—	2
Closings	(15)	(2)	(17)
Open at March 3, 2018	928	75	1,003

Gross Profit and Merchandise Margin

Gross profit for fiscal 2018 was $658.1 million, or 36.6% of sales, compared to $697.3 million, or 38.1% of sales, in fiscal 2017, a decrease of 150 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit – see “Reconciliation of Non-GAAP Financial Measures”) was $1.026 billion for fiscal 2018, or 57.1% of sales, compared to $1.048 billion, or 57.3% of sales, for fiscal 2017. The year-over-year decline in merchandise margin is primarily attributable to higher promotional activity, partially offset by supply chain cost savings. Delivery and fulfillment net costs for fiscal 2018 were $77.6 million, or 4.3% of sales, compared to $59.0 million, or 3.2% of sales, in fiscal 2017. The increase in delivery and fulfillment net costs is primarily due to free shipping promotions and also reflects the increase in direct-to-customer sales compared to prior year.  Store occupancy costs decreased in dollars during fiscal 2018; however, as a percentage of sales, these costs deleveraged to 16.2% compared to 16.0% during fiscal 2017 as a result of lower sales.

SG&A Expenses, Depreciation and Operating Income

SG&A expenses were $576.9 million in fiscal 2018, compared to $587.8 million in fiscal 2017. As a percentage of sales, SG&A expenses remained flat at 32.1% in fiscal 2018 compared to fiscal 2017.

SG&A expenses are summarized in the table below (in millions):

	53 Weeks Ended		52 Weeks Ended
	March 3, 2018		February 25, 2017
	Expense	% Sales	Expense	% Sales
Compensation for operations	$239.9	13.3%	$249.7	13.7%
Operational expenses	88.8	4.9%	87.6	4.8%
Marketing	105.6	5.9%	104.4	5.7%
Other selling, general and administrative	142.5	7.9%	146.1	8.0%
Total selling, general and administrative	$576.9	32.1%	$587.8	32.1%

The year-over-year decrease in the dollar amount of SG&A expenses was primarily attributable to reductions in store compensation. The decrease was primarily offset by approximately $12 million for legal and regulatory costs related to a California wage-and-hour matter and an ongoing CPSC inquiry (referenced in Item 3 of this report), as well as investments in brand consulting. Other selling, general and administrative expenses in fiscal 2017 include approximately $10 million of costs associated with the departure of the Company’s former CEO and approximately $7 million for incremental legal and advisory fees, CEO transition costs, including CEO search fees and retention program awards to executives, and certain costs for subleasing portions of the corporate headquarters.

Depreciation for fiscal 2018 was $53.6 million, compared to $54.6 million in fiscal 2017. The decrease was primarily attributable to assets becoming fully depreciated, partially offset by additions and accelerated depreciation for certain assets.

In fiscal 2018, the Company recorded operating income of $27.7 million, or 1.5% of sales, compared to $54.9 million, or 3.0% of sales, for fiscal 2017.

Income Taxes

The income tax provision for fiscal 2018 was $6.3 million, compared to $15.1 million in fiscal 2017. The decrease is primarily due to the Company’s lower income before income taxes in fiscal 2018. The effective tax rate for fiscal 2018 was 35.0%, compared to 33.4% for fiscal 2017. The higher effective tax rate primarily relates to the impact of certain non-deductible items recognized in the second quarter of fiscal 2018, including the CPSC matter referenced above, partially offset by certain favorable discrete items related to state income tax benefits and the provisional remeasurement of the Company’s federal deferred tax assets and liabilities.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revises U.S. tax law. The legislation is expected to positively impact the Company’s ongoing effective tax rate due to the reduction of the U.S. federal corporate tax rate from 35% to 21%, among other changes. See Note 7 to the Consolidated Financial Statements - Income Taxes for additional information.

Net Income and EBITDA

Net income in fiscal 2018, which consisted of 53 weeks, was $11.6 million, or $0.14 per share. Adjusted net income (non-GAAP) for fiscal 2018, which excludes the legal and regulatory costs referenced above, totaled $16.8 million, or $0.21 per share. For fiscal 2017, which consisted of 52 weeks, net income was $30.1 million, or $0.37 per share, and adjusted net income (non-GAAP) was $35.7 million, or $0.44 per share. Adjusted net income for the fiscal 2017 period excludes costs related to the departure of the Company’s former CEO and the related tax benefit. EBITDA for fiscal 2018 was $82.7 million and adjusted EBITDA was $89.3 million after excluding the legal and regulatory costs referenced above. This compares to EBITDA of $110.6 million, and adjusted EBITDA of $120.4 million, in fiscal 2017 as adjusted for costs related to the departure of the Company’s former CEO. See “Reconciliation of Non-GAAP Financial Measures.”

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

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a “store within a store” format in Mexico and El Salvador and online in Mexico.  Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns, as well as gift card breakage.

Net sales during fiscal 2017 were $1.828 billion, a decrease of 3.4%, from $1.892 billion in fiscal 2016. At the end of fiscal 2017, the Company operated 14 fewer stores than at the end of fiscal 2016. Company comparable sales for fiscal 2017 decreased 1.0% as compared to fiscal 2016 primarily resulting from decreased in-store activity, partially offset by an increase in online direct-to-customer sales. The Company’s e‑Commerce sales accounted for approximately 20% of net sales for fiscal 2017, compared to approximately 16% for fiscal 2016.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year decline in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales by approximately 10 basis points in fiscal 2017. Sales on the Pier 1 rewards credit card comprised 36.6% of U.S. sales for the twelve months ended February 25, 2017, compared to 34.2% for the twelve months ended February 27, 2016. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

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

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2017 and 2016 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 28, 2015	984	81	1,065
Openings	16	1	17
Closings	(47)	(3)	(50)
Open at February 27, 2016	953	79	1,032
Openings	7	—	7
Closings	(19)	(2)	(21)
Open at February 25, 2017	941	77	1,018

Gross Profit and Merchandise Margin

Gross profit for fiscal 2017 was $697.3 million, or 38.1% of sales, compared to $705.0 million, or 37.3% of sales, for fiscal 2016, an increase of 80 basis points. Merchandise margin (the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit – see “Reconciliation of Non-GAAP Financial Measures”) was $1.048 billion, or 57.3% of sales, for fiscal 2017, compared to $1.046 billion, or 55.3% of sales, for fiscal 2016. The year-over-year improvement in merchandise margin as a percentage of sales is primarily attributable to decreased clearance and improved operations within the Company’s supply chain. Delivery and fulfillment net costs for fiscal 2017 were $59.0 million, or 3.2% of sales, compared to $42.5 million, or 2.2% of sales, in fiscal 2016. The increase in delivery and fulfillment net costs as a percentage of sales is primarily due to shifting promotional spend to free shipping. Store occupancy costs decreased in dollars during fiscal 2017; however, as a percentage of sales, these costs deleveraged to 16.0% compared to 15.7% during fiscal 2016 as a result of lower sales.

SG&A Expenses, Depreciation and Operating Income

SG&A expenses were $587.8 million in fiscal 2017, compared to $578.8 million in fiscal 2016, an increase of $9.0 million. As a percentage of sales, SG&A expenses were 32.1% in fiscal 2017, compared to 30.6% in fiscal 2016.

SG&A expenses are summarized in the table below (in millions):

	52 Weeks Ended		52 Weeks Ended
	February 25, 2017		February 27, 2016
	Expense	% Sales	Expense	% Sales
Compensation for operations	$249.7	13.7%	$260.2	13.7%
Operational expenses	87.6	4.8%	90.5	4.8%
Marketing	104.4	5.7%	92.6	4.9%
Other selling, general and administrative	146.1	8.0%	135.6	7.2%
Total selling, general and administrative	$587.8	32.1%	$578.8	30.6%

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

Net Income and EBITDA

Net income in fiscal 2017 was $30.1 million, or $0.37 per share, compared to $39.6 million, or $0.46 per share, for fiscal 2016.  Adjusted net income (non-GAAP) for fiscal 2017, which excludes the costs related to the departure of the Company’s former CEO and the related tax benefit, totaled $35.7 million, or $0.44 per share. EBITDA for fiscal 2017 was $110.6 million, compared to $125.2 million in fiscal 2016. See “Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Annual Report on Form 10-K references non-GAAP financial measures including merchandise margin, contribution from operations, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.

The Company believes the non-GAAP financial measures referenced in this Annual Report on Form 10-K allow management and investors to understand and compare results in a more consistent manner for the 53-week period ended March 3, 2018 and the 52-week periods ended February 25, 2017 and February 27, 2016. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

Merchandise margin represents the result of adding back delivery and fulfillment net costs and store occupancy costs to gross profit. Contribution from operations represents gross profit, less compensation for operations (which includes store and customer service payroll) and operational expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization.  Management believes merchandise margin, contribution from operations and EBITDA are meaningful indicators of the Company’s performance which provide useful information to investors regarding its financial condition and results of operations. Management uses merchandise margin, contribution from operations and EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. These non-GAAP financial measures should not be considered in isolation or used as an alternative to GAAP financial measures and do not purport to be an alternative to net income or gross profit as a measure of operating performance. A reconciliation of net income to EBITDA to contribution from operations to merchandise margin is shown below for the periods indicated (in millions).

	53 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	March 3, 2018		February 25, 2017		February 27, 2016
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Merchandise margin (non-GAAP)	$1,026.2	57.1%	$1,048.2	57.3%	$1,046.0	55.3%
Less: Delivery and fulfillment net costs	77.6	4.3%	59.0	3.2%	42.5	2.2%
Store occupancy costs	290.5	16.2%	291.9	16.0%	298.6	15.7%
Gross profit (GAAP)	658.1	36.6%	697.3	38.1%	705.0	37.3%
Less: Compensation for operations	239.9	13.3%	249.7	13.7%	260.2	13.7%
Operational expenses	88.8	4.9%	87.6	4.8%	90.5	4.8%
Contribution from operations (non-GAAP)	329.5	18.3%	360.1	19.7%	354.3	18.7%
Less: Other nonoperating (income) expense	(1.5)	(0.1%)	(1.1)	(0.1%)	0.9	0.0%
Marketing and other SG&A	248.2	13.8%	250.6	13.7%	228.2	12.1%
EBITDA (non-GAAP)	82.7	4.6%	110.6	6.0%	125.2	6.6%
Less: Income tax provision	6.3	0.4%	15.1	0.9%	23.5	1.2%
Interest expense, net	11.2	0.6%	10.7	0.6%	11.1	0.6%
Depreciation	53.6	3.0%	54.6	3.0%	50.9	2.7%
Net income (GAAP)	$11.6	0.6%	$30.1	1.6%	$39.6	2.1%

This Annual Report on Form 10-K also references adjusted EBITDA, adjusted net income and adjusted earnings per share, each of which excludes legal and regulatory costs related to a California wage-and-hour matter and an ongoing CPSC inquiry in fiscal 2018 and costs related to the departure of the Company’s former CEO in fiscal 2017. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance and should be considered supplemental and not a substitute for the Company’s net income and earnings per share results reported in accordance with GAAP for the periods presented. A reconciliation of EBITDA, net income and earnings per share to adjusted EBITDA, adjusted net income and adjusted earnings per share is shown below (in millions except per share amounts). There were no similar items warranting reconciliation during the 52 weeks ended February 27, 2016.

	53 Weeks Ended	52 Weeks Ended
	March 3, 2018	February 25, 2017
EBITDA (non-GAAP)	$82.7	$110.6
Add back: CEO departure-related costs	—	9.8
Legal and regulatory matters	6.6	—
Adjusted EBITDA (non-GAAP)	$89.3	$120.4

Net income (GAAP)	$11.6	$30.1
Add back: CEO departure-related costs, net of tax	—	5.6
Legal and regulatory matters, net of tax	5.2	—
Adjusted net income (non-GAAP)	$16.8	$35.7

Earnings per share (GAAP)	$0.14	$0.37
Add back: CEO departure-related costs, net of tax	—	0.07
Legal and regulatory matters, net of tax	0.07	—
Adjusted earnings per share (non-GAAP)	$0.21	$0.44

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $135.4 million at the end of fiscal 2018, a decrease of $19.1 million from the fiscal 2017 year-end balance. The decrease was primarily due to the utilization of cash to fund the Company’s capital expenditures of $53.2 million, and to return excess capital to shareholders, including $22.3 million for cash dividends and $10.0 million to repurchase shares of the Company’s common stock under the April 2014 program, partially offset by cash provided by operating activities of $65.8 million.

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

Cash Flows from Operating Activities

Operating activities provided $65.8 million of cash in fiscal 2018, primarily as a result of net income adjusted for non-cash items as well as a decrease in inventory. These items were partially offset by an increase in federal and state income tax payments and a supplemental retirement plan lump sum distribution payment of approximately $24 million to the Company’s former CEO. Inventory levels at the end of fiscal 2018 were $347.4 million, a decrease of $53.5 million, or 13.4%, from the end of fiscal 2017.

Operating activities provided $115.7 million of cash in fiscal 2017, primarily as a result of net income adjusted for non-cash items as well as an increase in accrued income taxes payable, net of payments. Inventory levels at the end of fiscal 2017 were $401.0 million, a decrease of $4.9 million, or 1.2%, from the end of fiscal 2016.

Cash Flows from Investing Activities

During fiscal 2018, the Company’s investing activities used $51.6 million of cash. Total capital expenditures in fiscal 2018 were $53.2 million, which were deployed toward technology and infrastructure initiatives, new and existing stores, and distribution and fulfillment centers. Capital spend in fiscal 2019 is expected to be approximately $60 million to support ongoing investments in technology and infrastructure, stores and distribution and fulfillment centers.

During fiscal 2017, the Company’s investing activities used $43.1 million of cash. Total capital expenditures in fiscal 2017 were $44.2 million, which were deployed toward the opening of new stores, other leasehold improvements and technology and infrastructure initiatives.

Cash Flows from Financing Activities

Financing activities for fiscal 2018 used $33.3 million of cash, primarily resulting from cash outflows of $22.3 million for the payment of quarterly cash dividends of $0.07 per share per quarter for each quarter of fiscal 2018, and $10.0 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Financing activities for fiscal 2017 used $33.4 million of cash, primarily resulting from cash outflows of $22.5 million for the payment of quarterly cash dividends of $0.07 per share per quarter for each quarter of fiscal 2017, and $10.6 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

During the second quarter of fiscal 2018, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of its $350 million secured revolving credit facility. The amendment extended the maturity date of the secured revolving credit facility from June 18, 2018 to June 2, 2022, and increased the amount of the accordion feature to $150 million (as amended herein the “Revolving Credit Facility”). The Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and by a second lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $294.4 million as of March 3, 2018. Under the Revolving Credit Facility, the Company had no cash borrowings and $41.5 million in letters of credit and bankers’ acceptances outstanding, with $252.9 million remaining available for cash borrowings, all as of March 3, 2018. See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

Term Loan Facility

The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate as defined in the Term Loan Facility subject to a 1% floor plus 350 basis points per year or (b) the base rate as defined in the Term Loan Facility subject to a 2% floor plus 250 basis points per year. As of March 3, 2018, the Company had $193.0 million outstanding under the Term Loan Facility with a carrying value of $190.5 million, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the facility. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay borrowings under the Term Loan Facility at any time.

The Term Loan Facility includes restrictions on the Company’s ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase shares of the Company’s capital stock, make certain acquisitions or investments, materially change the business of the Company, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case subject to certain exceptions. The Term Loan Facility does not require the Company to comply with any financial maintenance covenants, but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. The Term Loan Facility provides for incremental facilities, subject to certain conditions, including the meeting of certain leverage ratio requirements as defined therein, to the extent such facilities exceed an incremental $200.0 million. See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility.

Share Repurchase Program

During fiscal 2018, the Company repurchased 1,926,602 shares of its common stock under the April 2014 program at a weighted average cost of $5.19 per share for a total cost of $10.0 million. As of March 3, 2018, the Company had repurchased 16,390,090 shares of its common stock under the April 2014 program at a weighted average cost of $10.58 per share for a total cost of $173.4 million, and $26.6 million remained available for further share repurchases. On April 18, 2018, subsequent to year end, the Company announced that the Board of Directors had determined to discontinue share repurchases at the present time under the April 2014 program.

During fiscal 2017, the Company repurchased 1,794,053 shares of its common stock under the April 2014 program at a weighted average cost of $5.89 for a total cost of $10.6 million. As of February 25, 2017, the Company had repurchased 14,463,488 shares of its common stock under the April 2014 program at a weighted average cost of $11.30 per share for a total cost of $163.4 million, and $36.6 million remained available for further repurchases.

Contractual Obligations

A summary of the Company’s contractual obligations and other commercial commitments as of March 3, 2018, is listed below (in thousands):

		Amount of Commitment per Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases	$1,077,120	$232,542	$376,433	$255,803	$212,342
Purchase obligations (1)	115,466	115,466	—	—	—
Standby letters of credit (2)	31,766	31,766	—	—	—
Industrial revenue bonds (2)	9,500	—	—	—	9,500
Interest on industrial revenue bonds (3)	991	113	226	226	426
Interest and related fees on revolving credit facility (4)	5,566	1,307	2,615	1,644	—
Term loan facility	193,000	2,000	4,000	187,000	—
Interest and related fees on term loan facility (5)	31,074	9,919	19,527	1,628	—
Other obligations (6) (7)	31,378	7,624	2,265	2,131	19,358
Total	$1,495,861	$400,737	$405,066	$448,432	$241,626

(1)

As of March 3, 2018, the Company had approximately $115.5 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has an outstanding standby letter of credit totaling $9.7 million related to the Company's industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company's total outstanding commitments.

(3)

The interest rates on the Company's industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2018 year end and exclude fees for the related standby letter of credit, as these fees are included in interest and related fees on the Revolving Credit Facility.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused balance fees on the Company's Revolving Credit Facility. Fees are calculated based upon balances at fiscal 2018 year end and the applicable rates in effect under the terms of the Revolving Credit Facility.

(5)

The interest rates on the Company's Term Loan Facility are variable. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2018 year end. Currently, a principal reduction in the amount of $0.5 million is made on the last day of each calendar quarter, therefore the principal is reduced by $2.0 million annually.

(6)

Other obligations include various commitments including the Company's liability under its unfunded retirement plans. This amount includes a $4.9 million lump sum benefit that will be paid during fiscal 2019. The benefit was earned under the Company's Supplemental Retirement Plan. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the Company's employee benefit plans.

(7)

Excluded from this table, but recorded on the Company's balance sheet, is the portion of reserves for unrecognized tax benefits of $3.8 million for which the Company is not reasonably able to estimate when or if cash settlement with the respective taxing authority will occur.

The Company has an umbrella trust, currently consisting of five sub-trusts, which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. Two of the sub-trusts are restricted to satisfy obligations under the Company’s supplemental retirement plans. The assets of the two sub-trusts consisted of interest bearing investments of less than $0.1 million at both March 3, 2018 and February 25, 2017, and were included in other noncurrent assets. The remaining three sub-trusts are restricted to meet the funding requirements of the Company’s non-qualified deferred compensation plans. These trusts’ assets are included in other noncurrent assets and are comprised of investments and life insurance policies. The investments totaled $9.8 million and $10.2 million at March 3, 2018 and February 25, 2017, respectively. The investments were held primarily in mutual funds and are stated at fair value. These sub-trusts also own and are the beneficiaries of life insurance policies on the lives of former key executives. These policies are stated at fair value. The cash surrender value of the policies was approximately $6.2 million and $6.1 million as of March 3, 2018 and February 25, 2017, respectively, and the death benefit was approximately $11.4 million at both March 3, 2018 and February 25, 2017.

In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of former key executives that were unrestricted as to use at the end of fiscal 2018. The cash surrender value of the unrestricted policies was approximately $14.1 million and $13.7 million at March 3, 2018 and February 25, 2017, respectively, and was included in other noncurrent assets. These policies had a death benefit of approximately $20.4 million and $20.2 million as of March 3, 2018 and February 25, 2017, respectively. At the discretion of the Company’s Board of Directors, contributions of cash or unrestricted life insurance policies may be made to one or more of the sub-trusts.

Sources and Uses of Working Capital

The Company’s sources of working capital for fiscal 2018 were primarily cash from operations. The Company has a variety of sources for liquidity, which include available cash balances and borrowings against the Company’s Revolving Credit Facility and Term Loan Facility. The Company’s current plans for fiscal 2019 include a capital expenditure plan higher than fiscal 2018 to support the Pier 1 2021: A New Day three-year strategic plan. The Company does not presently anticipate any other significant cash outflows in fiscal 2019 other than those discussed herein or those occurring in the normal course of business.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures. The Company’s focus is on improving brand proposition, driving sales growth and capturing operating efficiencies.  While there can be no assurance that the Company will sustain positive cash flows or profitability over the long term, given the Company’s cash position and the various liquidity options available, the Company believes it has sufficient liquidity to fund its obligations, including debt-related payments and capital expenditure requirements through fiscal 2019.

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

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. Should actual returns differ from the Company’s estimated reserve for merchandise returns, revisions to the estimate may be required. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales.

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

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost and net realizable value. The calculation of cost includes merchandise purchases, the costs to bring the merchandise to distribution centers, warehousing and handling expenditures, and distributing and delivering merchandise to stores and fulfillment centers (direct and indirect). These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise. Markdowns reduce the retail price of such slow-moving merchandise as needed. Since the determination of net realizable value of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

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

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1.0 million and $0.5 million per occurrence, respectively. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third-party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees.

The assumptions made in determining the above estimates are reviewed monthly and the liability adjusted accordingly as new facts are developed. Changes in circumstances and conditions affecting the assumptions used in determining the liabilities could cause actual results to differ from the Company’s recorded amounts.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and most performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. The time-based awards typically vest ratably over the requisite service period provided that the participant is employed on the vesting date. A majority of the performance-based shares vest upon the Company satisfying certain performance targets. Performance-based shares are considered granted for accounting purposes on the date the performance targets are set. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. The remaining performance-based shares may vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines.

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act of 2017 which was enacted on December 22, 2017, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. Accordingly, the Company made a provisional remeasurement of its federal deferred tax assets and liabilities to reflect the lower tax rate in the fourth quarter of fiscal 2018. See Note 7 to the Consolidated Financial Statements - Income Taxes for additional information. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheets and are classified as noncurrent. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries, for which the Company records estimated reserves for unrecognized tax benefits for both domestic and foreign income tax issues. At any point in time, multiple tax years are subject to audit by these various jurisdictions. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, the Company’s tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if the Company adjusts these assumptions in the future, the Company may need to adjust its reserves for unrecognized tax benefits or its deferred tax assets or liabilities, which could impact its effective tax rate.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three years. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates. Collectively, the Company's exposure to market risk factors is not significant and has not materially changed from February 25, 2017.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable rate debt. The expected interest rate exposure on the Company’s Revolving Credit Facility, Term Loan Facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of March 3, 2018, the Company had $199.9 million (net of unamortized discounts and debt issuance costs) in long-term debt outstanding related to its Term Loan Facility and industrial revenue bonds and no cash borrowings outstanding on its Revolving Credit Facility. The Company expects to pay interest totaling approximately $10.2 million per year on the Term Loan Facility based upon rates in effect at the end of fiscal 2018. A hypothetical 100 basis point increase in the interest rate would result in approximately $2.0 million of additional interest expense per year under the Term Loan Facility.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pier 1 Imports, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. (the “Company”) as of March 3, 2018 and February 25, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended March 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2018 and February 25, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

Fort Worth, Texas

May 1, 2018

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Net sales	$1,798,522	$1,828,446	$1,892,230
Cost of sales	1,140,372	1,131,138	1,187,250
Gross profit	658,150	697,308	704,980
Selling, general and administrative expenses	576,878	587,843	578,828
Depreciation	53,603	54,603	50,944
Operating income	27,669	54,862	75,208
Nonoperating (income) and expenses:
Interest, investment income and other	(2,590)	(2,470)	(237)
Interest expense	12,362	12,073	12,280
	9,772	9,603	12,043
Income before income taxes	17,897	45,259	63,165
Income tax provision	6,271	15,130	23,531
Net income	$11,626	$30,129	$39,634
Earnings per share:
Basic	$0.14	$0.37	$0.47
Diluted	$0.14	$0.37	$0.46
Dividends declared per share:	$0.28	$0.28	$0.28
Average shares outstanding during period:
Basic	80,223	80,919	84,939
Diluted	80,254	80,984	85,370

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Net income	$11,626	$30,129	$39,634
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of taxes of $(167), $60 and $801, respectively	396	1,274	(2,299)
Pension adjustments, net of taxes of $293, $(1,243) and $(1,051), respectively	(459)	1,949	1,647
Other comprehensive income (loss)	(63)	3,223	(652)
Comprehensive income	$11,563	$33,352	$38,982

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	March 3, 2018	February 25, 2017
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $115,456 and $149,375, respectively	$135,379	$154,460
Accounts receivable, net of allowance for doubtful accounts of $236 and $338, respectively	22,149	22,945
Inventories	347,440	400,976
Prepaid expenses and other current assets	48,794	31,607
Total current assets	553,762	609,988
Properties and equipment, net	178,767	191,476
Other noncurrent assets	39,790	41,618
	$772,319	$843,082
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,279	$68,981
Gift cards and other deferred revenue	55,281	60,398
Accrued income taxes payable	2,301	26,058
Current portion of long-term debt	2,000	2,000
Other accrued liabilities	106,268	133,866
Total current liabilities	237,129	291,303
Long-term debt	197,906	199,077
Other noncurrent liabilities	59,714	60,674
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125
Paid-in capital	168,424	191,501
Retained earnings	726,232	737,165
Cumulative other comprehensive loss	(7,477)	(7,414)
Less — 41,974,000 and 42,050,000 common shares in treasury, at cost, respectively	(609,734)	(629,349)
Total shareholders' equity	277,570	292,028
	$772,319	$843,082

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Cash flows from operating activities:
Net income	$11,626	$30,129	$39,634
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	61,430	60,504	55,830
Stock-based compensation expense	3,809	8,228	5,065
Deferred compensation, net	2,414	8,438	5,641
Deferred income taxes	6,012	(19,645)	4,617
Excess tax benefit from stock-based awards	—	(312)	(585)
Amortization of deferred gains	(1,072)	(1,073)	(1,907)
Other	3,183	9,374	2,928
Change in cash from:
Inventories	53,536	4,883	72,984
Prepaid expenses and other assets	(17,546)	863	20,560
Accounts payable and other liabilities	(33,829)	(5,697)	(33,611)
Accrued income taxes payable, net of payments	(23,757)	20,046	(7,109)
Net cash provided by operating activities	65,806	115,738	164,047
Cash flows from investing activities:
Capital expenditures	(53,249)	(44,181)	(51,813)
Proceeds from disposition of properties	160	74	18
Proceeds from sale of restricted investments	27,562	3,409	9,020
Purchase of restricted investments	(26,082)	(2,375)	(8,914)
Net cash used in investing activities	(51,609)	(43,073)	(51,689)
Cash flows from financing activities:
Cash dividends	(22,294)	(22,501)	(23,672)
Purchases of treasury stock	(10,000)	(10,566)	(75,000)
Stock purchase plan and other, net	2,307	1,329	2,886
Excess tax benefit from stock-based awards	—	312	585
Repayments of long-term debt	(2,000)	(2,000)	(2,000)
Debt issuance costs	(1,291)	—	—
Borrowings under revolving line of credit	8,000	38,000	63,000
Repayments of borrowings under revolving line of credit	(8,000)	(38,000)	(63,000)
Net cash used in financing activities	(33,278)	(33,426)	(97,201)
Change in cash and cash equivalents	(19,081)	39,239	15,157
Cash and cash equivalents at beginning of period	154,460	115,221	100,064
Cash and cash equivalents at end of period	$135,379	$154,460	$115,221
Supplemental cash flow information:
Interest paid	$11,750	$12,219	$12,186
Income taxes paid, net of refunds	$24,388	$13,077	$26,219

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance February 28, 2015	89,912	$125	$222,438	$713,575	$(9,985)	$(588,886)	$337,267
Net income	—	—	—	39,634	—	—	39,634
Other comprehensive loss	—	—	—	—	(652)	—	(652)
Purchases of treasury stock	(7,461)	—	—	—	—	(75,000)	(75,000)
Stock-based compensation expense	760	—	(8,683)	—	—	13,748	5,065
Exercise of stock options, stock purchase plan, and other	261	—	(2,736)	—	—	4,851	2,115
Cash dividends ($0.28 per share)	—	—	—	(23,672)	—	—	(23,672)
Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757
Net income	—	—	—	30,129	—	—	30,129
Other comprehensive income	—	—	—	—	3,223	—	3,223
Purchases of treasury stock	(1,794)	—	—	—	—	(10,566)	(10,566)
Stock-based compensation expense	1,302	—	(12,077)	—	—	20,305	8,228
Exercise of stock options, stock purchase plan, and other	202	—	(7,441)	—	—	6,199	(1,242)
Cash dividends ($0.28 per share)	—	—	—	(22,501)	—	—	(22,501)
Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028
Net income	—	—	—	11,626	—	—	11,626
Other comprehensive loss	—	—	—	—	(63)	—	(63)
Purchases of treasury stock	(1,927)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	1,648	—	(19,845)	—	—	23,654	3,809
Stock purchase plan and other	355	—	(3,232)	(265)	—	5,961	2,464
Cash dividends ($0.28 per share)	—	—	—	(22,294)	—	—	(22,294)
Balance March 3, 2018	83,258	$125	$168,424	$726,232	$(7,477)	$(609,734)	$277,570

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) is dedicated to offering customers exclusive, one-of-a-kind products that reflect high quality at a great value. Starting with a single store in 1962, Pier 1 Imports’ product is now available in retail stores throughout the U.S. and Canada and online at www.pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products. Additionally, the Company has an arrangement to supply merchandise to be sold in “store within a store” locations in Mexico and El Salvador and online in Mexico that are operated by Sears Operadora de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively.

Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiaries, and all intercompany transactions and balances have been eliminated upon consolidation.

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and on its website and conducts business as one operating segment. During fiscal 2018, 2017 and 2016, the Company’s domestic operations provided approximately 93% of its net sales, with approximately 6% provided by stores in Canada, and the remainder from royalties received primarily from Sears Operadora de Mexico S.A. de C.V. As of March 3, 2018, February 25, 2017 and February 27, 2016, $3,107,000, $3,244,000 and $3,837,000, respectively, of the Company’s long-lived assets, net of accumulated depreciation, were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

Use of estimates — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2018 ended March 3, 2018, fiscal 2017 ended February 25, 2017, and fiscal 2016 ended February 27, 2016.  Fiscal 2018 consisted of a 53-week year and both fiscal 2017 and 2016 were 52-week years.

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in trusts to satisfy retirement obligations and are classified as non-current assets. As of March 3, 2018 and February 25, 2017, the Company’s short-term investments classified as cash equivalents included investments primarily in mutual funds totaling $115,456,000 and $149,375,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders' equity and are included in other comprehensive income (loss). As of March 3, 2018, February 25, 2017 and February 27, 2016, the Company had cumulative other comprehensive loss balances, net of tax, of $(8,054,000), $(8,450,000) and $(9,724,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2018, 2017 and 2016, resulted in other comprehensive income (loss), net of tax, as applicable, of $396,000, $1,274,000 and $(2,299,000), respectively.

Concentrations of risk — The Company has risk of geographic concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time.  Pier 1 Imports sells merchandise imported from many countries, with approximately 59% of its sales derived from merchandise produced in China, 17% derived from merchandise produced in India and 16% collectively derived from merchandise produced in Vietnam, Indonesia and the United States. The remaining sales were from merchandise produced in various other countries around the world.

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of March 3, 2018 or February 25, 2017, unless otherwise disclosed.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. The reserves for estimated shrinkage at the end of fiscal 2018 and 2017 were $4,020,000 and $4,156,000, respectively.

Properties and equipment, net — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight‑line method over estimated remaining useful lives of the assets, generally 30 years for buildings and three to ten years for equipment, furniture and fixtures, and three to five years for computer software. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation for assets utilized in acquiring, warehousing, distributing and fulfilling inventory is included in cost of sales. All other depreciation costs are included in depreciation and were $53,603,000, $54,603,000 and $50,944,000 in fiscal 2018, 2017 and 2016, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually or whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the impairment analysis indicates that the carrying value of the assets exceeds the sum of the expected undiscounted cash flows, the assets may be considered impaired. For store level long-lived assets, expected cash flows are determined based on management’s estimate of future sales, merchandise margin rates and expenses over the remaining expected terms of the leases. Impairment, if any, is recorded in the period in which the impairment occurred.  The Company recorded no material impairment charges in fiscal 2018 or 2016. The Company recorded impairment charges of $2,934,000 in fiscal 2017, which were included in selling, general and administrative (“SG&A”) expenses. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 and $500,000 per occurrence, respectively. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $25,316,000 and $25,632,000 at March 3, 2018 and February 25, 2017, respectively. The recorded liability for general liability claims and fees was $6,687,000 and $5,559,000 at March 3, 2018 and February 25, 2017, respectively.

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The net reserves for estimated merchandise returns at the end of fiscal 2018 and 2017 were $2,805,000 and $3,068,000, respectively. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties.  Amounts charged to customers for shipping and handling are included in net sales.

Cost of sales — Cost of sales includes, from acquisition to store delivery, all cost of merchandise sold as well as store occupancy costs. The cost of merchandise sold includes product costs, freight and logistics charges, agent fees, duties, distribution and fulfillment expenses, shipping and packaging, inventory reserves for shrinkage and slow-moving inventory, and other costs necessary to bring the inventory to its final location. These costs include depreciation of long-lived assets utilized in acquiring, warehousing, fulfilling and distributing inventory.

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Gift card breakage is estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represents the remaining non-escheatable unused portion of the gift card liability for which the likelihood of redemption is remote. If actual redemption patterns vary from the Company’s estimates or if laws or regulations change, actual gift card breakage may differ from the amounts recorded. For all periods presented, estimated gift card breakage was recognized 30 months after the original issuance and was $4,875,000, $4,825,000 and $4,925,000 in fiscal 2018, 2017 and 2016, respectively.

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

Advertising costs — Advertising production costs are expensed the first time the advertising occurs and all other advertising costs are expensed as incurred. Advertising costs primarily include event and seasonal mailers, radio, newspaper, television and digital advertising and were $99,568,000, $101,780,000 and $88,405,000 in fiscal 2018, 2017 and 2016, respectively. Prepaid advertising at the end of fiscal years 2018 and 2017 was $3,012,000 and $3,216,000, respectively.

Defined benefit plans — The Company maintains supplemental retirement plans for certain of its former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. These benefit costs are dependent upon numerous factors, assumptions and estimates. Benefit costs may be significantly affected by changes in key actuarial assumptions used to determine the projected benefit obligation, such as discount rates. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the statement of operations, but recognized in future years over the average remaining lifetime of plan participants. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was enacted on December 22, 2017, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. Accordingly, the Company made a provisional remeasurement of its federal deferred tax assets and liabilities to reflect the lower federal tax rate in the fourth quarter of fiscal 2018. See Note 7 to the Consolidated Financial Statements - Income Taxes for additional information. Deferred tax assets and liabilities are recorded in the Company’s consolidated balance sheet and are classified as noncurrent. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, estimates of future income and tax planning strategies. The Company is subject to income tax in many jurisdictions, including the United States, various states, provinces, localities and foreign countries, for which the Company records estimated reserves for unrecognized tax benefits for both domestic and foreign income tax issues. At any point in time, multiple tax years are subject to audit by these various jurisdictions. However, the timing of these audits and negotiations with taxing authorities may yield results different from those currently estimated. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

Earnings per share — Basic earnings per share amounts were determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts were similarly computed, and have included the effect, if dilutive, of the Company's weighted average number of stock options outstanding and shares of unvested restricted stock.

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2018	2017	2016
Net income	$11,626	$30,129	$39,634
Weighted average shares outstanding:
Basic	80,223	80,919	84,939
Effect of dilutive stock options	1	17	316
Effect of dilutive restricted stock	30	48	115
Diluted	80,254	80,984	85,370
Earnings per share:
Basic	$0.14	$0.37	$0.47
Diluted	$0.14	$0.37	$0.46

Outstanding stock options totaling 361,523 for fiscal 2018, 900,933 for fiscal 2017 and 402,311 for fiscal 2016 were excluded from the computation of earnings per share, as the effect would be antidilutive.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards and director deferred stock units. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for any unvested stock option awards and restricted stock awards on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and most performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s stock is not traded, the closing price on the last trading day before the date of grant is used. A majority of the performance-based shares vest upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. The remaining performance-based shares may vest if certain annual equivalent returns of total shareholder return targets are achieved in comparison to a peer group. The fair value for these performance-based shares was determined using a lattice valuation model in accordance with accounting guidelines. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

Beginning in fiscal 2018, the Company recognizes forfeitures of awards as they occur. Prior to fiscal 2018, the Company estimated forfeitures based on its historical forfeiture experience and adjusted forfeiture estimates based on actual forfeitures. The effect of any forfeiture adjustments was not material for the periods presented.

New accounting standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. During fiscal 2017, additional ASUs were issued related to this revenue guidance. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations.” ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and

Licensing,” which clarifies the implementation guidance on identifying performance obligations. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. ASU 2016-20 also makes additional technical corrections and improvements to the new revenue standard. The amendments have the same effective date and transition requirements as the revenue standard. The above ASUs are effective for the Company beginning in the first quarter of fiscal 2019. The adoption of this guidance will result in a change in the timing of revenue recognition for income related to gift card breakage; based on current redemption patterns, post-adoption recognition will begin in the month a gift card is issued, instead of when further redemptions are remote. The Company will adopt this standard in the first quarter of fiscal 2019 using the modified retrospective method. Under this method at adoption, the Company will record a cumulative adjustment to increase retained earnings and decrease gift cards and other deferred revenue by $9,444,000 ($7,021,000, net of tax) related to the change in gift card breakage income.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. Under ASU 2016-02, lessees will be required to recognize most leases on the balance sheet; therefore, ASU 2016-02 is expected to have a material impact on the Company’s balance sheet. ASU 2016-02 is effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company plans to adopt this standard in fiscal 2020. ASU 2016-02 must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company continues to evaluate the impact of the adoption of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. ASU 2016-09 requires entities to record excess tax benefits and deficiencies as income tax benefit or expense in the income statement. In addition, excess tax benefits are required to be presented as an operating activity in the Statement of Cash Flows. The Company adopted these provisions of ASU 2016-09 on a prospective basis in the first quarter of fiscal 2018. ASU 2016-09 also allows an entity to make an accounting policy election to either recognize forfeitures of share-based payment awards as they occur or estimate the number of awards expected to forfeit. The Company adopted this provision of ASU 2016-09 on a modified retrospective basis in the first quarter of fiscal 2018. The Company recognizes forfeitures of share-based payment awards as they occur and recorded a cumulative adjustment to retained earnings for this change. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements. Subsequent to the adoption of ASU 2016-09, the Company expects increased volatility of income tax expense or benefit.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. The Company will adopt the provisions of this guidance in the first quarter of fiscal 2019 with retrospective application. The Company continues to evaluate the impact of the adoption of this guidance on its financial statements, but does not expect it to have a material impact.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for the Company beginning in fiscal 2019. The Company will adopt the provisions of this guidance in the first quarter of fiscal 2019 with modified retrospective application. The Company continues to evaluate the impact of the adoption of this guidance on its financial statements, but does not expect it to have a material impact.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company beginning in fiscal 2019. The Company will adopt the provisions of this guidance in the first quarter of fiscal 2019 with retrospective application. The Company continues to evaluate the impact of the adoption of this guidance on its financial statements, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires the service cost component of the net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization. Other components will be presented separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. This ASU is effective for the Company beginning in fiscal 2019. The Company will adopt the provisions of this guidance in the first quarter of fiscal 2019. The guidance on the presentation of the components of net periodic benefit cost requires retrospective application. The guidance limiting the capitalization of net periodic benefit cost requires prospective application. The Company continues to evaluate the impact of the adoption of this guidance on its financial statements, but does not expect it to have a material impact.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 is effective for the Company beginning in fiscal 2019.  The Company will adopt the provisions of this guidance in the first quarter of fiscal 2019. The Company continues to evaluate the impact of the adoption of this guidance on its financial statements, but does not expect it to have a material impact.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the remeasurement of deferred taxes to reflect the lower federal income tax rate enacted as part of the Tax Act. ASU 2018-02 requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption in any period is permitted. ASU 2018-02 can be applied either retrospectively or in the period of adoption. ASU 2018-02 is effective for the Company beginning in fiscal 2020. The Company is evaluating the impact of the adoption of ASU 2018-02 on its financial statements, but does not expect it to have a material impact.

NOTE 2 – PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are summarized as follows at March 3, 2018 and February 25, 2017 (in thousands):

	2018	2017
Land	$535	$535
Buildings	8,077	8,077
Equipment, furniture, fixtures and other	367,171	344,893
Leasehold improvements	216,687	210,811
Computer software	137,815	123,855
Projects in progress	2,959	8,860
	733,244	697,031
Less accumulated depreciation	554,477	505,555
Properties and equipment, net	$178,767	$191,476

NOTE 3 – OTHER ACCRUED LIABILITIES AND NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and noncurrent liabilities at March 3, 2018 and February 25, 2017 (in thousands):

	2018	2017
Accrued payroll and other employee-related liabilities	$56,336	$82,028
Accrued taxes, other than income	24,414	27,818
Rent-related liabilities	8,755	8,655
Other	16,763	15,365
Other accrued liabilities	$106,268	$133,866
Rent-related liabilities	$33,993	$32,420
Deferred gains	2,516	3,522
Retirement benefits	18,512	21,301
Other	4,693	3,431
Other noncurrent liabilities	$59,714	$60,674

NOTE 4 – LONG-TERM DEBT AND AVAILABLE CREDIT

Industrial Revenue Bonds — The Company has industrial revenue bonds outstanding totaling $9,500,000 at March 3, 2018 and February 25, 2017. The Company’s industrial revenue bonds have been outstanding since fiscal 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The

Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 2.8%, 2.2% and 1.7% for fiscal 2018, 2017 and 2016, respectively.

Revolving Credit Facility — At the end of fiscal 2017, and through the first quarter of fiscal 2018, the Company had a $350,000,000 secured revolving credit facility with a $100,000,000 accordion feature. On June 2, 2017, the Company entered into a Second Amended and Restated Credit Agreement which amended certain terms of the facility, including extending the maturity date from June 18, 2018 to June 2, 2022, and increasing the amount of the accordion feature to $150,000,000 (as amended herein referred to as the “Revolving Credit Facility”). Provided that there is no default and no default would occur as a result thereof, the Company may request that the Revolving Credit Facility be increased to an amount not to exceed $500,000,000. The Revolving Credit Facility continues to be secured primarily by the Company's eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and by a second lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the adjusted LIBOR rate as defined in the Revolving Credit Facility plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate as defined in the Revolving Credit Facility plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The amendment did not result in any other material changes to the Revolving Credit Facility. The Company pays a fee ranging from 125 to 150 basis points per year for standby letters of credit depending on the average daily availability as defined by the facility, 62.5 to 75.0 basis points per year for trade letters of credit, and a commitment fee of 25 basis points per year for any unused amounts. As of March 3, 2018 and February 25, 2017, the fee for standby letters of credit was 125 basis points per year and 62.5 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

The Revolving Credit Facility includes a requirement that the Company has minimum availability equal to the greater of 10% of the line cap, as defined under the Revolving Credit Facility, or $20,000,000. The Company’s Revolving Credit Facility may limit the ability of the Company to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case, subject to certain exceptions. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 15.0% of the lesser of either $350,000,000 or the calculated borrowing base, subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 20.0% of the lesser of either $350,000,000 or the calculated borrowing base.

During fiscal 2018, 2017 and 2016 the Company repaid all cash borrowings. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined by the agreement, which was $294,416,000 as of March 3, 2018. The borrowing base calculation is subject to advance rates and commercially reasonable availability reserves. As of March 3, 2018, the Company utilized approximately $41,481,000 in letters of credit and bankers’ acceptances against the Revolving Credit Facility. Of the outstanding balance, approximately $23,966,000 related to a standby letter of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to a standby letter of credit related to the Company’s industrial revenue bonds and $7,800,000 related to other miscellaneous standby letters of credit. After excluding the $41,481,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $252,935,000 remained available for cash borrowings.

Term Loan Facility — The Company entered into the senior secured term loan facility (“Term Loan Facility”) on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate as defined in the Term Loan Facility subject to a 1% floor plus 350 basis points per year or (b) the base rate as defined in the Term Loan Facility subject to a 2% floor plus 250 basis points per year. The Company’s weighted average effective interest rate, including fees, was 5.5% for fiscal 2018. As of March 3, 2018, the Company had $193,000,000 in borrowings under the Term Loan Facility with a carrying value of $190,495,000, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time. The fair value of the amount outstanding under the Term Loan Facility was approximately $183,833,000 as of March 3, 2018, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

The Term Loan Facility matures as follows (in thousands):

Fiscal Year	Amount
2019	$2,000
2020	2,000
2021	2,000
2022	187,000
Total	193,000
Debt Issuance Costs	(1,620)
Debt Discount	(885)
Total Debt	$190,495

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan to all of its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of 60 days. During fiscal 2018, 2017 and 2016, employees received a matching Company contribution on the first 5% of eligible compensation contributed, for a total Company contribution of up to 3%. Company contributions to the plan were $3,164,000, $2,958,000 and $2,823,000 in fiscal 2018, 2017 and 2016, respectively.

In addition, the Company offers non-qualified deferred compensation plans (“Non-Qualified Plans”) for the purpose of providing deferred compensation for certain employees. The Company's expense for the Non-Qualified Plans was $1,915,000, $2,347,000 and $13,000 for fiscal 2018, 2017 and 2016, respectively. The fiscal 2017 increase compared to fiscal 2016 was a result of higher earnings on deferrals. The Company has trusts established for the purpose of setting aside funds to settle certain obligations of the Non-Qualified Plans, and contributed $2,429,000 and used $3,909,000 to satisfy a portion of retirement obligations during fiscal 2018. The Company also contributed $1,375,000 and used $2,474,000 to satisfy a portion of retirement obligations during fiscal 2017. The trusts’ assets included investments and life insurance policies on the lives of former key executives. As of March 3, 2018 and February 25, 2017, the trusts’ investments had an aggregate value of $9,825,000 and $10,236,000, respectively. The investments were held primarily in mutual funds and are classified as other noncurrent assets. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for the restricted investments as trading securities. The life insurance policies held in the trusts are carried at fair value and were classified as other noncurrent assets. The policies had cash surrender values of $6,209,000 and $6,060,000, and death benefits of $11,392,000 and $11,373,000 as of March 3, 2018 and February 25, 2017, respectively. The trusts’ assets are restricted and may only be used to satisfy obligations to the Non-Qualified Plans’ participants.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. At the discretion of the Company’s Board of Directors, such policies could be contributed to the trusts described above or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans described below. The cash surrender value of the unrestricted policies was $14,077,000 and $13,739,000, and the death benefit was $20,388,000  and $20,246,000 as of March 3, 2018 and February 25, 2017, respectively. The cash surrender value of these policies is included in other noncurrent assets.

The Company maintains supplemental retirement plans for certain of its former executive officers. These plans provide that upon death, disability, reaching retirement age or certain termination events, a participant will receive benefits based on highest compensation, years of service and years of plan participation. The Company recorded expenses related to the plans of $1,214,000, $6,990,000 and $3,555,000 in fiscal 2018, 2017 and 2016, respectively. Fiscal 2017 included a curtailment charge related to revised defined benefit plan assumptions of $1,562,000 and a settlement expense of $1,868,000 as a result of the departure of the Company’s former Chief Executive Officer (“former CEO”).

These supplemental retirement plans are not funded and thus have no plan assets. However, a trust has been established for the purpose of setting aside funds to settle the plans’ obligations upon retirement or death of certain participants. The trust assets are consolidated in the Company’s financial statements and consist of interest bearing investments in the amount of $98,000 and $97,000 as of March 3, 2018 and February 25, 2017, respectively, which are included in other noncurrent assets. The investments are restricted and may only be used to satisfy retirement obligations to certain participants. The Company has accounted for the restricted investments as available-for-sale securities. During fiscal 2018, the Company contributed and used $23,653,000 to fund obligations for retirement benefits related to the departure of Company’s former CEO, who retired during fiscal 2017 and received payment during fiscal 2018. During fiscal 2017, the Company contributed $1,000,000 and used $935,000 to fund tax obligations for retirement benefits related to the departure of the Company’s former CEO. Any future contributions will be made at the discretion of the Company’s Board of Directors. Funds from the trust will be used to fund or partially fund benefit payments. The Company expects to pay $5,052,000 during fiscal 2019, $172,000 during fiscal 2020, $247,000 during fiscal 2021, $246,000 during fiscal 2022, $245,000 during fiscal 2023, and $1,200,000 during fiscal years 2024 through 2028 under the plans.

Measurement of obligations for the plans is calculated as of each fiscal year end. The following provides a reconciliation of benefit obligations and funded status of the plans as of March 3, 2018 and February 25, 2017 (in thousands):

	2018	2017
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$7,671	$28,191
Service cost	289	917
Interest cost	285	696
Actuarial loss	584	705
Benefits paid (including settlements)	(126)	(24,355)
Curtailment	81	1,517
Projected benefit obligation, end of year	$8,784	$7,671
Reconciliation of funded status:
Projected benefit obligation	$8,784	$7,671
Plan assets	—	—
Funded status	$(8,784)	$(7,671)
Accumulated benefit obligation	$(8,784)	$(7,671)
Amounts recognized in the balance sheets:
Current liability	$(5,052)	$(127)
Noncurrent liability	(3,732)	(7,544)
Accumulated other comprehensive loss, pre-tax	584	559
Net amount recognized	$(8,200)	$(7,112)
Cumulative other comprehensive income, net of taxes of $1,650 and $1,640 in fiscal 2018 and 2017, respectively	$(1,066)	$(1,081)
Weighted average assumptions used to determine:
Benefit obligation, end of year:
Discount rate	3.50%	3.75%
Lump-sum conversion discount rate	2.31%	3.00%
Rate of compensation increase	0.00%	3.00%
Net periodic benefit cost for years ended:
Discount rate	3.75%	2.75%
Lump-sum conversion discount rate	3.00%	3.50%
Rate of compensation increase	0.00%	0.00%

As of March 3, 2018, a lump sum retirement benefit of approximately $4,900,000 was payable under the Pier 1 Imports, Inc. Supplemental Retirement Plan. The lump sum distribution payment was included in the projected benefit obligation at fiscal 2018 year end and will be paid in fiscal 2019. The Company will record an estimated settlement expense of $326,000 during the first quarter of fiscal 2019 in connection with this benefit payment. At the end of fiscal 2017, the Company’s former CEO had earned an early retirement lump sum benefit of $24,228,000, which was included in other accrued liabilities at fiscal 2017 year end, and was paid in fiscal 2018.

Net periodic benefit cost included the following actuarially determined components during fiscal 2018, 2017 and 2016 as shown in the table below (in thousands). The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as a component of net periodic benefit cost.

	2018	2017	2016
Service cost	$289	$917	$1,468
Interest cost	285	696	634
Amortization of unrecognized prior service cost	30	45	59
Amortization of net actuarial loss	529	1,902	1,394
Settlement	—	1,868	—
Curtailment	81	1,562	—
Net periodic benefit cost	$1,214	$6,990	$3,555

As of March 3, 2018 and February 25, 2017, cumulative other comprehensive loss included amounts that had not been recognized as components of net periodic benefit cost related to prior service cost of zero and $30,000, and net actuarial loss of $584,000 and $529,000, respectively. During fiscal 2018, 2017 and 2016, $(584,000), $(705,000) and $(812,000), respectively, were recognized in other comprehensive income (loss) related to net actuarial loss for the period. The estimated net actuarial loss that will be amortized from cumulative other comprehensive loss into net periodic benefit cost in fiscal 2019 is $13,000.

NOTE 6 – MATTERS CONCERNING SHAREHOLDERS' EQUITY

Stock Incentive Plan — The Pier 1 Imports, Inc. 2015 Stock Incentive Plan (“2015 Plan”) was approved by the shareholders on June 25, 2015.  The aggregate number of shares available for issuance under the 2015 Plan included (i) a new authorization of 2,500,000 shares, plus (ii) 2,507,407 shares that remained available for grant under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”) as of June 25, 2015, increased by the number of shares subject to outstanding awards under the 2006 Plan as of June 25, 2015, which was 3,009,974 shares that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent that they are exercised for or settled in vested and non-forfeitable shares of common stock or that are withheld for payment of applicable employment taxes and/or withholding obligations of an award), plus (iii) 4,000,000 shares approved by the shareholders on June 22, 2017, in the First Amendment to the 2015 Plan, subject to adjustment in the event of stock splits and certain other corporate events. As of March 3, 2018, there were a total of 6,023,157 shares available for issuance under the 2015 Plan.

Equity awarded to President and Chief Executive Officer — Alasdair B. James joined the Company during the first quarter of fiscal 2018 as President and Chief Executive Officer (“CEO”) and received equity awards of stock options and restricted stock. A portion of the equity awards were granted as an employment inducement award and were not under the 2015 Plan. The stock options, valued at approximately $1,000,000 (based on the closing price of the Company’s common stock on the grant date and Black-Scholes modeling), have a ten-year term, an exercise price equal to $6.68, and will vest 25% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date, subject to Mr. James’ continued employment.

The restricted stock consisted of two grants. The first grant was time-based restricted stock valued at approximately $500,000 on the grant date that will cliff vest after three years. The second grant had a value of approximately $2,000,000 on the grant date with 25% of the grant being time-based shares that will vest 33%, 33%, and 34% each year over a three-year period beginning on the first anniversary of the award date, and 75% of the grant being performance-based shares that may vest following the end of fiscal 2020 if the Company achieves certain targeted levels of performance measures established in fiscal 2018. The performance-based shares are subject to an increase or decrease of 10% based on the total shareholder return of the Company compared to the peer group (“TSR Modifier”). The number of restricted shares awarded was based on a 30-day trailing average of the closing price of the Company’s common stock and vesting is subject to continued employment.

Restricted stock awarded to certain employees — During fiscal 2018, the Company awarded long-term incentive awards under the 2015 Plan to certain employees. Fiscal 2018 long-term incentive awards were comprised of restricted stock grants that were divided between time-based and performance-based awards. The time-based shares vest 33%, 33% and 34% each year over a three-year period beginning on the first anniversary of the award date provided that the participant is employed on the vesting date. The performance-based shares may vest following the end of fiscal 2020 if the Company achieves certain targeted levels of performance measures established in fiscal 2018. The performance-based shares are subject to the TSR Modifier described above. Vesting of the performance-based shares is conditioned upon the participant being employed on the date of filing of the Company’s fiscal 2020 Annual Report on Form 10-K with the Securities and Exchange Commission.

Restricted stock compensation expense — Compensation expense for restricted stock was $3,612,000, $8,180,000 and $4,978,000 in fiscal 2018, 2017 and 2016, respectively. Fiscal 2017 includes additional expense of $3,908,000 for the accelerated vesting of unvested restricted stock awards for the former CEO. In accordance with accounting guidelines, the Company expenses time-based shares over the requisite service period. For performance-based awards, expense is recognized based on the probability of the Company achieving performance targets. For fiscal 2018, 2017 and 2016 the target levels of performance measures were not achieved and all or a portion of eligible shares did not vest. As of March 3, 2018, there was $23,989,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of 1.5 years. The total fair value of restricted stock awards vested was $2,112,000, $3,671,000 and $2,510,000 in fiscal 2018, 2017 and 2016, respectively.

The Company realized a total tax benefit related to stock-based compensation of $736,000, $1,783,000 and $1,270,000 during fiscal years 2018, 2017 and 2016, respectively. For fiscal years 2017 and 2016, $312,000 and $585,000 were recorded as excess tax benefits, respectively. There was no excess tax benefit recorded for fiscal 2018. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

As of March 3, 2018 and February 25, 2017, the Company had 4,049,614 and 2,710,011 unvested shares of restricted stock outstanding, respectively. During fiscal 2018, 2,973,896 shares of restricted stock were awarded, 310,312 shares of restricted stock vested, and 1,323,981 shares of restricted stock were forfeited. The weighted average fair market value at the date of grant of the restricted stock shares awarded during fiscal 2018 was $6.27 per share.

Stock options — Options were granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Except for the stock options granted to the CEO described above, options currently exercisable issued under both the 2006 Plan and the 2015 Plan vest over a period of four years. Stock options have a term of ten years from the grant date and will be fully vested upon death, disability or retirement of the associate. The Compensation Committee of the Board of Directors serves as the administrative committee of the 2006 Plan and 2015 Plan and has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan and 2015 Plan).

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years is as follows:

			Weighted	Exercisable Shares
		Weighted	Average		Weighted
		Average	Fair Value		Average
		Exercise	at Date of	Number	Exercise
	Shares	Price	Grant	of Shares	Price
Outstanding at February 28, 2015	1,448,548	$8.09		1,419,712	$7.86
Options granted	15,500	14.04	$3.98
Options exercised	(77,500)	7.46
Options cancelled or expired	(176,000)	14.06
Outstanding at February 27, 2016	1,210,548	7.34		1,176,974	7.06
Options granted	23,000	6.99	2.85
Options exercised	(966,500)	6.71
Options cancelled or expired	(142,248)	10.57
Outstanding at February 25, 2017	124,800	8.50		107,800	8.22
Options granted	320,469	6.68	3.21
Options exercised	—	—
Options cancelled or expired	(40,000)	7.77
Outstanding at March 3, 2018	405,269	7.13		73,250	8.76

For options outstanding at March 3, 2018:			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Shares	Exercise Price-
	Total	Exercise	Life (in	Currently	Exercisable
Ranges of Exercise Prices	Shares	Price	years)	Exercisable	Shares
$4.24 — $6.59	19,500	$5.38	4.72	10,000	$4.24
$6.68 — $11.47	371,569	6.83	7.95	52,725	7.68
$14.04 — $23.19	14,200	17.43	5.94	10,525	18.43

As of March 3, 2018, the weighted average remaining contractual term for outstanding and exercisable options was 7.7 years and 1.4 years, respectively. There was no aggregate intrinsic value for outstanding or exercisable options at fiscal 2018 year end. The total intrinsic value of options exercised for fiscal years 2017 and 2016 was approximately $1,137,000 and $430,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised in fiscal year 2018.

At March 3, 2018, there was approximately $863,000 of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 4.1 years. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $197,000, $48,000 and $87,000 in fiscal 2018, 2017 and 2016, respectively.

Director deferred stock units — The 2015 Plan and certain prior plans authorize director deferred stock unit awards to non-employee directors. Directors can elect to defer all or a portion of their director's cash fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. There were 707,500 shares and 532,100 shares deferred, but not delivered, as of March 3, 2018 and February 25, 2017, respectively. During fiscal 2018, approximately 175,400 director deferred stock units were granted, no units were delivered and no units were cancelled. Compensation expense for the director deferred stock awards was $806,000, $834,000 and $800,000 in fiscal 2018, 2017 and 2016, respectively.

Stock purchase plan — Substantially all Company associates and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each associate may contribute up to 20% of the eligible portions of compensation, and non-employee directors may contribute up to 100% of their director compensation. The Company contributes an amount equal to 25% of the participant’s contributions. Company contributions to the plan were $351,000, $363,000 and $424,000 in fiscal years 2018, 2017 and 2016, respectively.

Preferred Stock — As of March 3, 2018, the Company’s restated certificate of incorporation authorized 20,000,000 shares of preferred stock having a par value of $1.00 per share to be issued. No such shares have been issued.

Dividends — The Company paid cash dividends of $22,294,000, $22,501,000 and $23,672,000 in fiscal years 2018, 2017 and 2016, respectively. On April 18, 2018, subsequent to year end, the Company announced that the Board of Directors had determined to discontinue the Company’s common stock dividend.

Shares reserved for future issuances — As of March 3, 2018, the Company had approximately 7,135,909 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units and shares available for future grant.

Share repurchase plan — The following table summarizes the Company’s total repurchases of its common stock under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”), for each of the last three fiscal years:

		Shares Purchased
Date Program Announced	Authorized Amount	Fiscal 2018	Fiscal 2017	Fiscal 2016	Weighted Average Cost		Remaining Available as of March 3, 2018
Apr. 10, 2014	$200,000,000	1,926,602	1,794,053	7,460,935	$10.58	(1)	$26,610,135

(1)	Represents weighted average cost for all share repurchases under the April 2014 program.

On April 18, 2018, subsequent to year end, the Company announced that the Board of Directors had determined to discontinue share repurchases at the present time under the April 2014 program.

NOTE 7 – INCOME TAXES

The components of income before taxes for each of the last three fiscal years, by tax jurisdiction, were as follows (in thousands):

	2018	2017	2016
Domestic	$13,882	$39,818	$54,887
Foreign	4,015	5,441	8,278
Income before income taxes	$17,897	$45,259	$63,165

The provision for income taxes for each of the last three fiscal years consisted of (in thousands):

	2018	2017	2016
Federal:
Current	$549	$30,062	$14,600
Deferred	5,742	(17,842)	2,352
State:
Current	(701)	3,491	2,248
Deferred	270	(1,803)	2,265
Foreign:
Current	411	1,222	2,066
Deferred	—	—	—
Total income tax provision	$6,271	$15,130	$23,531

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Tax Act revised many aspects of the U.S. corporate income tax including, but not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a limitation on the deductibility of net interest expense and a 100% immediate deduction for certain new investments placed in service before 2023, and the modification or repealing of many business deductions and credits including the limitation on deductions for certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code. SEC Staff Accounting Bulletin (“SAB”) 118 allows the Company to provide a provisional estimate of the impact of the Tax Act due to the complexities involved in accounting for its enactment. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes.

Since the Company has a fiscal year rather than a calendar year, it is subject to a blended U.S. corporate income tax rate of 32.7% for fiscal year 2018. The Company made a provisional estimate of the remeasurement of its federal deferred tax assets and liabilities at the new lower U.S. corporate income tax rate and recorded a non-cash tax benefit of $323,000. The differences between income taxes at the statutory federal income tax rate of 32.7% in fiscal 2018, and 35% in fiscal 2017 and 2016, and income tax reported in the consolidated statements of operations were as follows (in thousands):

	2018	2017	2016
Tax provision at statutory federal income tax rate	$5,852	$15,841	$22,108
State income taxes, net of federal provision (benefit)	664	352	2,488
Change in valuation allowance	263	168	232
Foreign income taxes	411	1,222	2,066
Foreign and other tax credits	(772)	(2,161)	(4,924)
Non-deductible penalty	1,021	40	39
Provisional remeasurement of U.S. federal deferred tax assets and liabilities	(323)	—	—
Share-based compensation shortfall	436	—	—
Uncertain tax positions	(1,482)	825	578
Other, net	201	(1,157)	944
Provision for income taxes	$6,271	$15,130	$23,531
Effective tax rate	35.0%	33.4%	37.3%

In accordance with SAB 118, the Company has determined that the $323,000 deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate at March 3, 2018. Any subsequent adjustment to this amount, if necessary, will be recorded in tax expense in fiscal 2019 when the analysis is complete.

Deferred tax assets and liabilities at March 3, 2018 and February 25, 2017, were comprised of the following (in thousands):

	2018	2017
Deferred tax assets:
Deferred compensation	$9,707	$23,692
Accrued average rent	9,764	14,130
Self insurance reserves	7,857	11,719
Cumulative foreign currency translation	1,588	3,316
Deferred revenue and revenue reserves	3,584	5,224
Foreign and other tax credits	1,822	2,655
Other	3,650	4,033
Total deferred tax assets	$37,972	$64,769
Deferred tax liabilities:
Properties and equipment, net	$(14,070)	$(24,084)
Inventory	(13,578)	(18,613)
Store supplies	(2,393)	(3,629)
Deferred gain on debt repurchase	(2,199)	(7,342)
Other	(957)	(1,082)
Total deferred tax liabilities	$(33,197)	$(54,750)
Valuation allowance	$(1,308)	$(822)
Net deferred tax assets (1)	$3,467	$9,197

(1)	For fiscal 2018 and 2017, state deferred tax assets were $4,354 and $4,590, respectively, and federal deferred tax assets were $0 and $4,607, respectively.

Deferred tax assets related to state net operating losses at March 3, 2018 and February 25, 2017, were $472,000 and $236,000, respectively. State loss carryforwards vary as to the carryforward period and will expire from fiscal 2020 through fiscal 2034. Deferred tax assets related to state tax credits at March 3, 2018 and February 25, 2017, were $1,822,000 and $1,512,000, respectively. State tax credit carryforwards vary as to the carryforward period and will expire from fiscal 2024 through fiscal 2038. The Company believes that it is not more likely than not that the benefit from certain state tax credits will be realized. Accordingly, the Company has provided a valuation allowance of $1,308,000 and $822,000 with respect to the deferred tax assets relating to these state tax credits as of March 3, 2018 and February 25, 2017, respectively.

The Company is subject to taxation in the United States and various state, provincial, local and foreign (primarily Canadian) jurisdictions. With few exceptions, as of fiscal 2018, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2015. Certain tax years prior to fiscal 2015 are subject to examination by certain state and foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits — beginning balance	$6,990	$2,551	$765
Gross increases — tax positions in current period	219	4,643	231
Gross increases — tax positions in prior period	47	225	1,862
Gross decreases — tax positions in prior period	(2,065)	(320)	(60)
Settlements	—	(83)	(81)
Expiration of statute of limitations	(285)	(26)	(166)
Unrecognized tax benefits — ending balance	$4,906	$6,990	$2,551

As of March 3, 2018 and February 25, 2017, the Company had total unrecognized tax benefits of $4,906,000 and $6,990,000, respectively, the majority of which would, if recognized, affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to state income tax settlements.

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in SG&A expenses. The Company recorded expenses for tax interest and penalties, net of refunds, of $118,000, $142,000 and $286,000 in fiscal 2018, 2017 and 2016, respectively. The Company had accrued penalties and interest of $602,000 and $379,000 at March 3, 2018 and February 25, 2017, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases - At March 3, 2018, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income
2019	$232,542	$1,309
2020	203,744	1,326
2021	172,689	1,380
2022	144,424	1,404
2023	111,379	1,028
Thereafter	212,342	1,975
Total lease commitments	$1,077,120	$8,422

Rental expense, which includes distribution and fulfillment center space and corporate headquarters, was $261,889,000, $264,735,000 and $269,540,000 in fiscal 2018, 2017 and 2016, respectively. These amounts include contingent rentals of $238,000, $223,000 and $400,000, based upon a percentage of sales, and net of sublease incomes totaling $1,199,000, $646,000 and $322,000 in fiscal 2018, 2017 and 2016, respectively.

Legal matters — Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On November 22, 2017, the Company filed a motion to dismiss the amended complaint. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

During fiscal years 2018, 2017, and 2016, there were various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operation of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against the consolidated class action described in the first paragraph in this section Legal matters and liability insurance against most of the other matters noted in this paragraph. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

NOTE 9 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended March 3, 2018 and February 25, 2017, are set forth below (in thousands except per share amounts):

	Quarter Ended
Fiscal 2018	5/27/2017	8/26/2017	11/25/2017	3/3/2018 (1)
Net sales	$409,525	407,607	469,161	512,229
Gross profit	$151,597	140,164	176,676	189,713
SG&A expenses	$140,195	138,087	150,395	148,201
Operating income (loss)	$(2,321)	(11,340)	13,448	27,882
Net income (loss)	$(2,986)	(7,823)	7,381	15,054
Average shares outstanding — basic	81,080	80,350	79,658	79,835
Average shares outstanding — diluted	81,080	80,350	79,658	79,854
Basic earnings (loss) per share	$(0.04)	(0.10)	0.09	0.19
Diluted earnings (loss) per share	$(0.04)	(0.10)	0.09	0.19

	Quarter Ended
Fiscal 2017	5/28/2016	8/27/2016	11/26/2016	2/25/2017
Net sales	$418,370	405,823	475,901	528,352
Gross profit	$148,967	145,036	196,393	206,912
SG&A expenses	$142,724	135,777	160,833	148,509
Operating income (loss)	$(7,808)	(4,339)	22,253	44,756
Net income (loss)	$(6,020)	(4,069)	13,577	26,641
Average shares outstanding — basic	81,663	80,437	80,680	80,898
Average shares outstanding — diluted	81,663	80,437	80,683	81,156
Basic earnings (loss) per share	$(0.07)	(0.05)	0.17	0.33
Diluted earnings (loss) per share	$(0.07)	(0.05)	0.17	0.33

(1)	The quarter ended March 3, 2018 consisted of 14 weeks, compared to 13 weeks for the quarter ended February 25, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is (b) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 3, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013). Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of March 3, 2018. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of March 3, 2018, as stated in their report which is included in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2018 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pier 1 Imports, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Pier 1 Imports, Inc. (the “Company“) as of March 3, 2018 and February 25, 2017, the related consolidated statements of operations, comprehensive income, shareholders‘ equity, and cash flows, for each of the three years in the period ended March 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated May 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Fort Worth, Texas

May 1, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this Item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Proposal No. 1 — Election of Directors” set forth in the Company's Proxy Statement for its 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2018 Proxy Statement.

Information regarding the Company’s audit committee financial experts and code of ethics and business conduct required by this Item is incorporated by reference to the section entitled “Governance” set forth in the 2018 Proxy Statement.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections entitled “Compensation” and “Governance” set forth in the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Share Ownership – Security Ownership of Directors and Executive Officers,” the section entitled “Share Ownership – Security Ownership of Certain Beneficial Owners,” the table entitled “Compensation – Outstanding Equity Awards Table for the Fiscal Year Ended March 3, 2018,” and the table entitled “Equity Compensation Plan Information” set forth in the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation – Compensation Committee Interlocks and Insider Participation” and the section entitled “Governance – Director Independence and Related Person Transactions” set forth in the 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees” and the section entitled “Pre-approval of Non-audit Fees” set forth in Proposal No. 3 of the 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of consolidated financial statements, schedules and exhibits filed as part of this report.
1.	Financial Statements.

2.	Financial Statement Schedules.

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

3.	Exhibits.

Exhibit No.	Description

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

10.3.2*

Participation Agreement Amendment dated April 20, 2008, by and between Gregory S. Humenesky and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.3.6 to the Company's Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

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

10.5.1

Second Amended and Restated Credit Agreement, dated June 2, 2017, among Pier 1 Imports (U.S.), Inc., Bank of America, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association as joint lead arrangers and joint lead bookrunners, various other agents and the lenders party thereto, and the facility guarantors party thereto, incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.6*	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

10.6.1*

Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

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

10.7.1*	Form of Non-Qualified Stock Option Agreement for an Employee Participant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 23, 2006 (File No. 001-07832).

10.7.2*	Form of Restricted Stock Award Agreement – October 16, 2014 Time-Based Award, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2014 (File No. 001-07832).

10.7.3*	Form of Restricted Stock Award Agreement – April 10, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 16, 2015 (File No. 001-07832).

10.7.4*	Form of Restricted Stock Award Agreement – May 11, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 15, 2015 (File No. 001-07832).

10.7.5*

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

10.8.2*

Pier 1 Imports Non-Employee Director Compensation Plan, as amended March 25, 2008, incorporated herein by reference to Exhibit 10.16.2 to the Company's Form 10-K for the year ended March 1, 2008 (File No. 001-07832).

10.8.3*

Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended December 15, 2008, incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

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

10.8.8*

Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended June 22, 2017, incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.8.9*+	Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended effective June 26, 2018, filed herewith.

Exhibit No.	Description

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

10.10.1*

First Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated October 6, 2008, incorporated herein by reference to Exhibit 10.19.4 to the Company's Form 10-Q for the quarter ended August 30, 2008 (File No. 001-07832).

10.10.2**

Second Amendment to Non-Qualified Stock Option Agreement between Alexander W. Smith and Pier 1 Imports, Inc. dated January 9, 2017, incorporated herein by reference to Exhibit 10.10.2 to the Company’s Form 10-K for the year ended March 3, 2018 (File No. 001-07832).

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

10.12.8

Eighth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 26, 2017 (File No. 001-07832).

10.13*

Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 29, 2008  (File No. 001-07832).

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

10.14.2*

Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 2, effective January 1, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 25, 2017 (File No. 001-07832).

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

10.15.1

First Amendment to the Private Label Credit Card Plan Agreement between Comenity Bank, formerly known as World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated November 13, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 25, 2017 (File No. 001-07832).

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

10.18*	Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2015 (File No. 001-07832).

10.18.1*

First Amendment to Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), dated June 22, 2017, incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.18.2*+	Second Amendment to Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), dated April 5, 2018, filed herewith.

10.18.3*	Form of Restricted Stock Award Agreement – July 27, 2015 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.18.4*

Form of Restricted Stock Award Agreement – July 27, 2015 Performance-Based Award, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.18.5*

Form of Restricted Stock Award Agreement – July 27, 2015 Performance-Based Award (“TSR”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 31, 2015 (File No. 001-07832).

10.18.6*	Form of Restricted Stock Award Agreement – April 15, 2016 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2016 (File No. 001-07832).

10.18.7*	Form of Restricted Stock Award Agreement – May 24, 2016 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).
10.18.8*

Form of Restricted Stock Award Agreement – May 24, 2016 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

10.18.9*	Form of Restricted Stock Award Agreement – April 14, 2017 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.18.10*

Form of Restricted Stock Award Agreement – April 14, 2017 Performance-Based Award (“EBITDA”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.18.11*

Form of Restricted Stock Award Agreement – April 14, 2017 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.18.12*

Restricted Stock Award Agreement – May 1, 2017 Time-Based Award, between Terry E. London and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

Exhibit No.	Description

10.18.13*	Form of Retention Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

10.19*

Letter regarding employment dated March 28, 2017 between Alasdair James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 3, 2017 (File No. 001-07832).

10.19.1*

Executive Severance Agreement dated March 30, 2017 between Alasdair James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 3, 2017 (File No. 001-07832).

10.19.2*

Non-Qualified Stock Option Agreement Pursuant to the Pier 1 Imports, Inc. 2015 Stock Incentive Plan, dated May 2, 2017, between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.19.3*

Pier 1 Imports, Inc. Non-Qualified Stock Option Agreement, dated May 2, 2017, between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.19.4*

Restricted Stock Award Agreement - May 2, 2017 Time-Based Award (Ratable Vest), between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.19.5*

Restricted Stock Award Agreement - May 2, 2017 Time-Based Award (Cliff Vest), between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.19.6*

Restricted Stock Award Agreement – May 2, 2017 Performance-Based Award (“EBITDA”), between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.19.7*

Restricted Stock Award Agreement – May 2, 2017 Performance-Based Award (“ROIC”), between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.20*

Letter regarding employment dated December 29, 2017 between Nancy A. Walsh and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2018 (File No. 001-07832).

10.20.1*

Restricted Stock Award Agreement dated January 25, 2018, between Nancy A. Walsh and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 31, 2018 (File No. 001-07832).

10.20.2*

Executive Severance Agreement dated January 25, 2018, between Nancy A. Walsh and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 31, 2018 (File No. 001-07832).

21+	Subsidiaries of the Company.

23+	Consent of Ernst & Young LLP.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contracts and Compensatory Plans
+	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: May 1, 2018	By:	/s/ Alasdair B. James
Alasdair B. James, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. London	Director, Chairman of the Board	May 1, 2018
Terry E. London

/s/ Alasdair B. James	Director, President and	May 1, 2018
Alasdair B. James	Chief Executive Officer

/s/ Nancy A. Walsh	Executive Vice President and	May 1, 2018
Nancy A. Walsh	Chief Financial Officer

/s/ Darla D. Ramirez	Principal Accounting Officer	May 1, 2018
Darla D. Ramirez

/s/ Claire H. Babrowski	Director	May 1, 2018
Claire H. Babrowski

/s/ Cheryl A. Bachelder	Director	May 1, 2018
Cheryl A. Bachelder

/s/ Robert L. Bass	Director	May 1, 2018
Robert L. Bass

/s/ Hamish A. Dodds	Director	May 1, 2018
Hamish A. Dodds

/s/ Brendan L. Hoffman	Director	May 1, 2018
Brendan L. Hoffman

/s/ Cynthia P. McCague	Director	May 1, 2018
Cynthia P. McCague

/s/ Michael A. Peel	Director	May 1, 2018
Michael A. Peel

/s/ Ann M. Sardini	Director	May 1, 2018
Ann M. Sardini