Form 10-Q
period 2018-06-02
PIER 1 IMPORTS INC/DE
filed 2018-07-11
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 001-07832

PIER 1 IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1729843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Pier 1 Place, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip code)

(817) 252-8000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 6, 2018, there were outstanding 85,674,803 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases, in presentations and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the impact of initiatives implemented in connection with the Company’s Pier 1 2021: A New Day three-year strategic plan; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to implement planned cost control measures; risks related to U.S. import policy; changes in foreign currency values relative to the U.S. dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences and to source, ship and deliver items of acceptable quality to its U.S. distribution and fulfillment centers, stores and customers at reasonable prices and rates in a timely fashion; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the U.S. economy and its impact on consumer confidence and spending; disruptions in the Company’s domestic supply chain or e‑Commerce website; failure to successfully manage and execute the Company’s marketing initiatives; negative impacts from failure to control merchandise returns and recalls; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; competition; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; litigation risks; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; adverse effects from changes in U.S. policy related to imported merchandise; risks related to insufficient cash flows and access to capital; disruption in the global credit and equity markets; factors beyond the Company’s control, including general economic and market conditions, fluctuations in the Company’s financial condition or other factors that could affect the stock price; and risks related to activist shareholders. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 3, 2018, as filed with the SEC.

PART I

Item 1. Financial Statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	13 Weeks Ended
	June 2,	May 27,
	2018	2017
Net sales	$371,864	$409,525
Cost of sales	251,725	257,928
Gross profit	120,139	151,597
Selling, general and administrative expenses	138,580	140,195
Depreciation	12,900	13,723
Operating loss	(31,341)	(2,321)
Nonoperating (income) and expenses:
Interest, investment income and other	(317)	(570)
Interest expense	3,550	3,048
	3,233	2,478
Loss before income taxes	(34,574)	(4,799)
Income tax benefit	(6,071)	(1,813)
Net loss	$(28,503)	$(2,986)
Loss per share:
Basic	$(0.36)	$(0.04)
Diluted	$(0.36)	$(0.04)
Dividends declared per share	$—	$0.07
Average shares outstanding during period:
Basic	80,187	81,080
Diluted	80,187	81,080

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	13 Weeks Ended
	June 2,	May 27,
	2018	2017
Net loss	$(28,503)	$(2,986)
Other comprehensive income (loss)
Foreign currency translation adjustments	(229)	(835)
Pension adjustments	332	(57)
Other comprehensive income (loss)	103	(892)
Comprehensive loss, net of tax	$(28,400)	$(3,878)

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 2,	March 3,	May 27,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $121,392, $115,456 and $152,978, respectively	$156,757	$135,379	$161,625
Accounts receivable, net	23,513	22,149	24,723
Inventories	329,747	347,440	418,424
Prepaid expenses and other current assets	48,136	48,794	31,464
Total current assets	558,153	553,762	636,236
Properties and equipment, net of accumulated depreciation of $567,522, $554,477 and $519,016, respectively	170,662	178,767	181,390
Other noncurrent assets	44,350	39,790	42,467
	$773,165	$772,319	$860,093
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,531	$71,279	$98,517
Gift cards and other deferred revenue	48,247	55,281	62,987
Accrued income taxes payable	3,048	2,301	25,635
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	124,523	106,268	129,330
Total current liabilities	264,349	237,129	318,469
Long-term debt	197,608	197,906	198,781
Other noncurrent liabilities	54,420	59,714	62,085
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	180,525	168,424	157,760
Retained earnings	704,749	726,232	728,268
Cumulative other comprehensive loss	(7,374)	(7,477)	(8,306)
Less -- 42,758,000, 41,974,000 and 40,208,000 common shares in treasury, at cost, respectively	(621,237)	(609,734)	(597,089)
Total shareholders' equity	256,788	277,570	280,758
	$773,165	$772,319	$860,093

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	June 2,	May 27,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,503)	$(2,986)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	14,897	15,786
Stock-based compensation expense	310	1,100
Deferred compensation, net	751	750
Deferred income taxes	(7,705)	(1,216)
Other	(64)	382
Changes in cash from:
Inventories	17,625	(17,448)
Prepaid expenses and other assets	1,064	(1,142)
Accounts payable and other liabilities	34,196	34,129
Accrued income taxes payable, net of payments	667	(423)
Net cash provided by operating activities	33,238	28,932
Cash flows from investing activities:
Capital expenditures	(12,159)	(13,567)
Proceeds from disposition of properties	36	—
Proceeds from sale of restricted investments	1,279	1,164
Purchase of restricted investments	(636)	(526)
Net cash used in investing activities	(11,480)	(12,929)
Cash flows from financing activities:
Cash dividends	—	(5,646)
Purchases of treasury stock	—	(2,827)
Stock purchase plan and other, net	288	135
Repayments of long-term debt	(500)	(500)
Net cash used in financing activities	(212)	(8,838)
Effect of exchange rate changes on cash	(168)	—
Change in cash and cash equivalents	21,378	7,165
Cash and cash equivalents at beginning of period	135,379	154,460
Cash and cash equivalents at end of period	$156,757	$161,625

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance March 3, 2018	83,258	$125	$168,424	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(28,503)	—	—	(28,503)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive income	—	—	—	—	103	—	103
Stock-based compensation expense	(882)	—	14,285	—	—	(13,975)	310
Stock purchase plan and other	98	—	(2,184)	—	—	2,472	288
Balance June 2, 2018	82,474	$125	$180,525	$704,749	$(7,374)	$(621,237)	$256,788

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. Fiscal 2019 consists of a 52-week year ending on March 2, 2019. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. The results of operations for the 13 weeks ended June 2, 2018 and May 27, 2017, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of June 2, 2018, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Outstanding stock options and shares of unvested restricted stock totaling 1,278,141 and 1,783,047 were excluded from the computation of diluted loss per share for the 13 weeks ended June 2, 2018 and May 27, 2017, respectively, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	13 Weeks Ended
	June 2,	May 27,
	2018	2017
Net loss	$(28,503)	$(2,986)
Weighted average shares outstanding:
Basic	80,187	81,080
Effect of dilutive stock options	—	—
Effect of dilutive restricted stock	—	—
Diluted	80,187	81,080
Loss per share:
Basic	$(0.36)	$(0.04)
Diluted	$(0.36)	$(0.04)

NOTE 2 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility with a $150,000,000 accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $264,056,000 as of June 2, 2018. The Company had no cash borrowings and $40,881,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $223,175,000 remaining available for cash borrowings, all as of June 2, 2018.

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

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of June 2, 2018, March 3, 2018 and May 27, 2017, the Company had $192,500,000, $193,000,000 and $194,500,000 outstanding, respectively, under the Term Loan Facility with carrying values of $190,195,000, $190,495,000 and $191,378,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $179,628,000 as of June 2, 2018, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

NOTE 3 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

For the 13 weeks ended June 2, 2018 and May 27, 2017, the Company recorded compensation expense related to restricted stock of $259,000 and $1,069,000, respectively. As of June 2, 2018, there was approximately $15,893,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 1.5 years if certain performance targets are achieved.

NOTE 4 – INCOME TAX

The income tax benefit for the first quarter of fiscal 2019 was $6,071,000, compared to $1,813,000 during the same period in the prior fiscal year. The increase in the income tax benefit was primarily due to the Company’s higher pre-tax loss generated in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2019 was 17.6%, compared to 37.8% in the same period during fiscal 2018. The lower effective tax rate for the first quarter of fiscal 2019 primarily relates to the lower statutory federal tax rate enacted by the 2017 Tax Cuts and Jobs Act (“Tax Act”). The statutory federal rate was 21% for the first quarter of fiscal 2019, compared to 35% for the first quarter of fiscal 2018. The effective tax rate of 17.6% for the first quarter of fiscal 2019 was lower than the statutory federal rate of 21% primarily due to certain executive compensation that is no longer deductible under changes made to Section 162(m) by the Tax Act and tax expense recorded for share-based compensation pursuant to Accounting Standards Codification (“ASC”) 718. As a result of the Company’s net loss in the first quarter of fiscal 2019, the non-deductible compensation under Section 162(m) and the income tax expense recorded for tax shortfalls under ASC 718 lowered the effective tax rate.

As of June 2, 2018, the Company had total unrecognized tax benefits of $4,810,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On June 25, 2018, the court granted the Company’s motion to dismiss the amended complaint, with prejudice. It is not known whether the plaintiffs will appeal this ruling. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Product Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. The CPSC has responded to the Company’s letter and generally declined to accept the Company’s position. The Company expects to enter settlement discussions with the CPSC during fiscal 2019. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While we anticipate that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

The Company is a defendant in lawsuits pending in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits seek unspecified monetary damages, injunctive relief and attorneys’ fees. The Company sought to settle these cases on terms favorable to the Company in view of the claims made, the continuing cost of litigation and an assessment of the risk of an adverse trial court or appellate decision. The Company has settled or agreed to settle the pending cases, subject to completion of associated procedural requirements. The Company does not believe any reasonably foreseeable resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

NOTE 6 – NEW ACCOUNTING STANDARDS

Accounting Standards — Recently Adopted

ASU 2014-09 — Revenue from Contracts with Customers (Topic 606)

Revenue Recognition — The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in the first quarter of fiscal 2019, using the modified retrospective approach. As a result, the Company recorded a cumulative adjustment to increase retained earnings and decrease gift cards and other deferred revenue by $9,444,000 ($7,020,000, net of tax) related to the acceleration in the timing of recognizing gift card breakage revenue. The Company will now recognize gift card breakage revenue over the expected redemption period rather than when the likelihood of redemption is remote.

Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The new standard required a change in the presentation of the reserve on the consolidated balance sheet, which was previously recorded net of the value of returned merchandise, but will now be presented on a gross basis. During the first quarter of fiscal 2019, the Company recorded an adjustment of $2,216,000 to present the reserve on a gross basis, with an offset recorded to other current assets. The gross reserve for estimated merchandise returns at June 2, 2018 was $5,457,000. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the 13 weeks ended June 2, 2018 and May 27, 2017 were as follows (in thousands):

	13 Weeks Ended
	June 2,	May 27,
	2018	2017
Retail sales	$368,993	$406,663
Other (1)	2,871	2,862
Net sales	$371,864	$409,525

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a "store within a store" format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns, as well as gift card breakage.

ASU 2016-15 — Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019 with retrospective application. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU 2016-16 — Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019 with modified retrospective application. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU 2016-18 — Statement of Cash Flows (Topic 230) — Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019 with retrospective application. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU 2017-07 — Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires the service cost component of the net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization. Other components will be presented separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019. The guidance on the presentation of the components of net periodic benefit cost requires retrospective application. The guidance limiting the capitalization of net periodic benefit cost requires prospective application. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU 2017-09 — Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounting Standards — Pending Adoption:

ASU 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. Under ASU 2016-02, lessees will be required to recognize most leases on the balance sheet; therefore, ASU 2016-02 is expected to have a material impact on the Company’s consolidated balance sheets. ASU 2016-02 is effective for the Company beginning in fiscal 2020. The Company plans to adopt this standard in fiscal 2020. ASU 2016-02 must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company is continuing to evaluate the impact of the adoption of ASU 2016-02 on its financial statements.

ASU 2018-02 — Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the remeasurement of deferred taxes to reflect the lower federal income tax rate enacted as part of the Tax Act. ASU 2018-02 requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption in any period is permitted. ASU 2018-02 can be applied either retrospectively or in the period of adoption. ASU 2018-02 is effective for the Company beginning in fiscal 2020. The Company is evaluating the impact of the adoption of ASU 2018-02 on its financial statements, but does not expect it to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of March 3, 2018, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

MANAGEMENT OVERVIEW

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. Fiscal 2019 consists of a 52-week year ending on March 2, 2019. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. The results of operations for the 13 weeks ended June 2, 2018 and May 27, 2017, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of June 2, 2018, the Company operated 997 stores in the U.S. and Canada.

The Company announced its three-year strategic plan, Pier 1 2021: A New Day on April 19, 2018, which is designed to improve the Company’s brand proposition, drive sales growth and capture operating efficiencies. Under Pier 1 2021: A New Day, the Company will be focused on:

Improving brand proposition by segmenting the marketplace and focusing on targeted consumer groups, refining merchandise assortments, delivering value in order to better fit the customer’s style and create ease of shopping;

Driving sales growth through new marketing strategies focusing on content, digital communications and customer experience, improving the shopping experience and leveraging and strengthening the Company’s omni-channel platform; and

Capturing operating efficiencies through initiatives that include pricing and promotion, inventory reduction, sourcing, supply chain improvements and real estate optimization.

In fiscal 2019, the Company plans to invest in the tools and resources needed to execute against the plan, which is expected to result in a net loss for the year. Capital investment in fiscal 2019 is expected to total $60 million, which includes approximately $45 million of expenditures for Pier 1 2021: A New Day, primarily deployed toward information technology, supply chain and stores. During the first quarter of fiscal 2019, the Company utilized $12.2 million for capital expenditures, which was deployed toward technology and infrastructure initiatives, distribution and fulfillment centers, and stores. The Company also plans to make investments in selling, general and administrative (“SG&A”) expenditures in fiscal 2019 in the areas of marketing, corporate services and facilities planning and store operations. The investments in both capital and SG&A are expected to help drive sales growth and increased profitability in fiscal 2020 and 2021. Profit improvement through increased efficiencies, improved productivity and managed expenses will be important to the three-year strategic plan.

During the first quarter of fiscal 2019, net sales decreased 9.2% from the prior year first quarter, and company comparable sales decreased 8.2%. Gross profit for the first quarter of fiscal 2019 was $120.1 million, or 32.3% of sales, compared to $151.6 million, or 37.0% of sales, in the same period last year, a decrease of 470 basis points. This decrease reflects lower merchandise margin, as well as 170 basis points of deleverage on store occupancy due to lower sales. The year-over-year decline in merchandise margin is primarily attributable to planned pricing strategies implemented during first quarter of fiscal 2019 and increased promotional discounts, as well as higher supply chain costs. The Company anticipates continued pressure on gross margin through the second quarter of fiscal 2019 with some easing in the second half of the year.

Operating loss for the first quarter of fiscal 2019 was $31.3 million, or (8.4%) of sales, compared to an operating loss of $2.3 million, or (0.6%) of sales, for the same period in the prior year. For the first quarter of fiscal 2019, the Company reported a net loss of $28.5 million, or ($0.36) per share, compared to a net loss of $3.0 million, or ($0.04) per share for the first quarter of fiscal 2018. EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of fiscal 2019 was ($18.7) million, compared to $11.6 million in the first quarter of fiscal 2018. See “Reconciliation of Non-GAAP Financial Measures” below.

The Company is on track to close approximately 20 to 25 stores by the end of fiscal 2019. These closures are consistent with, and a part of, the Company’s three-year strategic plan, Pier 1 2021: A New Day, announced on April 19, 2018.

On April 18, 2018, the Company announced that the Board of Directors had determined to discontinue the Company’s common stock dividend. The Board of Directors also determined to discontinue share repurchases under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”). These actions are expected to allow the allocation of greater resources toward implementing the Company’s Pier 1 2021: A New Day three-year strategic plan.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	13 Weeks Ended
	June 2,	May 27,
Key Performance Indicators	2018	2017
Total sales decline	(9.2%)	(2.1%)
Company comparable sales decline	(8.2%)	(0.2%)
Gross profit as a % of sales	32.3%	37.0%
Selling, general and administrative expenses as a % of sales	37.3%	34.2%
Operating loss as a % of sales	(8.4%)	(0.6%)
Net loss (in millions)	$(28.5)	$(3.0)
Net loss as a % of sales	(7.7%)	(0.7%)
EBITDA (in millions) (1)	$(18.7)	$11.6
EBITDA as a % of sales	(5.0%)	2.8%
Total retail square footage (in thousands)	7,887	8,031

(1)	See "Reconciliation of Non-GAAP Financial Measures."

Company Comparable Sales Calculation — The company comparable sales calculation includes all in-store sales, including orders placed online inside the store, provided that the store was open prior to the beginning of the preceding fiscal year and was still open at period end. In addition, company comparable sales include all orders placed online outside of a store. Remodeled or relocated stores are included if they meet specific criteria. Those criteria include the following: the new store is within a specified distance serving the same market, no significant change in store size, and no significant overlap or gap between the store closing and reopening. Such stores are included in the company comparable sales calculation in the first full month after the reopening. If a relocated or remodeled store does not meet the above criteria, it is excluded from the calculation until it meets the Company’s established definition as described above.

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales for the first quarter of fiscal 2019 were $371.9 million, a decrease of 9.2%, compared to $409.5 million for the first quarter of fiscal 2018. At the end of the first quarter of fiscal 2019, the Company operated 19 fewer stores than at the end of the first quarter of fiscal 2018. Company comparable sales for the first quarter of fiscal 2019 decreased 8.2%, compared to the same period last year. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the first quarter of fiscal 2019, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, positively impacted net sales and company comparable sales by approximately 20 basis points. Sales on the Pier 1 credit card comprised 35.9% of U.S. sales for the trailing twelve months ended June 2, 2018, compared to 36.9% for the comparable period in fiscal 2018. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the 13 weeks ended May 27, 2017	$409,525
Incremental sales growth (decline) from:
Company comparable sales	(33,139)
New stores opened during fiscal 2019	—
Stores opened during fiscal 2018	987
Closed stores and other	(5,509)
Net sales for the 13 weeks ended June 2, 2018	$371,864

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2019 to the number open at the end of the first quarter is as follows:

	United States	Canada	Total
Open at March 3, 2018	928	75	1,003
Openings	—	—	—
Closings	(4)	(2)	(6)
Open at June 2, 2018	924	73	997

Gross Profit — In the first quarter of fiscal 2019, gross profit was $120.1 million, or 32.3% of sales, compared to $151.6 million, or 37.0% of sales, for the same period last year, a decrease of 470 basis points. This decrease reflects lower merchandise margin, as well as 170 basis points of deleverage on store occupancy due to lower sales. The year-over-year decline in merchandise margin is primarily attributable to planned pricing strategies implemented during the first quarter of fiscal 2019 and increased promotional discounts, as well as higher supply chain costs. The Company anticipates continued pressure on gross margin through the second quarter of fiscal 2019 with some easing in the second half of the year.

SG&A Expenses, Depreciation and Operating Loss — In the first quarter of fiscal 2019, SG&A expenses were $138.6 million, or 37.3% of sales, compared to $140.2 million, or 34.2% of sales, for the same period in fiscal 2018. For the first quarter of fiscal 2019, reductions in marketing expenses were partially offset by increases in other SG&A. SG&A expenses are summarized in the table below (in millions):

	13 Weeks Ended
	June 2, 2018		May 27, 2017
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$56.6	15.2%	$56.1	13.7%
Operational expenses	20.6	5.5%	20.6	5.0%
Marketing	26.5	7.1%	29.5	7.2%
Other selling, general and administrative	34.9	9.4%	34.0	8.3%
Total selling, general and administrative	$138.6	37.3%	$140.2	34.2%

Depreciation expense for the first quarter of fiscal 2019 was $12.9 million, compared to $13.7 million in the same period last year. The decrease was primarily due to certain assets becoming fully depreciated, partially offset by capital expenditure additions.

Operating loss for the first quarter of fiscal 2019 was $31.3 million, or (8.4%) of sales, compared to operating loss of $2.3 million, or (0.6%) of sales, for the same period last year.

Income Taxes — The income tax benefit for the first quarter of fiscal 2019 was $6.1 million, compared to $1.8 million during the same period in the prior fiscal year. The increase in the income tax benefit from the first quarter of fiscal 2018 was due to the Company’s higher pre-tax loss generated in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2019 was 17.6%, compared to 37.8% for the same period during fiscal 2018. The lower effective tax rate for the first quarter of fiscal 2019 was primarily due to the lower statutory federal tax rate enacted by the 2017 Tax Cuts and Jobs Act (“Tax Act”). The statutory federal rate was 21% for the first quarter of fiscal 2019, compared to 35% for the first quarter of fiscal 2018. The effective tax rate of 17.6% for the first quarter of fiscal 2019 was lower than the statutory federal rate of 21% primarily due to certain executive compensation that is no longer deductible under changes made to Section 162(m) by the Tax Act and tax expense recorded for share-based compensation pursuant to Accounting Standards Codification (“ASC”) 718. As a result of the Company’s net loss in the first quarter of fiscal 2019, the non-deductible compensation under Section 162(m) and the income tax expense recorded for tax shortfalls under ASC 718 lowered the effective tax rate.

Net Loss and EBITDA — For the first quarter of fiscal 2019, the Company reported a net loss of $28.5 million, or ($0.36) per share, compared to a net loss of $3.0 million, or ($0.04) per share, for the same period last year. EBITDA for the first quarter of fiscal 2019 was ($18.7) million, compared to $11.6 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references EBITDA, a non-GAAP financial measure.

The Company believes EBITDA allows management and investors to understand and compare results in a more consistent manner for the 13-week periods ended June 2, 2018 and May 27, 2017. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance which provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. EBITDA should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income (loss) as a measure of operating performance. A reconciliation of net loss to EBITDA is shown below (in millions).

	13 Weeks Ended
	June 2, 2018		May 27, 2017
	$ Amount	% of Sales	$ Amount	% of Sales
EBITDA (non-GAAP)	$(18.7)	(5.0%)	$11.6	2.8%
Less: Income tax benefit	(6.1)	(1.6%)	(1.8)	(0.5%)
Interest expense, net	2.9	0.8%	2.7	0.7%
Depreciation	12.9	3.4%	13.7	3.4%
Net loss (GAAP)	$(28.5)	(7.7%)	$(3.0)	(0.7%)

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter of fiscal 2019 with $156.8 million in cash and cash equivalents, compared to $135.4 million at the end of fiscal 2018 and $161.6 million at the end of the first quarter of fiscal 2018. The increase from the end of fiscal 2018 was primarily the result of cash provided by operating activities of $33.2 million, partially offset by the utilization of cash to fund the Company’s capital expenditures of $12.2 million.

Cash Flows from Operating Activities

During the first quarter of fiscal 2019, operating activities provided $33.2 million of cash, primarily as a result of an increase in accounts payable and other liabilities, a decrease in inventories and adjustments for non-cash items. These items were partially offset by a net loss of $28.5 million. Inventory levels at the end of the first quarter of fiscal 2019 were $329.7 million, a decrease of $17.7 million, or 5.1%, from the end of fiscal 2018.

Cash Flows from Investing Activities

During the first quarter of fiscal 2019, investing activities used $11.5 million of cash, which were primarily related to capital expenditures of $12.2 million deployed toward technology and infrastructure initiatives, distribution and fulfillment centers, and existing stores. Of those capital expenditures, $5.3 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. Capital spend in fiscal 2019 is expected to be approximately $60 million which includes approximately $45 million of expenditures for Pier 1 2021: A New Day, to be deployed toward information technology, supply chain and stores.

Cash Flows from Financing Activities

During the first quarter of fiscal 2019, financing activities used $0.2 million of cash, primarily resulting from cash outflows for repayments of long-term debt.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility with a $150 million accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $264.1 million as of June 2, 2018. The Company had no cash borrowings and $40.9 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $223.2 million remaining available for cash borrowings, all as of June 2, 2018. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of June 2, 2018, the Company had $192.5 million outstanding under the Term Loan Facility with a carrying value of $190.2 million, net of unamortized discounts and debt issuance costs. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 2, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See the discussion of pending legal proceedings in Note 5 of the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the 13 weeks ended June 2, 2018, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Mar 4, 2018 through Apr 7, 2018	—	$—	—	$26,610,135
Apr 8, 2018 through May 5, 2018	94,097	—	—	26,610,135
May 6, 2018 through Jun 2, 2018	—	—	—	26,610,135
	94,097	$—	—	$26,610,135

(1)

During the period, 94,097 shares of the Company's common stock were withheld from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

On April 18, 2018, the Company announced that the Board of Directors had determined to discontinue share repurchases under the April 2014 program. As of June 2, 2018, $26.6 million remained available for further share repurchases of common stock under the April 2014 program. There is no expiration date on the current authorization.

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

10.1*+	Letter regarding employment dated June 21, 2017 between Bhargav J. Shah and Pier 1 Services Company.

10.2*+	Agreement for Severance Benefits and for Release, Waiver and Nondisclosure effective May 17, 2018 between Catherine David (also known as Catherine David Buley) and Pier 1 Services Company.

10.3*+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.4*+	Form of Restricted Stock Award Agreement – June 29, 2018 Time-Based Award.

10.5*+	Form of Restricted Stock Award Agreement – June 29, 2018 Performance-Based Award (“EPS as adjusted”).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management Contracts and Compensatory Plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date:	July 11, 2018	By:	/s/ Alasdair B. James
Alasdair B. James, President and
Chief Executive Officer

Date:	July 11, 2018	By:	/s/ Nancy A. Walsh
Nancy A. Walsh, Executive Vice President and
Chief Financial Officer

Date:	July 11, 2018	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer