Form 10-Q
period 2018-09-01
PIER 1 IMPORTS INC/DE
filed 2018-10-10
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of October 5, 2018, there were outstanding 85,215,294 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases, in presentations and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the impact of initiatives implemented in connection with the Company’s multi-year “New Day” strategic plan; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to implement planned cost control measures; risks related to U.S. import policy; changes in foreign currency values relative to the U.S. dollar and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences and to source, ship and deliver items of acceptable quality to its U.S. distribution and fulfillment centers, stores and customers at reasonable prices and rates in a timely fashion; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the U.S. economy and its impact on consumer confidence and spending; disruptions in the Company’s domestic supply chain or e‑Commerce website; failure to successfully manage and execute the Company’s marketing initiatives; negative impacts from failure to control merchandise returns and recalls; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; competition; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; litigation risks; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; adverse effects from changes in U.S. policy related to imported merchandise; risks related to insufficient cash flows and access to capital; disruption in the global credit and equity markets; factors beyond the Company’s control, including general economic and market conditions, fluctuations in the Company’s financial condition or other factors that could affect the stock price; and risks related to activist shareholders. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 3, 2018, as filed with the SEC.

PART I

Item 1. Financial Statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	September 1,	August 26,	September 1,	August 26,
	2018	2017	2018	2017
Net sales	$355,336	$407,607	$727,200	$817,132
Cost of sales	261,830	267,443	513,555	525,371
Gross profit	93,506	140,164	213,645	291,761
Selling, general and administrative expenses	143,149	138,087	281,729	278,282
Depreciation	12,823	13,417	25,723	27,140
Operating loss	(62,466)	(11,340)	(93,807)	(13,661)
Nonoperating (income) and expenses:
Interest, investment income and other	(846)	(408)	(1,163)	(978)
Interest expense	3,594	2,983	7,144	6,031
	2,748	2,575	5,981	5,053
Loss before income taxes	(65,214)	(13,915)	(99,788)	(18,714)
Income tax benefit	(14,126)	(6,092)	(20,197)	(7,905)
Net loss	$(51,088)	$(7,823)	$(79,591)	$(10,809)
Loss per share:
Basic	$(0.63)	$(0.10)	$(0.99)	$(0.13)
Diluted	$(0.63)	$(0.10)	$(0.99)	$(0.13)
Dividends declared per share	$—	$0.07	$—	$0.14
Average shares outstanding during period:
Basic	80,554	80,350	80,371	80,715
Diluted	80,554	80,350	80,371	80,715

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	September 1,	August 26,	September 1,	August 26,
	2018	2017	2018	2017
Net loss	$(51,088)	$(7,823)	$(79,591)	$(10,809)
Other comprehensive income (loss)
Foreign currency translation adjustments	(32)	2,505	(261)	1,670
Pension adjustments	6	(56)	338	(113)
Other comprehensive income (loss)	(26)	2,449	77	1,557
Comprehensive loss, net of tax	$(51,114)	$(5,374)	$(79,514)	$(9,252)

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	September 1,	March 3,	August 26,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $89,208, $115,456 and $29,705, respectively	$116,769	$135,379	$34,945
Accounts receivable, net	24,183	22,149	22,263
Inventories	386,691	347,440	457,337
Prepaid expenses and other current assets	51,797	48,794	51,905
Total current assets	579,440	553,762	566,450
Properties and equipment, net of accumulated depreciation of $578,476, $554,477 and $533,178, respectively	168,089	178,767	178,471
Other noncurrent assets	57,460	39,790	37,515
	$804,989	$772,319	$782,436
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$181,486	$71,279	$87,171
Gift cards and other deferred revenue	43,388	55,281	56,456
Accrued income taxes payable	—	2,301	—
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	117,755	106,268	108,349
Total current liabilities	344,629	237,129	253,976
Long-term debt	197,310	197,906	198,485
Other noncurrent liabilities	55,882	59,714	64,851
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	137,391	168,424	157,574
Retained earnings	653,661	726,232	714,870
Cumulative other comprehensive loss	(7,400)	(7,477)	(5,857)
Less -- 39,684,000, 41,974,000 and 41,469,000 common shares in treasury, at cost, respectively	(576,609)	(609,734)	(601,588)
Total shareholders' equity	207,168	277,570	265,124
	$804,989	$772,319	$782,436

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	26 Weeks Ended
	September 1,	August 26,
	2018	2017
Cash flows from operating activities:
Net loss	$(79,591)	$(10,809)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	29,761	31,011
Stock-based compensation expense	1,380	2,544
Deferred compensation, net	1,477	1,301
Deferred income taxes	(21,419)	7,058
Other	1,665	2,790
Changes in cash from:
Inventories	(39,343)	(56,361)
Prepaid expenses and other assets	(2,291)	(19,664)
Accounts payable and other liabilities	115,327	(5,470)
Accrued income taxes payable, net of payments	(2,461)	(26,058)
Net cash provided by (used in) operating activities	4,505	(73,658)
Cash flows from investing activities:
Capital expenditures	(25,643)	(25,174)
Proceeds from disposition of properties	1,678	7
Proceeds from sale of restricted investments	2,411	26,762
Purchase of restricted investments	(1,121)	(25,153)
Net cash used in investing activities	(22,675)	(23,558)
Cash flows from financing activities:
Cash dividends	—	(11,221)
Purchases of treasury stock	—	(9,679)
Stock purchase plan and other, net	712	861
Repayments of long-term debt	(1,000)	(1,000)
Debt issuance costs	—	(1,260)
Net cash used in financing activities	(288)	(22,299)
Effect of exchange rate changes on cash	(152)	—
Change in cash and cash equivalents	(18,610)	(119,515)
Cash and cash equivalents at beginning of period	135,379	154,460
Cash and cash equivalents at end of period	$116,769	$34,945

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance March 3, 2018	83,258	$125	$168,424	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(79,591)	—	—	(79,591)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive income	—	—	—	—	77	—	77
Stock-based compensation expense	1,955	—	(25,791)	—	—	27,171	1,380
Stock purchase plan and other	335	—	(5,242)	—	—	5,954	712
Balance September 1, 2018	85,548	$125	$137,391	$653,661	$(7,400)	$(576,609)	$207,168

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. Fiscal 2019 consists of a 52-week year ending on March 2, 2019. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. The results of operations for the 13 and 26 weeks ended September 1, 2018 and August 26, 2017, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of September 1, 2018, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Outstanding stock options and shares of unvested restricted stock totaling 2,662,000 and 1,970,000 were excluded from the computation of diluted loss per share for the 13 and 26 weeks ended September 1, 2018, respectively, as the effect would be antidilutive. Outstanding stock options and shares of unvested restricted stock totaling 1,781,000 and 1,782,000 were excluded from the computation of diluted loss per share for the 13 and 26 weeks ended August 26, 2017, respectively, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	September 1,	August 26,	September 1,	August 26,
	2018	2017	2018	2017
Net loss	$(51,088)	$(7,823)	$(79,591)	$(10,809)
Weighted average shares outstanding:
Basic	80,554	80,350	80,371	80,715
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted stock	—	—	—	—
Diluted	80,554	80,350	80,371	80,715
Loss per share:
Basic	$(0.63)	$(0.10)	$(0.99)	$(0.13)
Diluted	$(0.63)	$(0.10)	$(0.99)	$(0.13)

NOTE 2 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility with a $150,000,000 accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $291,315,000 as of September 1, 2018. The Company had no cash borrowings and $40,641,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $250,673,000 remaining available for cash borrowings, all as of September 1, 2018.

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

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of September 1, 2018, March 3, 2018 and August 26, 2017, the Company had $192,000,000, $193,000,000 and $194,000,000 outstanding, respectively, under the Term Loan Facility with carrying values of $189,894,000, $190,495,000 and $191,079,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $165,360,000 as of September 1, 2018, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

NOTE 3 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

For the 13 and 26 weeks ended September 1, 2018, the Company recorded compensation expense related to restricted stock of $1,005,000 and $1,264,000, respectively. For the 13 and 26 weeks ended August 26, 2017, the Company recorded compensation expense related to restricted stock of $1,390,000 and $2,460,000, respectively. As of September 1, 2018, there was approximately $21,331,000 of total unrecognized compensation expense related to unvested restricted stock that may be recognized over a weighted average period of approximately 1.5 years if certain performance targets are achieved.

During the second quarter of fiscal 2019, the Company awarded 2,958,373 shares of restricted stock. A total of 1,134,773 shares were time based and will vest ratably over a three-year service period.  The Company began expensing these shares during the second quarter of fiscal 2019. The remaining shares are performance based and may vest following the end of fiscal 2021 if the Company achieves certain performance targets as determined by the Compensation Committee of the Board of Directors. The Company began expensing the performance-based shares awarded during the second quarter when the performance metric was established. The time-based and performance-based shares have a grant date fair value of $2.38, which was determined based on the closing stock price at the time of the grant.

The Company awarded 290,904 of restricted stock units to the Board of Directors during the second quarter of fiscal 2019. The restricted stock units are time based and will be expensed ratably over a one-year service period. The time-based units have a grant date fair value of $2.97, which was determined based on the closing stock price at the time of the grant. The Company began expensing these units during the second quarter of fiscal 2019.

NOTE 4 – INCOME TAX

The income tax benefit for the second quarter of fiscal 2019 was $14,126,000, compared to $6,092,000 during the same period in the prior fiscal year. The effective tax rate for the second quarter of fiscal 2019 was 21.7%, compared to 43.8% in the same period during fiscal 2018. The income tax benefit for the first half of fiscal 2019 was $20,197,000, compared to $7,905,000 during the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2019 was 20.2%, compared to 42.2% in the same period during fiscal 2018. The increase in the income tax benefit was primarily due to the Company’s higher pre-tax losses generated in the second quarter and first half of fiscal 2019 as compared to the same periods last year. The lower effective tax rates for the second quarter and first half of fiscal 2019 primarily relate to the lower statutory federal tax rate enacted by the 2017 Tax Cuts and Jobs Act (“Tax Act”) and the impact of certain non-deductible items recognized in the second quarter of fiscal 2018, including the Consumer Product Safety Commission (“CPSC”) matter referenced in Note 5 - Commitments and Contingencies. The statutory federal rate was 21% for the second quarter and first half of fiscal 2019 compared to 35% for the same periods last year.

As of September 1, 2018, the Company had total unrecognized tax benefits of $4,941,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On June 25, 2018, the court granted the Company’s motion to dismiss the amended complaint, with prejudice. On July 25, 2018, the plaintiffs filed a notice of appeal. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the CPSC. In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The

Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. The CPSC has responded to the Company’s letter and generally declined to accept the Company’s position. The Company expects to enter into settlement discussions with the CPSC during fiscal 2019. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While the Company anticipates that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

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

NOTE 6 – NEW ACCOUNTING STANDARDS

Accounting Standards — Recently Adopted:

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

Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The new standard required a change in the presentation of the reserve on the consolidated balance sheet, which was previously recorded net of the value of returned merchandise, but is now presented on a gross basis. During the first quarter of fiscal 2019, the Company recorded an adjustment of $2,216,000 to present the reserve on a gross basis, with an offset recorded to other current assets. The gross reserve for estimated merchandise returns at September 1, 2018 was $5,773,000. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales. For the 13 and 26 weeks ended September 1, 2018, the Company recognized revenue of $3,276,000 and $8,610,000 for gift card redemptions. These amounts were previously included in gift cards and other deferred revenue on the Company’s consolidated balance sheet as of March 3, 2018.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the 13 and 26 weeks ended September 1, 2018 and August 26, 2017 were as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	September 1,	August 26,	September 1,	August 26,
	2018	2017	2018	2017
Retail sales	$352,800	$403,816	$721,793	$810,479
Other (1)	2,536	3,791	5,407	6,653
Net sales	$355,336	$407,607	$727,200	$817,132

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

ASU 2016-18 — Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019 with retrospective application. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Accounting Standards — Pending Adoption:

ASU 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers. Under ASU 2016-02, lessees will be required to recognize most leases on the balance sheet; therefore, ASU 2016-02 is expected to have a material impact on the Company’s consolidated balance sheets. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The above ASUs are effective for the Company beginning in fiscal 2020. The Company plans to adopt these standards in fiscal 2020 and is continuing to evaluate the impact of adoption on its financial statements.

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

ASU 2018-14 — Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU 2018-14 is effective for the Company beginning in fiscal 2022. The Company is evaluating the impact of the adoption of ASU 2018-14 on its financial statements, but does not expect it to have a material impact.

ASU 2018-15 — Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for the Company beginning in fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2018-15 on its financial statements, but does not expect it to have a material impact.

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

MANAGEMENT OVERVIEW

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. Fiscal 2019 consists of a 52-week year ending on March 2, 2019. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. The results of operations for the 13 and 26 weeks ended September 1, 2018 and August 26, 2017, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of September 1, 2018, the Company operated 989 stores in the U.S. and Canada.

The Company’s multi-year “New Day” strategic plan is designed to improve the Company’s brand proposition, drive sales growth and capture operating efficiencies. Under the New Day strategic plan, the Company is focused on:

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

During fiscal 2019, the Company is investing in the tools and resources needed to execute against the plan, which is expected to contribute to a net loss for the year. Capital investment in fiscal 2019 is expected to total $60 million, which includes approximately $45 million of expenditures for the New Day strategic plan, primarily deployed toward information technology, supply chain and stores. During the first half of fiscal 2019, the Company utilized $25.6 million for capital expenditures, which was deployed toward technology and infrastructure initiatives, distribution and fulfillment centers, and existing stores. The Company is also making investments in selling, general and administrative (“SG&A”) expenditures in fiscal 2019 in the areas of marketing, corporate services and facilities planning and store operations. The investments in both capital and SG&A are expected to help position the Company to achieve sustainable sales growth and increased profitability over the long term.

During the second quarter of fiscal 2019, net sales decreased 12.8% from the prior year second quarter, and company comparable sales decreased 11.4%. These results primarily reflected execution challenges resulting from the Company’s marketing program driving lower than anticipated store traffic and delays in getting certain products into the stores. Gross profit for the second quarter of fiscal 2019 was $93.5 million, or 26.3% of sales, compared to $140.2 million, or 34.4% of sales, in the same period last year, a decrease of 810 basis points. This decrease reflects lower merchandise margin, as well as 220 basis points of deleverage on store occupancy due to lower sales. The year-over-year decline in merchandise margin is primarily attributable to pricing strategies implemented during the first half of fiscal 2019 and increased promotional discounts, as well as higher supply chain costs primarily related to increased freight expense.

Operating loss for the second quarter of fiscal 2019 was $62.5 million, or (17.6%) of sales, compared to an operating loss of $11.3 million, or (2.8%) of sales, for the same period in the prior year. For the second quarter of fiscal 2019, the Company reported a net loss of $51.1 million, or ($0.63) per share, compared to a net loss of $7.8 million, or ($0.10) per share, and adjusted net loss (non-GAAP) of $4.2 million or ($0.05) per share, for the second quarter of fiscal 2018. Adjusted net loss (non-GAAP) for the second quarter of fiscal 2018 excludes $6.6 million ($3.6 million, or $0.05 per share, net of tax), of expense for legal and regulatory costs relating to a California wage-and-hour matter and an ongoing Consumer Product Safety Commission (“CPSC”) inquiry. EBITDA (earnings before interest, taxes, depreciation and amortization) for the second quarter of fiscal 2019 was ($49.3) million, compared to $2.8 million, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA of $9.4 million, in the second quarter of fiscal 2018. See “Reconciliation of Non-GAAP Financial Measures” below.

On April 18, 2018, the Company announced that the Board of Directors had determined to discontinue the Company’s common stock dividend. At the same time, the Board of Directors also determined to discontinue share repurchases under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”). These actions are expected to allow the allocation of greater resources toward implementing the Company’s New Day strategic plan.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	13 Weeks Ended		26 Weeks Ended
	September 1,	August 26,	September 1,	August 26,
Key Performance Indicators	2018	2017	2018	2017
Total sales growth (decline)	(12.8%)	0.4%	(11.0%)	(0.9%)
Company comparable sales growth (decline)	(11.4%)	1.8%	(9.8%)	0.7%
Gross profit as a % of sales	26.3%	34.4%	29.4%	35.7%
Selling, general and administrative expenses as a % of sales	40.3%	33.9%	38.7%	34.1%
Operating loss as a % of sales	(17.6%)	(2.8%)	(12.9%)	(1.7%)
Net loss (in millions)	$(51.1)	$(7.8)	$(79.6)	$(10.8)
Net loss as a % of sales	(14.4%)	(1.9%)	(10.9%)	(1.3%)
EBITDA (in millions) (1)	$(49.3)	$2.8	$(68.1)	$14.5
EBITDA as a % of sales	(13.9%)	0.7%	(9.4%)	1.8%
Total retail square footage (in thousands)	7,824	8,000	7,824	8,000

(1)	See "Reconciliation of Non-GAAP Financial Measures."

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

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales for the second quarter of fiscal 2019 were $355.3 million, a decrease of 12.8%, compared to $407.6 million for the second quarter of fiscal 2018. At the end of the second quarter of fiscal 2019, the Company operated 23 fewer stores than at the end of the second quarter of fiscal 2018. Company comparable sales for the second quarter of fiscal 2019 decreased 11.4%, compared to the same period last year. Net sales for the year-to-date period of fiscal 2019 were $727.2 million, a decrease of 11.0%, compared to $817.1 million for the same period in fiscal 2018. Company comparable sales for the year-to-date period of fiscal 2019 decreased 9.8%, compared to the same period last year. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the second quarter of fiscal 2019, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 10 basis points. For the year-to-date period of fiscal 2019, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, positively impacted net sales and company comparable sales by approximately 10 basis points. Sales on the Pier 1 credit card comprised 34.6% of U.S. sales for the trailing twelve months ended September 1, 2018, compared to 37.4% for the comparable period in fiscal 2018. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the 26 weeks ended August 26, 2017	$817,132
Incremental sales growth (decline) from:
Company comparable sales	(78,785)
New stores opened during fiscal 2019	—
Stores opened during fiscal 2018	1,608
Closed stores and other	(12,755)
Net sales for the 26 weeks ended September 1, 2018	$727,200

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2019 to the number open at the end of the second quarter is as follows:

	United States	Canada	Total
Open at March 3, 2018	928	75	1,003
Openings	—	—	—
Closings	(6)	(8)	(14)
Open at September 1, 2018	922	67	989

Gross Profit — For the second quarter of fiscal 2019, gross profit was $93.5 million, or 26.3% of sales, compared to $140.2 million, or 34.4% of sales, for the same period last year, a decrease of 810 basis points. For the year-to-date period of fiscal 2019, gross profit was $213.6 million, or 29.4% of sales, compared to $291.8 million, or 35.7% of sales, for the same period last year, a decrease of 630 basis points. This decrease reflects lower merchandise margin, as well as 220 and 190 basis points of deleverage on store occupancy for the second quarter and first half of fiscal 2019, respectively, due to lower sales. The year-over-year decline in merchandise margin is primarily attributable to pricing strategies implemented during the first half of fiscal 2019 and increased promotional discounts, as well as higher supply chain costs primarily related to increased freight expense.

SG&A Expenses, Depreciation and Operating Loss — For the second quarter of fiscal 2019, SG&A expenses were $143.1 million, or 40.3% of sales, compared to $138.1 million, or 33.9% of sales, for the same period in fiscal 2018. SG&A expenses for the year-to-date period of fiscal 2019 were $281.7 million, or 38.7% of sales, compared to $278.3 million, or 34.1% of sales, for the same period in fiscal 2018. For the second quarter and first half of fiscal 2019, marketing expenses included planned investments related to the Company’s brand relaunch, which offset ongoing expense discipline throughout the organization. SG&A expenses for the second quarter and first half of fiscal 2018 include expenses for legal and regulatory costs related to a California wage-and-hour matter and an ongoing CPSC inquiry, as well as investments in brand consulting totaling approximately $8 million. SG&A expenses are summarized in the table below (in millions):

	13 Weeks Ended				26 Weeks Ended
	September 1, 2018		August 26, 2017		September 1, 2018		August 26, 2017
	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$59.1	16.6%	$58.4	14.3%	$115.6	15.9%	$114.5	14.0%
Operational expenses	19.8	5.6%	20.7	5.1%	40.4	5.6%	41.3	5.1%
Marketing	33.6	9.5%	19.2	4.7%	60.1	8.3%	48.6	6.0%
Other selling, general and administrative	30.7	8.6%	39.8	9.8%	65.6	9.0%	73.9	9.0%
Total selling, general and administrative	$143.1	40.3%	$138.1	33.9%	$281.7	38.7%	$278.3	34.1%

Depreciation expense for the second quarter of fiscal 2019 was $12.8 million, compared to $13.4 million for the same period last year. Depreciation expense for the year-to-date period of fiscal 2019 was $25.7 million, compared to $27.1 million for the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and asset retirements, partially offset by capital expenditure additions.

Operating loss for the second quarter of fiscal 2019 was $62.5 million, or (17.6%) of sales, compared to operating loss of $11.3 million, or (2.8%) of sales, for the same period last year. Operating loss for the year-to-date period of fiscal 2019 was $93.8 million, or (12.9%) of sales, compared to operating loss of $13.7 million, or (1.7%) of sales, for the same period last year.

Income Taxes — The income tax benefit for the second quarter of fiscal 2019 was $14.1 million, compared to $6.1 million during the same period in the prior fiscal year. The effective tax rate for the second quarter of fiscal 2019 was 21.7%, compared to 43.8% for the same period during fiscal 2018. The income tax benefit for the first half of fiscal 2019 was $20.2 million, compared to $7.9 million during the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2019 was 20.2%, compared to 42.2% for the same period during fiscal 2018. The increase in the income tax benefit was primarily due to the Company’s higher pre-tax losses generated in the second quarter and first half of fiscal 2019 as compared to the same periods last year. The lower effective tax rate for the second quarter and first half of fiscal 2019 primarily relates to the lower statutory federal tax rate enacted by the 2017 Tax Cuts and Jobs Act and the impact of certain non-deductible items recognized in the second quarter of fiscal 2018, including the CPSC matter referenced in Note 5 of the Notes to Consolidated Financial Statements. The statutory federal rate was 21% for the second quarter and first half of fiscal 2019 compared to 35% for the same periods last year.

Net Loss and EBITDA — For the second quarter of fiscal 2019, the Company reported a net loss of $51.1 million, or ($0.63) per share, compared to a net loss of $7.8 million, or ($0.10) per share, and adjusted net loss (non-GAAP) of $4.2 million or ($0.05) per share, for the same period in fiscal 2018. For the second half of fiscal 2019, the Company reported a net loss of $79.6 million, or ($0.99) per share, compared to a net loss of $10.8 million, or ($0.13) per share, and adjusted net loss (non-GAAP) of $7.2 million or ($0.09) per share, for the same period in fiscal 2018. Adjusted net loss (non-GAAP) for the second quarter and first half of fiscal 2018 excludes $6.6 million ($3.6 million net of tax), of expense for legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. EBITDA for the second quarter of fiscal 2019 was ($49.3) million, compared to $2.8 million, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA of $9.4 million, for the same period in fiscal 2018. For the first half of fiscal 2019, EBITDA was ($68.1) million, compared to $14.5 million, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA of $21.1 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references non-GAAP financial measures including EBITDA, adjusted EBITDA, adjusted net loss and adjusted loss per share.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the 13-week and 26-week periods ended September 1, 2018 and August 26, 2017. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance which provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. EBITDA should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income (loss) as a measure of operating performance. A reconciliation of EBITDA to net loss is shown below (in millions).

	13 Weeks Ended				26 Weeks Ended
	September 1, 2018		August 26, 2017		September 1, 2018		August 26, 2017
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
EBITDA (non-GAAP)	$(49.3)	(13.9%)	$2.8	0.7%	$(68.1)	(9.4%)	$14.5	1.8%
Less: Income tax benefit	(14.1)	(4.0%)	(6.1)	(1.5%)	(20.2)	(2.8%)	(7.9)	(1.0%)
Interest expense, net	3.1	0.9%	3.3	0.8%	6.0	0.8%	6.1	0.7%
Depreciation	12.8	3.6%	13.4	3.3%	25.7	3.6%	27.1	3.3%
Net loss (GAAP)	$(51.1)	(14.4%)	$(7.8)	(1.9%)	$(79.6)	(10.9%)	$(10.8)	(1.3%)

This Quarterly Report on Form 10-Q also references adjusted EBITDA, adjusted net loss and adjusted loss per share, each of which excludes prior fiscal year legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance and should be considered supplemental and not a substitute for the Company’s net loss and loss per share results reported in accordance with GAAP for the periods presented. A reconciliation of EBITDA, net loss and loss per share to adjusted EBITDA, adjusted net loss and adjusted loss per share, respectively, is shown below (in millions except per share amounts).

	13 Weeks Ended		26 Weeks Ended
	September 1, 2018	August 26, 2017	September 1, 2018	August 26, 2017

EBITDA (Non-GAAP)	$(49.3)	$2.8	$(68.1)	$14.5
Add back: Legal and regulatory matters	—	6.6	—	6.6
Adjusted EBITDA (Non-GAAP)	$(49.3)	$9.4	$(68.1)	$21.1

Net loss (GAAP)	$(51.1)	$(7.8)	$(79.6)	$(10.8)
Add back: Legal and regulatory matters, net of tax (1)	—	3.6	—	3.6
Adjusted net loss (Non-GAAP)	$(51.1)	$(4.2)	$(79.6)	$(7.2)

Loss per share (GAAP)	$(0.63)	$(0.10)	$(0.99)	$(0.13)
Add back: Legal and regulatory matters, net of tax (1)	—	0.05	—	0.04
Adjusted loss per share (Non-GAAP)	$(0.63)	$(0.05)	$(0.99)	$(0.09)

(1)

For the 13 and 26 weeks ended August 26, 2017, legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry totaled $6.6 million, or $3.6 million after adjusting for the tax impact.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter of fiscal 2019 with $116.8 million in cash and cash equivalents, compared to $135.4 million at the end of fiscal 2018 and $34.9 million at the end of the second quarter of fiscal 2018. The decrease from the end of fiscal 2018 was primarily the result of the utilization of cash to fund the Company’s capital expenditures of $25.6 million, partially offset by cash provided by operating activities of $4.5 million and proceeds from disposition of properties of $1.7 million.

Cash Flows from Operating Activities

During the first half of fiscal 2019, operating activities provided $4.5 million of cash, primarily as a result of an increase in accounts payable and other liabilities and adjustments for non-cash items. These items were partially offset by a net loss of $79.6 million and an increase in inventories. The increase in accounts payable from fiscal 2018 year end primarily resulted from changes in trade terms with certain vendors and timing of merchandise purchases. Inventory levels at the end of the second quarter of fiscal 2019 were $386.7 million, an increase of $39.3 million, or 11.3%, from the end of fiscal 2018 primarily due to the seasonal build of inventory for the fall and holiday selling seasons.

Cash Flows from Investing Activities

During the first half of fiscal 2019, investing activities used $22.7 million of cash, which were primarily related to capital expenditures of $25.6 million deployed toward technology and infrastructure initiatives, distribution and fulfillment centers, and existing stores, partially offset by proceeds from disposition of properties of $1.7 million. Of those capital expenditures, $5.4 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. Capital spend in fiscal 2019 is expected to be approximately $60 million, which includes approximately $45 million of expenditures for the New Day strategic plan, to be deployed toward information technology, supply chain and stores.

Cash Flows from Financing Activities

During the first half of fiscal 2019, financing activities used $0.3 million of cash resulting from cash outflows for repayments of long-term debt, partially offset by issuances of common stock primarily in connection with the Company’s stock purchase plan.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility with a $150 million accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $291.3 million as of September 1, 2018. The Company had no cash borrowings and $40.6 million in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $250.7 million remaining available for cash borrowings, all as of September 1, 2018. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of September 1, 2018, the Company had $192.0 million outstanding under the Term Loan Facility with a carrying value of $189.9 million, net of unamortized discounts and debt issuance costs. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 1, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the 13 weeks ended September 1, 2018, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jun 3, 2018 through Jul 7, 2018	—	$—	—	$26,610,135
Jul 8, 2018 through Aug 4, 2018	—	—	—	26,610,135
Aug 5, 2018 through Sep 1, 2018	2,938	—	—	26,610,135
	2,938	$—	—	$26,610,135

(1)

During the period, 2,938 shares of the Company's common stock were withheld from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

On April 18, 2018, the Company announced that the Board of Directors had determined to discontinue share repurchases under the April 2014 program. As of September 1, 2018, $26.6 million remained available for further share repurchases of common stock under the April 2014 program. There is no expiration date on the current authorization.

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

10.1*+	Cash-Based Long-Term Incentive Award Agreement (“EPS as adjusted”) dated July 9, 2018 between Alasdair B. James and Pier 1 Imports, Inc.

10.2*+	Form of Restricted Stock Award Agreement – June 29, 2018 Time-Based Award.

10.3*+	Form of Restricted Stock Award Agreement – June 29, 2018 Performance-Based Award (“EPS as adjusted”).

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management Contracts and Compensatory Plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date:	October 10, 2018	By:	/s/ Alasdair B. James
Alasdair B. James, President and
Chief Executive Officer

Date:	October 10, 2018	By:	/s/ Nancy A. Walsh
Nancy A. Walsh, Executive Vice President and
Chief Financial Officer

Date:	October 10, 2018	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer