Form 10-Q
period 2018-12-01
PIER 1 IMPORTS INC/DE
filed 2019-01-09
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2018

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

Yes ☐ No ☒

As of January 4, 2019, there were outstanding 85,006,386 shares of the registrant’s common stock, all of one class.

PIER 1 IMPORTS, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Items 1, 2 and 3 of Part I, and Item 1 of Part II and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases, in presentations and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions. Management’s expectations and assumptions regarding: the impact of initiatives implemented in connection with the Company’s multi-year “New Day” strategic plan, particularly with respect to changes in the initiatives supporting the New Day plan and actions intended to return the Company to profitable growth; the impact of initiatives connected with the appointment of the Company’s interim chief executive officer; the results of the evaluation of strategic alternatives and the terms, value and timing of any transaction resulting from that process, or the failure of any such transaction to occur; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the Company’s ability to increase cash flows to support its operating activities; the effectiveness of the Company’s relationships with, and operations of, its key suppliers; the Company’s ability to implement planned cost control measures and reductions in capital expenditures; risks related to U.S. import policy, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; changes in foreign currency values relative to the U.S. dollar; the Company’s ability to identify a successor chief executive officer and retain its senior management team; the Company’s ability to comply with the continued listing requirements of the NYSE, and risks arising from the potential suspension of trading of the Company’s common stock on that exchange; and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Additional risks and uncertainties that may affect Company operations and performance include, among others: an inability to anticipate, identify and respond to changing customer trends and preferences and to source, ship and deliver items of acceptable quality to its U.S. distribution and fulfillment centers, stores and customers at reasonable prices and rates in a timely fashion; an inability to identify and successfully implement strategic initiatives; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the U.S. economy and its impact on consumer confidence and spending; disruptions in the Company’s domestic supply chain or e‑Commerce website; failure to successfully manage and execute the Company’s marketing initiatives; negative impacts from failure to control merchandise returns and recalls; potential impairment charges; an inability to operate in desirable locations at reasonable rental rates; competition; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; regulatory and legal risks; litigation risks; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; adverse effects from changes in U.S. policy related to imported merchandise; risks related to insufficient cash flows and access to capital; disruption in the global credit and equity markets; factors beyond the Company’s control, including general economic and market conditions, fluctuations in the Company’s financial condition or other factors that could affect the stock price; and risks related to activist shareholders. The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended March 3, 2018, as filed with the SEC and in Item 1A Risk Factors contained herein.

PART I

Item 1. Financial Statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	December 1,	November 25,	December 1,	November 25,
	2018	2017	2018	2017
Net sales	$413,232	$469,161	$1,140,432	$1,286,293
Cost of sales	282,740	292,485	796,295	817,856
Gross profit	130,492	176,676	344,137	468,437
Selling, general and administrative expenses	147,012	150,395	428,741	428,677
Depreciation	12,423	12,833	38,146	39,973
Operating income (loss)	(28,943)	13,448	(122,750)	(213)
Nonoperating (income) and expenses:
Interest, investment income and other	96	(597)	(1,067)	(1,575)
Interest expense	3,526	2,960	10,670	8,991
	3,622	2,363	9,603	7,416
Income (loss) before income taxes	(32,565)	11,085	(132,353)	(7,629)
Income tax provision (benefit)	17,876	3,704	(2,321)	(4,201)
Net income (loss)	$(50,441)	$7,381	$(130,032)	$(3,428)
Earnings (loss) per share:
Basic	$(0.62)	$0.09	$(1.62)	$(0.04)
Diluted	$(0.62)	$0.09	$(1.62)	$(0.04)
Dividends declared per share	$—	$0.07	$—	$0.21
Average shares outstanding during period:
Basic	80,784	79,658	80,508	80,363
Diluted	80,784	79,658	80,508	80,363

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	December 1,	November 25,	December 1,	November 25,
	2018	2017	2018	2017
Net income (loss)	$(50,441)	$7,381	$(130,032)	$(3,428)
Other comprehensive income (loss)
Foreign currency translation adjustments	(825)	(685)	(1,086)	985
Pension adjustments	6	(57)	344	(170)
Other comprehensive income (loss)	(819)	(742)	(742)	815
Comprehensive income (loss), net of tax	$(51,260)	$6,639	$(130,774)	$(2,613)

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	December 1,	March 3,	November 25,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $63,330, $115,456 and $67,719, respectively	$71,109	$135,379	$80,234
Accounts receivable, net	36,283	22,149	43,062
Inventories	388,275	347,440	418,868
Prepaid expenses and other current assets	56,656	48,794	43,960
Total current assets	552,323	553,762	586,124
Properties and equipment, net of accumulated depreciation of $551,065, $554,477 and $547,520, respectively	159,705	178,767	178,481
Other noncurrent assets	33,264	39,790	39,006
	$745,292	$772,319	$803,611
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,744	$71,279	$94,279
Gift cards and other deferred revenue	44,028	55,281	57,280
Accrued income taxes payable	—	2,301	—
Current portion of long-term debt	2,000	2,000	2,000
Other accrued liabilities	118,236	106,268	120,274
Total current liabilities	337,008	237,129	273,833
Long-term debt	197,011	197,906	198,188
Other noncurrent liabilities	54,087	59,714	64,058
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125	125
Paid-in capital	148,925	168,424	162,677
Retained earnings	603,220	726,232	716,719
Cumulative other comprehensive loss	(8,219)	(7,477)	(6,599)
Less -- 40,378,000, 41,974,000 and 41,710,000 common shares in treasury, at cost, respectively	(586,865)	(609,734)	(605,390)
Total shareholders' equity	157,186	277,570	267,532
	$745,292	$772,319	$803,611

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	39 Weeks Ended
	December 1,	November 25,
	2018	2017
Cash flows from operating activities:
Net loss	$(130,032)	$(3,428)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	44,121	45,934
Stock-based compensation expense	2,266	3,087
Deferred compensation, net	2,065	1,940
Deferred income taxes	(1,361)	5,663
Other	1,486	2,168
Changes in cash from:
Inventories	(41,257)	(17,892)
Prepaid expenses and other assets	(18,210)	(33,366)
Accounts payable and other liabilities	104,888	14,914
Accrued income taxes payable, net of payments	(2,313)	(26,058)
Net cash used in operating activities	(38,347)	(7,038)
Cash flows from investing activities:
Capital expenditures	(31,466)	(41,057)
Proceeds from disposition of properties	1,732	71
Proceeds from sale of restricted investments	11,236	27,428
Purchase of restricted investments	(6,605)	(25,742)
Net cash used in investing activities	(25,103)	(39,300)
Cash flows from financing activities:
Cash dividends	—	(16,753)
Purchases of treasury stock	—	(10,000)
Stock purchase plan and other, net	1,104	1,626
Repayments of long-term debt	(1,500)	(1,500)
Debt issuance costs	—	(1,261)
Borrowings under revolving line of credit	—	8,000
Repayments of borrowings under revolving line of credit	—	(8,000)
Net cash used in financing activities	(396)	(27,888)
Effect of exchange rate changes on cash	(424)	—
Change in cash and cash equivalents	(64,270)	(74,226)
Cash and cash equivalents at beginning of period	135,379	154,460
Cash and cash equivalents at end of period	$71,109	$80,234

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the 39 Weeks Ended December 1, 2018
					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance March 3, 2018	83,258	$125	$168,424	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(130,032)	—	—	(130,032)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive loss	—	—	—	—	(742)	—	(742)
Stock-based compensation expense	1,045	—	(11,509)	—	—	13,775	2,266
Stock purchase plan and other	551	—	(7,990)	—	—	9,094	1,104
Balance December 1, 2018	84,854	$125	$148,925	$603,220	$(8,219)	$(586,865)	$157,186

For the 39 Weeks Ended November 25, 2017
					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028
Net loss	—	—	—	(3,428)	—	—	(3,428)
Other comprehensive income	—	—	—	—	815	—	815
Purchases of treasury stock	(1,927)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	2,043	—	(26,815)	—	—	29,902	3,087
Stock purchase plan and other	224	—	(2,009)	(265)	—	4,057	1,783
Cash dividends ($0.21 per share)	—	—	—	(16,753)	—	—	(16,753)
Balance November 25, 2017	83,522	$125	$162,677	$716,719	$(6,599)	$(605,390)	$267,532

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the 13 Weeks Ended December 1, 2018
					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance September 1, 2018	85,548	$125	$137,391	$653,661	$(7,400)	$(576,609)	$207,168
Net loss	—	—	—	(50,441)	—	—	(50,441)
Other comprehensive loss	—	—	—	—	(819)	—	(819)
Stock-based compensation expense	(910)	—	14,282	—	—	(13,396)	886
Stock purchase plan and other	216	—	(2,748)	—	—	3,140	392
Balance December 1, 2018	84,854	$125	$148,925	$603,220	$(8,219)	$(586,865)	$157,186

For the 13 Weeks Ended November 25, 2017
					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance August 26, 2017	83,763	$125	$157,574	$714,870	$(5,857)	$(601,588)	$265,124
Net income	—	—	—	7,381	—	—	7,381
Other comprehensive loss	—	—	—	—	(742)	—	(742)
Purchases of treasury stock	(2)	—	—	—	—	(6)	(6)
Stock-based compensation expense	(369)	—	6,221	—	—	(5,678)	543
Stock purchase plan and other	130	—	(1,118)	—	—	1,882	764
Cash dividends ($0.07 per share)	—	—	—	(5,532)	—	—	(5,532)
Balance November 25, 2017	83,522	$125	$162,677	$716,719	$(6,599)	$(605,390)	$267,532

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 3, 2018. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. Fiscal 2019 consists of a 52-week year ending on March 2, 2019. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. The results of operations for the 13 and 39 weeks ended December 1, 2018 and November 25, 2017, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of December 1, 2018, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts were determined by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Stock-based awards totaling 2,442,000 and 2,127,000 were excluded from the computation for the 13 and 39 weeks ended December 1, 2018, respectively, as the effect would be antidilutive. Stock-based awards totaling 395,000 and 1,756,000 were excluded from the computation for the 13 and 39 weeks ended November 25, 2017, respectively, as the effect would be antidilutive. Earnings (loss) per share amounts were calculated as follows (in thousands except per share amounts):

	13 Weeks Ended		39 Weeks Ended
	December 1,	November 25,	December 1,	November 25,
	2018	2017	2018	2017
Net income (loss)	$(50,441)	$7,381	$(130,032)	$(3,428)
Weighted average shares outstanding:
Basic	80,784	79,658	80,508	80,363
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted stock	—	—	—	—
Diluted	80,784	79,658	80,508	80,363
Earnings (loss) per share:
Basic	$(0.62)	$0.09	$(1.62)	$(0.04)
Diluted	$(0.62)	$0.09	$(1.62)	$(0.04)

NOTE 2 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — At the end of the third quarter of fiscal 2019, the Company had a $350,000,000 secured revolving credit facility with a $150,000,000 accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility were limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $361,893,000 as of December 1, 2018. The Company had no cash borrowings and $40,641,000 in letters of credit and bankers’ acceptances outstanding under the Revolving Credit Facility, with $309,359,000 remaining available for cash borrowings, all as of December 1, 2018. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the adjusted LIBOR rate as defined in the Revolving Credit Facility plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate as defined in the Revolving Credit Facility plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility.

Subsequent to quarter end, the Company amended its secured revolving credit facility to include a new $50,000,000 first-in, last-out (“FILO”) tranche provided by Bank of America and Pathlight Capital. The new FILO tranche, which was completed and funded on December 14, 2018, expands the secured revolving credit facility from $350,000,000 to $400,000,000 and modifies the borrowing base. The amendment provides for a $15,000,000 FILO loan (“FILO Loan”), subject to a borrowing base, which bears interest at either the adjusted LIBOR rate plus 300 basis points per annum or the prime rate plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The amendment also provides for a $35,000,000 term loan (“ABL Term Loan”), subject to a borrowing base, which bears interest at the adjusted LIBOR rate plus 800 basis points per annum, and which will amortize in equal quarterly installments of 1.25% of the original principal amount thereof commencing on June 30, 2020. The maturity date of each of the FILO Loan and the ABL Term Loan is June 2, 2022. The proceeds of the FILO Loan and the ABL Term Loan will be used for working capital, capital expenditures and general corporate purposes. The amendment did not result in any other material changes to the Revolving Credit Facility.

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of December 1, 2018, March 3, 2018 and November 25, 2017, the Company had $191,500,000, $193,000,000 and $193,500,000 outstanding, respectively, under the Term Loan Facility with carrying values of $189,592,000, $190,495,000 and $190,780,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $141,352,000 as of December 1, 2018, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

NOTE 3 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

For the 13 and 39 weeks ended December 1, 2018, the Company recorded compensation expense related to restricted stock of $835,000 and $2,099,000, respectively. For the 13 and 39 weeks ended November 25, 2017, the Company recorded compensation expense related to restricted stock of $489,000 and $2,948,000, respectively.

Subsequent to quarter end, the Company granted 1,114,542 shares of restricted stock as employment inducement awards outside of a plan to certain executives. The total grant date fair value of the shares awarded was $1,600,000. The shares are time based and will be expensed over three-year periods.

NOTE 4 – INCOME TAX

The income tax provision for the third quarter of fiscal 2019 was $17,876,000, compared to $3,704,000 during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2019 was (54.9%), compared to 33.4% in the same period during fiscal 2018. The increase in the income tax provision for the third quarter of fiscal 2019 was primarily related to the recognition of a $20,761,000 non-cash charge to increase the Company’s valuation allowance against its U.S. federal deferred tax assets and a portion of its state deferred tax assets. Of this amount, $19,038,000 was attributable to deferred tax assets recognized during the first half of fiscal 2019. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. When the need for a valuation allowance is assessed, the Company considers all available positive and negative evidence. Recent cumulative losses were a significant piece of negative evidence management considered in determining it was not more likely than not that certain of its deferred tax assets would be realized, resulting in the increase to the Company’s valuation allowance. The non-cash charge to increase the Company’s valuation allowance was partially offset by certain favorable discrete items occurring in the third quarter of fiscal 2019.

The income tax benefit for the year-to-date period of fiscal 2019 was $2,321,000, compared to $4,201,000 during the same period in the prior fiscal year. The effective tax rate for the year-to-date period of fiscal 2019 was 1.8%, compared to 55.1% in the same period during fiscal 2018. The decrease in the income tax benefit and the lower effective tax rate for the year-to-date period of fiscal 2019 primarily relates to the Company’s $20,761,000 non-cash charge to increase to its valuation allowance in the third quarter of fiscal 2019, which reduced tax benefits recognized for the period. The effective tax rate for the year-to-date period of fiscal 2018 was also impacted by certain non-deductible items recognized during the period, including the Consumer Product Safety Commission (“CPSC”) matter referenced in Note 5 - Commitments and Contingencies. The statutory federal rate was 21% for the third quarter and year-to-date period of fiscal 2019 compared to 35% for the same periods last year.

As of December 1, 2018, the Company had total unrecognized tax benefits of $4,885,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5

promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On June 25, 2018, the court granted the Company’s motion to dismiss the amended complaint, with prejudice. The plaintiffs subsequently filed a notice of appeal and a related appellate brief; the Company plans to file its reply brief in January 2019. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the CPSC. In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. The CPSC has responded to the Company’s letter and generally declined to accept the Company’s position. The Company entered into settlement discussions with the CPSC during the third quarter of fiscal 2019. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While the Company anticipates that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

The Company was a defendant in lawsuits in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits sought unspecified monetary damages, injunctive relief and attorneys’ fees. The Company settled these cases as expected on terms favorable to the Company in view of the claims made, the continuing cost of litigation and an assessment of the risk of an adverse trial court or appellate decision. The Company recognized expense of $6,600,000 in the second quarter of the prior fiscal year attributable to the legal and regulatory proceedings described in this paragraph and the preceding paragraph as a component of selling, general and administrative expenses.

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

NOTE 6 – NEW ACCOUNTING STANDARDS

Accounting Standards — Recently Adopted:

ASU 2014-09 — Revenue from Contracts with Customers (Topic 606)

Revenue Recognition — The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in the first quarter of fiscal 2019, using the modified retrospective approach. As a result, the Company recorded a cumulative adjustment to increase retained earnings and decrease gift cards and other deferred revenue by $9,444,000 ($7,020,000, net of tax) related to the acceleration in the timing of recognizing gift card breakage revenue. The Company now recognizes gift card breakage revenue over the expected redemption period rather than when the likelihood of redemption is remote.

Revenue is recognized upon customer receipt or delivery for retail sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The new standard required a change in the presentation of the reserve on the consolidated balance sheet, which was previously recorded net of the value of returned merchandise, but is now presented on a gross basis. During the first quarter of fiscal 2019, the Company recorded an adjustment of $2,216,000 to present the reserve on a gross basis, with an offset recorded to other current assets. The gross reserve for estimated merchandise returns at December 1, 2018 was $7,809,000. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales. For the 13 and 39 weeks ended December 1, 2018, the Company recognized revenue of $3,049,000 and $11,659,000 for gift card redemptions. These amounts were previously included in gift cards and other deferred revenue on the Company’s consolidated balance sheet as of March 3, 2018.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during the 13 and 39 weeks ended December 1, 2018 and November 25, 2017 were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	December 1,	November 25,	December 1,	November 25,
	2018	2017	2018	2017
Retail sales	$410,377	$465,803	$1,132,170	$1,276,282
Other (1)	2,855	3,358	8,262	10,011
Net sales	$413,232	$469,161	$1,140,432	$1,286,293

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

ASU 2016-15 — Statement of Cash Flows (Topic 230)

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted the provisions of this guidance in the first quarter of fiscal 2019 with retrospective application. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

SEC Disclosure Update

In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending and expanding certain disclosure requirements. The rules require, among other things, that registrants include in their interim financial statements a reconciliation of changes in shareholders’ equity in the notes or as a separate statement that reconciles the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The Company applied the new SEC disclosure requirements to the Consolidated Statements of Shareholders’ Equity in the third quarter of fiscal 2019 on a retrospective basis.

Accounting Standards — Pending Adoption:

ASU 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases and will require lessees to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers; therefore, this ASU is expected to have a material impact on the Company’s consolidated balance sheets, but is not expected to have a material impact on the consolidated statements of operations or consolidated statements of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company will adopt this ASU and related amendments beginning in the first quarter of fiscal 2020 using a modified retrospective transition method and expects to elect certain practical expedients permitted under the transition guidance, including the package of practical expedients and the transition option that allows entities to not apply the new standard to comparative periods in the year of adoption. The Company has a project team focused on identifying a complete population of leases, evaluating accounting policy elections, and establishing new processes and internal controls. The Company implemented a new lease system to assist with its compliance with ASU 2016-02 during fiscal 2019.

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

ASU 2018-14 — Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU 2018-14 is effective for the Company beginning in fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2018-14 on its financial statements, but does not expect it to have a material impact.

ASU 2018-15 — Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” requiring a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for the Company beginning in fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2018-15 on its financial statements, but does not expect it to have a material impact.

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

MANAGEMENT OVERVIEW

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. Fiscal 2019 consists of a 52-week year ending on March 2, 2019. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. The results of operations for the 13 and 39 weeks ended December 1, 2018 and November 25, 2017, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment. As of December 1, 2018, the Company operated 987 stores in the U.S. and Canada.

In April of 2018, the Company announced a multi-year “New Day” strategic plan designed to improve the Company’s brand proposition, drive sales growth and capture operating efficiencies. Under the New Day strategic plan, the Company focused on:

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

As a result of the New Day strategic plan not delivering the desired results as fast as expected, the Company will narrow its strategic focus and hone execution in an effort to reinvigorate top-line sales, while re-engineering the Company’s cost structure for sustained profitability.

The Company announced the following actions subsequent to quarter end:

Alasdair B. James, the Company’s former President and Chief Executive Officer, stepped down from the Company, and the Board of Directors of the Company appointed Cheryl A. Bachelder, a director of the Company, to the position of Interim Chief Executive Officer effective immediately. Ms. Bachelder will continue to serve as a member of the Board of Directors;

The Company amended its secured revolving credit facility to include a new $50 million first-in, last-out (“FILO”) tranche provided by Bank of America and Pathlight Capital. The new FILO tranche, which was completed and funded on December 14, 2018, expands the secured revolving credit facility from $350 million to $400 million and modifies the borrowing base;

The Company announced that the Board of Directors initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value and has retained Credit Suisse to assist in this effort; and

As part of the Company’s efforts to improve profitability and cash flow, the Company has reduced planned capital expenditures for fiscal 2019 from $60 million to $40 million and is embarking on a rigorous cost reduction program that is expected to generate annualized expense savings beginning in fiscal 2020.

During the third quarter of fiscal 2019, net sales decreased 11.9% from the prior year third quarter, and company comparable sales decreased 10.5%. These results primarily reflected execution challenges related to the Company’s marketing program, which did not drive store traffic, and delays in getting certain products into stores. The Company estimates that the shift of certain holiday selling days, which were not included in last year’s fiscal third quarter, benefited third quarter fiscal 2019 company comparable sales by approximately 600 basis points. The impact of this timing shift is expected to reverse in the fourth quarter of fiscal 2019.

Gross profit for the third quarter of fiscal 2019 was $130.5 million, or 31.6% of sales, compared to $176.7 million, or 37.7% of sales, in the same period last year, a decrease of 610 basis points. This decrease reflects lower merchandise margin, as well as 150 basis points of deleverage on store occupancy due to lower sales. The year-over-year decline in merchandise margin is primarily attributable to pricing strategies implemented during the first half of fiscal 2019 and increased promotional activity, as well as higher supply chain costs primarily related to increased freight expense.

Operating loss for the third quarter of fiscal 2019 was $28.9 million, or (7.0%) of sales, compared to operating income of $13.4 million, or 2.9% of sales, for the same period in the prior year. For the third quarter of fiscal 2019, the Company reported a net loss of $50.4 million, or ($0.62) per share, including the negative impact of $20.8 million, or ($0.26) per share, related to a non-cash charge to increase the valuation allowance against certain deferred tax assets, compared to net income of $7.4 million, or $0.09 per share, for the third quarter of fiscal 2018. EBITDA (earnings before interest, taxes, depreciation and amortization) for the third quarter of fiscal 2019 was ($16.9) million, compared to $26.7 million in the third quarter of fiscal 2018. See “Reconciliation of Non-GAAP Financial Measures” below.

During the third quarter of fiscal 2019, the Company recorded a non-cash charge of $20.8 million to increase the valuation allowance against its deferred tax assets. Of this non-cash charge, $19.0 million is attributable to deferred tax assets recognized during the first half of fiscal 2019. This non-cash charge does not limit the Company’s ability to utilize the underlying deferred tax assets against future profits.

During the first nine months of fiscal 2019, the Company utilized $31.5 million for capital expenditures, which was deployed toward technology and infrastructure initiatives, distribution and fulfillment centers, and existing stores. The Company also made investments in selling, general and administrative (“SG&A”) expenditures in the areas of marketing, corporate services and facilities planning and store operations.

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

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	13 Weeks Ended		39 Weeks Ended
	December 1,	November 25,	December 1,	November 25,
Key Performance Indicators	2018	2017	2018	2017
Total sales decline	(11.9%)	(1.4%)	(11.3%)	(1.1%)
Company comparable sales growth (decline)	(10.5%)	(0.7%)	(10.1%)	0.2%
Gross profit as a % of sales	31.6%	37.7%	30.2%	36.4%
Selling, general and administrative expenses as a % of sales	35.6%	32.1%	37.6%	33.3%
Operating income (loss) as a % of sales	(7.0%)	2.9%	(10.8%)	0.0%
Net income (loss) (in millions)	$(50.4)	$7.4	$(130.0)	$(3.4)
Net income (loss) as a % of sales	(12.2%)	1.6%	(11.4%)	(0.3%)
EBITDA (in millions) (1)	$(16.9)	$26.7	$(84.8)	$41.2
EBITDA as a % of sales (1)	(4.1%)	5.7%	(7.4%)	3.2%
Total retail square footage (in thousands)	7,809	7,995	7,809	7,995

(1)	See "Reconciliation of Non-GAAP Financial Measures."

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

Net Sales — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales for the third quarter of fiscal 2019 were $413.2 million, a decrease of 11.9%, compared to $469.2 million for the third quarter of fiscal 2018. At the end of the third quarter of fiscal 2019, the Company operated 24 fewer stores than at the end of the third quarter of fiscal 2018. Company comparable sales for the third quarter of fiscal 2019 decreased 10.5%, compared to the same period last year. Net sales for the year-to-date period of fiscal 2019 were $1.140 billion, a decrease of 11.3%, compared to $1.286 billion for the same period in fiscal 2018. Company comparable sales for the year-to-date period of fiscal 2019 decreased 10.1%, compared to the same period last year. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the third quarter of fiscal 2019, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 10 and 20 basis points, respectively. For the year-to-date period of fiscal 2019, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, had no impact on net sales and negatively impacted company comparable sales by approximately 10 basis points. Sales on the Pier 1 credit card comprised 33.2% of U.S. sales for the trailing twelve months ended December 1, 2018, compared to 37.0% for the comparable period in fiscal 2018. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following incremental components (in thousands):

Net Sales
Net sales for the 39 weeks ended November 25, 2017	$1,286,293
Incremental sales growth (decline) from:
Company comparable sales	(127,560)
New stores opened during fiscal 2019	—
Stores opened during fiscal 2018	2,522
Closed stores and other	(20,823)
Net sales for the 39 weeks ended December 1, 2018	$1,140,432

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2019 to the number open at the end of the third quarter is as follows:

	United States	Canada	Total
Open at March 3, 2018	928	75	1,003
Openings	—	—	—
Closings	(8)	(8)	(16)
Open at December 1, 2018	920	67	987

Gross Profit — For the third quarter of fiscal 2019, gross profit was $130.5 million, or 31.6% of sales, compared to $176.7 million, or 37.7% of sales, for the same period last year, a decrease of 610 basis points. For the year-to-date period of fiscal 2019, gross profit was $344.1 million, or 30.2% of sales, compared to $468.4 million, or 36.4% of sales, for the same period last year, a decrease of 620 basis points. This decrease reflects lower merchandise margin, as well as 150 and 170 basis points of deleverage on store occupancy for the third quarter and year-to-date period of fiscal 2019, respectively, due to lower sales. The year-over-year decline in merchandise margin is primarily attributable to pricing strategies implemented during the first half of fiscal 2019 and increased promotional activity, as well as higher supply chain costs primarily related to increased freight expense.

SG&A Expenses, Depreciation and Operating Income (Loss) — For the third quarter of fiscal 2019, SG&A expenses were $147.0 million, or 35.6% of sales, compared to $150.4 million, or 32.1% of sales, for the same period in fiscal 2018. SG&A expenses for the year-to-date period of fiscal 2019 were $428.7 million, or 37.6% of sales, compared to $428.7 million, or 33.3% of sales, for the same period in fiscal 2018. For the third quarter and year-to-date period of fiscal 2019, marketing expenses included planned investments related to the Company’s brand relaunch, which were offset by ongoing expense discipline throughout the organization. SG&A expenses for the year-to-date period of fiscal 2018 include expenses for legal and regulatory costs related to a California wage-and-hour matter and an ongoing Consumer Product Safety Commission (“CPSC”) inquiry, as well as investments in brand consulting totaling approximately $11 million. SG&A expenses are summarized in the table below (in millions):

	13 Weeks Ended				39 Weeks Ended
	December 1, 2018		November 25, 2017		December 1, 2018		November 25, 2017
	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$61.0	14.8%	$59.6	12.7%	$176.6	15.5%	$174.1	13.5%
Operational expenses	19.8	4.8%	23.1	4.9%	60.2	5.3%	64.4	5.0%
Marketing	35.4	8.6%	34.0	7.2%	95.5	8.4%	82.6	6.4%
Other selling, general and administrative	30.8	7.5%	33.7	7.2%	96.4	8.5%	107.6	8.4%
Total selling, general and administrative	$147.0	35.6%	$150.4	32.1%	$428.7	37.6%	$428.7	33.3%

Depreciation expense for the third quarter of fiscal 2019 was $12.4 million, compared to $12.8 million for the same period last year. Depreciation expense for the year-to-date period of fiscal 2019 was $38.1 million, compared to $40.0 million for the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and asset retirements, partially offset by capital expenditure additions.

Operating loss for the third quarter of fiscal 2019 was $28.9 million, or (7.0%) of sales, compared to operating income of $13.4 million, or 2.9% of sales, for the same period last year. Operating loss for the year-to-date period of fiscal 2019 was $122.8 million, compared to operating loss of $0.2 million for the same period last year.

Income Taxes — The income tax provision for the third quarter of fiscal 2019 was $17.9 million, compared to $3.7 million during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2019 was (54.9%), compared to 33.4% in the same period during fiscal 2018. The increase in the income tax provision for the third quarter of fiscal 2019 was primarily related to the recognition of a $20.8 million non-cash charge to increase the Company’s valuation allowance against its U.S. federal deferred tax assets and a portion of its state deferred tax assets. Of this amount, $19.0 million was attributable to deferred tax assets recognized during the first half of fiscal 2019. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. When the need for a valuation allowance is assessed, the Company considers all available positive and negative evidence. Recent cumulative losses were a significant piece of negative evidence management considered in determining it was not more likely than not that certain of its deferred tax assets would be realized, resulting in the increase to the Company’s valuation allowance. The non-cash charge to increase the Company’s valuation allowance was partially offset by certain favorable discrete items occurring in the third quarter of fiscal 2019.

The income tax benefit for the year-to-date period of fiscal 2019 was $2.3 million, compared to $4.2 million during the same period in the prior fiscal year. The effective tax rate for the year-to-date period of fiscal 2019 was 1.8%, compared to 55.1% in the same period during fiscal 2018. The decrease in the income tax benefit and the lower effective tax rate for the year-to-date period of fiscal 2019 primarily relates to the Company’s $20.8 million non-cash charge to increase to its valuation allowance in the third quarter of fiscal 2019, which reduced tax benefits recognized for the period. The effective tax rate for the year-to-date period of fiscal 2018 was also impacted by certain non-deductible items recognized during the period, including the Consumer Product Safety Commission (“CPSC”) matter referenced in Note 5 of the Notes to Consolidated Financial Statements. The statutory federal rate was 21% for the third quarter and year-to-date period of fiscal 2019 compared to 35% for the same periods last year.

Net Income (Loss) and EBITDA — For the third quarter of fiscal 2019, the Company reported a net loss of $50.4 million, or ($0.62) per share, compared to net income of $7.4 million, or $0.09 per share, for the same period in fiscal 2018. For the year-to-date period of fiscal 2019, the Company reported a net loss of $130.0 million, or ($1.62) per share, compared to a net loss of $3.4 million, or ($0.04) per share, and adjusted net income (non-GAAP) of $0.3 million or $0.01 per share, for the same period in fiscal 2018. Adjusted net income (non-GAAP) for the year-to-date period of fiscal 2018 excludes $6.6 million ($3.7 million net of tax) of expense for legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. EBITDA for the third quarter of fiscal 2019 was ($16.9) million, compared to $26.7 million for the same period in fiscal 2018. For the year-to-date period of fiscal 2019, EBITDA was ($84.8) million, compared to $41.2 million, and after excluding the legal and regulatory costs referred to above, adjusted EBITDA of $47.8 million for the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references non-GAAP financial measures including EBITDA, adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share.

The Company believes the non-GAAP financial measures referenced in this Quarterly Report on Form 10-Q allow management and investors to understand and compare results in a more consistent manner for the 13-week and 39-week periods ended December 1, 2018 and November 25, 2017. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance which provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. EBITDA should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income (loss) as a measure of operating performance. A reconciliation of EBITDA to net income (loss) is shown below (in millions).

	13 Weeks Ended				39 Weeks Ended
	December 1, 2018		November 25, 2017		December 1, 2018		November 25, 2017
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
EBITDA (non-GAAP)	$(16.9)	(4.1%)	$26.7	5.7%	$(84.8)	(7.4%)	$41.2	3.2%
Less: Income tax provision (benefit)	17.9	4.3%	3.7	0.8%	(2.3)	(0.2%)	(4.2)	(0.3%)
Interest expense, net	3.3	0.8%	2.8	0.6%	9.5	0.8%	8.9	0.7%
Depreciation	12.4	3.0%	12.8	2.7%	38.1	3.4%	40.0	3.1%
Net income (loss) (GAAP)	$(50.4)	(12.2%)	$7.4	1.6%	$(130.0)	(11.4%)	$(3.4)	(0.3%)

This Quarterly Report on Form 10-Q also references adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share, each of which excludes prior fiscal year legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance and should be considered supplemental and not a substitute for the Company’s net income (loss) and earnings (loss) per share results reported in accordance with GAAP for the periods presented. A reconciliation of EBITDA, net income (loss) and earnings (loss) per share to adjusted EBITDA, adjusted net income (loss) and adjusted earnings (loss) per share, respectively, is shown below (in millions except per share amounts).

	13 Weeks Ended		39 Weeks Ended
	December 1, 2018	November 25, 2017	December 1, 2018	November 25, 2017

EBITDA (Non-GAAP)	$(16.9)	$26.7	$(84.8)	$41.2
Add back: Legal and regulatory matters	—	—	—	6.6
Adjusted EBITDA (Non-GAAP)	$(16.9)	$26.7	$(84.8)	$47.8

Net income (loss) (GAAP)	$(50.4)	$7.4	$(130.0)	$(3.4)
Add back: Legal and regulatory matters, net of tax (1)	—	0.1	—	3.7
Adjusted net income (loss) (Non-GAAP)	$(50.4)	$7.5	$(130.0)	$0.3

Earnings (loss) per share (GAAP)	$(0.62)	$0.09	$(1.62)	$(0.04)
Add back: Legal and regulatory matters, net of tax (1)	—	—	—	0.05
Adjusted earnings (loss) per share (Non-GAAP)	$(0.62)	$0.09	$(1.62)	$0.01

(1)

For the 39 weeks ended November 25, 2017, legal and regulatory costs relating to a California wage-and-hour matter and an ongoing CPSC inquiry totaled $6.6 million, or $3.7 million after adjusting for the tax impact.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter of fiscal 2019 with $71.1 million in cash and cash equivalents, compared to $135.4 million at the end of fiscal 2018 and $80.2 million at the end of the third quarter of fiscal 2018. The decrease from the end of fiscal 2018 was primarily the result of cash used in operating activities of $38.3 million and the utilization of cash to fund the Company’s capital expenditures of $31.5 million.

Cash Flows from Operating Activities

During the first nine months of fiscal 2019, operating activities used $38.3 million of cash, primarily as a result of a net loss of $130.0 million and an increase in inventories. These items were partially offset by an increase in accounts payable and other liabilities and adjustments for non-cash items. The increase in accounts payable from fiscal 2018 year end primarily resulted from changes in trade terms with certain vendors and timing of merchandise purchases. Inventory levels at the end of the third quarter of fiscal 2019 were $388.3 million, an increase of $40.8 million, or 11.8%, from the end of fiscal 2018 primarily due to the seasonal build of inventory for the holiday selling season.

Cash Flows from Investing Activities

During the first nine months of fiscal 2019, investing activities used $25.1 million of cash, which were primarily related to capital expenditures of $31.5 million deployed toward technology and infrastructure initiatives, distribution and fulfillment centers, and existing stores. Of those capital expenditures, $5.2 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. The Company has reduced planned capital expenditures for fiscal 2019 from $60 million to $40 million.

Cash Flows from Financing Activities

During the first nine months of fiscal 2019, financing activities used $0.4 million of cash resulting from cash outflows for repayments of long-term debt, partially offset by issuances of common stock primarily in connection with the Company’s stock purchase plan.

Revolving Credit Facility

At the end of the third quarter of fiscal 2019, the Company had a $350 million secured revolving credit facility with a $150 million accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility were limited to the lesser of $350.0 million or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $361.9 million as of December 1, 2018. The Company had no cash borrowings and $40.6 million in letters of credit and bankers’

acceptances outstanding under the Revolving Credit Facility, with $309.4 million remaining available for cash borrowings, all as of December 1, 2018.

Subsequent to quarter end, the Company amended its secured revolving credit facility to include a new $50 million FILO tranche provided by Bank of America and Pathlight Capital. The new FILO tranche, which was completed and funded on December 14, 2018, expands the secured revolving credit facility from $350 million to $400 million and modifies the borrowing base. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Revolving Credit Facility.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of December 1, 2018, the Company had $191.5 million outstanding under the Term Loan Facility with a carrying value of $189.6 million, net of unamortized discounts and debt issuance costs. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility.

Sources of Working Capital

Working capital requirements are expected to be funded with cash from operations, available cash balances, the completed FILO transaction and, as needed, borrowings against the Company’s Revolving Credit Facility. In addition, the Company has reduced planned capital expenditures for fiscal 2019. While there can be no assurance that the Company will sustain positive cash flows or profitability, given the Company’s current cash position, expected operating cash flows and borrowings available under the Revolving Credit Facility, the Company expects to have sufficient liquidity to fund its obligations, including debt-related payments and capital expenditure requirements, through the next 12 months.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 1, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors.

Other than the risk factors set forth below, there are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2018.

The Company cannot predict whether plans to position the Company for long-term growth and profitability and enhance shareholder value will be successful.

The Company is continuing to implement its strategic transformation plan in order to enhance shareholder value and to position the Company for long-term growth and profitability. The Company has incurred losses in recent periods and accordingly has taken a number of actions designed to grow top-line revenue, preserve and increase liquidity and reduce costs. Actions being taken by the Company include narrowing its strategic focus and honing execution, implementing a more rigorous cost reduction program, and reducing expected capital expenditures for fiscal 2019. If the Company continues to incur losses, additional actions may be required to improve the Company’s performance. The success of the Company’s initiatives is subject to risks and uncertainties with respect to market conditions and other factors that may cause actual results, performance or achievements to differ materially from its plans.

The Company must remain in compliance with the New York Stock Exchange’s requirements for the continued listing of its common stock on the exchange.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”). The Company expects to receive a “deficiency notice” from the NYSE that the Company has failed to comply with the NYSE’s listing requirement that the average closing price of the Company’s common stock over a consecutive 30-day trading period be not less than $1.00, which will result in the Company’s common stock being delisted from the NYSE if action is not taken to resume compliance with NYSE rules within the applicable cure period. The Company intends to take the necessary actions to meet the NYSE listing standards, which could include improving the Company’s financial results, engaging in capital transactions, effecting a reverse split of the common stock or appealing the NYSE’s delisting decision. Such actions must be completed and effective to increase the price of the Company’s common stock to a level meeting NYSE listing requirements within six months. There can be no assurance that the Company will be able to successfully implement any of these actions or regain compliance or that any appeal of a decision to delist the Company’s common stock would be successful.

Failure to maintain the Company’s NYSE listing could negatively impact the Company and its shareholders by reducing the willingness of investors to hold the Company’s common stock because of the resulting decreased price, liquidity and trading of the Company’s common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in the Company’s common stock to adhere to more stringent rules and may limit the Company’s ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of the Company’s financial condition, and cause reputational harm with investors and parties conducting business with the Company. The perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

There can be no assurance that the Company’s strategic review process will result in any transaction being consummated or any other specific action.

On December 19, 2018, the Company announced that its Board of Directors initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value and has retained Credit Suisse to assist in this effort. There can be no assurance that the strategic review will result in any transaction. If a transaction does result, there be no assurance as to its timing or that any such transaction will result in any value being delivered to the Company’s shareholders. The review process will require additional resources and costs and may contribute to increased uncertainty, each of which may adversely impact the Company’s business and financial results.

The Company’s ability to execute its strategic initiatives could be impaired if it fails to identify a successor CEO and retain its senior management team.

The Board of Directors has appointed an experienced chief executive having more than six years of service as a director of the Company to act as the Company’s interim CEO to oversee the actions necessary to address the challenges facing the Company and place it on a path to growth. Internationally recognized consultants are assisting management in this effort. The Board of Directors is evaluating alternative courses of action relative to the appointment of a successor CEO in response to the recent departure of the Company’s CEO and announcement that the Board has initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value. The Company has retention arrangements with certain senior executives that provide financial incentives to continue their employment for specified periods of time. There can be no assurance that these arrangements to provide effective executive leadership of the Company will be successful in achieving their objectives. The Company’s success depends, in part, upon the services of its senior management team. If the Company is unable to attract a successor CEO and retain its key senior executives its ability to successfully execute its strategic initiatives could be adversely impacted, which could adversely affect the Company’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of the Company made during the 13 weeks ended December 1, 2018, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sep 2, 2018 through Oct 6, 2018	—	$—	—	$26,610,135
Oct 7, 2018 through Nov 3, 2018	—	—	—	26,610,135
Nov 4, 2018 through Dec 1, 2018	—	—	—	26,610,135
	—	$—	—	$26,610,135

On April 18, 2018, the Company announced that the Board of Directors had determined to discontinue share repurchases under the April 2014 program. As of December 1, 2018, $26.6 million remained available for further share repurchases of common stock under the April 2014 program. There is no expiration date on the current authorization.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously reported in a Current Report on Form 8-K filed on November 5, 2018, on November 3, 2018, the Compensation Committee of the Company’s Board of Directors approved a one-time cash retention award in the amount of $615,000 to Nancy A. Walsh, the Company’s Executive Vice President and Chief Financial Officer, which award was payable on December 3, 2019, provided Ms. Walsh remained employed by the Company or an affiliate through such date subject to certain exceptions.  On January 8, 2019, the Compensation Committee approved an amendment to the retention award to provide for payment of the award within fifteen days of January 8, 2019, subject to a clawback provision in the event Ms. Walsh’s employment with the Company is terminated for “Cause” or she resigns without “Good Reason” prior to February 29, 2020, each as defined in the First Amended and Restated Retention Award Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 10.8.

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

10.1+

Employment Letter dated November 2, 2018 between Pier 1 Services Company and Donna Noce Colaco, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2018 (File No. 001-07832).

10.2+

Form of Executive Agreement between Pier 1 Imports, Inc. and Donna Noce Colaco, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2018 (File No. 001-07832).

10.3+

Form of Retention Award Agreement between Pier 1 Imports, Inc. and Nancy A. Walsh, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 5, 2018 (File No. 001-07832).

10.4*+	Restricted Stock Award Agreement between Pier 1 Imports, Inc. and Donna Noce Colaco, dated December 3, 2018.

10.5*

First Amendment to the Second Amended and Restated Credit Agreement dated December 14, 2018 among Pier 1 Imports (U.S.), Inc., the facility guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Pathlight Capital Fund I LP, as ABL term loan agent.

10.6*+	Agreement for Severance Benefits and for Release, Waiver and Nondisclosure between Pier 1 Services Company and Bhargav J. Shah effective December 28, 2018.

10.7*+	Restricted Stock Award Agreement between Pier 1 Imports, Inc. and Cheryl A. Bachelder dated December 28, 2018.

10.8*+	First Amended and Restated Retention Award Agreement between Pier 1 Imports, Inc. and Nancy A. Walsh dated January 8, 2019.

31.1*	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management Contracts and Compensatory Plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date:	January 9, 2019	By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder,
Interim Chief Executive Officer

Date:	January 9, 2019	By:	/s/ Nancy A. Walsh
Nancy A. Walsh, Executive Vice President and
Chief Financial Officer

Date:	January 9, 2019	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer