Form 10-K
period 2019-03-02
PIER 1 IMPORTS INC/DE
filed 2019-04-29
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 2, 2019.

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

Registrant’s telephone number, including area code:  (817) 252‑8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2018, was approximately $148,829,659.  The registrant has no non-voting common stock.

As of April 22, 2019, there were outstanding 85,013,806 shares of the registrant’s common stock, all of one class.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference:

1)	Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders in Part III hereof.

PIER 1 IMPORTS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended March 2, 2019

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

Management’s expectations and assumptions regarding: actions intended to return the Company to profitable growth; fiscal 2020 action plans and expense reduction initiatives intended to reset the Company’s gross margin and cost structure; the Company’s ability to increase cash flows to support its operating activities; the results of the evaluation of strategic alternatives and the terms, value and timing of any transaction resulting from that process, or the failure of any such transaction to occur; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the effectiveness of the Company’s relationships with, and operations of, its key suppliers; risks related to U.S. import policy, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; changes in foreign currency values relative to the U.S. dollar; the Company’s ability to identify a successor chief executive officer and chief financial officer and retain its senior management team; the Company’s ability to comply with the continued listing criteria of the New York Stock Exchange (“NYSE”), and risks arising from the potential suspension of trading of the Company’s common stock on that exchange; and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Additional risks and uncertainties that may affect Company operations and performance include, among others: the failure by the Company to identify, develop and successfully implement immediate action plans and longer-term strategic initiatives; an inability to anticipate, identify and respond to changing customer trends and preferences and to identify, source, ship and deliver items of acceptable quality to its U.S. distribution and fulfillment centers, stores and customers at reasonable prices and rates in a timely fashion; risks related to outsourcing, including disruptions in business and increased costs; an overall decline in the health of the U.S. economy and its impact on consumer confidence and spending; disruptions in the Company’s domestic supply chain or e‑Commerce website; failure to successfully manage and execute the Company’s marketing initiatives; negative impacts from failure to control merchandise returns and recalls; potential impairment charges; the Company’s access to adequate operating cash flow, trade credit, borrowed funds and capital to fund its operations and pay its obligations as they become due; competition; disruption in the global credit and equity markets; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; an inability to operate in desirable locations at reasonable rental rates; failure to attract and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions or natural disasters; risks related to technology; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity; failure to maintain positive brand perception and recognition; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; factors beyond the Company’s control, including general economic and market conditions, fluctuations in the Company’s financial condition or other factors that could affect the stock price; risks related to activist shareholders; regulatory and legal risks; and litigation risks.

The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in this Annual Report on Form 10-K for the year ended March 2, 2019, included in Item 1A. Risk Factors.

PART I

Item 1. Business.

General Development of Business.

Pier 1 Imports, Inc. was incorporated as a Delaware corporation in 1986. Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. References to “Pier 1 Imports” relate to the Company’s retail stores and e‑Commerce website conducting business under the name Pier 1 Imports. Founded with a single store in 1962, Pier 1 Imports is a leading omni-channel retailer of unique home décor and accessories. The Company’s products are available in retail stores throughout the U.S. and Canada and online at pier1.com. The Company directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products.

On April 17, 2019, the Company announced that it is implementing an action plan designed to reset its gross margin and cost structure, including reinvesting in the business to reset its assortment strategy, build core competencies and talent, and drive long-term efficiencies. The Company expects to capture efficiencies and drive improvement in the following areas: 1) Revenue and Margin; 2) Marketing and Promotional Effectiveness; 3) Sourcing and Supply Chain; 4) Cost Cutting; and 5) Store Optimization.

As of March 2, 2019, the Company had 973 stores in the United States and Canada. In fiscal 2019, the Company opened 1 new store and closed 31 stores. The Company operates regional distribution center facilities and/or fulfillment centers in or near Baltimore, Maryland; Columbus, Ohio; Fort Worth, Texas; Ontario, California; Savannah, Georgia; and Tacoma, Washington; and its corporate headquarters is located in Fort Worth, Texas.

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

As of March 2, 2019, the Company operated 906 stores in the United States and 67 stores in Canada in addition to its e‑Commerce website, pier1.com. The Company’s stores in the United States and Canada average approximately 10,000 gross square feet, which includes an average of approximately 8,000 square feet of retail selling space. The stores are located in freestanding units near shopping centers or malls and in-line positions in major shopping centers. The Company operates in substantially all major U.S. and most Canadian metropolitan areas and many of the primary smaller markets. The Company generally has its highest sales volumes during November and December as a result of the holiday selling season. In fiscal 2019, net sales of the Company totaled $1.6 billion.

The Company offers a unique selection of merchandise items imported from many countries around the world. While the broad categories of the Company’s merchandise remain fairly constant, individual items within merchandise categories change frequently in order to meet the changing demands and preferences of customers and trends. The principal categories of merchandise include the following:

DECORATIVE ACCESSORIES — This merchandise group constitutes the broadest category of merchandise in the Company’s sales mix and accounted for approximately 67% of sales in fiscal 2019, compared to approximately 65% of sales in fiscal years 2018 and 2017. These goods include decorative accents and textiles such as rugs, wall decorations and mirrors, pillows, bedding, lamps, vases, dried and artificial flowers, baskets, ceramics, dinnerware, candles, fragrance, gifts and seasonal items.

FURNITURE — This merchandise group consists of furniture and furniture cushions to be used in living, dining, office, kitchen and bedroom areas, sunrooms and patios. This group accounted for approximately 33% of sales in fiscal 2019, compared to  approximately 35% of sales in fiscal years 2018 and 2017. The Company’s furniture is generally made of metal or handcrafted natural materials, including rattan, pine, acacia, oak, and other woods with either natural, stained, painted or upholstered finishes.

The Company’s merchandise largely consists of items that feature a significant degree of handcraftsmanship. The Company enjoys long-standing relationships with many vendors and agents and is not dependent on any particular merchandise supplier. The Company believes alternative sources of merchandise could be procured over a reasonable period of time, if necessary. When sourcing merchandise, the Company considers quality, dependability of delivery and cost. During fiscal 2019, the Company sold merchandise imported from many different countries, with approximately 60% of its sales derived from merchandise produced in China, 16% in India and 17% collectively in Vietnam, the United States and Indonesia. The remainder of its merchandise is sourced from other countries around the world.

Most merchandise is shipped from the supplier to the Company’s distribution centers, where merchandise is then allocated and delivered to retail stores, fulfillment centers or to third-party carriers fulfilling customer orders.

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

On March 2, 2019, the Company employed approximately 18,000 associates in the United States and Canada, of which approximately 4,000 were full-time employees and 14,000 were part-time employees.

Available Information.

The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC through its Internet website at www.sec.gov. The Company makes available, free of charge through its Internet website address at www.pier1.com, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports it files with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K.

Executive Officers of the Company

CHERYL A. BACHELDER, age 62, was named Interim Chief Executive Officer on December 18, 2018. She most recently served as Chief Executive Officer of Popeyes Louisiana Kitchen, Inc., from 2007 to 2017. From January 2001 to September 2003, Ms. Bachelder served as the President and Chief Concept Officer for KFC Corporation in Louisville, Kentucky, where she was directly responsible for the U.S. business. From June 1995 to December 2000, Ms. Bachelder served as Vice President, marketing and product development for Domino's Pizza, Inc. She has previously held multiple executive positions with consumer industry companies including RJR Nabisco, Gillette Company and Procter & Gamble.

DEBORAH RIEGER-PAGANIS, age 63, was appointed Interim Chief Financial Officer in April 2019. She is employed as a managing director of AlixPartners, LLP, a global consulting firm, and will continue in that capacity while serving as Interim Chief Financial Officer of the Company. In her capacity as a managing director at AlixPartners, Ms. Rieger-Paganis has worked closely with the Company’s leadership team in a consulting capacity. She has more than 30 years of experience leading and improving retail companies’ finance organizations and business operations, including her 17 years at AlixPartners, where she has served as both an advisor and an interim chief financial officer to a range of companies.

ROBERT E. BOSTROM, age 66, was named Executive Vice President, Chief Legal and Compliance Officer and Corporate Secretary in January 2019. Prior to joining the organization, Mr. Bostrom was most recently with Abercrombie & Fitch, Co. where he served as Senior Vice President and Special Counsel from October 2018 to January 2019, and Senior Vice President, General Counsel and Corporate Secretary from January 2014 to September 2018. Previously, Mr. Bostrom was Co-Chair of the Financial Institutions and Regulatory Compliance practice at international law firm Greenberg Traurig, LLP from 2012 to 2013, and Co-Head of the Global Financial Institutions and Funds Sector for SNR Denton, one of the largest law firms worldwide, from 2011 to 2012. Prior to that, Mr. Bostrom served as general counsel of Freddie Mac from 2006 to 2011.

DONNA N. COLACO, age 60, was named Executive Vice President and Chief Customer Officer in December 2018. Prior to joining the Company, Ms. Colaco most recently served as Brand President of White House Black Market, a Chico’s FAS, Inc. brand, from August 2007 to January 2018. Ms. Colaco also served as a member of the Chico’s FAS Executive Committee. Prior to that, Ms. Colaco spent 11 years with AnnTaylor Stores Corporation, where she held positions of increasing responsibility within the merchandising organization, successfully launched the LOFT outlet division, and served as head of e-Commerce for the Ann Taylor brand. From 2006 to 2007, Ms. Colaco was President of Ann Taylor Loft, a $1 billion apparel and accessories business.

MARK R. HALEY, age 48, was named Executive Vice President, Store Sales and Operations of the Company in May 2018, having previously served as Senior Vice President, Store Operations since April 2016 and as Vice President, Store Operations from 2011 to 2016. Prior to re-joining the Company, Mr. Haley served as Director, Stores for Old Navy, a subsidiary of Gap Inc., from 2004 to 2011. Mr. Haley began his career with Pier 1 Imports in 1990 serving in various roles including Director, Stores from March 2001 to July 2004 and Regional Manager from January 2000 to March 2001.

CHRISTINE C. MURRAY, age 44, was named Executive Vice President, Human Resources and Chief Human Resources Officer of the Company in April 2019, having previously served as Senior Vice President, Human Resources and Chief Human Resources Officer since March 2018 and as Vice President, Organizational Development and Talent Acquisition from 2011 to 2018. Ms. Murray began her career with Pier 1 Imports in 2005 serving in various roles including Director, Human Resources and Director Organizational Development and Training. Prior to joining the organization, Ms. Murray held the position of Director, Human Resources for Destination Maternity Corporation from 2003 to 2005.

WILLIAM H. SAVAGE, age 55, was named Executive Vice President of Global Supply Chain in November 2018 having previously served as Executive Vice President of Global Sourcing since December 2017.  Prior to joining the Company, Mr. Savage served as the President Home Division for Sears Holdings Corporation from 2014 to 2017. From 2012 to 2014, Mr. Savage served as Executive

Commercial Director for Tesco PLC in China and prior to that as Executive Vice President and Chief Merchandising Officer, Retail for Walmart, Inc. in India from 2010 to 2012. Earlier in his career, he held senior leadership positions with Metro Cash & Carry International in Vietnam and Kingfisher PLC in China, Korea and the U.K.

LANCE J. WILLS, age 51, was named Executive Vice President, Chief Information Officer in February 2019. Prior to joining the organization, Mr. Wills served as Executive Vice President, Global Technology Officer for Toys"R"Us, Inc. from 2016 to 2018. Prior to that, he spent three years with American Eagle as Vice President, Global Head of Digital Technology from 2013 to 2016, and six years with Macy's, Inc. as Vice President, Digital Technology.

DARLA D. RAMIREZ, age 57, was appointed Interim Principal Financial Officer in April 2019. She serves as the Company’s Principal Accounting Officer, a position she has held since January 2011, and as Vice President and Controller of the Company’s operating subsidiaries. From October 2017 through January 2018, she also served as Interim Chief Financial Officer of the Company.

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

Strategic Risks and Strategy Execution Risks

Failure by the Company to identify, develop and successfully implement immediate action plans and longer-term strategic initiatives would negatively impact the Company.

The Company’s ability to address the challenges currently facing the business and to deliver improved financial performance is dependent on the Company successfully identifying, developing and implementing plans and initiatives intended to drive near-term improvement and to return the Company to sustainable financial performance. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive results takes longer than expected, the Company’s business, financial condition and results of operations would be adversely affected. If the Company continues to incur substantial losses, additional actions will be required to address the Company’s financial performance. The success of the Company’s plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from its plans and expected results.

The Company must be able to anticipate, identify and respond to changing trends and customer preferences for home décor and furniture.

The success of the Company’s specialty retail business depends largely upon its ability to consistently predict trends and to provide merchandise that satisfies consumer demand in a timely manner. Consumer preferences often change and may not be reasonably predicted, and the Company may fail to identify and source the necessary products to meet customers’ tastes in a timely manner. A majority of the Company’s merchandise is manufactured, purchased and imported from countries around the world and may be ordered well in advance of the applicable selling season. Extended lead times may make it difficult to respond rapidly to changes in consumer demand, and as a result, the Company may be unable to react quickly and source needed merchandise. In addition, the Company’s vendors may not have the ability to handle the Company’s demand for changing products or increased speed of replenishment. The seasonal nature of the business leads the Company to purchase, and requires it to carry, a significant amount of inventory prior to its peak selling season. As a result, the Company may be vulnerable to evolving home furnishing trends, changes in customer preferences, and pricing shifts, and may misjudge the timing and selection of merchandise purchases or consumer demand. The Company’s failure to anticipate, predict and respond in a timely manner to changing trends could lead to lower sales and additional discounts and markdowns in an effort to clear merchandise, which could have a negative impact on merchandise margin and, in turn, the results of operations.

The Company outsources certain business processes to third-party vendors and has certain business relationships that subject the Company to risks, including disruptions in business, cybersecurity threats and increased costs.

The Company outsources numerous business processes to third parties including: gift card tracking and authorization; credit card authorization and processing; store schedule visibility and time/attendance tracking; store maintenance services; maintenance and support of the Company’s website and e‑Commerce platform; software development; certain marketing services; insurance claims processing; real estate services; customs filings and reporting; domestic and ocean freight including certain processing functions; integration, shipment and delivery of customer orders including parcel, in-home delivery and drop ship; certain merchandise compliance functions including testing; certain payroll processing and various tax filings, administration and record keeping for certain employment benefits including retirement and deferred compensation plans, the stock purchase plan and medical and prescription plans; and third-party vendor auditing. In addition, the Company also has business relationships with third parties to provide essential services such as the extension of credit to its customers and maintenance of the Pier 1 rewards credit card program. The Company makes a diligent effort to ensure that all providers of these services are observing proper internal control and business continuity practices, such as redundant processing facilities, and appropriate policies and practices to mitigate the risk of security breaches, cyber incidents and e‑Commerce related fraud that could damage the Company, its customers or other third parties with whom it does business. Failures affecting the Company’s vendors have occurred in the past, without any material adverse impact upon the Company, and could occur in the future. There can be no assurance that failures will not occur or that their effects on the Company would not be material. Failure of third parties to provide adequate services or the Company’s inability to arrange for alternative providers on favorable terms in a timely manner could have a material negative effect on the Company’s operations and financial results.

An overall decline in the health of the economy in the United States and its impact on consumer confidence and spending could negatively impact the Company’s financial results.

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

A disruption in the operation of the domestic portion of the Company’s supply chain, or its e‑Commerce website, could impact the Company’s ability to deliver merchandise to its stores and customers, which could impact its sales, operations and financial results.

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

The success and growth of the Company is dependent upon retaining existing customers, including Pier 1 Reward Credit Card holders, and acquiring new customers to generate increased traffic in order to produce sales in its stores and through the Company’s e‑Commerce website. Successful marketing efforts require the ability to obtain and maintain customer information, determine the customer’s merchandise and purchasing interests, and to personalize communication to customers through their desired mode of communication utilizing various channels. Media placement decisions are generally made months in advance of the scheduled release date and are subject to the competitive landscape of advertisement placement. While gathering information about customers, the Company must consider the customers’ interest in participating in loyalty programs, the customer’s desire for privacy and the need to comply with applicable laws and regulations regarding advertising and privacy. Any future changes in federal or state privacy laws or their interpretation or enforcement by courts and governmental agencies could adversely impact the Company’s ability to market to customers. The Company’s inability to obtain and use both new and existing customer information, accurately predict and respect its customers’ preferences, utilize the desired modes of communication, allocate marketing resources to maximize return, maintain effectiveness of its loyalty program or ensure availability of advertised products could negatively impact the business and financial results.

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

Changes to estimates related to the Company’s property and equipment, financial results that are lower than its current estimates at certain store locations or determinations to close underperforming stores may cause the Company to incur impairment charges on certain long-lived assets, negatively affecting its financial results.

The Company makes certain accounting estimates and projections with regard to individual store operations as well as overall Company performance in connection with its impairment analysis for long-lived assets in accordance with applicable accounting guidance. An impairment charge may be required if the impairment analysis indicates that the carrying value of an asset exceeds the sum of the expected undiscounted cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from the Company’s estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, the Company’s financial results could be negatively affected.

There can be no assurance that the Company’s strategic review process will result in a transaction being consummated or any other specific action.

On December 19, 2018, the Company announced that its Board of Directors initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value and has retained Credit Suisse to assist in this effort. There can be no assurance that the strategic review will result in a transaction. If a transaction does result, there be no assurance as to its timing or that any such transaction will result in any value being delivered to the Company’s shareholders. The review process will require additional resources and costs and may contribute to increased uncertainty, as well as diversion of management’s time and attention, each of which may adversely impact the Company’s business and financial results.

The Company’s ability to execute its strategic initiatives could be impaired if it fails to identify a successor CEO and CFO and retain its senior management team.

The Board of Directors has appointed an experienced chief executive having more than six years of service as a director of the Company to act as the Company’s interim CEO to oversee the actions necessary to address the challenges facing the Company and place it on a path to growth. Internationally recognized consultants are assisting management in this effort. The Board of Directors is evaluating alternative courses of action relative to the appointment of a successor CEO in response to the recent departure of the Company’s CEO and announcement that the Board has initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value. The Company has also engaged an interim CFO with extensive experience leading retail company finance organizations and business operations while the Board of Directors searches for a permanent CFO. The Company has retention arrangements with certain senior executives that provide financial incentives to continue their employment for specified periods of time. There can be no assurance that these arrangements to provide effective executive leadership of the Company will be successful in achieving their objectives. The Company’s success depends, in part, upon the services of its senior management team. If the Company is unable to attract a successor CEO and CFO and attract and retain key senior executives its ability to successfully execute its strategic initiatives could be adversely impacted, which could adversely affect the Company’s business, financial condition and results of operations.

Risks Relating to Liquidity

If the Company is unable to generate sufficient cash flows from operations, it may not be able to fund its obligations. Insufficient cash flows from operations could result in the substantial utilization of the Company’s secured revolving credit facility or similar financing, which may limit the Company’s ability to conduct certain activities.

The Company is dependent upon generating sufficient cash flows from operations to fund its obligations and strategic investments. The Company maintains a secured revolving credit facility to enable it to acquire merchandise, fund working capital requirements as well as to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain eligible assets of the Company and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions on the Company, including restrictions on the ability of the Company to repurchase its common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. The Company entered into a senior secured term loan facility in April of 2014. The facility contains a number of affirmative and restrictive covenants that may also limit the Company’s actions. Continued negative cash flows from operations could result in the Company borrowing increased amounts under its credit facilities to fund operational needs and increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in the Company being subject to increased restrictions and increase interest expense and overall leverage. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion.

The Company is dependent on the availability of adequate operating cash flow, trade credit, borrowed funds and capital.

The Company is dependent on the availability of adequate operating cash flow, trade credit, borrowed funds and capital to fund its operations and to pay its obligations as they become due. If these sources are insufficient to fund the Company’s future operations, including capital expenditures, and to repay its debt and other obligations as they become due, the Company may need to raise additional funds through other public or private sources. If unfavorable conditions exist if and when the Company seeks additional financing, it may not be able to raise sufficient capital on favorable terms or on a timely basis, if at all. Continued deterioration of the Company’s financial performance or adverse trends or disruption in the global credit and equity markets could negatively affect the Company’s ability to obtain necessary funding. A decline in economic conditions could also result in difficulties for financial institutions and other parties with whom the Company does business, which could potentially affect the Company’s ability to access financing under existing arrangements or to otherwise recover amounts as they become due under the Company’s contractual agreements. The inability of the Company to obtain financing as needed on acceptable terms to fund its operations would have a negative impact on the Company’s business and financial results.

The Company depends upon relationships with its vendors to support the Company’s ability to purchase merchandise on competitive terms. A significant change in vendor support could limit the Company’s ability to acquire merchandise on competitive price or payment terms.  If the Company’s vendors seek accelerated payment terms or materially increased usage of letters of credit, the Company’s financial condition and results of operations would be adversely affected.

Risks Related to Profitability

The Company operates in a highly competitive retail environment with companies offering similar merchandise. If the Company fails to effectively compete for and retain customers, sales could decline.

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

The profitability of the business depends in large part on operating the current store base at a reasonable profit, opening and operating new stores at a reasonable profit, and identifying and closing underperforming stores. For the majority of the Company’s current store base, a large portion of a store’s operating expense is the cost associated with leasing the location. The Company actively monitors individual store performance and attempts to negotiate favorable lease terms to ensure stores can remain profitable or have the ability to return to a profitable state. Current locations may not continue to be desirable as the Company’s strategy evolves or demographics change, and the Company may choose to close underperforming stores before lease expiration and incur lease termination costs associated with those closings. The Company cannot give assurance that opening new stores or an increase in closing underperforming stores will result in improved financial results.

Failure to attract, motivate and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support the Company’s stores, distribution and fulfillment centers and e‑Commerce website could negatively affect the Company’s business.

The Company’s success depends, in a large part, on being able to successfully attract, motivate and retain a qualified management team and associates. Sourcing qualified candidates to fill important positions within the Company, especially management, given current business trends and the highly competitive retail environment may prove to be a challenge. The inability to recruit and retain such individuals could result in turnover in the corporate headquarters, stores, and distribution and fulfillment centers, which could have a negative effect on the Company’s business and strategic plan. Management will continue to assess the Company’s compensation and benefit program in an effort to attract future qualified candidates and retain current experienced management team members.

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

The Company continues to enhance its omni-channel capabilities. Successful execution of omni-channel initiatives depends on the Company’s ability to maintain uninterrupted availability of the Company’s e‑Commerce website and supporting applications, adequate and accurate inventory levels, timely and cost-effective fulfillment and delivery of customer orders, accurate shipping of undamaged product and coordination of those activities within the Company’s retail stores. In addition, the Company’s customer service function must maintain a high standard of customer care. Failure to successfully manage omni-channel processes and costs may negatively impact sales and profitability, result in the loss of customers and damage the Company’s reputation.

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

The Company receives and maintains certain personal and payment information of its customers, vendors and associates. The collection and use of this information by the Company is regulated at the international, national, federal, state and other political subdivision levels, and is subject to certain contractual restrictions in third-party agreements. The Company utilizes numerous tools and processes intended to protect against, detect and respond to security breaches and cyber incidents that could compromise this information, including associate training and an integrated risk assessment and disclosure process. The Company utilizes an incident response plan as part of its crisis management program, which is reviewed, enhanced and tested annually. This response plan includes notification and disclosure to appropriate levels of management, the Company’s Board of Directors and other stakeholders including affected customers and governmental authorities. Although the Company has implemented processes to collect and protect the integrity and security of personal and payment information, there can be no assurance that this information will not be obtained by unauthorized persons, or collected or used inappropriately.

Like all large scale retailers, the Company’s information systems and those of its vendors are under continuous attack by U.S. and foreign criminal elements seeking access to the Company’s data generally and particularly information regarding its customers and employees or to otherwise disrupt its operations. These increasingly sophisticated cyberattacks include computer viruses, malicious code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and similar disruptions. While the Company has not to its knowledge experienced a material breach or loss of sensitive information, there can be no assurance that the Company has the resources or technical expertise to anticipate or prevent such breaches or losses or that their cost or impact to the Company will not be material. If the security and information systems of the Company or of its business partners are compromised or its internal or external business associates fail to comply with the Company’s security breach and cyber incident policies and procedures or applicable laws and regulations and customer or employee information is obtained by unauthorized persons, or collected or used inappropriately, the Company’s reputation and marketing initiatives, as well as operations and financial results, could be materially impacted. These events could result in litigation and/or regulatory action against the Company, including the imposition of monetary judgments, penalties and fines in amounts that would be material to the Company. In addition, a compromise of the Company’s systems could result in a disruption to operations and strategic initiatives and require materially greater resources to remediate, investigate, correct and upgrade systems. As the tactics and capabilities of cyber criminals change and become more sophisticated, and as privacy and information security laws and regulations change, the Company will continue to incur significant costs to remain reasonably secure and in compliance.

Failure to successfully implement new information technology systems and enhance existing systems could negatively impact the Company’s operations and financial results.

The Company regularly invests in new information technology systems and implements modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality and cloud-based solutions such as software-as-a-service, platform-as-a service and data storage. The Company believes it is taking appropriate actions to ensure the successful implementation and return on investment of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. However, there can be no assurance the Company has anticipated all potential risks including security breach and cyber incident risks. Failure to successfully implement these initiatives could negatively impact the Company’s operations and financial results.

The Company’s business operations, including the Company’s e‑Commerce website, are subject to inherent cybersecurity risks and e‑Commerce related fraud that may disrupt its business and negatively impact the Company’s operations, financial results and reputation.

The Company’s e‑Commerce functionality has increased the Company’s exposure to security breach and cyber incident risks and e‑Commerce related fraud. A compromise of the Company’s or its third-party vendors’ information systems could result in a service disruption, personal information of the Company’s customers or proprietary information of the Company or its vendors being obtained by unauthorized users or the Company, its customers or its vendors falling victim to unauthorized, fraudulent transactions. A failure to exercise adequate oversight over third-party vendors, including compliance with service level agreements or regulatory or legal requirements, could result in economic and reputational harm to the Company. Although the Company has implemented processes to mitigate the risks of security breaches, cyber incidents and e‑Commerce related fraud, and believes that it has responded appropriately and effectively to prevent any material adverse effect on the Company or its customers when these events have occurred, there can be no assurance that such events will not continue to occur, that such mitigation will be successful or that the Company or its customers will not in a future instance suffer material losses. These events could result in violation of privacy laws, litigation or regulatory action, increased costs and a loss of consumer confidence in the Company’s security measures. While the Company has successfully mitigated past events of this nature with minimal disruption to the business, a major event, especially during peak selling season, could be more disruptive and require significant time and resources to resolve, and could result in a material adverse impact on the Company’s operations, financial results and reputation.

Failure to maintain positive brand perception and recognition could have a negative impact on the Company’s operations, financial results and reputation.

Maintaining a good reputation is critical to the Company’s business. Social media has increased the risk that the Company’s reputation could be negatively impacted in a short amount of time. If the Company is unable to quickly and effectively respond to occurrences of negative publicity through social media or otherwise, it may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact the Company’s operations, financial results and reputation.

Risks Associated with International Trade

As an importer and retailer of imported merchandise, the Company is subject to certain risks that typically do not affect retailers of domestically produced merchandise.

The Company must order merchandise well in advance of delivery and generally takes title to the merchandise at the time it is loaded for transport to designated U.S. destinations. Global political unrest, war, threats of war, terrorist acts or threats, especially threats to foreign and U.S. ports and piracy, disruption in the operation of the international portion of the Company’s supply chain, limited number of shipping carriers, labor unrest or natural disasters could adversely affect the Company’s ability to import merchandise from certain countries. Although the Company pays for the vast majority of its merchandise in U.S. dollars, fluctuations in foreign currency exchange rates and the relative value of the U.S. dollar, restrictions on the convertibility of the dollar and other currencies, duties, preferential trade agreements including generalized system of preferences, retaliatory tariffs or commercially restrictive duties, taxes and other charges on imports, rising labor costs and cost of living in foreign countries, dock strikes, worker strikes, import quota systems and other restrictions sometimes placed on foreign trade can affect the price, delivery and availability of imported merchandise as well as exports to the Company’s stores in other countries. The inability to import merchandise from China and other countries, unavailability of adequate shipping capacity at reasonable rates, or the imposition of significant tariffs could have a negative effect on the operations and financial results of the Company. Ocean carriage and freight costs, duties and agent commissions contribute a substantial amount to the cost of imported merchandise. Monitoring foreign vendors’ compliance with applicable laws and Company standards, including quality and safety standards and social compliance issues, is more difficult than monitoring domestic vendors.

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

In addition to being subject to domestic laws such as the Foreign Corrupt Practices Act, the governments of the countries in which the Company does business maintain a variety of additional trade laws under which the Company’s ability to import may be affected from time to time, including antidumping laws, countervailing duty laws, safeguard laws, and laws designed to protect intellectual property rights. Although the Company may not be directly involved in a particular trade dispute under any of these laws, its ability to import, or the terms and conditions under which it can continue to import, may be affected by the outcome of such disputes.

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

Approximately 60% of the Company’s fiscal 2019 net sales were derived from merchandise produced in China. Of that amount, approximately half consisted of product classes subject to the tariffs enacted by the U.S. government in 2018. The Company has developed strategies to partially mitigate the impact of the current 10% and proposed 25% tariffs, including collaborative efforts with its vendor partners, such that financial results for fiscal 2019 were not materially affected. There can be no assurance as to the final scope of the tariffs that will be imposed or the course or timing of trade negotiations between the United States and China to resolve the issues which led the Office of the U.S. Trade Representative to impose the tariffs. Imposition of the 25% tariff in 2020 or future fiscal years would have a material adverse effect on the Company’s business and financial condition.

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

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”). The Company received a “deficiency notice” from the NYSE on January 11, 2019 that the Company failed to comply with the NYSE’s listing requirement that the average closing price of the Company’s common stock over a consecutive 30-day trading period be not less than $1.00, which will result in the Company’s common stock being delisted from the NYSE if action is not taken to resume compliance with NYSE rules within the applicable cure period. The Company intends to take the necessary actions to meet the NYSE listing standards and has included a reverse stock split proposal in the Proxy Statement for the 2019 Annual Meeting of Shareholders. Other possible actions may include improving the Company’s financial results, engaging in capital transactions or appealing the NYSE’s delisting decision. Such actions must be completed and effective to increase the price of the Company’s common stock to a level meeting NYSE listing requirements on or before July 11, 2019. The Company must also continue to meet other NYSE listing standards, including requirements that its average market capitalization over a consecutive 30 trading-day period not be less than $50 million at the same time shareholders' equity is less than $50 million, that its average market capitalization over a consecutive 30 trading-day period not be less than $15 million and that the common stock not trade at an “abnormally low” value. There can be no assurance that the Company will be able to successfully implement the necessary actions to maintain or regain compliance with NYSE listing requirements or that any appeal of a decision to delist the Company’s common stock would be successful.

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

Legislation on a local, regional, state, national or global level may have a negative effect on the Company’s profitability or ability to operate its business. Compliance with certain legislation carries with it significant costs. The Company is subject to oversight by many governmental and quasi-governmental agencies in the course of operating its business because of its numerous locations, large number of associates, contact with consumers, importation and exportation of product and public company status. In addition, the Company is subject to a broad range of business regulations including consumer product quality and safety standards. Complying with new and existing laws and regulations may cause the Company to incur significant expenses, including the costs associated with financial reporting requirements, periodic audits and recalls. Any failure or alleged failure to comply may also result in damage to the Company’s reputation or additional costs in the form of litigation, financial penalties and fines or business interruptions.

The Company conducts business in many jurisdictions, including foreign countries. In many of these jurisdictions, the Company may be required to comply with employment laws and pay or collect tariffs and duties, national, state and local sales taxes or similar taxes at the point of sale or delivery of merchandise and remit such amounts to the appropriate authorities. The Company is also subject to income taxes, excise taxes, franchise taxes, payroll taxes and other special taxes. The Company is also required to maintain various kinds of business and commercial licenses to operate its stores and other facilities. Rates of taxation are beyond the Company’s control, and changes in such rates or taxation methods and rules could have a negative impact on the Company’s financial results. Failure to comply with laws concerning the collection and remittance of taxes, duties and tariffs, and with licensing requirements could also subject the Company to financial penalties and fines or business interruptions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers.  The Company has an operating lease for its corporate headquarters located in Fort Worth, Texas, which included approximately 408,000 square feet of office space as of March 2, 2019. Approximately 53,000 square feet of this office space was subleased at fiscal 2019 year end. Total gross square footage for all stores was 9.6 million and retail square footage was 7.7 million as of March 2, 2019. The following table sets forth the Company’s U.S. and Canadian stores by state and province as of March 2, 2019:

United States
Alabama	11	Louisiana	15	Ohio	27
Alaska	3	Maine	2	Oklahoma	6
Arizona	23	Maryland	21	Oregon	12
Arkansas	8	Massachusetts	20	Pennsylvania	37
California	99	Michigan	29	Rhode Island	2
Colorado	13	Minnesota	18	South Carolina	13
Connecticut	17	Mississippi	6	South Dakota	2
Delaware	4	Missouri	15	Tennessee	17
Florida	71	Montana	5	Texas	74
Georgia	26	Nebraska	4	Utah	7
Hawaii	7	Nevada	7	Vermont	1
Idaho	6	New Hampshire	6	Virginia	31
Illinois	33	New Jersey	31	Washington	25
Indiana	17	New Mexico	4	West Virginia	5
Iowa	8	New York	46	Wisconsin	18
Kansas	7	North Carolina	32	Wyoming	2
Kentucky	11	North Dakota	2
Canada
Alberta	12	New Brunswick	2	Ontario	33
British Columbia	13	Newfoundland	1	Saskatchewan	2
Manitoba	2	Nova Scotia	2

The Company currently owns or leases distribution and fulfillment center space of approximately 5.4 million square feet.  The Company also acquires temporary distribution center space periodically through short-term leases.  As of March 2, 2019, the Company owned or leased under operating leases the following properties, which include distribution and/or fulfillment centers in or near the following cities:

Location	Approx. Sq. Ft.	Owned/Leased Facility
Baltimore, Maryland	1,278,000	Leased
Columbus, Ohio	1,166,000	Leased
Fort Worth, Texas	460,000	Owned
Fort Worth, Texas	310,000	Leased
Ontario, California	991,000	Leased
Savannah, Georgia	784,000	Leased
Tacoma, Washington	451,000	Leased

Item 3. Legal Proceedings.

See the discussion of pending legal proceedings in Note 8 of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Number of Holders of Record and Stock Symbol

The Company’s common stock is traded on the NYSE under the symbol “PIR.BC.” As of April 22, 2019, there were approximately 5,900 shareholders of record of the Company's common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

December 2, 2018 through March 2, 2019 — The following table provides information with respect to purchases of common stock of the Company made during the three months ended March 2, 2019, by the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 2, 2018 through Jan. 5, 2019	3,948	$—	—	$26,610,135
Jan. 6, 2019 through Feb. 2, 2019	39,095	—	—	26,610,135
Feb. 3, 2019 through Mar. 2, 2019	—	—	—	26,610,135
	43,043	$—	—	$26,610,135

(1)

During the period, 43,043 shares of the Company's common stock were withheld from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to employment inducement awards and shareholder approved plans.

Fiscal years 2019, 2018 and 2017 — The following table summarizes the Company’s total share repurchases of its common stock under the $200 million board-approved share repurchase program announced on April 10, 2014, (“April 2014 program”) for each of the last three fiscal years:

		Shares Purchased			Weighted		Remaining
Date Program Announced	Authorized Amount	Fiscal 2019	Fiscal 2018	Fiscal 2017	Average Cost		Available as of March 2, 2019
Apr. 10, 2014	$200,000,000	—	1,926,602	1,794,053	$10.58	(1)	$26,610,135

(1)	Represents weighted average cost for all share repurchases under the April 2014 program.

The Company discontinued share repurchases in April 2018. No share repurchases were made during fiscal 2019.  As of March 2, 2019, $26.6 million remained available for further share repurchases of common stock under the April 2014 program. There is no expiration date on the current authorization.

During fiscal 2019, the Company withheld 140,078 shares of its common stock from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to employment inducement awards and shareholder approved plans.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for the Company’s common stock against the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Stores Composite Index. The annual changes for the five-year period shown on the graph are based on the assumption, as required by SEC rules, that $100 had been invested in the Company’s common stock and in each index on March 1, 2014, and that dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on March 2, 2019. The information used in the graph below was obtained from Bloomberg L.P.

PIER 1 IMPORTS, INC. STOCK PERFORMANCE GRAPH

Item 6. Selected Financial Data.

FINANCIAL SUMMARY

	Year Ended
	2019	2018 (1)	2017	2016	2015
	($ in millions except per share amounts)
SUMMARY OF OPERATIONS:
Net sales	$1,552.9	1,798.5	1,828.4	1,892.2	1,884.6
Gross profit	$450.9	658.1	697.3	705.0	768.5
Selling, general and administrative expenses	$587.5	576.0	581.8	576.7	590.3
Depreciation	$51.5	53.6	54.6	50.9	46.3
Operating income (loss)	$(188.1)	28.6	60.9	77.3	131.9
Operating income (loss) as a % of sales	(12.1)%	1.6%	3.3%	4.1%	7.0%
Nonoperating (income) and expenses, net	$13.3	10.7	15.7	14.1	11.5
Income (loss) before income taxes	$(201.4)	17.9	45.3	63.2	120.4
Net income (loss)	$(198.8)	11.6	30.1	39.6	75.2
PER SHARE AMOUNTS:
Basic earnings (loss)	$(2.46)	0.14	0.37	0.47	0.83
Diluted earnings (loss)	$(2.46)	0.14	0.37	0.46	0.82
Cash dividends declared	$—	0.28	0.28	0.28	0.24
OTHER FINANCIAL DATA:
Working capital	$204.1	316.6	318.7	328.2	365.5
Current ratio	1.8	2.3	2.1	2.3	2.3
Total assets	$656.3	772.3	843.1	819.2	906.9
Long-term debt (2)	$245.6	197.9	199.1	200.3	201.4
Shareholders' equity (3)	$89.5	277.6	292.0	284.8	337.3
Weighted average diluted shares outstanding (in millions) (4)	80.7	80.3	81.0	85.4	92.1
Effective tax rate (%) (5)	1.3%	35.0%	33.4%	37.3%	37.6%

(1)	Fiscal 2018 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.
(2)

The increase in long-term debt during fiscal 2019 relates to the amendment of the secured $350 million Revolving Credit Facility to include a $50 million FILO Tranche completed on December 14, 2018, as such terms are defined in Note 4 of the Notes to Consolidated Financial Statements. See Note 4 for more information.

(3)	The decrease in shareholders’ equity in fiscal 2019 primarily relates to the net loss of $198.8 million for the year.
(4)

The decrease in shares outstanding during fiscal 2018, 2017, 2016 and 2015 was primarily the result of the Company's board-approved share repurchase programs. Under these programs, the Company repurchased 1,926,602; 1,794,053; 7,460,935; and 10,280,312 shares of its common stock in fiscal 2018, 2017, 2016 and 2015, respectively. The Company discontinued share repurchases in April 2018. There were no share repurchases during fiscal 2019.

(5)

The decrease in the effective tax rate during fiscal 2019 primarily relates to the Company’s pre-tax loss in fiscal 2019, offset by the reassessment of the realizability of its deferred tax assets and the ability to recognize deferred tax assets for losses generated in fiscal 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT OVERVIEW

Introduction

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. Fiscal 2019 and 2017 both consisted of 52-week years which ended on March 2, 2019 and February 25, 2017, respectively. Fiscal 2018 consisted of a 53-week year which ended on March 3, 2018. As of March 2, 2019, the Company operated 973 stores in the U.S. and Canada. The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the accompanying audited Consolidated Financial Statements and notes thereto, which can be found in Item 8 of this report.

On April 17, 2019, the Company announced that it is implementing an action plan designed to reset its gross margin and cost structure, including reinvesting in the business to reset its assortment strategy, build core competencies and talent, and drive long-term efficiencies. The Company expects to capture efficiencies and drive improvement in the following areas: 1) Revenue and Margin; 2) Marketing and Promotional Effectiveness; 3) Sourcing and Supply Chain; 4) Cost Cutting; and 5) Store Optimization.

Fiscal 2019 net sales decreased 13.7% from the prior year and company comparable sales decreased 11.0% as the average number of stores declined approximately 3.0%. The decline in company comparable sales is a result of lower average customer spend, which is primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. In addition, the decline reflects challenges related to the Company’s marketing program and delays in getting certain products into stores during a large portion of the fiscal year. The Company expects company comparable sales trends to remain soft in the first and second quarters of fiscal 2020, with gradual improvement over the course of the year.

Gross profit for fiscal 2019 was $450.9 million, or 29.0% of sales, compared to $658.1 million, or 36.6% of sales, in fiscal 2018, a decrease of 760 basis points. This decrease reflects lower merchandise margin, as well as 200 basis points of deleverage in store occupancy due to lower sales. The decline in merchandise margin is primarily attributable to lower input margins and increased promotional and clearance activity.

Operating loss for fiscal 2019 was $188.1 million, or (12.1%) of sales, compared to operating income of $28.6 million, or 1.6% of sales, in fiscal 2018. Net loss for fiscal 2019 was $198.8 million, or $(2.46) per share, which includes transformation costs of approximately $19 million primarily related to professional fees and severance costs. Net income for fiscal 2018 was $11.6 million, or $0.14 per share, and adjusted net income (non-GAAP) was $16.8 million, or $0.21 per share. Adjusted net income (non-GAAP) for fiscal 2018 excludes $6.6 million ($5.2 million, or $0.07 per share, net of tax) of expense for legal and regulatory costs relating to a California wage-and-hour matter and an ongoing Consumer Product Safety Commission (“CPSC”) inquiry. EBITDA (earnings before interest, taxes, depreciation and amortization) for fiscal 2019 was $(136.7) million, and includes the transformation costs referred to above. This compares to EBITDA of $82.7 million, and adjusted EBITDA of $89.3 million, in fiscal 2018 as adjusted for the legal and regulatory costs described above. See “Reconciliation of Non-GAAP Financial Measures” below.

The Company closed 30 and 15 stores, on a net basis, during fiscal 2019 and fiscal 2018, respectively. The Company is considering closing up to 45 locations in fiscal 2020 as leases expire.

During fiscal 2019, the Company utilized $36.4 million of cash for capital expenditures, which was deployed toward technology and infrastructure initiatives, distribution and fulfillment centers and new and existing stores. The Company also made investments in selling, general and administrative (“SG&A”) expenditures in the areas of marketing, corporate services and facilities planning and store operations.

The Company amended its secured Revolving Credit Facility to include a new $50 million FILO Tranche (as such terms are defined in Note 4 of the Notes to Consolidated Financial Statements), which was completed and funded on December 14, 2018, expanding the Revolving Credit Facility from $350 million to $400 million and modifying the borrowing base.

As of March 2, 2019, the Company had $191.0 million outstanding under its $200 million senior secured term loan facility (“Term Loan Facility”) that matures on April 30, 2021, $50 million of borrowings under the FILO Tranche and no cash borrowings under the revolving portion of the Revolving Credit Facility. See “Liquidity and Capital Resources — Revolving Credit Facility” and “Liquidity and Capital Resources — Term Loan Facility” below for more information.

On December 18, 2018, Alasdair B. James, the Company’s former President and Chief Executive Officer, stepped down from the Company, and the Board of Directors of the Company appointed Cheryl A. Bachelder, a director of the Company, to the position of Interim Chief Executive Officer effective immediately. Ms. Bachelder continues to serve as a member of the Board of Directors.

On December 19, 2018, the Company announced that the Board of Directors initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value and retained Credit Suisse to assist in that effort.

Overview of Business

The Company’s key financial and operational indicators used by management to evaluate the performance of the business include the following (trends for these indicators are explained in the comparative discussions below).

Key Performance Indicators	2019	2018 (1)	2017
Total sales decline	(13.7%)	(1.6%)	(3.4%)
Company comparable sales decline (2)	(11.0%)	(2.0%)	(1.0%)
Gross profit as a % of sales	29.0%	36.6%	38.1%
SG&A expenses as a % of sales	37.8%	32.0%	31.8%
Operating income (loss) as a % of sales	(12.1%)	1.6%	3.3%
Net income (loss) (in millions)	$(198.8)	$11.6	$30.1
Net income (loss) as a % of sales	(12.8%)	0.6%	1.6%
EBITDA (in millions) (3)	$(136.7)	$82.7	$110.6
EBITDA as a % of sales (3)	(8.8%)	4.6%	6.0%
Total retail square footage (in thousands)	7,693	7,934	8,048

(1)	Fiscal 2018 consisted of a 53-week year. All other fiscal years presented reflect a 52-week year.
(2)	All fiscal years were calculated on a 52-week basis.
(3)	See "Reconciliation of Non-GAAP Financial Measures."

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

FISCAL YEARS ENDED MARCH 2, 2019 AND MARCH 3, 2018

Net Sales

Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during fiscal 2019 were $1.553 billion for the 52-week period, a decrease of 13.7%, from $1.799 billion in the prior 53-week fiscal year. At the end of fiscal 2019, the Company operated 30 fewer stores than at the end of fiscal 2018. Company comparable sales (on a 52-week basis) for fiscal 2019 decreased 11.0% as compared to prior year. The decline in company comparable sales is a result of lower average customer spend, which is primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. In addition, the decline reflects challenges related to the Company’s marketing program and delays in getting certain products into stores during a large portion of the fiscal year. The Company expects company comparable sales trends to remain soft in the first and second quarters of fiscal 2020, with gradual improvement over the course of the year.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. The year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales by approximately 10 basis points and had no impact on company comparable sales. Sales on the Pier 1 rewards credit card comprised 32.4% of U.S. sales for fiscal 2019, compared to 36.6% in fiscal 2018. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for fiscal 2019 was comprised of the following components (in thousands):

Net Sales
Net sales for fiscal 2018 (1)	$1,798,522
Incremental sales growth (decline) from:
Company comparable sales (2)	(191,883)
New stores opened during fiscal 2019	23
Stores opened during fiscal 2018	3,105
Closed stores and other (2)	(56,829)
Net sales for fiscal 2019 (1)	$1,552,938

(1)	Fiscal 2018 consisted of a 53-week year, compared to a 52-week year for fiscal 2019. Net sales for fiscal 2018 included approximately $27.5 million from the 53rd week.

(2)Comparable store sales for the 53rd week of fiscal 2018 are included in Closed Stores and Other.

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2019 and 2018 to the number open at the end of each period is as follows (openings and closings include relocated stores):

	United States	Canada	Total
Open at February 25, 2017	941	77	1,018
Openings	2	—	2
Closings	(15)	(2)	(17)
Open at March 3, 2018	928	75	1,003
Openings	1	—	1
Closings	(23)	(8)	(31)
Open at March 2, 2019	906	67	973

Gross Profit

Gross profit for fiscal 2019 was $450.9 million, or 29.0% of sales, compared to $658.1 million, or 36.6% of sales, in fiscal 2018, a decrease of 760 basis points. This decrease reflects lower merchandise margin, as well as 200 basis points of deleverage in store occupancy due to lower sales. The decline in merchandise margin is primarily attributable to lower input margins and increased promotional and clearance activity.

SG&A Expenses, Depreciation and Operating Income (Loss)

SG&A expenses were $587.5 million in fiscal 2019, compared to $576.0 million in fiscal 2018. As a percentage of sales, SG&A expenses were 37.8% in fiscal 2019 compared to 32.0% in fiscal 2018.

SG&A expenses are summarized in the table below (in millions):

	52 Weeks Ended		53 Weeks Ended
	March 2, 2019		March 3, 2018
	Expense	% Sales	Expense	% Sales
Compensation for operations	$241.7	15.6%	$239.9	13.3%
Operational expenses	82.9	5.3%	88.8	4.9%
Marketing	118.4	7.6%	105.6	5.9%
Other selling, general and administrative	144.4	9.3%	141.6	7.9%
Total selling, general and administrative	$587.5	37.8%	$576.0	32.0%

For fiscal 2019, marketing expenses included planned investments related to the Company’s brand relaunch, which were offset by ongoing expense discipline throughout the organization. Fiscal 2019 SG&A expenses include transformation costs of approximately $19 million primarily related to professional fees and severance costs. SG&A expenses for fiscal 2018 include expenses for legal and regulatory costs related to a California wage-and-hour matter and an ongoing CPSC inquiry, as well as investments in brand consulting totaling approximately $12 million.

Depreciation for fiscal 2019 was $51.5 million, compared to $53.6 million in fiscal 2018. The decrease was primarily attributable to assets becoming fully depreciated and asset retirements, partially offset by additions.

Operating loss for fiscal 2019 was $188.1 million, or (12.1%) of sales, compared to operating income of $28.6 million, or 1.6% of sales, for fiscal 2018.

Income Taxes

The income tax benefit for fiscal 2019 was $2.5 million, compared to income tax provision of $6.3 million in fiscal 2018. The effective tax rate for fiscal 2019 was 1.3%, compared to 35.0% for fiscal 2018. The change in income tax provision (benefit) and the lower effective tax rate for fiscal 2019 primarily relates to the Company’s pre-tax loss in fiscal 2019, compared to pre-tax income in the prior year, offset by the reassessment of the realizability of its deferred tax assets and the ability to recognize deferred tax assets for losses generated in fiscal 2019. The effective tax rate for fiscal 2018 was also impacted by certain non-deductible items recognized during the second quarter of fiscal 2018, including the CPSC matter referenced above, partially offset by certain favorable discrete items related to state income tax benefits and the provisional remeasurement of the Company’s federal deferred tax assets and liabilities. See Note 7 of the Consolidated Financial Statements for additional information.

Net Income (Loss) and EBITDA

Net loss in fiscal 2019, which consisted of 52 weeks, was $198.8 million, or $(2.46) per share, which includes transformation costs of approximately $19 million primarily related to professional fees and severance costs. Net income in fiscal 2018, which consisted of 53 weeks, was $11.6 million, or $0.14 per share, and adjusted net income (non-GAAP), which excludes the legal and regulatory costs referenced above, totaled $16.8 million, or $0.21 per share. EBITDA for fiscal 2019 was $(136.7) million, and includes the transformation costs referred to above. This compares to EBITDA of $82.7 million, and adjusted EBITDA of $89.3 million, in fiscal 2018 as adjusted for legal and regulatory costs described above. See “Reconciliation of Non-GAAP Financial Measures.”

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

SG&A Expenses, Depreciation and Operating Income

SG&A expenses were $576.0 million in fiscal 2018, compared to $581.8 million in fiscal 2017. As a percentage of sales, SG&A expenses were 32.0% in fiscal 2018 compared to 31.8% in fiscal 2017. SG&A expenses are summarized in the table below (in millions):

	53 Weeks Ended		52 Weeks Ended
	March 3, 2018		February 25, 2017
	Expense	% Sales	Expense	% Sales
Compensation for operations	$239.9	13.3%	$249.7	13.7%
Operational expenses	88.8	4.9%	87.6	4.8%
Marketing	105.6	5.9%	104.4	5.7%
Other selling, general and administrative	141.6	7.9%	140.1	7.7%
Total selling, general and administrative	$576.0	32.0%	$581.8	31.8%

The year-over-year decrease in the dollar amount of SG&A expenses was primarily attributable to reductions in store compensation. The decrease was primarily offset by approximately $12 million for legal and regulatory costs related to a California wage-and-hour matter and an ongoing CPSC inquiry (referenced in Note 8 of the Consolidated Financial Statements – Commitments and Contingencies), as well as investments in brand consulting. Other selling, general and administrative expenses in fiscal 2017 include approximately $6 million of costs associated with the departure of the Company’s former CEO and approximately $7 million for incremental legal and advisory fees, CEO transition costs, including CEO search fees and retention program awards to executives, and certain costs for subleasing portions of the corporate headquarters.

Depreciation for fiscal 2018 was $53.6 million, compared to $54.6 million in fiscal 2017. The decrease was primarily attributable to assets becoming fully depreciated, partially offset by additions and accelerated depreciation for certain assets.

In fiscal 2018, the Company recorded operating income of $28.6 million, or 1.6% of sales, compared to $60.9 million, or 3.3% of sales, for fiscal 2017.

Income Taxes

The income tax provision for fiscal 2018 was $6.3 million, compared to $15.1 million in fiscal 2017. The decrease was primarily due to the Company’s lower income before income taxes in fiscal 2018. The effective tax rate for fiscal 2018 was 35.0%, compared to 33.4% for fiscal 2017. The higher effective tax rate primarily relates to the impact of certain non-deductible items recognized in the second quarter of fiscal 2018, including the CPSC matter referenced above, partially offset by certain favorable discrete items related to state income tax benefits and the provisional remeasurement of the Company’s federal deferred tax assets and liabilities.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), as signed by the President of the United States on December 22, 2017, significantly revised U.S. tax law. See Note 7 to the Consolidated Financial Statements for additional information.

Net Income and EBITDA

Net income in fiscal 2018, which consisted of 53 weeks, was $11.6 million, or $0.14 per share. Adjusted net income (non-GAAP) for fiscal 2018, which excludes the legal and regulatory costs referenced above, totaled $16.8 million, or $0.21 per share. For fiscal 2017, which consisted of 52 weeks, net income was $30.1 million, or $0.37 per share, and adjusted net income (non-GAAP) was $35.7 million, or $0.44 per share. Adjusted net income for the fiscal 2017 period excludes costs related to the departure of the Company’s former CEO and the related tax benefit. EBITDA for fiscal 2018 was $82.7 million and adjusted EBITDA was $89.3 million after excluding the legal and regulatory costs referenced above. This compares to EBITDA of $110.6 million, and adjusted EBITDA of $120.4 million, in fiscal 2017 as adjusted for costs related to the departure of a former CEO who left the Company during fiscal 2017. See “Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Annual Report on Form 10-K references non-GAAP financial measures including adjusted net income (loss), adjusted earnings (loss) per share, EBITDA and adjusted EBITDA.

The Company believes the non-GAAP financial measures referenced in this Annual Report on Form 10-K allow management and investors to understand and compare results in a more consistent manner for the fiscal years ended March 2, 2019, March 3, 2018 and February 25, 2017. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

EBITDA represents earnings before interest, taxes, depreciation and amortization. Management believes EBITDA is a meaningful indicator of the Company’s performance which provides useful information to investors regarding its financial condition and results of operations. Management uses EBITDA, together with financial measures prepared in accordance with GAAP, to assess the Company’s operating performance, to enhance its understanding of core operating performance and to compare the Company’s operating performance to other retailers. EBITDA should not be considered in isolation or used as an alternative to GAAP financial measures and does not purport to be an alternative to net income (loss) as a measure of operating performance. A reconciliation of net income (loss) to EBITDA is shown below for the periods indicated (in millions).

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
	March 2, 2019		March 3, 2018		February 25, 2017
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Net income (loss) (GAAP)	$(198.8)	(12.8%)	$11.6	0.6%	$30.1	1.6%
Add back: Income tax provision (benefit)	(2.5)	(0.2%)	6.3	0.4%	15.1	0.9%
Interest expense, net	13.2	0.8%	11.2	0.6%	10.7	0.6%
Depreciation	51.5	3.3%	53.6	3.0%	54.6	3.0%
EBITDA (non-GAAP)	$(136.7)	(8.8%)	$82.7	4.6%	$110.6	6.0%

This Annual Report on Form 10-K also references adjusted net income (loss), adjusted earnings (loss) per share and adjusted EBITDA, each of which excludes legal and regulatory costs related to a California wage-and-hour matter and an ongoing CPSC inquiry in fiscal 2018 and costs related to the departure of the Company’s former CEO in fiscal 2017. Management believes these non-GAAP financial measures are useful in comparing the Company’s year-over-year operating performance and should be considered supplemental and not a substitute for the Company’s net income (loss) and earnings (loss) per share results reported in accordance with GAAP for the periods presented. A reconciliation of net income (loss), earnings (loss) per share and EBITDA to adjusted net income (loss), adjusted earnings (loss) per share and adjusted EBITDA, respectively, is shown below (in millions except per share amounts).

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Net income (loss) (GAAP)	$(198.8)	$11.6	$30.1
Add back: CEO departure-related costs, net of tax	—	—	5.6
Legal and regulatory matters, net of tax	—	5.2	—
Adjusted net income (loss) (non-GAAP)	$(198.8)	$16.8	$35.7

Earnings (loss) per share (GAAP)	$(2.46)	$0.14	$0.37
Add back: CEO departure-related costs, net of tax	—	—	0.07
Legal and regulatory matters, net of tax	—	0.07	—
Adjusted earnings (loss) per share (non-GAAP)	$(2.46)	$0.21	$0.44

EBITDA (non-GAAP)	$(136.7)	$82.7	$110.6
Add back: CEO departure-related costs	—	—	9.8
Legal and regulatory matters	—	6.6	—
Adjusted EBITDA (non-GAAP)	$(136.7)	$89.3	$120.4

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $54.9 million at the end of fiscal 2019, a decrease of $80.5 million from the fiscal 2018 year-end balance. The decrease was primarily the result of cash used in operating activities of $98.8 million and the utilization of cash to fund the Company’s capital expenditures of $36.4 million, partially offset by borrowings of $50.0 million under the FILO Tranche of the Revolving Credit Facility. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Cash Flows from Operating Activities

Operating activities used $98.8 million of cash in fiscal 2019, primarily as a result of a net loss of $198.8 million, partially offset by adjustments for non-cash items and an increase in accounts payable and other liabilities. The increase in accounts payable from the fiscal 2018 year end primarily resulted from changes in trade terms with certain vendors. Inventory levels at the end of fiscal 2019 were $347.6 million, essentially flat compared to the $347.4 million balance at the end of fiscal 2018.

Operating activities provided $65.8 million of cash in fiscal 2018, primarily as a result of net income adjusted for non-cash items as well as a decrease in inventory. These items were partially offset by an increase in federal and state income tax payments and a supplemental retirement plan lump sum distribution payment of approximately $24 million to a former CEO who left the Company during fiscal 2017. Inventory levels at the end of fiscal 2018 were $347.4 million, a decrease of $53.5 million, or 13.4%, from the end of fiscal 2017.

Cash Flows from Investing Activities

During fiscal 2019, the Company’s investing activities used $29.3 million of cash, primarily related to capital expenditures of $36.4 million, which were deployed toward technology and infrastructure initiatives, distribution and fulfillment centers and new and existing stores, partially offset by net restricted investment activity. Capital spend in fiscal 2020 is expected to be approximately $30 million.

During fiscal 2018, the Company’s investing activities used $51.6 million of cash. Total capital expenditures in fiscal 2018 were $53.2 million, which were deployed toward technology and infrastructure initiatives, new and existing stores, and distribution and fulfillment centers.

Cash Flows from Financing Activities

Financing activities for fiscal 2019 provided $48.2 million of cash, primarily resulting from borrowings of $50.0 million under the FILO Tranche of the Revolving Credit Facility, partially offset by cash outflows for repayments of long-term debt and debt issuance costs.

Financing activities for fiscal 2018 used $33.3 million of cash, primarily resulting from cash outflows of $22.3 million for the payment of quarterly cash dividends of $0.07 per share per quarter for each quarter of fiscal 2018, and $10.0 million for repurchases of the Company’s common stock pursuant to the April 2014 program. See “Share Repurchase Program” below for more information.

Revolving Credit Facility

In December 2018, the Company amended its Revolving Credit Facility to include a new $50.0 million FILO Tranche. The Revolving Credit Facility continues to be secured primarily by the Company’s eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and by a second lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. During fiscal 2019, the Company had $50.0 million in cash borrowings from the FILO Tranche referenced above and no cash borrowings under the revolving portion of the Revolving Credit Facility. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, which was $279.6 million as of March 2, 2019. Under the Revolving Credit Facility, the Company had $41.6 million in letters of credit and bankers’ acceptances outstanding, with $238.0 million remaining available for cash borrowings, all as of March 2, 2019. See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the Revolving Credit Facility and the FILO Tranche.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of March 2, 2019, the Company had $191.0 million outstanding under the Term Loan Facility with a carrying value of $189.3 million, net of unamortized discounts and debt issuance costs. See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Facility.

Share Repurchase Program

The Company discontinued share repurchases under the April 2014 program in April 2018. No share repurchases were made during fiscal 2019.

During fiscal 2018, the Company repurchased 1,926,602 shares of its common stock under the April 2014 program at a weighted average cost of $5.19 per share for a total cost of $10.0 million. As of March 3, 2018, the Company had repurchased 16,390,090 shares of its common stock under the April 2014 program at a weighted average cost of $10.58 per share for a total cost of $173.4 million and $26.6 million remained available for further share repurchases.

Contractual Obligations

A summary of the Company’s contractual obligations and other commercial commitments as of March 2, 2019, is listed below (in thousands):

		Amount of Commitment per Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases	$928,481	$225,845	$353,966	$210,116	$138,554
Purchase obligations (1)	80,177	80,177	—	—	—
Standby letters of credit (2)	31,927	31,927	—	—	—
Industrial revenue bonds (2)	9,500	—	—	—	9,500
Interest on industrial revenue bonds (3)	1,296	167	334	334	461
Interest and related fees on Revolving Credit Facility (4)	4,217	1,291	2,583	343	—
FILO Tranche (5)	50,000	—	3,063	46,937	—
Interest and related fees on FILO Tranche (5)	14,650	4,628	8,851	1,171	—
Term loan facility (6)	191,000	2,000	189,000	—	—
Interest and related fees on term loan facility (6)	26,278	12,192	14,086	—	—
Other obligations (7) (8)	20,257	4,226	2,440	2,192	11,399
Total	$1,357,783	$362,453	$574,323	$261,093	$159,914

(1)

As of March 2, 2019, the Company had approximately $80.2 million of outstanding purchase orders, which were primarily related to merchandise inventory. Such orders are generally cancelable at the discretion of the Company until the order has been shipped. The table above excludes certain executory contracts for goods and services that tend to be recurring in nature and similar in amount year over year.

(2)

The Company also has an outstanding standby letter of credit totaling $9.7 million related to the Company's industrial revenue bonds. This amount is excluded from the table above as it is not incremental to the Company's total outstanding commitments.

(3)

The interest rates on the Company's industrial revenue bonds are variable and reset weekly. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2019 year end and exclude fees for the related standby letter of credit, as these fees are included in interest and related fees on the Revolving Credit Facility.

(4)

Represents estimated commitment fees for trade and standby letters of credit, and unused balance fees on the Company's Revolving Credit Facility. Fees are calculated based upon balances at fiscal 2019 year end and the applicable rates in effect under the terms of the Revolving Credit Facility.

(5)

The interest rates on the Company's FILO Loan and ABL Term Loan included in the FILO Tranche are variable. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2019 year end. Beginning June 30, 2020, a principal reduction in the amount of approximately $0.4 million will be made on the last day of each calendar quarter. The FILO Loan and ABL Term Loan included in the FILO Tranche mature on June 2, 2022.

(6)

The interest rates on the Company's Term Loan Facility are variable. The estimated interest payments included in the table were calculated based upon the rate in effect at fiscal 2019 year end. Currently, a principal reduction in the amount of $0.5 million is made on the last day of each calendar quarter, reducing principal by $2.0 million annually. The Term Loan Facility matures on April 30, 2021.

(7)	Other obligations include various commitments including the Company's liability under its unfunded retirement plans.
(8)

Excluded from this table, but recorded on the Company's balance sheet, is the portion of reserves for unrecognized tax benefits of $3.7 million for which the Company is not reasonably able to estimate when or if cash settlement with the respective taxing authority will occur.

The Company has an umbrella trust which was established for the purpose of setting aside funds to be used to settle certain benefit plan obligations. The trusts’ assets are included in other noncurrent assets and are comprised of investments and life insurance policies. The investments totaled $5.1 million and $9.8 million at March 2, 2019 and March 3, 2018, respectively. The investments were held primarily in mutual funds and are stated at fair value. The trust owns and is the beneficiary of life insurance policies on the lives of former key executives. The cash surrender value of the policies was approximately $6.3 million and $6.2 million as of March 2, 2019 and March 3, 2018, respectively, and the death benefit was approximately $11.4 million as of March 2, 2019 and March 3, 2018.

In addition, the Company owns and is the beneficiary of a number of insurance policies on the lives of former key executives that were unrestricted as to use at the end of fiscal 2019. The cash surrender value of the unrestricted policies was approximately $14.3 million and $14.1 million at March 2, 2019 and March 3, 2018, respectively, and was included in other noncurrent assets. These policies had a death benefit of approximately $20.5 million and $20.4 million as of March 2, 2019 and March 3, 2018, respectively. At the discretion of the Company’s Board of Directors, contributions of cash or unrestricted life insurance policies may be made to the trust.

Sources and Uses of Working Capital

The Company’s sources of working capital for fiscal 2019 were primarily cash from operations, available cash balances, improved vendor payment terms and the $50 million FILO Tranche. The Company’s sources for liquidity include cash from operations, available cash balances and, as needed, borrowings against the Company’s Revolving Credit Facility. The Company’s current plans for fiscal 2020 include a capital expenditure plan lower than fiscal 2019 and planned savings from margin improvement and cost cutting partially offset by reinvestments to reset the assortment strategy, build core competencies and talent and drive long-term efficiencies. The Company does not presently anticipate any other significant cash outflows in fiscal 2020 other than those discussed herein or those occurring in the normal course of business.

The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures. The Company’s focus is on improving brand proposition, driving sales growth and capturing operating efficiencies. While there can be no assurance that the Company will return to positive cash flows or profitability, given the Company’s current cash position, expected operating cash flows and borrowings available under the Revolving Credit Facility, the Company expects to have sufficient liquidity to fund its obligations, including debt-related payments and capital expenditure requirements, through the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases, letters of credit and purchase obligations discussed above, the Company has no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company’s estimates. The Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are judgmental and are material to the Company’s financial statements. Unless specifically addressed below, the Company does not believe that its critical accounting policies subject the Company to market risk exposure that would be considered material, and, as a result, has not provided a sensitivity analysis. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

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

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Prior to fiscal 2019, gift card breakage was estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represented the remaining non-escheatable unused portion of the gift card liability for which the likelihood of redemption was remote. During fiscal 2019, the Company adopted new revenue recognition guidance and began recognizing gift card breakage over the expected redemption period rather than when the likelihood of redemption was remote. If actual redemption patterns vary from the Company’s estimates or if laws or regulations change, actual gift card breakage may differ from the amounts recorded.

Inventories — The Company’s inventory is comprised of finished merchandise and is stated at the lower of weighted average cost and net realizable value. The calculation of cost includes merchandise purchases, the costs to bring the merchandise to distribution centers, warehousing and handling expenditures, and distributing and delivering merchandise to stores and fulfillment centers (direct and indirect). These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses merchandise markdowns to sell such merchandise, as needed. Since the determination of net realizable value of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.

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

IMPACT OF INFLATION AND CHANGING PRICES

Inflation has not had a significant impact on the operations of the Company during the preceding three fiscal years. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates. Collectively, the Company's exposure to market risk factors is not significant and has not materially changed from March 3, 2018.

Interest Rate Risk

The Company manages its exposure to changes in interest rates by optimizing the use of variable rate debt. The expected interest rate exposure on the Company’s Revolving Credit Facility, Term Loan Facility and industrial revenue bonds is based upon variable interest rates and therefore is affected by changes in market interest rates. As of March 2, 2019, the Company had $198.7 million (net of unamortized discounts and debt issuance costs) in long-term debt outstanding related to its Term Loan Facility and industrial revenue bonds and $48.9 million (net of debt issuance costs) in borrowings outstanding under the FILO Tranche of its Revolving Credit Facility. The Company expects to pay interest totaling approximately $12.4 million per year on the Term Loan Facility based upon rates in effect at the end of fiscal 2019. A hypothetical 100 basis point increase in the interest rate would result in approximately $1.7 million of additional interest expense per year under the Term Loan Facility. The Company expects to pay interest totaling approximately $4.7 million per year on the FILO Tranche of its Revolving Credit Facility based upon rates in effect at the end of fiscal 2019. A hypothetical 100 basis point increase in the interest rate would result in approximately $0.4 million of additional interest expense per year under the FILO Tranche of its Revolving Credit Facility.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pier 1 Imports, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pier 1 Imports, Inc. (the Company) as of March 2, 2019 and March 3, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended March 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 2, 2019 and March 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 29, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for gift card breakage in the first quarter of fiscal year 2019 in connection with the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

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

Fort Worth, Texas

April 29, 2019

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Net sales	$1,552,938	$1,798,522	$1,828,446
Cost of sales	1,102,035	1,140,372	1,131,138
Gross profit	450,903	658,150	697,308
Selling, general and administrative expenses	587,459	575,953	581,770
Depreciation	51,529	53,603	54,603
Operating income (loss)	(188,085)	28,594	60,935
Nonoperating (income) and expenses:
Interest, investment income and other	(2,000)	(1,665)	3,603
Interest expense	15,294	12,362	12,073
	13,294	10,697	15,676
Income (loss) before income taxes	(201,379)	17,897	45,259
Income tax provision (benefit)	(2,546)	6,271	15,130
Net income (loss)	$(198,833)	$11,626	$30,129
Earnings (loss) per share:
Basic	$(2.46)	$0.14	$0.37
Diluted	$(2.46)	$0.14	$0.37
Dividends declared per share:	$—	$0.28	$0.28
Average shares outstanding during period:
Basic	80,708	80,223	80,919
Diluted	80,708	80,254	80,984

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Net income (loss)	$(198,833)	$11,626	$30,129
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of taxes of $0, $(167) and $60, respectively	(1,096)	396	1,274
Pension adjustments, net of taxes of $0, $293 and $(1,243), respectively	712	(459)	1,949
Other comprehensive income (loss)	(384)	(63)	3,223
Comprehensive income (loss)	$(199,217)	$11,563	$33,352

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	March 2, 2019	March 3, 2018
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $49,532 and $115,456, respectively	$54,878	$135,379
Accounts receivable, net of allowance for doubtful accounts of $251 and $236, respectively	21,189	22,149
Inventories	347,584	347,440
Prepaid expenses and other current assets	49,876	48,794
Total current assets	473,527	553,762
Properties and equipment, net	149,356	178,767
Other noncurrent assets	33,407	39,790
	$656,290	$772,319
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$121,969	$71,279
Gift cards and other deferred revenue	37,655	55,281
Accrued income taxes payable	302	2,301
Current portion of long-term debt	2,000	2,000
Other accrued liabilities	107,539	106,268
Total current liabilities	269,465	237,129
Long-term debt	245,624	197,906
Other noncurrent liabilities	51,672	59,714
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par, 500,000,000 shares authorized, 125,232,000 issued	125	125
Paid-in capital	138,350	168,424
Retained earnings	534,419	726,232
Cumulative other comprehensive loss	(7,861)	(7,477)
Less — 39,618,000 and 41,974,000 common shares in treasury, at cost, respectively	(575,504)	(609,734)
Total shareholders' equity	89,529	277,570
	$656,290	$772,319

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Cash flows from operating activities:
Net income (loss)	$(198,833)	$11,626	$30,129
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	59,523	61,430	60,504
Stock-based compensation expense	2,756	3,809	8,228
Deferred compensation, net	4,169	2,414	8,438
Deferred income taxes	(3,071)	6,012	(19,645)
Excess tax benefit from stock-based awards	—	—	(312)
Other	3,615	2,111	8,301
Changes in cash from:
Inventories	(540)	53,536	4,883
Prepaid expenses and other assets	3,348	(17,546)	863
Accounts payable and other liabilities	32,249	(33,829)	(5,697)
Accrued income taxes payable, net of payments	(2,014)	(23,757)	20,046
Net cash provided by (used in) operating activities	(98,798)	65,806	115,738
Cash flows from investing activities:
Capital expenditures	(36,444)	(53,249)	(44,181)
Proceeds from disposition of properties	2,058	160	74
Proceeds from sale of restricted investments	12,063	27,562	3,409
Purchase of restricted investments	(6,927)	(26,082)	(2,375)
Net cash used in investing activities	(29,250)	(51,609)	(43,073)
Cash flows from financing activities:
Cash dividends	—	(22,294)	(22,501)
Purchases of treasury stock	—	(10,000)	(10,566)
Stock purchase plan and other, net	1,400	2,307	1,329
Excess tax benefit from stock-based awards	—	—	312
Repayments of long-term debt	(2,000)	(2,000)	(2,000)
Debt issuance costs	(1,170)	(1,291)	—
Borrowings under revolving line of credit	—	8,000	38,000
Repayments of borrowings under revolving line of credit	—	(8,000)	(38,000)
Borrowings under FILO/ABL Term Loan	50,000	—	—
Net cash provided by (used in) financing activities	48,230	(33,278)	(33,426)
Effect of exchange rate changes on cash	(683)	—	—
Change in cash and cash equivalents	(80,501)	(19,081)	39,239
Cash and cash equivalents at beginning of period	135,379	154,460	115,221
Cash and cash equivalents at end of period	$54,878	$135,379	$154,460
Supplemental cash flow information:
Interest paid	$14,668	$11,750	$12,219
Income taxes paid, net of refunds	$2,864	$24,388	$13,077

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance February 27, 2016	83,472	$125	$211,019	$729,537	$(10,637)	$(645,287)	$284,757
Net income	—	—	—	30,129	—	—	30,129
Other comprehensive income	—	—	—	—	3,223	—	3,223
Purchases of treasury stock	(1,794)	—	—	—	—	(10,566)	(10,566)
Stock-based compensation expense	1,302	—	(12,077)	—	—	20,305	8,228
Exercise of stock options, stock purchase plan, and other	202	—	(7,441)	—	—	6,199	(1,242)
Cash dividends ($0.28 per share)	—	—	—	(22,501)	—	—	(22,501)
Balance February 25, 2017	83,182	$125	$191,501	$737,165	$(7,414)	$(629,349)	$292,028
Net income	—	—	—	11,626	—	—	11,626
Other comprehensive loss	—	—	—	—	(63)	—	(63)
Purchases of treasury stock	(1,927)	—	—	—	—	(10,000)	(10,000)
Stock-based compensation expense	1,648	—	(19,845)	—	—	23,654	3,809
Stock purchase plan and other	355	—	(3,232)	(265)	—	5,961	2,464
Cash dividends ($0.28 per share)	—	—	—	(22,294)	—	—	(22,294)
Balance March 3, 2018	83,258	$125	$168,424	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(198,833)	—	—	(198,833)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive loss	—	—	—	—	(384)	—	(384)
Stock-based compensation expense	1,309	—	(14,591)	—	—	17,347	2,756
Stock purchase plan and other	1,047	—	(15,483)	—	—	16,883	1,400
Balance March 2, 2019	85,614	$125	$138,350	$534,419	$(7,861)	$(575,504)	$89,529

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at www.pier1.com. Additionally, the Company has an arrangement to supply merchandise to be sold in “store within a store” locations in Mexico and El Salvador and online in Mexico that are operated by Sears Operadora de Mexico, S.A. de C.V. and Corporacion de Tiendas Internationales, S.A. de C.V., respectively.

Basis of consolidation — The consolidated financial statements of the Company include the accounts of all subsidiaries, and all intercompany transactions and balances have been eliminated upon consolidation.

Segment information — The Company is a specialty retailer that offers a broad range of products in its stores and on its website and conducts business as one operating segment. During fiscal 2019, 2018 and 2017, the Company’s domestic operations provided approximately 94% of its net sales and approximately 6% was provided by stores in Canada. As of March 2, 2019, March 3, 2018 and February 25, 2017, $3,918,000, $3,107,000 and $3,244,000, respectively, of the Company’s long-lived assets, net of accumulated depreciation, were located in Canada. There were no long-lived assets in Mexico or El Salvador during any period.

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

Fiscal periods — The Company utilizes 5-4-4 (week) quarterly accounting periods with the fiscal year ending on the Saturday closest to February 28th. Fiscal 2019 ended March 2, 2019, fiscal 2018 ended March 3, 2018, and fiscal 2017 ended February 25, 2017. Both fiscal 2019 and 2017 consisted of 52-week years and fiscal 2018 was a 53-week year.

Cash and cash equivalents, including temporary investments — The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents, except for those investments that are restricted and have been set aside in trusts to satisfy retirement obligations and are classified as non-current assets. As of March 2, 2019 and March 3, 2018, the Company’s short-term investments classified as cash equivalents included investments primarily in mutual funds totaling $49,532,000 and $115,456,000, respectively. The effect of foreign currency exchange rate fluctuations on cash was not material.

Translation of foreign currencies — Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders' equity and are included in other comprehensive income (loss). As of March 2, 2019, March 3, 2018 and February 25, 2017, the Company had cumulative other comprehensive loss balances, net of tax, of $(9,150,000), $(8,054,000) and $(8,450,000), respectively, related to cumulative translation adjustments. The adjustments for currency translation during fiscal 2019, 2018 and 2017, resulted in other comprehensive income (loss), net of tax, as applicable, of $(1,096,000), $396,000 and $1,274,000, respectively.

Concentrations of risk — The Company has risk of geographic concentration with respect to sourcing the Company’s inventory purchases. However, the Company believes alternative merchandise sources could be procured over a reasonable period of time. Pier 1 Imports sells merchandise imported from many countries, with approximately 60% of its sales derived from merchandise produced in China, 16% derived from merchandise produced in India and 17% collectively derived from merchandise produced in Vietnam, the United States and Indonesia. The remaining sales were from merchandise produced in various other countries around the world.

Financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There were no assets or liabilities with a fair value significantly different from the recorded value as of March 2, 2019 or March 3, 2018, unless otherwise disclosed.

The Company may utilize various financial instruments to manage interest rate and market risk associated with its on- and off-balance sheet commitments.

Accounts receivable — The Company’s accounts receivable are stated at carrying value less an allowance for doubtful accounts. These receivables consist largely of third-party credit card receivables for which collection is reasonably assured. The remaining receivables are periodically evaluated for collectability and an allowance for doubtful accounts is recorded as appropriate.

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

The Company recognizes known inventory losses, shortages and damages when incurred and maintains a reserve for estimated shrinkage since the last physical count, when actual shrinkage was recorded. The amount of the reserve is estimated based on historical experience from the results of its physical inventories. The reserves for estimated shrinkage at the end of fiscal 2019 and 2018 were $3,069,000 and $4,020,000, respectively.

Properties and equipment, net — Buildings, equipment, furniture and fixtures, and leasehold improvements are carried at cost less accumulated depreciation. Depreciation is computed using the straight‑line method over estimated remaining useful lives of the assets, generally 30 years for buildings and three to ten years for equipment, furniture and fixtures, and three to five years for computer software. Depreciation of improvements to leased properties is based upon the shorter of the remaining primary lease term or the estimated useful lives of such assets. Depreciation for assets utilized in acquiring, warehousing, distributing and fulfilling inventory is included in cost of sales. All other depreciation costs are included in depreciation and were $51,529,000, $53,603,000 and $54,603,000 in fiscal 2019, 2018 and 2017, respectively.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of the assets are charged to expense as incurred. In the case of disposals, assets and the related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is credited or charged to income.

Long-lived assets are reviewed for impairment at least annually or whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the impairment analysis indicates that the carrying value of the assets exceeds the sum of the expected undiscounted cash flows, the assets may be considered impaired. For store level long-lived assets, expected cash flows are determined based on management’s estimate of future sales, merchandise margin rates and expenses over the remaining expected terms of the leases. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded impairment charges of $1,261,000 in fiscal 2019 and $2,934,000 in fiscal 2017, which were included in selling, general and administrative (“SG&A”) expenses. The Company recorded no material impairment charges in fiscal 2018. As the projection of future cash flows requires the use of judgment and estimates, if actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

Insurance provision — The Company maintains insurance for workers’ compensation and general liability claims with deductibles of $1,000,000 and $500,000 per occurrence, respectively. The liability recorded for such claims is determined by estimating the total future claims cost for events that occurred prior to the balance sheet date. The estimates consider historical claims loss development factors as well as information obtained from and projections made by the Company’s broker, actuary, insurance carriers and third-party claims administrators. The recorded liabilities for workers’ compensation and general liability claims include claims occurring in prior years but not yet settled and reserves for fees. The recorded liability for workers’ compensation claims and fees was $26,682,000 and $25,316,000 at March 2, 2019 and March 3, 2018, respectively. The recorded liability for general liability claims and fees was $6,683,000 and $6,687,000 at March 2, 2019 and March 3, 2018, respectively.

Revenue recognition — Revenue is recognized upon customer receipt or delivery for retail sales. The Company’s revenues are reported net of discounts and returns, net of sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The Company adopted Accounting Standards Update (“ASU”) No. 2014-09 (see New Accounting Standards below) in the first quarter of fiscal 2019 which required a change in the presentation of the reserve for estimated merchandise returns on the consolidated balance sheet. The reserve was previously recorded net of the value of returned merchandise, but is now presented on a gross basis with an offset recorded to other current assets. At March 2, 2019, the gross reserve for estimated merchandise returns was $4,137,000. The net reserve for estimated merchandise returns at the end of fiscal 2018 was $2,805,000.

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

Gift cards — Revenue associated with gift cards is recognized when merchandise is sold and a gift card is redeemed as payment. Prior to fiscal 2019, gift card breakage was estimated and recorded as income based upon an analysis of the Company’s historical data and expected trends in redemption patterns and represented the remaining non-escheatable unused portion of the gift card liability for which the likelihood of redemption was remote. For fiscal 2018 and 2017, estimated gift card breakage was recognized 30 months after the original issuance. During fiscal 2019, the Company adopted new revenue recognition guidance and began recognizing gift card breakage over the expected redemption period rather than when the likelihood of redemption was remote. If actual redemption patterns vary from the Company’s estimates or if laws or regulations change, actual gift card breakage may differ from the amounts recorded. Estimated gift card breakage recorded to revenue was $3,728,000, $4,875,000 and $4,825,000 in fiscal 2019, 2018 and 2017, respectively.

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

Advertising costs — Advertising production costs are expensed the first time the advertising occurs and all other advertising costs are expensed as incurred. Advertising costs primarily include event and seasonal mailers, radio, newspaper, television and digital advertising and were $111,197,000, $99,568,000 and $101,780,000 in fiscal 2019, 2018 and 2017, respectively. Prepaid advertising at the end of fiscal years 2019 and 2018 was $1,584,000 and $3,012,000, respectively.

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

Earnings per share amounts were calculated as follows (in thousands except per share amounts):

	2019	2018	2017
Net income	$(198,833)	$11,626	$30,129
Weighted average shares outstanding:
Basic	80,708	80,223	80,919
Effect of dilutive stock options	—	1	17
Effect of dilutive restricted stock	—	30	48
Diluted	80,708	80,254	80,984
Earnings per share:
Basic	$(2.46)	$0.14	$0.37
Diluted	$(2.46)	$0.14	$0.37

Stock-based awards totaling 3,555,000 were excluded from the computation of earnings per share for fiscal 2019 as the effect would be antidilutive. Outstanding stock options totaling 361,523 for fiscal 2018 and 900,933 for fiscal 2017 were excluded from the computation of earnings per share, as the effect would be antidilutive.

Stock-based compensation — The Company’s stock-based compensation relates to stock options, restricted stock awards, restricted stock units and director deferred stock units. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for any unvested stock option awards, restricted stock awards and restricted stock units on a straight-line basis or ratably over the requisite service period. Stock option exercise prices equal the fair market value of the shares on the date of the grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. For time-based and most performance-based restricted stock awards, compensation expense is measured and recorded using the closing price of the Company’s common stock on the date of grant. If the date of grant for stock options or restricted stock awards occurs on a day when the Company’s common stock is not traded, the closing price on the last trading day before the date of grant is used. Performance-based shares vest upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. Forfeitures of stock-based awards are recognized as they occur. The compensation expense ultimately recognized, if any, related to these awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

New accounting standards —

Accounting Standards — Recently Adopted:

ASU 2014-09 — Revenue from Contracts with Customers (Topic 606)

Revenue Recognition — The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” in the first quarter of fiscal 2019, using the modified retrospective approach. As a result, the Company recorded a cumulative adjustment to increase retained earnings and decrease gift cards and other deferred revenue by $9,444,000 ($7,020,000, net of tax) related to the acceleration in the timing of recognizing gift card breakage revenue. The Company now recognizes gift card breakage revenue over the expected redemption period rather than when the likelihood of redemption is remote.

The new standard required a change in the presentation of the reserve for estimated merchandise returns on the consolidated balance sheet, which was previously recorded net of the value of returned merchandise, but is now presented on a gross basis. During the first quarter of fiscal 2019, the Company recorded an adjustment of $2,216,000 to present the reserve on a gross basis, with an offset recorded to other current assets. The gross reserve for estimated merchandise returns at March 2, 2019 was $4,137,000. For fiscal 2019, the Company recognized revenue of $14,439,000 for gift card redemptions. Prior to recognition as revenue, these amounts were included in gift cards and other deferred revenue on the Company’s consolidated balance sheet as of March 3, 2018. As of March 2, 2019, gift cards and other deferred revenue on the Company’s consolidated balance sheet totaled $37,655,000. A majority of this amount is expected to be recognized in revenue during fiscal 2020.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts and returns, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales during fiscal years 2019 and 2018 were as follows (in thousands):

	2019	2018
Retail sales	$1,541,745	$1,785,989
Other (1)	11,193	12,533
Net sales	$1,552,938	$1,798,522

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

Accounting Standards — Pending Adoption:

ASU 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides new guidance on accounting for leases and requires lessees to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The Company leases its corporate headquarters, retail stores and the majority of its distribution and fulfillment centers; therefore, this ASU is expected to have a material impact on the Company’s consolidated balance sheets, but is not expected to have a material impact on the consolidated statements of operations or consolidated statements of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company will adopt this ASU and related amendments beginning in the first quarter of fiscal 2020 and will elect certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allows the Company to not reassess whether existing contracts contain leases, the lease classification of existing leases, or initial direct costs for existing leases. The Company will also elect the transition option that allows entities to only apply the ASU at the adoption date and not apply the provisions to comparative periods. The Company will elect not to separate lease and non-lease components and not to recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. Management is utilizing a third party to assist with the incremental borrowing rate calculation. The Company will not elect the hindsight practical expedient. A complete population of contracts that meet the definition of a lease under ASU 2016-02 has been identified. The Company has also established new processes and internal controls and implemented a new lease system to assist with its compliance with ASU 2016-02.

ASU 2018-02 — Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the remeasurement of deferred taxes to reflect the lower federal income tax rate enacted as part of the Tax Cuts and Jobs Act of 2017. ASU 2018-02 requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption in any period is permitted. ASU 2018-02 can be applied either retrospectively or in the period of adoption. ASU 2018-02 is effective for the Company beginning in fiscal 2020. The Company is evaluating the impact of the adoption of ASU 2018-02 on its financial statements, but does not expect it to have a material impact.

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

NOTE 2 – PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are summarized as follows at March 2, 2019 and March 3, 2018 (in thousands):

	2019	2018
Land	$535	$535
Buildings	8,077	8,077
Equipment, furniture, fixtures and other	357,433	367,171
Leasehold improvements	198,637	216,687
Computer software	140,826	137,815
Projects in progress	274	2,959
	705,782	733,244
Less accumulated depreciation	556,426	554,477
Properties and equipment, net	$149,356	$178,767

NOTE 3 – OTHER ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

The following is a summary of other accrued liabilities and other noncurrent liabilities at March 2, 2019 and March 3, 2018 (in thousands):

	2019	2018
Accrued payroll and other employee-related liabilities	$57,033	$56,336
Accrued taxes, other than income	21,728	24,414
Rent-related liabilities	8,518	8,755
Other	20,260	16,763
Other accrued liabilities	$107,539	$106,268
Rent-related liabilities	$33,353	$33,993
Deferred gains	1,933	2,516
Retirement benefits	11,816	18,512
Other	4,570	4,693
Other noncurrent liabilities	$51,672	$59,714

NOTE 4 – LONG-TERM DEBT AND AVAILABLE CREDIT

Industrial Revenue Bonds — The Company has industrial revenue bonds outstanding totaling $9,500,000 at March 2, 2019 and March 3, 2018. The Company’s industrial revenue bonds have been outstanding since fiscal 1987. Proceeds were used to construct warehouse/distribution facilities. The loan agreements and related tax-exempt bonds mature in the year 2026. The Company’s interest rates on the loans are based on the bond interest rates, which are market driven, reset weekly and are similar to other tax-exempt municipal debt issues. The Company’s weighted average effective interest rate, including standby letter of credit fees, was 3.1%, 2.8% and 2.2% for fiscal 2019, 2018 and 2017, respectively.

Revolving Credit Facility — At the end of fiscal 2018, and through the third quarter of fiscal 2019, the Company had a $350,000,000 secured revolving credit facility with a $150,000,000 accordion feature that matures on June 2, 2022 (“Revolving Credit Facility”). The Revolving Credit Facility is secured primarily by the Company's eligible merchandise inventory and third-party credit card receivables and certain related assets on a first priority basis and by a second lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the adjusted LIBOR rate as defined in the Revolving Credit Facility plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility, or (b) the prime rate as defined in the Revolving Credit Facility plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The Company pays a fee ranging from 125 to 150 basis points per year for standby letters of credit depending on the average daily availability as defined by the facility, 62.5 to 75.0 basis points per year for trade letters of credit, and a commitment fee of 25 basis points per year for any unused amounts. As of March 2, 2019 and March 3, 2018, the fee for standby letters of credit was 125 basis points per year and 62.5 basis points per year for trade letters of credit. In addition, the Company will pay, when applicable, letter of credit fronting fees on the amount of letters of credit outstanding.

The Revolving Credit Facility includes a requirement that the Company has minimum availability equal to the greater of 10% of the line cap, as defined under the Revolving Credit Facility, or $30,000,000. The Company’s Revolving Credit Facility may limit the ability of the Company to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell the Company’s assets to, or merge or consolidate with or into, another company, in each case, subject to certain exceptions. The Company will not be restricted from paying certain dividends unless credit extensions on the line result in availability over a specified period of time that is projected to be less than 15.0% of the lesser of either $400,000,000 or the calculated borrowing base plus the outstanding amount under the FILO Tranche (as defined below), subject to the Company meeting a fixed charge coverage requirement when availability over the same specified period of time is projected to be less than 20.0% of the lesser of either $400,000,000 or the calculated borrowing base plus the outstanding amount under the FILO Tranche.

On December 14, 2018, the Company amended its Revolving Credit Facility to include a new $50,000,000 first-in, last-out tranche (“FILO Tranche”). The FILO Tranche, which was completed and funded on December 14, 2018, expands the Revolving Credit Facility from $350,000,000 to $400,000,000 and modifies the borrowing base. The FILO Tranche includes a $15,000,000 first-in, last-out loan (“FILO Loan”), subject to a borrowing base, which bears interest at either the adjusted LIBOR rate plus 300 basis points per annum or the prime rate plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The FILO Tranche also includes a $35,000,000 term loan (“ABL Term Loan”), subject to a borrowing base, which bears interest at the adjusted LIBOR rate plus 800 basis points per annum, and which will amortize in equal quarterly installments of 1.25% of the original principal amount thereof commencing on June 30, 2020. The FILO Tranche is a term loan and does not revolve. The Company’s weighted average effective interest rate, including fees, for the FILO Tranche was 10.2% for fiscal 2019. The maturity date of each of the FILO Loan and the ABL Term Loan is June 2, 2022. The proceeds of the FILO Loan and the ABL Term Loan were used for working capital, capital expenditures and general corporate purposes. The FILO Tranche amendment did not result in any other material changes to the Revolving Credit Facility.

During fiscal 2019, the Company had no cash borrowings under the revolving portion of the Revolving Credit Facility and $50,000,000 in cash borrowings under the FILO Loan and ABL Term Loan referenced above. As of March 2, 2019, the carrying value of the FILO Loan and ABL Term Loan was $48,912,000, net of debt issuance costs. During fiscal 2018 and 2017 the Company repaid all cash borrowings under the Revolving Credit Facility. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined by the agreement, which was $279,630,000 as of March 2, 2019. The borrowing base calculation is subject to advance rates and commercially reasonable availability reserves. As of March 2, 2019, the Company utilized approximately $41,641,000 in letters of credit and bankers’ acceptances against the Revolving Credit Facility. Of the outstanding balance, approximately $22,926,000 related to a standby letter of credit for the Company’s workers’ compensation and general liability insurance policies, $9,715,000 related to a standby letter of credit related to the Company’s industrial revenue bonds and $9,000,000 related to other miscellaneous standby letters of credit. After excluding the $41,641,000 in utilized letters of credit and bankers’ acceptances from the borrowing base, $237,988,000 remained available for cash borrowings.

Term Loan Facility — The Company entered into the senior secured term loan facility (“Term Loan Facility”) on April 30, 2014. The Term Loan Facility matures on April 30, 2021, and is secured by a second lien on all assets subject to a first lien under the Revolving Credit Facility and a first lien on substantially all other assets of certain of the Company’s subsidiaries, subject to certain exceptions. At the Company’s option, borrowings under the Term Loan Facility will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either (a) the LIBOR rate as defined in the Term Loan Facility subject to a 1% floor plus 350 basis points per year or (b) the base rate as defined in the Term Loan Facility subject to a 2% floor plus 250 basis points per year. The Company’s weighted average effective interest rate, including fees, was 6.6% for fiscal 2019. As of March 2, 2019, the Company had $191,000,000 in borrowings under the Term Loan Facility with a carrying value of $189,290,000, net of unamortized discounts and debt issuance costs. The proceeds of the loan were used for general corporate purposes, including working capital needs, capital expenditures, and share repurchases and dividends permitted under the Term Loan Facility. The Term Loan Facility is subject to quarterly amortization of principal equal to 0.25% of the original aggregate principal amount of the loans, with the balance due at final maturity. The Company is subject to an annual excess cash flow repayment requirement, as defined in the Term Loan Facility. At the Company’s option, and subject to the requirements and provisions of the Term Loan Facility, the Company can prepay the Term Loan Facility at any time. The fair value of the amount outstanding under the Term Loan Facility was approximately $138,834,000 as of March 2, 2019, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

The Term Loan Facility matures as follows (in thousands):

Fiscal Year	Amount
2020	$2,000
2021	2,000
2022	187,000
Total	191,000
Debt Issuance Costs	(1,108)
Debt Discount	(602)
Total	$189,290

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company offers a qualified defined contribution employee retirement plan to all of its full- and part-time personnel who are at least 18 years old and have been employed for a minimum of 60 days. During fiscal 2019, employees received a matching Company contribution on the first 8% of eligible compensation contributed, for a total Company contribution of up to 4%. During fiscal 2018 and 2017 employees received a matching Company contribution on the first 5% of eligible compensation contributed, for a total Company contribution of up to 3%. Company contributions to the plan were $3,147,000, $3,164,000 and $2,958,000 in fiscal 2019, 2018 and 2017, respectively.

In addition, the Company offers non-qualified deferred compensation plans (“Non-Qualified Plans”) for the purpose of providing deferred compensation for certain employees. The Company's expense for the Non-Qualified Plans was $273,000, $1,915,000 and $2,347,000 for fiscal 2019, 2018 and 2017, respectively. The Company has trusts established for the purpose of setting aside funds to settle certain obligations of the Non-Qualified Plans, and contributed $2,003,000 and used $7,059,000 to satisfy a portion of retirement obligations during fiscal 2019. The Company also contributed $2,429,000 and used $3,909,000 to satisfy a portion of retirement obligations during fiscal 2018. The trusts’ assets are included in other noncurrent assets and are comprised of investments and life insurance policies on the lives of former key executives. As of March 2, 2019 and March 3, 2018, the trusts’ investments had an aggregate value of $5,141,000 and $9,825,000, respectively, and were held primarily in mutual funds. All investments held in the trusts are valued at fair value using Level 1 Inputs, which are unadjusted quoted prices in active markets for identical assets or liabilities. The Company has accounted for the restricted investments as trading securities. The life insurance policies held in the trusts had cash surrender values of $6,340,000 and $6,209,000, and death benefits of $11,409,000 and $11,392,000 as of March 2, 2019 and March 3, 2018, respectively. The trusts’ assets are restricted and may only be used to satisfy obligations to the Non-Qualified Plans’ participants.

The Company also owns and is the beneficiary of a number of life insurance policies on the lives of former key executives that are unrestricted as to use. At the discretion of the Company’s Board of Directors, such policies could be contributed to the trusts described above or to the trusts established for the purpose of setting aside funds to be used to satisfy obligations arising from supplemental retirement plans. The cash surrender value of the unrestricted policies was $14,346,000 and $14,077,000, and the death benefit was $20,539,000 and $20,388,000 as of March 2, 2019 and March 3, 2018, respectively. The cash surrender value of these policies is included in other noncurrent assets.

NOTE 6 – MATTERS CONCERNING SHAREHOLDERS' EQUITY

Stock Incentive Plan — The Pier 1 Imports, Inc. 2015 Stock Incentive Plan (“2015 Plan”) was approved by the shareholders on June 25, 2015. The aggregate number of shares available for issuance under the 2015 Plan included (i) a new authorization of 2,500,000 shares, plus (ii) 2,507,407 shares that remained available for grant under the Pier 1 Imports, Inc. 2006 Stock Incentive Plan (“2006 Plan”) as of June 25, 2015, increased by the number of shares subject to outstanding awards under the 2006 Plan as of June 25, 2015, which was 3,009,974 shares that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent that they are exercised for or settled in vested and non-forfeitable shares of common stock or that are withheld for payment of applicable employment taxes and/or withholding obligations of an award), plus (iii) 4,000,000 shares approved by the shareholders on June 22, 2017, in the First Amendment to the 2015 Plan, subject to adjustment in the event of stock splits and certain other corporate events. As of March 2, 2019, there were a total of 6,590,046 shares available for issuance under the 2015 Plan.

Restricted stock awarded to certain employees — During fiscal 2019, the Company awarded long-term incentive awards under the 2015 Plan to certain employees. Fiscal 2019 long-term incentive awards were comprised of restricted stock grants that were divided between time-based and performance-based awards. The majority of time-based shares vest in substantially equal amounts over a three-year period beginning on the first anniversary of the award date provided that the participant is employed by the Company on the vesting date. The performance-based shares may vest following the end of fiscal 2021 if the Company achieves certain targeted levels of performance measures established in fiscal 2019. Vesting of the performance-based shares is conditioned upon the participant being employed on the date of filing of the Company’s fiscal 2021 Annual Report on Form 10-K with the SEC.

Restricted stock compensation expense — Compensation expense for restricted stock was $2,916,000, $3,612,000 and $8,180,000 in fiscal 2019, 2018 and 2017, respectively. Fiscal 2019 compensation expense includes expense related to director restricted stock units. See “Director Restricted Stock Units” below for more information. Fiscal 2017 includes additional expense of $3,908,000 for the accelerated vesting of unvested restricted stock awards related to the departure of the Company’s former CEO in fiscal 2017. In accordance with accounting guidelines, the Company expenses time-based restricted shares over the requisite service period. For performance-based awards, expense is recognized based on the probability of the Company achieving performance targets. For fiscal 2019, 2018 and 2017, the target levels of performance measures were not achieved and all or a portion of eligible restricted shares did not vest. As of March 2, 2019, there was $11,401,000 of total unrecognized compensation expense related to restricted stock that may be recognized over a weighted average period of approximately 1.3 years. The total fair value of restricted stock awards vested was $1,382,000, $2,112,000 and $3,671,000 in fiscal 2019, 2018 and 2017, respectively.

The Company realized a total tax benefit related to stock-based compensation of $326,000, $736,000 and $1,783,000 during fiscal 2019, 2018 and 2017, respectively. There was no excess tax benefit recorded for fiscal 2019 or fiscal 2018. For fiscal 2017, $312,000 was recorded as excess tax benefits. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

As of March 2, 2019 and March 3, 2018, the Company had 5,148,666 and 4,049,614 unvested shares of restricted stock outstanding, respectively. During fiscal 2019, 5,398,420 shares of restricted stock were awarded, 542,913 shares of restricted stock vested, and 3,756,455 shares of restricted stock were forfeited. The weighted average fair market value at the date of grant of the restricted stock shares awarded during fiscal 2019 was $1.81 per share.

Stock options — Stock options were granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options currently exercisable issued under both the 2006 Plan and the 2015 Plan vest over a period of four years. Stock options have a term of ten years from the grant date and will be fully vested upon death, disability or retirement of the associate. The Compensation Committee of the Board of Directors serves as the administrative committee of the 2006 Plan and 2015 Plan and has the discretion to take certain actions with respect to stock options, such as accelerating the vesting, upon certain corporate changes (as defined in the 2006 Plan and 2015 Plan).

A summary of stock option transactions related to the Company’s stock option grants during the three fiscal years is as follows:

			Weighted	Exercisable Shares
		Weighted	Average		Weighted
		Average	Fair Value		Average
		Exercise	at Date of	Number	Exercise
	Shares	Price	Grant	of Shares	Price
Outstanding at February 27, 2016	1,210,548	$7.34		1,176,974	$7.06
Options granted	23,000	6.99	$2.85
Options exercised	(966,500)	6.71
Options cancelled or expired	(142,248)	10.57
Outstanding at February 25, 2017	124,800	8.50		107,800	8.22
Options granted	320,469	6.68	3.21
Options exercised	—	—
Options cancelled or expired	(40,000)	7.77
Outstanding at March 3, 2018	405,269	7.13		73,250	8.76
Options granted	—	—	—
Options exercised	—	—
Options cancelled or expired	(371,844)	6.75
Outstanding at March 2, 2019	33,425	11.39		23,850	12.92

For options outstanding at March 2, 2019			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Shares	Exercise Price-
	Total	Exercise	Life (in	Currently	Exercisable
Ranges of Exercise Prices	Shares	Price	years)	Exercisable	Shares
$6.59 — $11.47	21,225	$7.60	5.39	12,725	$8.15
$14.04 — $23.19	12,200	17.99	4.75	11,125	18.37

As of March 2, 2019, the weighted average remaining contractual term for outstanding and exercisable options was 5.2 years and 4.2 years, respectively. There was no aggregate intrinsic value for outstanding or exercisable options at the end of fiscal 2019 or fiscal 2018. The total intrinsic value of options exercised for fiscal 2017 was approximately $1,137,000. The intrinsic value of a stock option is the amount by which the market value of the underlying common stock exceeds the exercise price of the option. There were no options exercised in fiscal years 2019 and 2018.

At March 2, 2019, there was approximately $6,000 of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $(160,000), $197,000 and $48,000 in fiscal 2019, 2018 and 2017, respectively.

Director deferred stock units — The 2015 Plan and certain prior plans authorize director deferred stock unit awards to non-employee directors. Directors can elect to defer all or a portion of their cash director's fees into a deferred stock unit account. The annual retainer fees deferred (other than committee chairman and chairman of the board annual retainers) received a 25% matching contribution from the Company in the form of director deferred stock units. There were 750,000 shares and 707,500 shares deferred, but not delivered, as of March 2, 2019 and March 3, 2018, respectively. During fiscal 2019, approximately 116,800 director deferred stock units were granted, 74,300 units were delivered and no units were cancelled. Compensation expense for the director deferred stock awards was $191,000, $806,000 and $834,000 in fiscal 2019, 2018 and 2017, respectively.

Director restricted stock units — The 2015 Plan authorizes director restricted stock unit awards to non-employee directors. The annual retainer fees for directors include restricted stock units having a value of $100,000. The restricted stock units vest over a one-year period. During fiscal 2019, approximately 332,570 director restricted stock units were granted, no units were vested and no units were forfeited. Compensation expense for the director restricted stock units was $610,000 in fiscal 2019. The weighted average fair market value at the date of grant of the restricted stock units awarded during fiscal 2019 was $2.78 per share.

Stock purchase plan — Substantially all Company associates and all non-employee directors are eligible to participate in the Pier 1 Imports, Inc. Stock Purchase Plan under which the Company's common stock is purchased on behalf of participants at market prices through regular payroll deductions. Each associate may contribute up to 20% of the eligible portions of compensation, and non-employee directors may contribute up to 100% of their director compensation. The Company contributes an amount equal to 25% of the participant’s contributions. Company contributions to the stock purchase plan were $290,000, $351,000 and $363,000 in fiscal years 2019, 2018 and 2017, respectively.

Preferred Stock — As of March 2, 2019, the Company’s restated certificate of incorporation authorized 20,000,000 shares of preferred stock having a par value of $1.00 per share to be issued. No such shares have been issued.

Dividends — The Company did not pay cash dividends in fiscal 2019. The Company paid cash dividends of $22,294,000 and $22,501,000 in fiscal years 2018 and 2017, respectively. The Company discontinued the Company’s common stock dividend in April 2018.

Shares reserved for future issuances — As of March 2, 2019, the Company had approximately 7,706,046 shares of common stock reserved for future issuances under the stock plans. This amount includes stock options outstanding, director deferred stock units, director restricted stock units and shares available for future grant.

Share repurchase plan — The following table summarizes the Company’s total repurchases of its common stock under the $200 million board-approved share repurchase program announced on April 10, 2014 (“April 2014 program”), for each of the last three fiscal years:

		Shares Purchased
Date Program Announced	Authorized Amount	Fiscal 2019	Fiscal 2018	Fiscal 2017	Weighted Average Cost		Remaining Available as of March 2, 2019
Apr. 10, 2014	$200,000,000	—	1,926,602	1,794,053	$10.58	(1)	$26,610,135

(1)	Represents weighted average cost for all share repurchases under the April 2014 program.

The Company discontinued share repurchases under the April 2014 program in April 2018.

NOTE 7 – INCOME TAXES

The components of income (loss) before income taxes for each of the last three fiscal years, by tax jurisdiction, were as follows (in thousands):

	2019	2018	2017
Domestic	$(204,181)	$13,882	$39,818
Foreign	2,802	4,015	5,441
Income (loss) before income taxes	$(201,379)	$17,897	$45,259

The provision (benefit) for income taxes for each of the last three fiscal years consisted of (in thousands):

	2019	2018	2017
Federal:
Current	$(933)	$549	$30,062
Deferred	(4,248)	5,742	(17,842)
State:
Current	1,075	(701)	3,491
Deferred	1,190	270	(1,803)
Foreign:
Current	352	411	1,222
Deferred	18	—	—
Total income tax provision (benefit)	$(2,546)	$6,271	$15,130

During the third quarter of fiscal 2019, the Company established a valuation allowance of $20,761,000 related to deferred tax assets. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. When the need for a valuation allowance is assessed, the Company considers all available positive and negative evidence. Recent cumulative losses were determined to be significant negative evidence that management considered in determining it was not more likely than not that certain of its deferred tax assets would be realized, resulting in an increase to the Company’s valuation allowance.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted in December 2017, revised many aspects of the U.S. corporate income tax including, but not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a limitation on the deductibility of net interest expense, a 100% immediate deduction for certain new investments placed in service before 2023, and the modification or repeal of many business deductions and credits, including the limitation on deductions for certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code. SEC Staff Accounting Bulletin (“SAB”) 118 allowed the Company to provide a provisional estimate of the impact of the Tax Act due to the complexities involved in accounting for its enactment. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act to complete the accounting under ASC 740, Income Taxes.

In fiscal year 2018, the Company recorded provisional income tax benefits of $323,000 related to the impact of the Tax Act on deferred tax balances. As allowed by SAB 118, the Company completed its accounting for the income tax effects of the Tax Act and recognized additional benefits of $392,000 in the fourth quarter of fiscal 2019.

The differences between income taxes at the statutory federal income tax rate of 21% in fiscal 2019, 32.7% in fiscal 2018 and 35% in fiscal 2017, and income tax reported in the consolidated statements of operations were as follows (in thousands):

	2019	2018	2017
Tax provision at statutory federal income tax rate	$(42,290)	$5,852	$15,841
State income taxes, net of federal provision (benefit)	(4,272)	664	352
Change in valuation allowance	45,199	263	168
Foreign income taxes	370	411	1,222
Foreign and other tax credits	(50)	(772)	(2,161)
Non-deductible penalty	2	1,021	40
Remeasurement of U.S. federal deferred tax assets and liabilities	(392)	(323)	—
Share-based compensation shortfall	528	436	—
Uncertain tax positions	(689)	(1,482)	825
Other, net	(952)	201	(1,157)
Provision (benefit) for income taxes	$(2,546)	$6,271	$15,130
Effective tax rate	1.3%	35.0%	33.4%

Deferred tax assets and liabilities at March 2, 2019 and March 3, 2018, were comprised of the following (in thousands):

	2019	2018
Deferred tax assets:
Deferred compensation	$7,632	$9,707
Net operating loss carryforward	33,409	—
Accrued average rent	9,875	9,764
Self insurance reserves	8,254	7,857
Cumulative foreign currency translation	1,976	1,588
Deferred revenue and revenue reserves	4,568	3,584
Business interest expense limitation	3,361	—
Foreign - Properties and equipment, net	1,004	—
Foreign – Inventory	86	—
Foreign and other tax credits	1,662	1,822
Other	2,057	3,650
Total deferred tax assets	$73,884	$37,972
Deferred tax liabilities:
Properties and equipment, net	$(8,364)	$(14,070)
Inventory	(11,719)	(13,578)
Store supplies	(2,613)	(2,393)
Deferred gain on debt repurchase	—	(2,199)
Other	(596)	(957)
Total deferred tax liabilities	$(23,292)	$(33,197)
Valuation allowance	$(46,507)	$(1,308)
Net deferred tax assets (1)	$4,085	$3,467

(1)	For fiscal 2019 and 2018, state deferred tax assets were $2,609 and $4,354, respectively, and federal and foreign deferred tax assets were $1,476 and $0, respectively.

Federal net operating loss carryforwards at March 2, 2019 and March 3, 2018, were $140,088,000 and $0, respectively. The federal losses can be carried forward indefinitely and are subject to a full valuation allowance. State net operating loss carryforwards at March 2, 2019 and March 3, 2018, were $71,454,000 and $12,816,000, respectively. If certain substantial changes in the entity’s ownership occur, there would be an annual limitation on the amount of the carryforward(s) that can be utilized. The total unrecognized tax benefits related to state net operating losses were $250,000 and $205,000 at March 2, 2019 and March 3, 2018, respectively. State loss carryforwards vary as to the carryforward period and will expire from fiscal 2020 through fiscal 2039. The Company believes that it is not more likely than not that the benefit from certain state loss carryforwards will be realized. Accordingly, the Company has provided a valuation allowance of $4,231,000 and $0 with respect to the deferred tax assets relating to these state loss carryforwards as of March 2, 2019 and March 3, 2018, respectively.  Deferred tax assets related to state tax credits at March 2, 2019 and March 3, 2018, were $1,972,000 and $2,152,000, respectively. The total unrecognized tax benefits related to state tax credits at March 2, 2019 and March 3, 2018, were $192,000 and $330,000, respectively. State tax credit carryforwards vary as to the carryforward period and will expire from fiscal 2024 through fiscal 2039. The Company believes that it is not more likely than not that the benefit from certain state tax credits will be realized. Accordingly, the Company has provided a valuation allowance of $1,600,000 and $1,308,000 with respect to the deferred tax assets relating to these state tax credits as of March 2, 2019 and March 3, 2018, respectively.

The Company is subject to taxation in the United States and various state, provincial, local and foreign (primarily Canadian) jurisdictions. With few exceptions, as of fiscal 2019, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2016. Certain tax years prior to fiscal 2016 are subject to examination by certain state and foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits - beginning balance	$4,906	$6,990	$2,551
Gross increases — tax positions in current period	—	219	4,643
Gross increases — tax positions in prior period	455	47	225
Gross decreases — tax positions in prior period	(157)	(2,065)	(320)
Settlements	—	—	(83)
Expiration of statute of limitations	(697)	(285)	(26)
Unrecognized tax benefits — ending balance	$4,507	$4,906	$6,990

As of March 2, 2019 and March 3, 2018, the Company had total unrecognized tax benefits of $4,507,000 and $4,906,000, respectively, the majority of which would, if recognized, affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to state income tax settlements or expirations of statutes.

Interest associated with unrecognized tax benefits is recorded in nonoperating (income) and expenses. Penalties associated with unrecognized tax benefits are recorded in SG&A expenses. The Company recorded expenses for tax interest and penalties, net of refunds, of $28,000, $118,000 and $142,000 in fiscal 2019, 2018 and 2017, respectively. The Company had accrued penalties and interest of $747,000 and $602,000 at March 2, 2019 and March 3, 2018, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases - At March 2, 2019, the Company had the following minimum lease commitments and future subtenant receipts in the years indicated (in thousands):

Fiscal Year	Operating Leases	Subtenant Income
2020	$225,845	$1,658
2021	192,690	1,874
2022	161,276	1,977
2023	123,940	1,601
2024	86,176	1,243
Thereafter	138,554	3,211
Total lease commitments	$928,481	$11,564

Rental expense, which includes distribution and fulfillment center space and corporate headquarters, was $256,236,000, $261,889,000 and $264,735,000 in fiscal 2019, 2018 and 2017, respectively. These amounts include contingent rentals of $171,000, $238,000 and $223,000, based upon a percentage of sales, and net of sublease incomes totaling $1,448,000, $1,199,000 and $646,000 in fiscal 2019, 2018 and 2017, respectively.

Legal matters — Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On June 25, 2018, the court granted the Company’s motion to dismiss the amended complaint, with prejudice. The plaintiffs subsequently filed a notice of appeal and a related appellate brief and the Company filed its reply brief in January 2019. The court has scheduled oral arguments on June 12, 2019. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Product Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. The CPSC has responded to the Company’s letter and generally declined to accept the Company’s position. The Company entered into settlement discussions with the CPSC during the third quarter of fiscal 2019 that are ongoing. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While the Company anticipates that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

The Company was a defendant in lawsuits in federal courts in California containing various class action allegations under California state wage-and-hour laws. These lawsuits sought unspecified monetary damages, injunctive relief and attorneys’ fees. The Company settled these cases as expected on terms favorable to the Company in view of the claims made, the continuing cost of litigation and an assessment of the risk of an adverse trial court or appellate decision. The Company recognized expense of $6,600,000 in the second quarter of fiscal 2018 attributable to the legal and regulatory proceedings described in this paragraph and the preceding paragraph as a component of selling, general and administrative expenses.

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

NOTE 9 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended March 2, 2019 and March 3, 2018, is set forth below (in thousands except per share amounts):

	Quarter Ended
Fiscal 2019	6/2/2018	9/1/2018	12/1/2018	3/2/2019 (1)
Net sales	$371,864	355,336	413,232	412,506
Gross profit	$120,139	93,506	130,492	106,766
SG&A expenses	$138,580	143,149	147,012	158,718
Operating loss	$(31,341)	(62,466)	(28,943)	(65,335)
Net loss	$(28,503)	(51,088)	(50,441)	(68,801)
Average shares outstanding — basic	80,187	80,554	80,784	81,305
Average shares outstanding — diluted	80,187	80,554	80,784	81,305
Basic loss per share	$(0.36)	(0.63)	(0.62)	(0.85)
Diluted loss per share	$(0.36)	(0.63)	(0.62)	(0.85)

	Quarter Ended
Fiscal 2018	5/27/2017	8/26/2017	11/25/2017	3/3/2018 (1)
Net sales	$409,525	407,607	469,161	512,229
Gross profit	$151,597	140,164	176,676	189,713
SG&A expenses	$140,195	138,087	150,395	147,909
Operating income (loss)	$(2,321)	(11,340)	13,448	28,174
Net income (loss)	$(2,986)	(7,823)	7,381	15,054
Average shares outstanding — basic	81,080	80,350	79,658	79,835
Average shares outstanding — diluted	81,080	80,350	79,658	79,854
Basic earnings (loss) per share	$(0.04)	(0.10)	0.09	0.19
Diluted earnings (loss) per share	$(0.04)	(0.10)	0.09	0.19

(1)	The quarter ended March 2, 2019 consisted of 13 weeks, compared to 14 weeks for the quarter ended March 3, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is (b) accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 2, 2019. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013). Management concluded that based on its assessment, Pier 1 Imports, Inc.’s internal control over financial reporting was effective as of March 2, 2019. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of March 2, 2019, as stated in their report which is included in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2019 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Pier 1 Imports, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Pier 1 Imports, Inc.’s internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pier 1 Imports, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pier 1 Imports, Inc. (the Company) as of March 2, 2019 and March 3, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders‘ equity, and cash flows for each of the three years in the period ended March 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated April 29, 2019 expressed an unqualified opinion thereon.

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

April 29, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding executive officers of the Company required by this Item is contained in Part I of this report under the caption “Executive Officers of the Company.” Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Governance – Proposal No. 1 – Election of Directors” set forth in the Company's Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on June 19, 2019 (“2019 Proxy Statement”).

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the 2019 Proxy Statement.

Information regarding the Company’s audit committee financial experts as well as the Company’s code of ethics and business conduct required by this Item is incorporated by reference to the sections entitled “Governance – Committees of the Board of Directors” and “Governance,” respectively, set forth in the 2019 Proxy Statement.

Information regarding the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors is incorporated by reference to the section entitled “Governance – Director Nomination Process” set forth in the 2019 Proxy Statement. The procedures by which shareholders may recommend nominees to the Company’s Board of Directors have not changed materially from those described in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders held on June 26, 2018.

No director or nominee for director of the Company has any family relationship with any other director or nominee or with any executive officer of the Company.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections entitled “Governance – Non-Employee Director Compensation for the Fiscal Year Ended March 2, 2019”, the section entitled “Compensation” and the section entitled “Chief Executive Officer Pay Ratio” set forth in the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section entitled “Share Ownership – Security Ownership of Directors and Executive Officers,” the section entitled “Share Ownership – Security Ownership of Certain Beneficial Owners,” the table entitled “Compensation – Outstanding Equity Awards Table for the Fiscal Year Ended March 2, 2019,” and the table entitled “Equity Compensation Plan Information” set forth in the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the section entitled “Compensation – Compensation Committee Interlocks and Insider Participation” and the section entitled “Governance – Director Independence and Related Person Transactions” set forth in the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated by reference to the section entitled “Audit Matters – Independent Registered Public Accounting Firm Fees” and the section entitled “Audit Matters – Pre-approval of Non-audit Fees” set forth in Proposal No. 4 of the 2019 Proxy Statement.

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

10.2

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

10.2.1

First Amendment to the Second Amended and Restated Credit Agreement dated December 14, 2018 among Pier 1 Imports (U.S.), Inc., the facility guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Pathlight Capital Fund I LP, as ABL term loan agent, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended December 1, 2018 (File No. 001-07832).

10.3

Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated June 9, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.3.1	First Amendment to Office Lease, dated June 20, 2008, incorporated herein by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended May 31, 2008 (File No. 001-07832).

10.3.2

Second Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated July 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011 (File No. 001-07832).

10.3.3

Third Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated January 28, 2013, incorporated herein by reference to Exhibit 10.17.3 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

Exhibit No.	Description

10.3.4

Fourth Amendment to Office Lease between Chesapeake Plaza, L.L.C. and Pier 1 Services Company, dated May 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 1, 2013 (File No. 001-07832).

10.3.5

Fifth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated July 14, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 30, 2014 (File No. 001-07832).

10.3.6

Sixth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated December 18, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 28, 2015 (File No. 001-07832).

10.3.7

Seventh Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated September 23, 2016, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 27, 2016 (File No. 001-07832).

10.3.8

Eighth Amendment to Office Lease between Hines VAV III Energy Way LLC and Pier 1 Services Company, dated September 8, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 26, 2017 (File No. 001-07832).

10.4

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

10.4.1

First Amendment to the Private Label Credit Card Plan Agreement between Comenity Bank, formerly known as World Financial Network Bank and Pier 1 Imports (U.S.), Inc., dated November 13, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 25, 2017 (File No. 001-07832).

10.5*

Form of Indemnity Agreement between the Company and the directors and executive officers of the Company dated January 18, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.6*

Pier 1 Imports, Inc. Supplemental Executive Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.7*

Pier 1 Imports, Inc. Supplemental Retirement Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.8*

Pier 1 Benefit Restoration Plan II, as amended and restated effective January 1, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.8.1*

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

10.9.1*

Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 1, effective January 1, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

Exhibit No.	Description

10.9.2*

Pier 1 Imports, Inc. Deferred Compensation Plan Amendment No. 2, effective January 1, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 25, 2017 (File No. 001-07832).

10.10*	Pier 1 Umbrella Trust, dated December 21, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005 (File No. 001-07832).

10.10.1*

Pier 1 Umbrella Trust Amendment No. 1, effective January 1, 2009, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended November 29, 2008 (File No. 001-07832).

10.10.2*

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

10.11.1*

First Amendment to Pier 1 Imports, Inc. Stock Purchase Plan, dated June 20, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2014 (File No. 001-07832).

10.12*

Summary Plan Description of Pier 1 Imports Limited Severance Plan, Restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 29, 2008  (File No. 001-07832).

10.13*

ERISA Plan Document and Summary Plan Description for the Pier 1 Imports, Inc. Supplemental Individual Disability Income Benefit Plan, effective September 1, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 24, 2012 (File No. 001-07832).

10.14*

Summary Plan Description for Pier 1 Imports, Inc. Employee Life Insurance (Basic Insurance, Class 1), effective June 1, 2012, incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended March 2, 2013 (File No. 001-07832).

10.15*

Pier 1 Imports, Inc. Non-Employee Director Compensation Plan, as amended effective June 26, 2018, filed incorporated herein by reference to Exhibit 10.8.9 to the Company’s Form 10-K for the year ended March 3, 2018 (File No. 001-07832).

10.15.1*

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 2, 2018 (File No. 001-07832).

10.16*

Pier 1 Imports, Inc. 2006 Stock Incentive Plan (Omnibus Plan), Restated as Amended through March 25, 2011, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended February 26, 2011 (File No. 001-07832).

10.17*	Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2015 (File No. 001-07832).

10.17.1*

First Amendment to Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), dated June 22, 2017, incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.17.2*

Second Amendment to Pier 1 Imports, Inc. 2015 Stock Incentive Plan (Omnibus Plan), dated April 5, 2018, incorporated herein by reference to Exhibit 10.18.2 to the Company’s Form 10-K for the year ended March 3, 2018 (File No. 001-07832).

10.17.3*	Form of Restricted Stock Award Agreement – April 15, 2016 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2016 (File No. 001-07832).

10.17.4*	Form of Restricted Stock Award Agreement – May 24, 2016 Performance-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

10.17.5*

Form of Restricted Stock Award Agreement – May 24, 2016 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 26, 2016 (File No. 001-07832).

10.17.6*	Form of Restricted Stock Award Agreement – April 14, 2017 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.17.7*

Form of Restricted Stock Award Agreement – April 14, 2017 Performance-Based Award (“EBITDA”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

Exhibit No.	Description

10.17.8*

Form of Restricted Stock Award Agreement – April 14, 2017 Performance-Based Award (“ROIC”), incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 20, 2017 (File No. 001-07832).

10.17.9*

Form of Restricted Stock Award Agreement – June 29, 2018 Time-Based Award, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 1, 2018 (File No. 001-07832).

10.17.10*

Form of Restricted Stock Award Agreement – June 29, 2018 Performance-Based Award (“EPS as adjusted”), incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 1, 2018 (File No. 001-07832).

10.18*	Form of Retention Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 28, 2016 (File No. 001-07832).

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

10.19.8*

Cash-Based Long-Term Incentive Award Agreement (“EPS as adjusted”) dated July 9, 2018 between Alasdair B. James and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 1, 2018 (File No. 001-07832)

10.20*

Restricted Stock Award Agreement – May 1, 2017 Time-Based Award, between Terry E. London and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 27, 2017 (File No. 001-07832).

10.21*

Letter regarding employment dated December 29, 2017 between Nancy A. Walsh and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2018 (File No. 001-07832).

10.21.1*

Restricted Stock Award Agreement dated January 25, 2018, between Nancy A. Walsh and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 31, 2018 (File No. 001-07832).

10.21.2*

Executive Severance Agreement dated January 25, 2018, between Nancy A. Walsh and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 31, 2018 (File No. 001-07832).

Exhibit No.	Description

10.21.3*

Form of Retention Award Agreement between Pier 1 Imports, Inc. and Nancy A. Walsh, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 5, 2018 (File No. 001-07832).

10.21.4*

First Amended and Restated Retention Award Agreement between Pier 1 Imports, Inc. and Nancy A. Walsh dated January 8, 2019, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended December 1, 2018 (File No. 001-07832).

10.22*

Employment Letter dated November 2, 2018 between Pier 1 Services Company and Donna Noce Colaco, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2018 (File No. 001-07832).

10.22.1*

Form of Executive Agreement between Pier 1 Imports, Inc. and Donna Noce Colaco, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2018 (File No. 001-07832).

10.22.2*

Restricted Stock Award Agreement between Pier 1 Imports, Inc. and Donna Noce Colaco, dated December 3, 2018, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 1, 2018 (File No. 001-07832).

10.23

Restricted Stock Award Agreement between Pier 1 Imports, Inc. and Cheryl A. Bachelder dated December 28, 2018, incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended December 1, 2018 (File No. 001-07832).

10.24

Form of Retention Bonus Repayment Agreement between Pier 1 Services Company and Darla D. Ramirez, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2019 (File No. 001-07832).

10.25*+	Letter regarding employment dated November 27, 2017 between William H. Savage and Pier 1 Services Company.

10.25.1*+	Executive Agreement dated December 7, 2017 between William H. Savage and Pier 1 Imports, Inc.

10.25.2*+	Restricted Stock Award Agreement, Performance-Based Award (“Sourcing Expense Savings”), dated June 29, 2018 between William H. Savage and Pier 1 Imports, Inc.

10.25.3*+	Retention Award Agreement dated January 10, 2019, between Pier 1 Imports, Inc. and William H. Savage.

10.26*+	Retention Award Repayment Agreement dated May 7, 2018, between Mark R. Haley and Pier 1 Imports Inc.

10.26.1*+	First Amended and Restated Retention Award Agreement between Mark R. Haley and Pier 1 Imports, Inc. dated January 9, 2019.

10.27*+	Letter regarding employment dated March 8, 2018 between and Kelly N. Cook and Pier 1 Services Company.

10.27.1*+	Executive Agreement dated March 19, 2018 between Kelly N. Cook and Pier 1 Imports, Inc.

10.27.2*+	Retention Award Agreement dated December 3, 2018 between Kelly N. Cook and Pier 1 Imports, Inc.

10.28*+	Letter regarding employment dated January 15, 2019 between Robert E. Bostrom and Pier 1 Services Company.

10.28.1*+	Executive Agreement dated January 23, 2019 between Robert E. Bostrom and Pier 1 Imports, Inc.

10.28.2*+	Restricted Stock Award Agreement between Pier 1 Imports, Inc. and Robert E. Bostrom dated January 23, 2019, filed herewith.

10.28.3*+	Sign-on Bonus Repayment Agreement dated January 23, 2019 between Robert E. Bostrom and Pier 1 Services Company.

10.28.4*+	Executive Relocation Repayment Agreement dated January 23, 2019 between Robert E. Bostrom and Pier 1 Services Company.

21+	Subsidiaries of the Company.

Exhibit No.	Description

23+	Consent of Ernst & Young LLP.

31.1+	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2+	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Pier 1 Imports, Inc. Stock Purchase Plan Audit Report.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contracts and Compensatory Plans
+	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIER 1 IMPORTS, INC.

Date: April 29, 2019	By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. London	Director, Chairman of the Board	April 29, 2019
Terry E. London

/s/ Cheryl A. Bachelder	Director and	April 29, 2019
Cheryl A. Bachelder	Interim Chief Executive Officer

/s/ Darla D. Ramirez	Principal Accounting Officer and	April 29, 2019
Darla D. Ramirez	Interim Principal Financial Officer

/s/ Claire H. Babrowski	Director	April 29, 2019
Claire H. Babrowski

/s/ Robert L. Bass	Director	April 29, 2019
Robert L. Bass

/s/ Hamish A. Dodds	Director	April 29, 2019
Hamish A. Dodds

/s/ Brendan L. Hoffman	Director	April 29, 2019
Brendan L. Hoffman

/s/ Katherine M.A. (“Allie”) Kline	Director	April 29, 2019
Katherine M.A. (“Allie”) Kline

/s/ Michael A. Peel	Director	April 29, 2019
Michael A. Peel

/s/ Ann M. Sardini	Director	April 29, 2019
Ann M. Sardini