Form 10-Q
period 2019-06-01
PIER 1 IMPORTS INC/DE
filed 2019-07-10
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-07832

PIER 1 IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1729843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Pier 1 Place Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 252-8000

Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PIR	New York Stock Exchange

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

As of July 5, 2019, the registrant had 4,257,773 shares of common stock, $0.001 par value per share, outstanding.

PIER 1 IMPORTS, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Items 1, 2 and 3 of Part I and elsewhere in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Pier 1 Imports, Inc. and its consolidated subsidiaries (the “Company”) may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in press releases, in presentations and in material delivered to the Company’s shareholders. Forward-looking statements provide current expectations of future events based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments, and other relevant factors. These statements encompass information that does not directly relate to any historical or current fact and often may be identified with words such as “believe,” “expect,” “estimate,” “anticipate,” “plan,” “may,” “will,” “intend” and other similar expressions.

Management’s expectations and assumptions regarding: actions intended to return the Company to profitable growth; fiscal 2020 action plans and expense reduction initiatives intended to reset the Company’s gross margin and cost structure; the Company’s ability to increase cash flows to support its operating activities; the results of the evaluation of strategic alternatives and the terms, value and timing of any transaction resulting from that process, or the failure of any such transaction to occur; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the effectiveness of the Company’s relationships with, and operations of, its key suppliers; risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; changes in foreign currency values relative to the U.S. dollar; the Company’s ability to identify a successor chief executive officer and chief financial officer and retain its senior management team; potential volatility in the price of the Company’s common stock following the reverse stock split; the Company’s ability to comply with the continued listing criteria of the New York Stock Exchange (“NYSE”), including listing criteria based upon the Company’s market capitalization, and risks arising from the potential suspension of trading of the Company’s common stock on that exchange; and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Additional risks and uncertainties that may affect Company operations and performance include, among others: the failure by the Company to identify, develop and successfully implement immediate action plans and longer-term strategic initiatives; the inability of the Company to anticipate, identify and respond to changing customer trends and preferences for home décor and furniture and to identify, source, ship and deliver items of acceptable quality to its U.S. distribution and fulfillment centers, stores and customers at reasonable prices and rates in a timely fashion; risks related to outsourcing certain business processes to third-party vendors, including disruptions in business, cyber security threats and increased costs; an overall decline in the health of the U.S. economy and its impact on consumer confidence and spending; disruptions in the Company’s domestic supply chain or e‑Commerce website; failure to successfully manage and execute the Company’s marketing initiatives; negative impacts from a failure to control merchandise returns and recalls; potential impairment charges on certain long-lived assets; the risk that insufficient cash flows from operations could result in the substantial utilization of the Company’s secured revolving credit facility or similar financing which, in turn, may limit the Company’s ability to conduct certain activities; the Company’s access to adequate operating cash flow, trade credit, borrowed funds and capital to fund its operations and pay its obligations as they become due, including the impact of continued deterioration of the Company’s financial performance or adverse trends or disruption in the global credit and equity markets; the highly competitive retail environment with companies offering similar specialty home merchandise; factors affecting consumer spending, including employment levels and disposable income, interest rates, consumer debt levels, fuel and transportation costs and other factors; an inability to operate in desirable locations at reasonable rental rates and to close underperforming stores at or before the completion of their lease terms; failure to attract, motivate and retain an effective management team or changes in the cost or availability of a suitable workforce; failure to successfully manage omni-channel operations; seasonal variations; increases in costs that are outside the Company’s control; adverse weather conditions and natural disasters; risks related to the Company’s dependence on technology in the operation of its business; failure to protect consumer data; failure to successfully implement new information technology systems and enhance existing systems; risks related to cybersecurity and e-Commerce related fraud; failure to maintain positive brand perception and recognition; risks related to imported merchandise including the health of global, national, regional, and local economies and their impact on vendors, manufacturers and merchandise; factors beyond the Company’s control, including general economic and market conditions, fluctuations in the Company’s financial condition or other factors that could affect the common stock price; risks related to actions by activist shareholders; regulatory and legal risks; and litigation risks.

The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2019, as filed with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	13 Weeks Ended
	June 1,	June 2,
	2019	2018
Net sales	$314,324	$371,864
Cost of sales	235,504	251,725
Gross profit	78,820	120,139
Selling, general and administrative expenses	142,982	138,580
Depreciation	12,403	12,900
Operating loss	(76,565)	(31,341)
Nonoperating (income) and expenses:
Interest, investment income and other	(131)	(317)
Interest expense	5,147	3,550
	5,016	3,233
Loss before income taxes	(81,581)	(34,574)
Income tax provision (benefit)	132	(6,071)
Net loss	$(81,713)	$(28,503)
Loss per share:
Basic	$(19.97)	$(7.11)
Diluted	$(19.97)	$(7.11)
Average shares outstanding during period:
Basic	4,092	4,009
Diluted	4,092	4,009

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	13 Weeks Ended
	June 1,	June 2,
	2019	2018
Net loss	$(81,713)	$(28,503)
Other comprehensive income (loss)
Foreign currency translation adjustments	(551)	(229)
Pension adjustments	1	332
Other comprehensive income (loss)	(550)	103
Comprehensive loss, net of tax	$(82,263)	$(28,400)

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	June 1,	March 2,	June 2,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $23,323, $49,532 and $121,392, respectively	$30,496	$54,878	$156,757
Accounts receivable, net	18,516	21,189	23,513
Inventories	327,165	347,584	329,747
Prepaid expenses and other current assets	48,535	49,876	48,136
Total current assets	424,712	473,527	558,153
Properties and equipment, net of accumulated depreciation of $569,015, $556,426 and $567,522, respectively	136,569	149,356	170,662
Operating lease right-of-use assets	646,127	—	—
Other noncurrent assets	31,531	33,407	44,350
	$1,238,939	$656,290	$773,165
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120,525	$121,969	$86,531
Gift cards and other deferred revenue	39,168	37,655	48,247
Borrowings under revolving line of credit	20,000	—	—
Accrued income taxes payable	674	302	3,048
Current portion of long-term debt	2,000	2,000	2,000
Current portion of operating lease liabilities	157,728	—	—
Other accrued liabilities	98,262	107,539	124,523
Total current liabilities	438,357	269,465	264,349
Long-term debt	245,304	245,624	197,608
Long-term operating lease liabilities	527,598	—	—
Other noncurrent liabilities	18,457	51,672	54,420
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par, 25,000,000 shares authorized, 6,262,000 issued	6	6	6
Paid-in capital	151,692	138,469	180,644
Retained earnings	454,249	534,419	704,749
Cumulative other comprehensive loss	(8,411)	(7,861)	(7,374)
Less -- 2,025,000, 1,981,000 and 2,138,000 common shares in treasury, at cost, respectively	(588,313)	(575,504)	(621,237)
Total shareholders' equity	9,223	89,529	256,788
	$1,238,939	$656,290	$773,165

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	13 Weeks Ended
	June 1,	June 2,
	2019	2018
Cash flows from operating activities:
Net loss	$(81,713)	$(28,503)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	14,315	14,897
Stock-based compensation expense	128	310
Deferred compensation, net	689	751
Deferred income taxes	—	(7,705)
Other	(275)	(64)
Changes in cash from:
Inventories	20,223	17,625
Prepaid expenses and other assets	4,472	1,064
Accounts payable and other liabilities	(944)	34,196
Accrued income taxes payable, net of payments	368	667
Net cash provided by (used in) operating activities	(42,737)	33,238
Cash flows from investing activities:
Capital expenditures	(2,806)	(12,159)
Proceeds from disposition of properties	98	36
Proceeds from sale of restricted investments	2,202	1,279
Purchase of restricted investments	(703)	(636)
Net cash used in investing activities	(1,209)	(11,480)
Cash flows from financing activities:
Stock purchase plan and other, net	286	288
Repayments of long-term debt	(500)	(500)
Borrowings under revolving line of credit	22,000	—
Repayments of borrowings under revolving line of credit	(2,000)	—
Net cash provided by (used in) financing activities	19,786	(212)
Effect of exchange rate changes on cash	(222)	(168)
Change in cash and cash equivalents	(24,382)	21,378
Cash and cash equivalents at beginning of period	54,878	135,379
Cash and cash equivalents at end of period	$30,496	$156,757

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

For the 13 Weeks Ended June 1, 2019
					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance March 2, 2019	4,281	$6	$138,469	$534,419	$(7,861)	$(575,504)	$89,529
Net loss	—	—	—	(81,713)	—	—	(81,713)
Cumulative effect of accounting change	—	—	—	1,543	—	—	1,543
Other comprehensive loss	—	—	—	—	(550)	—	(550)
Stock-based compensation expense	(58)	—	17,535	—	—	(17,407)	128
Stock purchase plan and other	14	—	(4,312)	—	—	4,598	286
Balance June 1, 2019	4,237	$6	$151,692	$454,249	$(8,411)	$(588,313)	$9,223

For the 13 Weeks Ended June 2, 2018
					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance March 3, 2018	4,163	$6	$168,543	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(28,503)	—	—	(28,503)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive income	—	—	—	—	103	—	103
Stock-based compensation expense	(44)	—	14,285	—	—	(13,975)	310
Stock purchase plan and other	5	—	(2,184)	—	—	2,472	288
Balance June 2, 2018	4,124	$6	$180,644	$704,749	$(7,374)	$(621,237)	$256,788

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended March 2, 2019. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. Fiscal 2020 consists of a 52‑week year ending on February 29, 2020. Fiscal 2019 consisted of a 52‑week year which ended on March 2, 2019. The results of operations for the 13 weeks ended June 1, 2019 and June 2, 2018, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of June 1, 2019, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Stock-based awards totaling 148,930 and 63,912 were excluded from the computation for the 13 weeks ended June 1, 2019 and June 2, 2018, respectively, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	13 Weeks Ended
	June 1,	June 2,
	2019	2018
Net loss	$(81,713)	$(28,503)
Weighted average shares outstanding:
Basic	4,092	4,009
Effect of dilutive stock options	—	—
Effect of dilutive restricted stock	—	—
Diluted	4,092	4,009
Loss per share:
Basic	$(19.97)	$(7.11)
Diluted	$(19.97)	$(7.11)

Per share figures for the first quarters of fiscal 2020 and fiscal 2019 have been adjusted to reflect the Company’s 1‑for‑20 reverse stock split effected on June 20, 2019. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

NOTE 2 – LEASES

In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and related amendments. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

The Company leases certain property consisting principally of its corporate headquarters, its retail stores, the majority of its distribution and fulfillment centers, and certain equipment under operating leases. Many of the Company’s leases include options to renew at the Company’s discretion. The renewal options are not included in the measurement of right-of-use (“ROU”) assets and lease liabilities as the Company is not reasonably certain to exercise available options. Rent escalations occurring during the term of the leases are included in the calculation of the future minimum lease payments and the rent expense related to these leases is recognized on a straight-line basis over the lease term.

The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the ROU assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease-related expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate to calculate the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate that would be required to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of June 1, 2019, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows (in thousands):

13 Weeks Ended
June 1,
2019
Operating lease cost	$55,910
Short-term lease cost	802
Variable lease cost	14,606
Less: Sublease cost	433
Total lease cost	$70,885

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company’s leases as of June 1, 2019:

Weighted-average remaining lease term - operating leases (years)	4.97
Weighted-average discount rate - operating leases	9.99%

At June 1, 2019, the Company had the following future minimum operating lease payments (in thousands):

Fiscal Year
2020 (remaining)	$166,832
2021	194,351
2022	162,523
2023	125,160
2024	87,337
Thereafter	140,804
Total lease payments	877,007
Less: Interest	191,681
Total lease obligations	$685,326

The following table discloses supplemental cash flow information related to the Company’s leases (in thousands):

13 Weeks Ended
June 1,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,495

NOTE 3 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility, with a $150,000,000 accordion feature (subject to the terms and conditions set forth therein), that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $288,415,000 as of June 1, 2019. The Company had $20,000,000 in cash borrowings and $44,181,000 in letters of credit outstanding under the Revolving Credit Facility, with $224,234,000 remaining available for cash borrowings, all as of June 1, 2019. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either the adjusted LIBOR rate as defined in the Revolving Credit Facility plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility, or the prime rate as defined in the Revolving Credit Facility plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility.

The Revolving Credit Facility includes a $50,000,000 first-in, last-out tranche (“FILO Tranche”). The FILO Tranche expands the Revolving Credit Facility to $400,000,000 and modifies the borrowing base. The FILO Tranche includes a $15,000,000 first-in, last-out loan (“FILO Loan”), subject to a borrowing base, which bears interest at either the adjusted LIBOR rate plus 300 basis points per annum or the prime rate plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The FILO Tranche also includes a $35,000,000 term loan (“ABL Term Loan”), subject to a borrowing base, which bears interest at the adjusted LIBOR rate plus 800 basis points per annum, and which will amortize in equal quarterly installments of 1.25% of the original principal amount thereof commencing on June 30, 2020. The FILO Tranche is a term loan and does not revolve. The maturity date of each of the FILO Loan and the ABL Term Loan is June 2, 2022. As of June 1, 2019, the Company had $50,000,000 in cash borrowings under the FILO Loan and ABL Term Loan with a carrying value of $48,893,000, net of debt issuance costs.

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of June 1, 2019, March 2, 2019 and June 2, 2018, the Company had $190,500,000, $191,000,000 and $192,500,000, respectively, outstanding under the Term Loan Facility with carrying values of $188,988,000, $189,290,000 and $190,195,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $110,130,000 as of June 1, 2019, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

NOTE 4 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY

On June 19, 2019, the Company’s Board of Directors authorized a 1-for-20 reverse stock split of the Company’s common stock (“Reverse Stock Split”) and the Company filed a Certificate of Amendment (“Amendment”) to its Restated Articles of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split with respect to the Company’s issued and outstanding shares of common stock, as well as its shares held in treasury. Pursuant to the Amendment, effective as of 12:01 a.m., Eastern Time, on June 20, 2019, each twenty shares of common stock issued and outstanding or held in treasury were, automatically and without any action on the part of the respective holders thereof, combined and converted into one validly issued, fully paid and non-assessable share of common stock. In connection with the Reverse Stock Split, the number of authorized shares of common stock were reduced proportionately from 500,000,000 to 25,000,000 shares. No fractional shares were issued as a result of the Reverse Stock Split. In lieu thereof, shareholders who would have been entitled to a fractional share as a result of the Reverse Stock Split were entitled to receive a cash payment from the Company’s transfer agent in an amount equal to their respective pro rata share of the proceeds of the transfer agent’s aggregate sale of all fractional shares at the then-prevailing prices on the open market, net of any brokerage costs incurred by the transfer agent to sell such fractional shares. Proportionate adjustments were made to the Pier 1 Imports, Inc. 2006 Stock Incentive Plan, the Pier 1 Imports, Inc. 2015 Stock Incentive Plan and all outstanding awards thereunder. The Company's common stock began trading on a split-adjusted basis on the NYSE at the market open on June 20, 2019. Accordingly, all share and per‑share amounts for the current period and prior periods have been recast to reflect the Reverse Stock Split. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

NOTE 5 – REVENUE RECOGNITION

Revenue is recognized upon customer receipt or delivery for retail sales. The Company’s revenues are reported net of discounts, returns and sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The gross reserve for estimated merchandise returns at June 1, 2019 and June 2, 2018, was $4,737,000 and $5,457,000, respectively. For the 13 weeks ended June 1, 2019 and June 2, 2018, the Company recognized revenue of $4,506,000 and $5,334,000, respectively, for gift card redemptions. Prior to recognition as revenue, these amounts were previously included in gift cards and other deferred revenue on the Company’s consolidated balance sheets as of March 2, 2019 and March 3, 2018, respectively.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts, returns and sales tax, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales were as follows (in thousands):

	13 Weeks Ended
	June 1,	June 2,
	2019	2018
Retail sales	$311,924	$368,993
Other (1)	2,400	2,871
Net sales	$314,324	$371,864

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a "store within a store" format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns, as well as gift card breakage.

NOTE 6 – INCOME TAX

The income tax provision for the first quarter of fiscal 2020 was $132,000, compared to an income tax benefit of $6,071,000 during the same period in the prior fiscal year. The effective tax rate for the first quarter of fiscal 2020 was (0.2%), compared to 17.6% in the same period during fiscal 2019. The Company did not recognize an income tax benefit in the first quarter of fiscal 2020 attributable to its operating losses as a result of management’s determination that it was not more likely than not that certain of its deferred tax assets would be realized.

As of June 1, 2019, the Company had total unrecognized tax benefits of $4,000,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which have been consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs seek to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys' fees. On August 10, 2017, the court granted the Company’s motion to dismiss the complaint, while providing the plaintiffs an opportunity to replead their complaint. An amended complaint was filed with the court on September 25, 2017. On June 25, 2018, the court granted the Company’s motion to dismiss the amended complaint, with prejudice. The plaintiffs subsequently filed a notice of appeal and a related appellate brief and the Company filed its reply brief in January 2019. On June 12, 2019, the court heard oral arguments on plaintiff’s appeal. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company announced in January 2016 a voluntary recall of its Swingasan Chair and Stand in cooperation with the Consumer Product Safety Commission (“CPSC”). In September 2016, the Company received a staff investigatory letter from the CPSC indicating that the CPSC would investigate whether the Company complied with certain reporting requirements of the Consumer Product Safety Act with respect to the recall. The Company responded to the inquiry and cooperated with the CPSC. On September 20, 2017, the Company received a letter from the CPSC proposing to resolve certain alleged violations of the Consumer Product Safety Act relating to the Swingasan recall on terms which would require, among other things, the payment of a civil money penalty. On October 27, 2017, the Company submitted its response to the CPSC letter. The Company disagrees with a number of the allegations and legal conclusions asserted by the CPSC and believes the requested civil money penalty is excessive in view of the circumstances. The CPSC has responded to the Company’s letter and generally declined to accept the Company’s position. The Company entered into settlement discussions with the CPSC during the third quarter of fiscal 2019, that are ongoing. Given the nature of this matter and the uncertainty as to how and when it will be resolved, the Company believes that a reasonable estimate of the potential range of loss in connection with this matter is $2,000,000 to $6,200,000. While the Company anticipates that the final settlement will fall within the estimated range of outcomes, the final terms of the resolution of this matter cannot be predicted with certainty and no assurances can be given as to the specific amount that the Company may be required to pay.

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

NOTE 8 – NEW ACCOUNTING STANDARDS

Accounting Standards — Recently Adopted:

ASU 2016-02 — Leases (Topic 842)

The Company adopted ASU 2016-02, “Leases (Topic 842),” and related amendments in the first quarter of fiscal 2020 on a modified retrospective basis. The new standard required lessees to recognize a ROU asset and lease liability for most leases on the balance sheet. The Company elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allows the Company to not reassess whether existing contracts contain leases, the lease classification of existing leases, or initial direct costs for existing leases. The Company also elected the transition option that allows entities to only apply the ASU at the adoption date and not apply the provisions to comparative periods; therefore, comparative financial information has not been restated. This transition option allows the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The Company elected not to separate lease and non-lease components and not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less. The Company did not elect the hindsight practical expedient.

The Company recognized a cumulative-effect adjustment to increase the opening balance of retained earnings by $1,543,000 as of March 3, 2019, as a result of previous sale leaseback transactions and previous store impairments. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows for the 13 weeks ended June 1, 2019. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

ASU 2018-02 — Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018‑02 gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the remeasurement of deferred taxes to reflect the lower federal income tax rate enacted as part of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). ASU 2018-02 requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. The Company adopted the provisions of this guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements. An election was made not to reclassify the tax effects of the Tax Act related to items in accumulated OCI. The Company’s policy is to release tax effects related to items in accumulated OCI when an entire portfolio of the type of item is liquidated, sold, or extinguished.

Accounting Standards — Pending Adoption:

ASU 2016-13 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and related amendments change how entities account for and measure credit losses for most financial assets and certain other instruments. ASU 2016-13 is effective for the Company beginning in fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements, but does not expect such adoption to have a material impact.

ASU 2018-15 — Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” requiring a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for the Company beginning in fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2018-15 on its financial statements, but does not expect such adoption to have a material impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the 13 weeks ended June 1, 2019, as compared to the 13 weeks ended June 2, 2018, should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included in this Quarterly Form 10-Q in Item 1 Financial Statements. In addition, the following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of March 2, 2019, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Annual Report on Form 10-K of Pier 1 Imports, Inc. for the fiscal year ended March 2, 2019.

MANAGEMENT OVERVIEW

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. The Company conducts business as one operating segment. As of June 1, 2019, the Company operated 967 stores in the U.S. and Canada. The results of operations for the 13 weeks ended June 1, 2019 and June 2, 2018, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.

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

During the first quarter of fiscal 2020, net sales decreased 15.5% from the prior year first quarter and company comparable sales decreased 13.5%. The decline in company comparable sales was a result of lower average customer spend primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. Gross profit for the first quarter of fiscal 2020 was $78.8 million, or 25.1% of sales, compared to $120.1 million, or 32.3% of sales, in the same period last year, a decrease of 720 basis points. The decrease in gross profit reflected lower merchandise margin, as well as 270 basis points of deleverage in store occupancy due to lower sales. The decline in merchandise margin rate was primarily attributable to increased promotional and clearance activity to drive traffic and conversion. The Company expects company comparable sales and gross profit trends to remain soft in the second quarter of fiscal 2020 as a result of the continued level of clearance activity of lower priced, lower margin goods, and anticipates a gradual improvement during the second half of the year with the introduction of new merchandising and marketing initiatives for fall. The Company has identified approximately $90 million of cost cutting initiatives for fiscal 2020, the majority of which is expected to be realized in the second half of the year.

Operating loss for the first quarter of fiscal 2020 was $76.6 million, or (24.4%) of sales, compared to $31.3 million, or (8.4%) of sales, in the same period last year. For the first quarter of fiscal 2020, the Company reported a net loss of $81.7 million, or $(19.97) per share, which includes transformation costs of approximately $19 million primarily related to professional fees, compared to a net loss of $28.5 million, or $(7.11) per share, for the first quarter of fiscal 2019. Per share figures for the first quarters of fiscal 2020 and fiscal 2019 have been adjusted to reflect the Company’s 1-for-20 reverse stock split effected on June 20, 2019. EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of fiscal 2020 was $(64.2) million and includes the transformation costs referred to above. This compares to EBITDA of $(18.7) million in the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

On December 19, 2018, the Company announced that the Board of Directors initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value and retained Credit Suisse to assist in that effort. That work is ongoing, with no formal conclusion at this time.

As of June 1, 2019, the Company had $30.5 million of cash and cash equivalents, $190.5 million outstanding under its senior secured term loan facility, $50.0 million of borrowings under its first-in, last-out tranche (“FILO tranche”) and $20.0 million of cash borrowings under its $350 million secured revolving credit facility.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	13 Weeks Ended
	June 1,	June 2,
Key Performance Indicators	2019	2018
Total sales decline	(15.5%)	(9.2%)
Company comparable sales decline	(13.5%)	(8.2%)
Gross profit as a % of sales	25.1%	32.3%
SG&A expenses as a % of sales	45.5%	37.3%
Operating loss as a % of sales	(24.4%)	(8.4%)
Net loss (in millions)	$(81.7)	$(28.5)
Net loss as a % of sales	(26.0%)	(7.7%)
EBITDA (in millions) (1)	$(64.2)	$(18.7)
EBITDA as a % of sales (1)	(20.4%)	(5.0%)
Total retail square footage (in thousands)	7,646	7,887

(1)	See "Reconciliation of Non-GAAP Financial Measures."

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

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts, returns and sales tax, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales for the first quarter of fiscal 2020 were $314.3 million, a decrease of 15.5%, compared to $371.9 million for the first quarter of fiscal 2019. At the end of the first quarter of fiscal 2020, the Company operated 30 fewer stores than at the end of the first quarter of fiscal 2019. Company comparable sales for the first quarter of fiscal 2020 decreased 13.5%, compared to the same period last year. The decline in company comparable sales was a result of lower average customer spend primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. The Company expects company comparable sales trends to remain soft in the second quarter of fiscal 2020 as a result of the continued level of clearance activity of lower priced, lower margin goods and anticipates a gradual improvement during the second half of the year with the introduction of new merchandising and marketing initiatives for fall.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the first quarter of fiscal 2020, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 20 basis points. Sales on the Pier 1 credit card comprised 30.9% of U.S. sales for the trailing twelve months ended June 1, 2019, compared to 35.9% for the comparable period in fiscal 2019. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company. See Note 5 of the Notes to Consolidated Financial Statements for more information.

The decrease in net sales for the period was comprised of the following components (in thousands):

Net Sales
Net sales for the 13 weeks ended June 2, 2018	$371,864
Incremental sales growth (decline) from:
Company comparable sales	(49,280)
New stores opened during fiscal 2020	—
Stores opened during fiscal 2019	38
Closed stores and other	(8,298)
Net sales for the 13 weeks ended June 1, 2019	$314,324

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2020 to the number open at the end of the first quarter of fiscal 2020 is as follows:

	United States	Canada	Total
Open at March 2, 2019	906	67	973
Openings	—	—	—
Closings	(6)	—	(6)
Open at June 1, 2019	900	67	967

Gross Profit — For the first quarter of fiscal 2020, gross profit was $78.8 million, or 25.1% of sales, compared to $120.1 million, or 32.3% of sales, for the same period last year, a decrease of 720 basis points. The decrease in gross profit reflected lower merchandise margin, as well as 270 basis points of deleverage in store occupancy due to lower sales. The decline in merchandise margin rate was primarily attributable to increased promotional and clearance activity to drive traffic and conversion. The Company expects gross profit trends to remain soft in the second quarter due to the continued level of clearance activity and anticipates a gradual improvement during the second half of the year as discussed above.

SG&A Expenses, Depreciation and Operating Loss — For the first quarter of fiscal 2020, selling, general and administrative (“SG&A”) expenses were $143.0 million, or 45.5% of sales, compared to $138.6 million, or 37.3% of sales, for the same period in fiscal 2019. For the first quarter of fiscal 2020, increases in other SG&A were partially offset by reductions in marketing and operational expenses. SG&A expenses for the first quarter of fiscal 2020 include transformation costs of approximately $19 million primarily related to professional fees. SG&A expenses are summarized in the table below (in millions):

	13 Weeks Ended
	June 1, 2019		June 2, 2018
	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$56.2	17.9%	$56.6	15.2%
Operational expenses	17.3	5.5%	20.6	5.5%
Marketing	21.0	6.7%	26.5	7.1%
Other selling, general and administrative	48.5	15.4%	34.9	9.4%
Total selling, general and administrative	$143.0	45.5%	$138.6	37.3%

The Company has identified approximately $90 million of cost cutting initiatives for fiscal 2020, the majority of which is expected to be realized in the second half of the year.

Depreciation expense for the first quarter of fiscal 2020 was $12.4 million, compared to $12.9 million for the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and asset retirements, partially offset by additions.

Operating loss for the first quarter of fiscal 2020 was $76.6 million, or (24.4%) of sales, compared to $31.3 million, or (8.4%) of sales, for the same period last year.

Income Taxes — The income tax provision for the first quarter of fiscal 2020 was $0.1 million, compared to the income tax benefit of $6.1 million during the same period in the prior fiscal year. The effective tax rate for the first quarter of fiscal 2020 was (0.2%), compared to 17.6% in the same period during fiscal 2019. The Company did not recognize an income tax benefit in the first quarter of fiscal 2020 attributable to its operating losses as a result of management’s determination that it was not more likely than not that certain of its deferred tax assets would be realized. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Net Loss and EBITDA — For the first quarter of fiscal 2020, the Company reported a net loss of $81.7 million, or $(19.97) per share, which includes transformation costs of approximately $19 million primarily related to professional fees, compared to a net loss of $28.5 million, or $(7.11) per share, for the same period in fiscal 2019. Per share figures for the first quarters of fiscal 2020 and fiscal 2019 have been adjusted to reflect the Company’s 1-for-20 reverse stock split effected on June 20, 2019. EBITDA for the first quarter of fiscal 2020 was $(64.2) million, and includes the transformation costs referred to above, compared to $(18.7) million for the same period in fiscal 2019. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references EBITDA, a non-GAAP financial measure.

The Company believes that EBITDA allows management and investors to understand and compare results in a more consistent manner for the 13-week periods ended June 1, 2019 and June 2, 2018. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	13 Weeks Ended
	June 1, 2019		June 2, 2018
	$ Amount	% of Sales	$ Amount	% of Sales
Net loss (GAAP)	$(81.7)	(26.0%)	$(28.5)	(7.7%)
Add back: Income tax provision (benefit)	0.1	0.0%	(6.1)	(1.6%)
Interest expense, net	5.0	1.6%	2.9	0.8%
Depreciation	12.4	4.0%	12.9	3.4%
EBITDA (non-GAAP)	$(64.2)	(20.4%)	$(18.7)	(5.0%)

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter of fiscal 2020 with $30.5 million in cash and cash equivalents, compared to $54.9 million at the end of fiscal 2019 and $156.8 million at the end of the first quarter of fiscal 2019. The decrease from the end of fiscal 2019 was primarily the result of cash used in operating activities of $42.7 million, partially offset by net borrowings of $20.0 million under the Revolving Credit Facility.

Cash Flows from Operating Activities

During the first quarter of fiscal 2020, operating activities used $42.7 million of cash, primarily as a result of a net loss of $81.7 million, partially offset by a decrease in inventories and adjustments for non-cash items. Inventory levels at the end of the first quarter of fiscal 2020 were $327.2 million, a decrease of $20.4 million, or 5.9%, from the end of fiscal 2019.

Cash Flows from Investing Activities

During the first quarter of fiscal 2020, investing activities used $1.2 million of cash, which were primarily related to capital expenditures of $2.8 million deployed toward technology and infrastructure initiatives and existing stores, partially offset by net restricted investment activity. Capital spend in fiscal 2020 is expected to be approximately $30 million.

Cash Flows from Financing Activities

During the first quarter of fiscal 2020, financing activities provided $19.8 million of cash, primarily resulting from net cash borrowings of $20.0 million under the Revolving Credit Facility.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $288.4 million as of June 1, 2019. The Company had $20.0 million in cash borrowings and $44.2 million in letters of credit outstanding under the Revolving Credit Facility, with $224.2 million remaining available for cash borrowings, all as of June 1, 2019.

The Revolving Credit Facility includes a $50 million FILO Tranche. The FILO tranche expands the Revolving Credit Facility to $400 million and modifies the borrowing base. As of June 1, 2019, the Company had $50.0 million outstanding under the FILO Tranche with a carrying value of $48.9 million, net of debt issuance costs. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of June 1, 2019, the Company had $190.5 million outstanding under the Term Loan Facility with a carrying value of $189.0 million, net of unamortized discounts and debt issuance costs. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Sources of Working Capital

The Company’s sources of working capital include cash from operations, available cash balances and, as needed, borrowings against the Company’s Revolving Credit Facility. The Company’s current plans for fiscal 2020 include a capital expenditure plan lower than fiscal 2019 and planned savings primarily from cost cutting in the second half of the year, offset by investments to reset the assortment strategy, build core competencies and talent, and drive long-term efficiencies. The Company does not presently anticipate any other significant cash outflows in fiscal 2020 other than those discussed herein or those occurring in the normal course of business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended March 2, 2019.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by Pier 1 Imports, Inc. in its reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the management, of Pier 1 Imports, Inc. including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 1, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than new processes and internal controls related to upgrades to its lease administration software to support the adoption of Accounting Standards Update 2016-02, Leases that became effective on March 3, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See the discussion of pending legal proceedings in Note 7 of the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in the Pier 1 Imports, Inc. Annual Report on Form 10-K for the fiscal year ended March 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of Pier 1 Imports, Inc. made during the 13 weeks ended June 1, 2019, by Pier 1 Imports, Inc. or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Mar 3, 2019 through Apr 6, 2019	—	$—	—	$26,610,135
Apr 7, 2019 through May 4, 2019	1,900	—	—	26,610,135
May 5, 2019 through Jun 1, 2019	—	—	—	26,610,135
	1,900	$—	—	$26,610,135

1) During the period, 1,900 shares of Pier 1 Imports, Inc. common stock were withheld from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to shareholder approved plans.

The Company discontinued share repurchases in April 2018. No share repurchases were made during the first quarter of fiscal 2020. As of June 1, 2019, $26.6 million remained available for further share repurchases of common stock under the $200 million board-approved share repurchase program announced on April 10, 2014. There is no expiration date on the current authorization.

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

3.2

Certificate of Amendment to the Company’s Restated Articles of Incorporation filed with the Delaware Secretary of State on June 19, 2019 to be effective June 20, 2019, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2019 (File No. 001-07832).

3.3

Amended and Restated Bylaws of Pier 1 Imports, Inc. (as amended through June 20, 2014), incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2014 (File No. 001-07832).

10.1+

Agreement for Severance Benefits and for Release, Waiver and Nondisclosure effective April 8, 2019, between Michael R. Benkel and Pier 1 Services Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2019 (File No. 001-07832).

10.2+

Letter Agreement regarding Executive Severance Agreement between Pier 1 Services Company and Nancy A. Walsh, executed by Ms. Walsh on May 10, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2019 (File No. 001-07832).

10.3+

Form of Fiscal 2020 Cash-Settled Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2019 (File No. 001-07832).

10.4+

Form of Fiscal 2020 Stock-Settled Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2019 (File No. 001-07832).

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

PIER 1 IMPORTS, INC.

Date:	July 10, 2019	By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder,
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	July 10, 2019	By:	/s/ Deborah Rieger-Paganis
Deborah Rieger-Paganis,
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	July 10, 2019	By:	/s/ Darla D. Ramirez
Darla D. Ramirez, Principal Accounting Officer