Form 10-Q
period 2019-08-31
PIER 1 IMPORTS INC/DE
filed 2019-10-09
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of October 4, 2019, the registrant had 4,276,081 shares of common stock, $0.001 par value per share, outstanding.

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

Management’s expectations and assumptions regarding: actions intended to return the Company to profitable growth; fiscal 2020 action plans and expense reduction initiatives intended to reset the Company’s gross margin and cost structure; the Company’s ability to increase cash flows to support its operating activities; the results of the evaluation of strategic alternatives and the terms, value and timing of any transaction resulting from that process, or the failure of any such transaction to occur; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the effectiveness of the Company’s relationships with, and operations of, its key suppliers; risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; changes in foreign currency values relative to the U.S. dollar; the Company’s ability to identify a successor chief executive officer and retain its senior management team; continued volatility in the price of the Company’s common stock and the Company’s ability to regain compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”) including the NYSE’s acceptance of a business plan that demonstrates compliance with continued listing requirements, the Company’s ability to execute such plan and to continue to comply with applicable listing standards within the available cure period and risks arising from the potential suspension of trading of the Company’s common stock on the NYSE; and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

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

The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10‑K for the fiscal year ended March 2, 2019, as filed with the SEC, and in Item 1A of Part II in this report – “Risk Factors”.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Net sales	$304,590	$355,336	$618,914	$727,200
Cost of sales	253,752	261,830	489,256	513,555
Gross profit	50,838	93,506	129,658	213,645
Selling, general and administrative expenses	131,872	143,149	274,854	281,729
Depreciation	12,021	12,823	24,424	25,723
Operating loss	(93,055)	(62,466)	(169,620)	(93,807)
Nonoperating (income) and expenses:
Interest, investment income and other	(227)	(846)	(358)	(1,163)
Interest expense	5,150	3,594	10,297	7,144
	4,923	2,748	9,939	5,981
Loss before income taxes	(97,978)	(65,214)	(179,559)	(99,788)
Income tax provision (benefit)	2,573	(14,126)	2,705	(20,197)
Net loss	$(100,551)	$(51,088)	$(182,264)	$(79,591)
Loss per share:
Basic	$(24.29)	$(12.68)	$(44.28)	$(19.80)
Diluted	$(24.29)	$(12.68)	$(44.28)	$(19.80)
Average shares outstanding during period:
Basic	4,139	4,028	4,116	4,019
Diluted	4,139	4,028	4,116	4,019

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Net loss	$(100,551)	$(51,088)	$(182,264)	$(79,591)
Other comprehensive income (loss)
Foreign currency translation adjustments	630	(32)	79	(261)
Pension adjustments	2	6	3	338
Other comprehensive income (loss)	632	(26)	82	77
Comprehensive loss, net of tax	$(99,919)	$(51,114)	$(182,182)	$(79,514)

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	August 31,	March 2,	September 1,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $2,956, $49,532 and $89,208, respectively	$10,007	$54,878	$116,769
Accounts receivable, net	25,609	21,189	24,183
Inventories	328,642	347,584	386,691
Prepaid expenses and other current assets	50,499	49,876	51,797
Total current assets	414,757	473,527	579,440
Properties and equipment, net of accumulated depreciation of $580,086, $556,426 and $578,476, respectively	121,129	149,356	168,089
Operating lease right-of-use assets	625,171	—	—
Other noncurrent assets	29,342	33,407	57,460
	$1,190,399	$656,290	$804,989
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$146,442	$121,969	$181,486
Gift cards and other deferred revenue	37,424	37,655	43,388
Borrowings under revolving line of credit	55,000	—	—
Accrued income taxes payable	—	302	—
Current portion of long-term debt	2,438	2,000	2,000
Current portion of operating lease liabilities	150,184	—	—
Other accrued liabilities	98,475	107,539	117,755
Total current liabilities	489,963	269,465	344,629
Long-term debt	258,900	245,624	197,310
Long-term operating lease liabilities	513,641	—	—
Other noncurrent liabilities	17,571	51,672	55,882
Commitments and contingencies
Shareholders' equity (deficit):
Common stock, $0.001 par, 25,000,000 shares authorized, 6,262,000 issued	6	6	6
Paid-in capital	141,943	138,469	137,510
Retained earnings	353,698	534,419	653,661
Cumulative other comprehensive loss	(7,779)	(7,861)	(7,400)
Less -- 1,990,000, 1,981,000 and 1,984,000 common shares in treasury, at cost, respectively	(577,544)	(575,504)	(576,609)
Total shareholders' equity (deficit)	(89,676)	89,529	207,168
	$1,190,399	$656,290	$804,989

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	26 Weeks Ended
	August 31,	September 1,
	2019	2018
Cash flows from operating activities:
Net loss	$(182,264)	$(79,591)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	28,130	29,761
Non-cash lease expense	565	—
Stock-based compensation expense	918	1,380
Deferred compensation, net	280	1,477
Deferred income taxes	2,337	(21,419)
Other	6,969	1,665
Changes in cash from:
Inventories	18,916	(39,343)
Prepaid expenses and other assets	(3,471)	(2,291)
Accounts payable and other liabilities	18,802	115,327
Accrued income taxes payable, net of payments	(422)	(2,461)
Net cash provided by (used in) operating activities	(109,240)	4,505
Cash flows from investing activities:
Capital expenditures	(6,339)	(25,643)
Proceeds from disposition of properties	509	1,678
Proceeds from sale of restricted investments	2,226	2,411
Purchase of restricted investments	(749)	(1,121)
Net cash used in investing activities	(4,353)	(22,675)
Cash flows from financing activities:
Stock purchase plan and other, net	516	712
Repayments of long-term debt	(1,000)	(1,000)
Borrowings under revolving line of credit	118,000	—
Repayments of borrowings under revolving line of credit	(63,000)	—
Borrowings under company owned life insurance	14,244	—
Net cash provided by (used in) financing activities	68,760	(288)
Effect of exchange rate changes on cash	(38)	(152)
Change in cash and cash equivalents	(44,871)	(18,610)
Cash and cash equivalents at beginning of period	54,878	135,379
Cash and cash equivalents at end of period	$10,007	$116,769

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the 26 Weeks Ended August 31, 2019

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity (Deficit)
Balance March 2, 2019	4,281	$6	$138,469	$534,419	$(7,861)	$(575,504)	$89,529
Net loss	—	—	—	(182,264)	—	—	(182,264)
Cumulative effect of accounting change	—	—	—	1,543	—	—	1,543
Other comprehensive income	—	—	—	—	82	—	82
Stock-based compensation expense	(61)	—	19,069	—	—	(18,151)	918
Stock purchase plan and other	52	—	(15,595)	—	—	16,111	516
Balance August 31, 2019	4,272	$6	$141,943	$353,698	$(7,779)	$(577,544)	$(89,676)

For the 26 Weeks Ended September 1, 2018

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance March 3, 2018	4,163	$6	$168,543	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(79,591)	—	—	(79,591)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive income	—	—	—	—	77	—	77
Stock-based compensation expense	98	—	(25,791)	—	—	27,171	1,380
Stock purchase plan and other	17	—	(5,242)	—	—	5,954	712
Balance September 1, 2018	4,278	$6	$137,510	$653,661	$(7,400)	$(576,609)	$207,168

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the 13 Weeks Ended August 31, 2019

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity (Deficit)
Balance June 1, 2019	4,237	$6	$151,692	$454,249	$(8,411)	$(588,313)	$9,223
Net loss	—	—	—	(100,551)	—	—	(100,551)
Other comprehensive income	—	—	—	—	632	—	632
Stock-based compensation expense	(3)	—	1,534	—	—	(744)	790
Stock purchase plan and other	38	—	(11,283)	—	—	11,513	230
Balance August 31, 2019	4,272	$6	$141,943	$353,698	$(7,779)	$(577,544)	$(89,676)

For the 13 Weeks Ended September 1, 2018

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance June 2, 2018	4,124	$6	$180,644	$704,749	$(7,374)	$(621,237)	$256,788
Net loss	—	—	—	(51,088)	—	—	(51,088)
Other comprehensive loss	—	—	—	—	(26)	—	(26)
Stock-based compensation expense	142	—	(40,076)	—	—	41,146	1,070
Stock purchase plan and other	12	—	(3,058)	—	—	3,482	424
Balance September 1, 2018	4,278	$6	$137,510	$653,661	$(7,400)	$(576,609)	$207,168

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10‑K for the fiscal year ended March 2, 2019. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein, if any. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. Fiscal 2020 consists of a 52‑week year ending on February 29, 2020. Fiscal 2019 consisted of a 52‑week year which ended on March 2, 2019. The results of operations for the 13 and 26 weeks ended August 31, 2019 and September 1, 2018, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of August 31, 2019, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

NOTE 1 – LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Stock-based awards totaling 802,600 and 475,800 were excluded from the computation for the 13 and 26 weeks ended August 31, 2019, respectively, as the effect would be antidilutive. Stock-based awards totaling 133,200 and 98,600 were excluded from the computation for the 13 and 26 weeks ended September 1, 2018, respectively, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	13 Weeks Ended		26 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Net loss	$(100,551)	$(51,088)	$(182,264)	$(79,591)
Weighted average shares outstanding:
Basic	4,139	4,028	4,116	4,019
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted stock	—	—	—	—
Diluted	4,139	4,028	4,116	4,019
Loss per share:
Basic	$(24.29)	$(12.68)	$(44.28)	$(19.80)
Diluted	$(24.29)	$(12.68)	$(44.28)	$(19.80)

Per share figures for all periods presented reflect the Company’s 1‑for‑20 reverse stock split effected on June 20, 2019. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

NOTE 2 – LEASES

In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and related amendments. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

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

The Company determines whether an agreement contains a lease at inception based on the Company’s right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the ROU assets represent the Company’s right to use the underlying assets for the respective lease terms. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The ROU asset is further adjusted to account for previously recorded lease-related expenses such as deferred rent and other lease liabilities. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate to calculate the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate that would be required to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of August 31, 2019, the Company did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 31,	August 31,
	2019	2019
Operating lease cost	$53,693	$109,603
Short-term lease cost	1,280	2,082
Variable lease cost	13,771	28,376
Less: Sublease income	424	856
Total lease cost	$68,320	$139,205

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company’s leases as of August 31, 2019:

Weighted-average remaining lease term - operating leases (years)	5.03
Weighted-average discount rate - operating leases	10.04%

At August 31, 2019, the Company had the following future minimum operating lease payments (in thousands):

Fiscal Year
2020 (remaining)	$108,724
2021	195,117
2022	165,957
2023	131,316
2024	94,960
Thereafter	153,191
Total lease payments	849,265
Less: Interest	185,440
Total lease obligations	$663,825

The following table discloses supplemental cash flow information related to the Company’s leases (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 31,	August 31,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,634	$114,129

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment at least quarterly or whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the impairment analysis indicates that the carrying value of the assets exceeds the sum of the expected undiscounted cash flows, the assets may be considered impaired. For store level long-lived assets, expected cash flows are determined based on management’s estimate of future sales, merchandise margin rates and expenses over the remaining expected terms of the leases. Long-lived store assets are valued at fair value using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded impairment charges for the second quarter and first half of fiscal 2020 of $3,026,000 and $3,206,000, respectively, related to fixed assets. The Company also recorded impairment charges for the second quarter and first half of fiscal 2020 of $1,267,000 and $1,439,000, respectively, related to lease ROU assets. Impairment charges were included in selling, general and administrative (“SG&A”) expenses. The Company recorded no impairment charges in the second quarter and first half of fiscal 2019. The projection of future cash flows requires the use of judgment and estimates. If actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

NOTE 4 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility, with a $150,000,000 accordion feature (subject to the terms and conditions set forth therein), that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $251,936,000 as of August 31, 2019. The Company had $55,000,000 in cash borrowings and $46,431,000 in letters of credit outstanding under the Revolving Credit Facility, with $150,505,000 remaining available for cash borrowings, all as of August 31, 2019. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either the adjusted LIBOR rate as defined in the Revolving Credit Facility plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility, or the prime rate as defined in the Revolving Credit Facility plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility.

The Revolving Credit Facility includes a $50,000,000 first-in, last-out tranche (“FILO Tranche”). The FILO Tranche expands the Revolving Credit Facility to $400,000,000 and modifies the borrowing base. The FILO Tranche includes a $15,000,000 first-in, last-out loan (“FILO Loan”), subject to a borrowing base, which bears interest at either the adjusted LIBOR rate plus 300 basis points per annum or the prime rate plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The FILO Tranche also includes a $35,000,000 term loan (“ABL Term Loan”), subject to a borrowing base, which bears interest at the adjusted LIBOR rate plus 800 basis points per annum, and which will amortize in equal quarterly installments of 1.25% of the original principal amount thereof commencing on June 30, 2020. The FILO Tranche is a term loan and does not revolve. The maturity date of each of the FILO Loan and the ABL Term Loan is June 2, 2022. As of August 31, 2019, the Company had $50,000,000 in cash borrowings under the FILO Loan and ABL Term Loan with a carrying value of $48,983,000, net of debt issuance costs.

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 31, 2019, March 2, 2019 and September 1, 2018, the Company had $190,000,000, $191,000,000 and $192,000,000, respectively, outstanding under the Term Loan Facility with carrying values of $188,685,000, $189,290,000 and $189,894,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $51,272,000 as of August 31, 2019, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Company Owned Life Insurance Loans — During the second quarter of fiscal 2020, the Company entered into loans secured by Company owned life insurance (“COLI”) policies on former key executives. As of August 31, 2019, the Company had $14,244,000 in cash borrowings outstanding under the COLI loans. The cash surrender value of the related policies was $14,455,000 and is included in other noncurrent assets. Borrowings bear interest, payable annually, at the higher of the published monthly average as defined in the COLI policies or 5.0%. When a policy becomes payable in accordance with provisions of the policy, the related loan will mature and any outstanding loan amount will be deducted from the proceeds.

NOTE 5 – MATTERS CONCERNING SHAREHOLDERS’ EQUITY (DEFICIT)

On June 19, 2019, the Company’s Board of Directors authorized a 1-for-20 reverse stock split of the Company’s common stock (“Reverse Stock Split”) and the Company filed a Certificate of Amendment (“Amendment”) to its Restated Articles of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split with respect to the Company’s issued and outstanding shares of common stock, as well as its shares held in treasury. Pursuant to the Amendment, effective as of 12:01 a.m., Eastern Time, on June 20, 2019, each twenty shares of common stock issued and outstanding or held in treasury was, automatically and without any action on the part of the respective holders thereof, combined and converted into one validly issued, fully paid and non-assessable share of common stock. In connection with the Reverse Stock Split, the number of authorized shares of common stock was reduced proportionately from 500,000,000 to 25,000,000 shares. No fractional shares were issued as a result of the Reverse Stock Split. In lieu thereof, shareholders who would have been entitled to a fractional share as a result of the Reverse Stock Split received a cash payment from the Company’s transfer agent in an amount equal to their respective pro rata share of the proceeds of the transfer agent’s aggregate sale of all fractional shares at the then-prevailing prices on the open market, net of any brokerage costs incurred by the transfer agent to sell such fractional shares. Proportionate adjustments were made to the Pier 1 Imports, Inc. 2006 Stock Incentive Plan, the Pier 1 Imports, Inc. 2015 Stock Incentive Plan and all outstanding awards thereunder. The Company's common stock began trading on a split-adjusted basis on the NYSE at the market open on June 20, 2019. Accordingly, all share and per‑share figures reflect the Reverse Stock Split. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

NOTE 6 – REVENUE RECOGNITION

Revenue is recognized upon customer receipt or delivery for retail sales. The Company’s revenues are reported net of discounts, returns and sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The gross reserve for estimated merchandise returns at August 31, 2019 and September 1, 2018, was $4,480,000 and $5,773,000, respectively. For the 13 and 26 weeks ended August 31, 2019, the Company recognized revenue of $2,753,000 and $7,259,000, respectively, for gift card redemptions. For the 13 and 26 weeks ended September 1, 2018, the Company recognized revenue of $3,276,000 and $8,610,000, respectively, for gift card redemptions. Prior to recognition as revenue, these amounts were previously included in gift cards and other deferred revenue on the Company’s consolidated balance sheets as of March 2, 2019 and March 3, 2018, respectively.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts, returns and sales tax, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales were as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Retail sales	$302,028	$352,800	$613,952	$721,793
Other (1)	2,562	2,536	4,962	5,407
Net sales	$304,590	$355,336	$618,914	$727,200

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a "store within a store" format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns, as well as gift card breakage.

NOTE 7 – INCOME TAX

The income tax provision for the second quarter of fiscal 2020 was $2,573,000, compared to an income tax benefit of $14,126,000 during the same period in the prior fiscal year. The effective tax rate for the second quarter of fiscal 2020 was (2.6%), compared to 21.7% for the same period during fiscal 2019. The income tax provision for the first half of fiscal 2020 was $2,705,000, compared to an income tax benefit of $20,197,000 during the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2020 was (1.5%), compared to 20.2% in the same period during fiscal 2019. The change in income tax provision (benefit) primarily relates to the timing of the establishment of the Company’s valuation allowance. The Company recognized a federal benefit related to the net loss in the first half of fiscal 2019 prior to the establishment of the valuation allowance in the third quarter of fiscal 2019 against its U.S. federal deferred tax assets and a portion of its state deferred tax assets. During the second quarter of fiscal 2020, the Company recorded an additional valuation allowance of $2,609,000 related to certain state jurisdictions based upon the determination that it was not more likely than not that such assets would be realized.

As of August 31, 2019, the Company had total unrecognized tax benefits of $4,100,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Putative class action complaints were filed in the United States District Court for the Northern District of Texas – Dallas Division against Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner in August and October 2015 alleging violations under the Securities Exchange Act of 1934, as amended. The lawsuits, which were consolidated into a single action captioned Town of Davie Police Pension Plan, Plaintiff, v. Pier 1 Imports, Inc., Alexander W. Smith and Charles H. Turner, Defendants, were filed on behalf of a purported putative class of investors who purchased or otherwise acquired stock of Pier 1 Imports, Inc. between April 10, 2014 and December 17, 2015. The plaintiffs sought to recover damages purportedly caused by the Defendants' alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On June 25, 2018, the District Court granted the Company’s motion to dismiss the complaint, with prejudice. The plaintiffs subsequently appealed and on August 19, 2019 the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s dismissal of the amended complaint.

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

There are various other claims, lawsuits, inquiries, investigations and pending actions against the Company incident to the operation of its business. The Company considers these other matters to be ordinary and routine in nature. The Company maintains insurance against most of these matters. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such matters will not have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition, results of operations or liquidity.

NOTE 9 – NEW ACCOUNTING STANDARDS

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

The Company recognized a cumulative-effect adjustment to increase the opening balance of retained earnings by $1,543,000 as of March 3, 2019, as a result of previous sale leaseback transactions and previous store impairments. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows for the periods ended August 31, 2019. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the 13 and 26 weeks ended August 31, 2019, as compared to the 13 and 26 weeks ended September 1, 2018, should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included in this Quarterly Form 10-Q in Item 1 Financial Statements. In addition, the following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of March 2, 2019, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Annual Report on Form 10‑K of Pier 1 Imports, Inc. for the fiscal year ended March 2, 2019.

MANAGEMENT OVERVIEW

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. The Company conducts business as one operating segment. As of August 31, 2019, the Company operated 951 stores in the U.S. and Canada. The results of operations for the 13 and 26 weeks ended August 31, 2019 and September 1, 2018, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.

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
2) Marketing and Promotional Effectiveness; 3) Sourcing and Supply Chain; 4) Cost Cutting; and 5) Store Optimization.

During the second quarter of fiscal 2020, net sales decreased 14.3% from the prior year second quarter and company comparable sales decreased 12.6%. The decline in company comparable sales was a result of lower average customer spend primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. Gross profit for the second quarter of fiscal 2020 was $50.8 million, or 16.7% of sales, compared to $93.5 million, or 26.3% of sales, in the same period last year, a decrease of 960 basis points. The decrease in gross profit as a percentage of sales primarily reflected increased clearance activity versus a year ago to sell through non-go-forward merchandise, as well as 240 basis points of deleverage in store occupancy costs due to lower sales. The Company expects its new merchandise and marketing initiatives to begin gaining traction during the second half of the fiscal year and position the Company to achieve improved comparable store sales and gross margin rate trends versus a year ago beginning in the fourth quarter of fiscal 2020. Additionally, the Company has identified approximately $90 million of selling, general and administrative (“SG&A”) cost cutting initiatives for fiscal 2020, the majority of which is expected to be realized in the second half of the fiscal year.

Operating loss for the second quarter of fiscal 2020 was $93.1 million, or (30.6%) of sales, compared to $62.5 million, or (17.6%) of sales, for the same period last year. For the second quarter of fiscal 2020, the Company reported a net loss of $100.6 million, or $(24.29) per share, which includes transformation costs of approximately $7 million primarily related to professional fees, and a non-cash charge of $4.3 million related to impairment of long-lived store assets, compared to a net loss of $51.1 million, or $(12.68) per share, for the second quarter of fiscal 2019. Per share figures reflect the Company’s 1-for-20 reverse stock split effected on June 20, 2019. EBITDA (earnings before interest, taxes, depreciation and amortization) for the second quarter of fiscal 2020 was $(80.9) million and includes the transformation costs and impairment charge referred to above. This compares to EBITDA of $(49.3) million in the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

On December 19, 2018, the Company announced that the Board of Directors initiated a process to evaluate a full range of strategic alternatives to enhance shareholder value. That work is ongoing, with no formal conclusion at this time.

As of August 31, 2019, the Company had $10.0 million of cash and cash equivalents, $190.0 million outstanding under its senior secured term loan facility, $55.0 million of cash borrowings under its $350 million secured revolving credit facility (“Revolving Credit Facility”), $50.0 million of borrowings under its first-in, last-out tranche (“FILO Tranche”) and $14.2 million in cash borrowings outstanding under loans secured by Company owned life insurance (“COLI”). See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	13 Weeks Ended		26 Weeks Ended
	August 31,	September 1,	August 31,	September 1,
Key Performance Indicators	2019	2018	2019	2018
Total sales decline	(14.3%)	(12.8%)	(14.9%)	(11.0%)
Company comparable sales decline	(12.6%)	(11.4%)	(13.1%)	(9.8%)
Gross profit as a % of sales	16.7%	26.3%	20.9%	29.4%
SG&A expenses as a % of sales	43.3%	40.3%	44.4%	38.7%
Operating loss as a % of sales	(30.6%)	(17.6%)	(27.4%)	(12.9%)
Net loss (in millions)	$(100.6)	$(51.1)	$(182.3)	$(79.6)
Net loss as a % of sales	(33.0%)	(14.4%)	(29.4%)	(10.9%)
EBITDA (in millions) (1)	$(80.9)	$(49.3)	$(145.1)	$(68.1)
EBITDA as a % of sales (1)	(26.6%)	(13.9%)	(23.4%)	(9.4%)
Total retail square footage (in thousands)	7,519	7,824	7,519	7,824

(1)	See "Reconciliation of Non-GAAP Financial Measures."

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

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts, returns and sales tax, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales for the second quarter of fiscal 2020 were $304.6 million, a decrease of 14.3%, compared to $355.3 million for the second quarter of fiscal 2019. At the end of the second quarter of fiscal 2020, the Company operated 38 fewer stores than at the end of the second quarter of fiscal 2019. Company comparable sales for the second quarter of fiscal 2020 decreased 12.6%, compared to the same period last year. Net sales for the year-to-date period of fiscal 2020 were $618.9 million, a decrease of 14.9%, compared to $727.2 million for the same period in fiscal 2019. Company comparable sales for the year-to-date period of fiscal 2020 decreased 13.1%, compared to the same period last year. The decline in company comparable sales was a result of lower average customer spend primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. The Company expects its new merchandise and marketing initiatives to begin gaining traction during the second half of the year and position the Company to achieve improved comparable store sales versus a year ago beginning in the fourth quarter of fiscal 2020. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the second quarter of fiscal 2020, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 10 basis points. For the year-to-date period of fiscal 2020, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 20 basis points. Sales on the Pier 1 credit card comprised 30.4% of U.S. sales for the trailing twelve months ended August 31, 2019, compared to 34.6% for the comparable period in fiscal 2019. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following components (in thousands):

Net Sales
Net sales for the 26 weeks ended September 1, 2018	$727,200
Incremental sales decline from:
Company comparable sales	(92,901)
New stores opened during fiscal 2020	—
Stores opened during fiscal 2019	(9)
Closed stores and other	(15,376)
Net sales for the 26 weeks ended August 31, 2019	$618,914

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2020 to the number open at the end of the second quarter of fiscal 2020 is as follows:

	United States	Canada	Total
Open at March 2, 2019	906	67	973
Openings	—	—	—
Closings	(21)	(1)	(22)
Open at August 31, 2019	885	66	951

Gross Profit — For the second quarter of fiscal 2020, gross profit was $50.8 million, or 16.7% of sales, compared to $93.5 million, or 26.3% of sales, for the same period last year, a decrease of 960 basis points. For the year-to-date period of fiscal 2020, gross profit was $129.7 million, or 20.9% of sales, compared to $213.6 million, or 29.4% of sales, for the same period last year, a decrease of 850 basis points. The decrease in gross profit as a percentage of sales primarily reflected increased clearance activity versus a year ago to sell through non-go-forward merchandise, as well as 240 and 260 basis points of deleverage in store occupancy cost due to lower sales for the second quarter and first half of fiscal 2020, respectively. The Company expects its new merchandise and marketing initiatives to begin gaining traction during the second half of the year and position the Company to achieve improved gross margin rate trends versus a year ago beginning in the fourth quarter of fiscal 2020.

SG&A Expenses, Depreciation and Operating Loss — For the second quarter of fiscal 2020, SG&A expenses were $131.9 million, or 43.3% of sales, compared to $143.1 million, or 40.3% of sales, for the same period in fiscal 2019. SG&A expenses for the year-to-date period of fiscal 2020 were $274.9 million, or 44.4% of sales, compared to $281.7 million, or 38.7% of sales, for the same period in fiscal 2019. For the second quarter and first half of fiscal 2020, reductions in marketing expenses were partially offset by increases in other SG&A and operational expenses. SG&A expenses for the second quarter and first half of fiscal 2020 include transformation costs of approximately $7 million and $26 million, respectively, primarily related to professional fees, and non-cash charges of $4.3 million and $4.6 million, respectively, related to impairment of long-lived store assets. SG&A expenses are summarized in the table below (in millions):

	13 Weeks Ended				26 Weeks Ended
	August 31, 2019		September 1, 2018		August 31, 2019		September 1, 2018
	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$56.2	18.5%	$59.1	16.6%	$112.4	18.2%	$115.6	15.9%
Operational expenses	24.0	7.9%	19.8	5.6%	41.3	6.7%	40.4	5.6%
Marketing	17.9	5.9%	33.6	9.5%	38.9	6.3%	60.1	8.3%
Other selling, general and administrative	33.8	11.1%	30.7	8.6%	82.3	13.3%	65.6	9.0%
Total selling, general and administrative	$131.9	43.3%	$143.1	40.3%	$274.9	44.4%	$281.7	38.7%

The Company has identified approximately $90 million of SG&A cost cutting initiatives for fiscal 2020, the majority of which is expected to be realized in the second half of the year.

Depreciation expense for the second quarter of fiscal 2020 was $12.0 million, compared to $12.8 million for the same period last year. Depreciation expense for the year-to-date period of fiscal 2020 was $24.4 million, compared to $25.7 million for the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and asset retirements, partially offset by additions.

Operating loss for the second quarter of fiscal 2020 was $93.1 million, or (30.6%) of sales, compared to $62.5 million, or (17.6%) of sales, for the same period last year. Operating loss for the year-to-date period of fiscal 2020 was $169.6 million, or (27.4%) of sales, compared to operating loss of $93.8 million, or (12.9%) of sales, for the same period last year.

Income Taxes — The income tax provision for the second quarter of fiscal 2020 was $2.6 million, compared to the income tax benefit of $14.1 million during the same period in the prior fiscal year. The effective tax rate for the second quarter of fiscal 2020 was (2.6%), compared to 21.7% in the same period during fiscal 2019. The income tax provision for the first half of fiscal 2020 was $2.7 million, compared to an income tax benefit of $20.2 million during the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2020 was (1.5%), compared to 20.2% for the same period during fiscal 2019. The change in income tax provision (benefit) primarily relates to the timing of the establishment of the Company’s valuation allowance. The Company recognized a federal benefit related to the net loss in the first half of fiscal 2019 prior to the establishment of the valuation allowance in the third quarter of fiscal 2019 against its U.S. federal deferred tax assets and a portion of its state deferred tax assets. During the second quarter of fiscal 2020, the Company recorded an additional valuation allowance of $2.6 million related to certain state jurisdictions based upon the determination that it was not more likely than not that such assets would be realized. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Net Loss and EBITDA — For the second quarter of fiscal 2020, the Company reported a net loss of $100.6 million, or $(24.29) per share, which includes transformation costs of approximately $7 million primarily related to professional fees and a non-cash charge of $4.3 million related to impairment of long-lived store assets. This compares to a net loss of $51.1 million, or $(12.68) per share, for the same period in fiscal 2019. For the second half of fiscal 2020, the Company reported a net loss of $182.3 million, or $(44.28) per share, which includes transformation costs of approximately $26 million primarily related to professional fees and a non-cash charge of $4.6 million related to impairment of long-lived store assets. This compares to a net loss of $79.6 million, or $(19.80) per share, for the same period in fiscal 2019. Per share figures reflect the Company’s 1-for-20 reverse stock split effected on June 20, 2019. EBITDA for the second quarter of fiscal 2020 was $(80.9) million, compared to $(49.3) million for the same period in fiscal 2019. For the first half of fiscal 2020, EBITDA was

$(145.1) million, compared to $(68.1) million, for the same period last year. EBITDA for the second quarter and first half of fiscal 2020 includes the transformation costs and impairment charges referred to above. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references EBITDA, a non-GAAP financial measure.

The Company believes that EBITDA allows management and investors to understand and compare results in a more consistent manner for the 13-week and 26-week periods ended August 31, 2019 and September 1, 2018. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	13 Weeks Ended				26 Weeks Ended
	August 31, 2019		September 1, 2018		August 31, 2019		September 1, 2018
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Net loss (GAAP)	$(100.6)	(33.0%)	$(51.1)	(14.4%)	$(182.3)	(29.4%)	$(79.6)	(10.9%)
Add back: Income tax provision (benefit)	2.6	0.8%	(14.1)	(4.0%)	2.7	0.4%	(20.2)	(2.8%)
Interest expense, net	5.1	1.7%	3.1	0.9%	10.1	1.6%	6.0	0.8%
Depreciation	12.0	4.0%	12.8	3.6%	24.4	3.9%	25.7	3.6%
EBITDA (non-GAAP)	$(80.9)	(26.6%)	$(49.3)	(13.9%)	$(145.1)	(23.4%)	$(68.1)	(9.4%)

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter of fiscal 2020 with $10.0 million in cash and cash equivalents, compared to $54.9 million at the end of fiscal 2019 and $116.8 million at the end of the second quarter of fiscal 2019. The decrease from the end of fiscal 2019 was primarily the result of cash used in operating activities of $109.2 million, partially offset by net cash borrowings of $55.0 million under the Revolving Credit Facility and $14.2 million under COLI loans.

Cash Flows from Operating Activities

During the first half of fiscal 2020, operating activities used $109.2 million of cash, primarily as a result of a net loss of $182.3 million, partially offset by a decrease in inventories, an increase in accounts payable and adjustments for non-cash items. Inventory levels at the end of the second quarter of fiscal 2020 were $328.6 million, a decrease of $18.9 million, or 5.4%, from the end of fiscal 2019. The increase in accounts payable from fiscal 2019 year end primarily resulted from timing of merchandise purchases.

Cash Flows from Investing Activities

During the first half of fiscal 2020, investing activities used $4.4 million of cash, which were primarily related to capital expenditures of $6.3 million deployed toward technology and infrastructure initiatives and existing stores, partially offset by net restricted investment activity. Of those capital expenditures, $2.0 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. Capital spend in fiscal 2020 is expected to be approximately $20 million.

Cash Flows from Financing Activities

During the first half of fiscal 2020, financing activities provided $68.8 million of cash, primarily resulting from net cash borrowings of $55.0 million under the Revolving Credit Facility and $14.2 million under COLI loans.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility that matures on June 2, 2022. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $251.9 million as of August 31, 2019. The Company had $55.0 million in cash borrowings and $46.4 million in letters of credit outstanding under the Revolving Credit Facility, with $150.5 million remaining available for cash borrowings, all as of August 31, 2019.

The Revolving Credit Facility includes a $50 million FILO Tranche. The FILO Tranche expands the Revolving Credit Facility to $400 million and modifies the borrowing base. As of August 31, 2019, the Company had $50.0 million outstanding under the FILO Tranche with a carrying value of $49.0 million, net of debt issuance costs. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of August 31, 2019, the Company had $190.0 million outstanding under the Term Loan Facility with a carrying value of $188.7 million, net of unamortized discounts and debt issuance costs. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Company Owned Life Insurance Loans

During the second quarter of fiscal 2020, the Company entered into loans secured by COLI policies on former key executives. As of August 31, 2019, the Company had $14.2 million in cash borrowings outstanding under the COLI loans. The loans will mature when the related policies become payable in accordance with the provisions of the policy. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Sources of Working Capital

The Company’s sources of working capital include cash from operations, available cash balances, borrowings against the COLI policies and, as needed, borrowings against the Company’s Revolving Credit Facility. The Company’s current plans for fiscal 2020 include a capital expenditure plan lower than fiscal 2019 and planned savings primarily from cost cutting in the second half of the year, offset by investments to reset the assortment strategy, build core competencies and talent, and drive long-term efficiencies. The Company does not presently anticipate any other significant cash outflows in fiscal 2020 other than those discussed herein or those occurring in the normal course of business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There are no material changes to the Company’s market risk as disclosed in its Annual Report on Form 10‑K for the fiscal year ended March 2, 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors.

In addition to the other information in this report, carefully consider the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended March 2, 2019 (“FY2019 10‑K”). The Company has described, in the FY2019 10‑K, the primary risks related to its business and securities, and periodically updates those risks for material developments. Provided below are material changes to the Company’s risk factors as previously disclosed in the FY2019 10‑K.

Unresolved and escalating trade tensions with China and other nations increase the risk of adverse effects on the Company’s business.

The continuing escalation of trade tensions with China, as reflected in the increase in currently effective tariff rates from 10% to 25% on certain goods imported by the Company, the expansion of the categories of goods covered, changes in effective dates and frequent shifts in U.S. and Chinese public negotiating positions, is creating substantial uncertainty as to the effect of such actions on the Company’s business in fiscal 2020. While the Company has developed strategies to partially mitigate the impact of the current and proposed tariffs, including seeking alternative vendors and collaborative efforts with its vendor partners, the Company does not expect that it will implement a material decrease in the proportion of its purchases of product from China sold in fiscal 2020. The uncertain and rapidly changing scope of the trade dispute between the U.S. and China, and the potential that the trade policies of other nations may be impacted, increases the risk of unpredictable adverse effects on the Company, which may require the Company to raise prices or make changes to operations, any of which could materially harm the Company’s revenue or operating results.

The Company must regain compliance with New York Stock Exchange requirements for the continued listing of its common stock.

On August 5, 2019, the Company received notice (“Notice”) from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with NYSE continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual due to the fact that the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its shareholders’ equity was less than $50 million. As set forth in the Notice, as of August 2, 2019, the 30 trading-day average global market capitalization of the Company was approximately $25 million and the Company’s last reported shareholders’ equity as of June 1, 2019 was $9.2 million. In addition, pursuant to Section 802.01B of the NYSE’s Listed Company Manual, the Company will be subject to immediate initiation of suspension and delisting procedures if its 30 trading-day average market capitalization falls below $15 million. The Company’s absolute market capitalization as of August 2, 2019 was approximately $14.4 million, as set forth in the Notice.

The Company notified the NYSE that it would, within 45 days of receipt of the Notice, submit a plan to the NYSE setting forth the actions intended to be taken by the Company to return to conformity with Section 802.01B within 18 months of receipt of the Notice. That plan was submitted to the NYSE on September 19, 2019. The NYSE will review the Company’s plan and, within 45 days, make a determination as to whether the Company has made a reasonable demonstration of its ability to come into conformity with Section 802.01B within 18 months. If the Company’s plan is not accepted, the NYSE will initiate delisting proceedings. If the NYSE accepts the Company’s plan, the Company’s common stock will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the plan and other continued listing standards. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the allowed cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

The Notice had no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the NYSE under the common stock trading symbol “PIR”, subject to the Company’s continued compliance with the plan and other listing requirements of the NYSE. However, until the NYSE determines that the Company has regained compliance, the common stock trading symbol will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards.

The Notice does not affect the Company’s business operations or its reporting obligations with the Securities and Exchange Commission, and it does not conflict with or cause an event of default under any of the Company’s material debt or other agreements.  Failure to maintain the Company’s NYSE listing could negatively impact the Company and its shareholders by reducing the willingness of investors to hold the Company’s common stock because of the resulting decreased price, liquidity and trading of the Company’s common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in the Company’s common stock to adhere to more stringent rules and may limit the Company’s ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of the Company’s financial condition, and cause reputational harm with investors and parties conducting business with the Company. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of Pier 1 Imports, Inc. made during the 13 weeks ended August 31, 2019, by Pier 1 Imports, Inc. or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jun 2, 2019 through Jul 6, 2019	2,006	$—	—	$26,610,135
Jul 7, 2019 through Aug 3, 2019	—	—	—	26,610,135
Aug 4, 2019 through Aug 31, 2019	—	—	—	26,610,135
	2,006	$—	—	$26,610,135

1) During the period, 2,006 shares of Pier 1 Imports, Inc. common stock were withheld from associates to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to shareholder approved plans.

The Company discontinued share repurchases in April 2018. No share repurchases were made during fiscal 2020. As of August 31, 2019, $26.6 million remained available for further share repurchases of common stock under the $200 million board-approved share repurchase program announced on April 10, 2014. There is no expiration date on the current authorization.

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

10.1+

Offer Letter (including Employment Term Sheet) dated July 15, 2019, between Pier 1 Services Company and Douglas A. Diemoz, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019 (File No. 001-07832).

10.2+	Form of Sign-on Bonus Repayment Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 19, 2019 (File No. 001-07832).

10.3+	Form of Executive Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 19, 2019 (File No. 001-07832).

10.4+

Offer Letter (including Employment Term Sheet) dated July 12, 2019, between Pier 1 Services Company and Robert J. Riesbeck, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019 (File No. 001-07832).

10.5+

Long-Term Incentive Award Agreement - July 15, 2019 Performance-Based Cash Award (“Sourcing Expense Savings”), between William H. Savage and Pier 1 Imports, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2019 (File No. 001-07832).

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

PIER 1 IMPORTS, INC.

Date:	October 9, 2019	By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder,
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	October 9, 2019	By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 9, 2019	By:	/s/ Darla D. Ramirez
Darla D. Ramirez,
Principal Accounting Officer