Form 10-Q
period 2019-11-30
PIER 1 IMPORTS INC/DE
filed 2020-01-06
CIK 278130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 2, 2020, the registrant had 4,257,902 shares of common stock, $0.001 par value per share, outstanding.

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

Management’s expectations and assumptions regarding: actions intended to return the Company to profitable growth; fiscal 2020 action plans and expense reduction initiatives intended to reset the Company’s gross margin and cost structure, including the potential closure of up to 450 stores; the Company’s ability to increase cash flows to support its operating activities and to fund its obligations and working capital needs through the next 12 months; the results of the evaluation of strategic alternatives and the terms, value and timing of any transaction resulting from that process, or the failure of any such transaction to occur; the Company’s ability to finalize or fully execute actions that would be probable of mitigating the existence of “substantial doubt” regarding the Company’s ability to continue as a going concern within the next year; the Company’s ability to obtain necessary consents, waivers and amendments and to avoid defaults under its senior secured credit facilities, including defaults that would result from the Company’s auditors qualifying their opinion on the Company’s fiscal 2020 financial statements expected to be filed with the SEC; the effectiveness of the Company’s marketing campaigns, merchandising and promotional strategies and customer databases; consumer spending patterns; inventory levels and values; the effectiveness of the Company’s relationships with, and operations of, its key suppliers; risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; changes in foreign currency values relative to the U.S. dollar; the Company’s ability to retain its senior management team; continued volatility in the price of the Company’s common stock; the Company’s ability to execute its business plan to return to compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”), as accepted by the NYSE, its ability to continue to comply with applicable listing standards within the available cure period and risks arising from the potential suspension of trading of the Company’s common stock on the NYSE; and other future results are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

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

The foregoing risks and uncertainties are in addition to others discussed elsewhere in this report which may also affect Company operations and performance. The Company assumes no obligation to update or otherwise revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized. Additional information concerning these risks and uncertainties is contained in the Company's Annual Report on Form 10‑K for the fiscal year ended March 2, 2019, as filed with the SEC, in the Company’s other filings with the SEC, and in Item 1A of Part II in this report – “Risk Factors”.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Net sales	$358,416	$413,232	$977,330	$1,140,432
Cost of sales	248,146	282,740	737,402	796,295
Gross profit	110,270	130,492	239,928	344,137
Selling, general and administrative expenses	151,405	147,012	426,259	428,741
Depreciation	12,176	12,423	36,600	38,146
Operating loss	(53,311)	(28,943)	(222,931)	(122,750)
Nonoperating (income) and expenses:
Interest, investment income and other	(191)	96	(549)	(1,067)
Interest expense	5,586	3,526	15,883	10,670
	5,395	3,622	15,334	9,603
Loss before income taxes	(58,706)	(32,565)	(238,265)	(132,353)
Income tax provision (benefit)	250	17,876	2,955	(2,321)
Net loss	$(58,956)	$(50,441)	$(241,220)	$(130,032)
Loss per share:
Basic	$(14.15)	$(12.49)	$(58.36)	$(32.31)
Diluted	$(14.15)	$(12.49)	$(58.36)	$(32.31)
Average shares outstanding during period:
Basic	4,168	4,039	4,133	4,025
Diluted	4,168	4,039	4,133	4,025

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Net loss	$(58,956)	$(50,441)	$(241,220)	$(130,032)
Other comprehensive income (loss)
Foreign currency translation adjustments	(36)	(825)	43	(1,086)
Pension adjustments	3	6	6	344
Other comprehensive income (loss)	(33)	(819)	49	(742)
Comprehensive loss, net of tax	$(58,989)	$(51,260)	$(241,171)	$(130,774)

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

(unaudited)

	November 30,	March 2,	December 1,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, including temporary investments of $2,727, $49,532 and $63,330, respectively	$11,077	$54,878	$71,109
Accounts receivable, net	36,489	21,189	36,283
Inventories	328,916	347,584	388,275
Prepaid expenses and other current assets	50,103	49,876	56,656
Total current assets	426,585	473,527	552,323
Properties and equipment, net of accumulated depreciation of $586,592, $556,426 and $551,065, respectively	106,260	149,356	159,705
Operating lease right-of-use assets	588,573	—	—
Other noncurrent assets	28,821	33,407	33,264
	$1,150,239	$656,290	$745,292
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$144,972	$121,969	$172,744
Gift cards and other deferred revenue	36,709	37,655	44,028
Borrowings under revolving line of credit	96,000	—	—
Accrued income taxes payable	24	302	—
Current portion of long-term debt	2,875	2,000	2,000
Current portion of operating lease liabilities	146,931	—	—
Other accrued liabilities	106,268	107,539	118,236
Total current liabilities	533,779	269,465	337,008
Long-term debt	258,254	245,624	197,011
Long-term operating lease liabilities	487,872	—	—
Other noncurrent liabilities	18,032	51,672	54,087
Commitments and contingencies
Shareholders' equity (deficit):
Common stock, $0.001 par, 25,000,000 shares authorized, 6,262,000 issued	6	6	6
Paid-in capital	141,875	138,469	149,044
Retained earnings	294,742	534,419	603,220
Cumulative other comprehensive loss	(7,812)	(7,861)	(8,219)
Less -- 1,986,000, 1,981,000 and 2,019,000 common shares in treasury, at cost, respectively	(576,509)	(575,504)	(586,865)
Total shareholders' equity (deficit)	(147,698)	89,529	157,186
	$1,150,239	$656,290	$745,292

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	39 Weeks Ended
	November 30,	December 1,
	2019	2018
Cash flows from operating activities:
Net loss	$(241,220)	$(130,032)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	42,097	44,121
Non-cash operating lease expense	2,665	—
Right-of-use asset impairment	10,629	—
Fixed asset impairment	8,103	—
Stock-based compensation expense	1,847	2,266
Deferred compensation, net	380	2,065
Deferred income taxes	2,337	(1,361)
Other	5,192	1,486
Changes in cash from:
Inventories	18,681	(41,257)
Prepaid expenses and other assets	(15,342)	(18,210)
Accounts payable and other liabilities	19,051	104,888
Accrued income taxes payable, net of payments	(277)	(2,313)
Net cash used in operating activities	(145,857)	(38,347)
Cash flows from investing activities:
Capital expenditures	(10,060)	(31,466)
Proceeds from disposition of properties	627	1,732
Proceeds from sale of restricted investments	2,985	11,236
Purchase of restricted investments	(804)	(6,605)
Net cash used in investing activities	(7,252)	(25,103)
Cash flows from financing activities:
Stock purchase plan and other, net	554	1,104
Repayments of long-term debt	(1,500)	(1,500)
Borrowings under revolving line of credit	251,000	—
Repayments of borrowings under revolving line of credit	(155,000)	—
Borrowings under company owned life insurance	14,246	—
Net cash provided by (used in) financing activities	109,300	(396)
Effect of exchange rate changes on cash	8	(424)
Change in cash and cash equivalents	(43,801)	(64,270)
Cash and cash equivalents at beginning of period	54,878	135,379
Cash and cash equivalents at end of period	$11,077	$71,109

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the 39 Weeks Ended November 30, 2019

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity (Deficit)
Balance March 2, 2019	4,281	$6	$138,469	$534,419	$(7,861)	$(575,504)	$89,529
Net loss	—	—	—	(241,220)	—	—	(241,220)
Cumulative effect of accounting change	—	—	—	1,543	—	—	1,543
Other comprehensive income	—	—	—	—	49	—	49
Stock-based compensation expense	(57)	—	18,986	—	—	(17,139)	1,847
Stock purchase plan and other	52	—	(15,580)	—	—	16,134	554
Balance November 30, 2019	4,276	$6	$141,875	$294,742	$(7,812)	$(576,509)	$(147,698)

For the 39 Weeks Ended December 1, 2018

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance March 3, 2018	4,163	$6	$168,543	$726,232	$(7,477)	$(609,734)	$277,570
Net loss	—	—	—	(130,032)	—	—	(130,032)
Cumulative effect of accounting change	—	—	—	7,020	—	—	7,020
Other comprehensive loss	—	—	—	—	(742)	—	(742)
Stock-based compensation expense	52	—	(11,509)	—	—	13,775	2,266
Stock purchase plan and other	28	—	(7,990)	—	—	9,094	1,104
Balance December 1, 2018	4,243	$6	$149,044	$603,220	$(8,219)	$(586,865)	$157,186

The accompanying notes are an integral part of these financial statements.

Pier 1 Imports, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

For the 13 Weeks Ended November 30, 2019

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity (Deficit)
Balance August 31, 2019	4,272	$6	$141,943	$353,698	$(7,779)	$(577,544)	$(89,676)
Net loss	—	—	—	(58,956)	—	—	(58,956)
Other comprehensive loss	—	—	—	—	(33)	—	(33)
Stock-based compensation expense	4	—	(83)	—	—	1,012	929
Stock purchase plan and other	—	—	15	—	—	23	38
Balance November 30, 2019	4,276	$6	$141,875	$294,742	$(7,812)	$(576,509)	$(147,698)

For the 13 Weeks Ended December 1, 2018

					Cumulative
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance September 1, 2018	4,278	$6	$137,510	$653,661	$(7,400)	$(576,609)	$207,168
Net loss	—	—	—	(50,441)	—	—	(50,441)
Other comprehensive loss	—	—	—	—	(819)	—	(819)
Stock-based compensation expense	(46)	—	14,282	—	—	(13,396)	886
Stock purchase plan and other	11	—	(2,748)	—	—	3,140	392
Balance December 1, 2018	4,243	$6	$149,044	$603,220	$(8,219)	$(586,865)	$157,186

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout this report, references to the “Company” include Pier 1 Imports, Inc. and its consolidated subsidiaries. The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 10‑K for the fiscal year ended March 2, 2019. All adjustments that are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements contained in this report have been made and consist only of normal recurring adjustments, except as otherwise described herein. Certain items in these Consolidated Financial Statements have been reclassified to conform to the current period presentation. Fiscal 2020 consists of a 52‑week year ending on February 29, 2020. Fiscal 2019 consisted of a 52‑week year which ended on March 2, 2019. The results of operations for the 13 and 39 weeks ended November 30, 2019 and December 1, 2018, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December. The Company conducts business as one operating segment under the name Pier 1 Imports. As of November 30, 2019, the Company had no financial instruments with fair market values that were materially different from their carrying values, unless otherwise disclosed.

The Company meets the SEC’s definition of a “Smaller Reporting Company,” and therefore qualifies for the SEC’s reduced disclosure requirements for smaller reporting companies.

NOTE 1 – LOSS PER SHARE

Basic loss per share amounts were determined by dividing net loss by the weighted average number of common shares outstanding for the period. Stock-based awards totaling 597,900 and 516,500 were excluded from the computation for the 13 and 39 weeks ended November 30, 2019, respectively, as the effect would be antidilutive. Stock-based awards totaling 122,200 and 106,400 were excluded from the computation for the 13 and 39 weeks ended December 1, 2018, respectively, as the effect would be antidilutive. Loss per share amounts were calculated as follows (in thousands except per share amounts):

	13 Weeks Ended		39 Weeks Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Net loss	$(58,956)	$(50,441)	$(241,220)	$(130,032)
Weighted average shares outstanding:
Basic	4,168	4,039	4,133	4,025
Effect of dilutive stock options	—	—	—	—
Effect of dilutive restricted stock	—	—	—	—
Diluted	4,168	4,039	4,133	4,025
Loss per share:
Basic	$(14.15)	$(12.49)	$(58.36)	$(32.31)
Diluted	$(14.15)	$(12.49)	$(58.36)	$(32.31)

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

The Company elected not to recognize a ROU asset and a lease liability for leases with an initial term of twelve months or less and not to separate lease and non-lease components. In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses or payments based on a percentage of sales in excess of a specified base. These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as a lease expense in the period incurred. The Company’s lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements. As of November 30, 2019, the Company did not have material leases that had been signed but not yet commenced.

The Company entered into finance leases for certain equipment during the third quarter of fiscal 2020. As of November 30, 2019, finance lease right-of-use assets totaling $266,000 are included in other noncurrent assets and current finance lease liabilities of $84,000 and long-term finance lease liabilities of $183,000 are included in other accrued liabilities and other noncurrent liabilities, respectively.

The components of lease cost are as follows (in thousands):

	13 Weeks Ended	39 Weeks Ended
	November 30,	November 30,
	2019	2019
Operating lease cost	$52,717	$162,320
Short-term lease cost	829	2,911
Finance lease cost:
Amortization of ROU assets	8	8
Interest on lease liabilities	2	2
Variable lease cost	14,522	42,898
Less: Sublease income	463	1,319
Total lease cost	$67,615	$206,820

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company’s leases as of November 30, 2019:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.82	3.00
Weighted-average discount rate	10.02%	9.27%

At November 30, 2019, the Company had the following future minimum lease payments (in thousands):

Fiscal Year	Operating Leases	Finance Leases	Total
2020 (remaining)	$53,752	$26	$53,778
2021	197,094	104	197,198
2022	168,630	104	168,734
2023	133,807	70	133,877
2024	97,484	—	97,484
Thereafter	157,612	—	157,612
Total lease payments	808,379	304	808,683
Less: Interest	173,576	37	173,613
Total lease obligations	$634,803	$267	$635,070

The following table discloses supplemental cash flow information related to the Company’s leases (in thousands):

	13 Weeks Ended	39 Weeks Ended
	November 30,	November 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55,017	$169,146
Operating cash flows from finance leases	$—	$—

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment at least quarterly or whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the impairment analysis indicates that the carrying value of the assets exceeds the sum of the expected undiscounted cash flows, the assets may be considered impaired. For store level long-lived assets, expected cash flows are determined based on management’s estimate of future sales, merchandise margin rates and expenses over the remaining expected terms of the leases. The Company determines the fair value of operating lease ROU assets by comparing the contractual rent payments to estimated market rental rates. Long-lived store ROU and fixed assets are valued at fair value using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions. Impairment, if any, is recorded in the period in which the impairment occurred. The Company recorded impairment charges for the third quarter and year-to-date period of fiscal 2020 of $4,897,000 and $8,103,000, respectively, related to fixed assets. The Company also recorded impairment charges for the third quarter and year-to-date period of fiscal 2020 of $9,190,000 and $10,629,000, respectively, related to lease ROU assets. Impairment charges were included in selling, general and administrative expenses. The Company recorded no impairment charges in the third quarter and year-to-date period of fiscal 2019. The projection of future cash flows and the determination of market rental rates requires the use of judgment and estimates. If actual results differ from the Company’s estimates, additional charges for asset impairments may be recorded in the future.

NOTE 4 – LONG-TERM DEBT AND AVAILABLE CREDIT

Revolving Credit Facility — The Company has a $350,000,000 secured revolving credit facility, with a $150,000,000 accordion feature (subject to the terms and conditions set forth therein), that matures on June 2, 2022 (“Revolving Credit Facility”). Credit extensions under the Revolving Credit Facility are limited to the lesser of $350,000,000 or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $301,045,000 as of November 30, 2019. The Company had $96,000,000 in cash borrowings and $46,531,000 in letters of credit outstanding under the Revolving Credit Facility, with $158,514,000 remaining available for cash borrowings, all as of November 30, 2019. At the Company’s option, borrowings will bear interest, payable quarterly or, if earlier, at the end of each interest period, at either the adjusted LIBOR rate as defined in the Revolving Credit Facility plus a spread varying from 125 to 150 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility, or the prime rate as defined in the Revolving Credit Facility plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility.

The Revolving Credit Facility includes a $50,000,000 first-in, last-out tranche (“FILO Tranche”). The FILO Tranche expands the Revolving Credit Facility to $400,000,000 and modifies the borrowing base. The FILO Tranche includes a $15,000,000 first-in, last-out loan (“FILO Loan”), subject to a borrowing base, which bears interest at either the adjusted LIBOR rate plus 300 basis points per annum or the prime rate plus a spread varying from 25 to 50 basis points per annum, depending on the amount then borrowed under the Revolving Credit Facility. The FILO Tranche also includes a $35,000,000 term loan (“ABL Term Loan”), subject to a borrowing base, which bears interest at the adjusted LIBOR rate plus 800 basis points per annum, and which will amortize in equal quarterly installments of 1.25% of the original principal amount thereof commencing on June 30, 2020. The FILO Tranche is a term loan and does not revolve. The maturity date of each of the FILO Loan and the ABL Term Loan is June 2, 2022. As of November 30, 2019, the Company had $50,000,000 in cash borrowings under the FILO Loan and ABL Term Loan with a carrying value of $49,072,000, net of debt issuance costs.

Term Loan Facility — The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 30, 2019, March 2, 2019 and December 1, 2018, the Company had $189,500,000, $191,000,000 and $191,500,000, respectively, outstanding under the Term Loan Facility with carrying values of $188,381,000, $189,290,000 and $189,592,000, respectively, net of unamortized discounts and debt issuance costs.

The fair value of the amount outstanding under the Term Loan Facility was approximately $55,903,000 as of November 30, 2019, which was measured at fair value using the quoted market price. The fair value measurement is classified as Level 2 in the fair value hierarchy based on the frequency and volume of trading for which the price was readily available. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Company Owned Life Insurance Loans — During the second quarter of fiscal 2020, the Company entered into loans secured by Company owned life insurance (“COLI”) policies on former key executives. As of November 30, 2019, the Company had $14,246,000 in cash borrowings outstanding under the COLI loans. The cash surrender value of the related policies was $14,516,000 and is included in other noncurrent assets. Borrowings bear interest, payable annually, at the higher of the published monthly average as defined in the COLI policies or 5.0%. When a policy becomes payable in accordance with provisions of the policy, the related loan will mature and any outstanding loan amount will be deducted from the proceeds.

As of November 30, 2019, the Company is in compliance with the requirements of its Revolving Credit Facility and Term Loan Facility. The facilities do not require the Company to comply with any financial maintenance covenants, but contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. As a result of being in compliance with the requirements, the classification of debt in the consolidated financial statements as of November 30, 2019, is based on the contractual maturity as set forth in the respective loan agreements.

A future event of default under the Revolving Credit Facility that is not cured by the Company or waived by the lenders would permit, among other remedies, acceleration of the Company’s indebtedness under the Revolving Credit Facility and the exercise by the lenders of the other remedies provided under the agreements governing the Revolving Credit Facility. An event of default under the Revolving Credit Facility would also constitute an event of default under the Term Loan Facility, subject to customary grace periods and conditions, allowing its lenders to accelerate the Company’s obligations and exercise their remedies. If the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its annual audit opinion regarding the Company’s annual consolidated financial statements, without an amendment from its lenders, an event of default under existing debt agreements would be triggered.

In the event of default under these agreements, the long-term portion of the debt would be reclassified to current.

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

NOTE 6 – REVENUE RECOGNITION

Revenue is recognized upon customer receipt or delivery for retail sales. The Company’s revenues are reported net of discounts, returns and sales tax, and include wholesale sales and royalties. Amounts charged to customers for shipping and handling are included in net sales. A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. The gross reserve for estimated merchandise returns at November 30, 2019 and December 1, 2018, was $5,686,000 and $7,809,000, respectively. For the 13 and 39 weeks ended November 30, 2019, the Company recognized revenue of $2,521,000 and $9,780,000, respectively, for gift card redemptions. For the 13 and 39 weeks ended December 1, 2018, the Company recognized revenue of $3,049,000 and $11,659,000, respectively, for gift card redemptions. Prior to recognition as revenue, these amounts were previously included in gift cards and other deferred revenue on the Company’s consolidated balance sheets as of March 2, 2019 and March 3, 2018, respectively.

Disaggregated Revenues — Net sales consisted almost entirely of sales to retail customers, net of discounts, returns and sales tax, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Retail sales	$356,160	$410,377	$970,112	$1,132,170
Other (1)	2,256	2,855	7,218	8,262
Net sales	$358,416	$413,232	$977,330	$1,140,432

(1)

The Company supplies merchandise and licenses the Pier 1 Imports name to Grupo Sanborns, which sells Pier 1 Imports merchandise primarily in a "store within a store" format in Mexico and El Salvador and online in Mexico. Other sales consisted primarily of these wholesale sales and royalties received from Grupo Sanborns, as well as gift card breakage.

NOTE 7 – INCOME TAX

The income tax provision for the third quarter of fiscal 2020 was $250,000, compared to $17,876,000 during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2020 was (0.4%), compared to (54.9%) for the same period during fiscal 2019. The income tax provision for the year-to-date period of fiscal 2020 was $2,955,000, compared to an income tax benefit of $2,321,000 during the same period in the prior fiscal year. The effective tax rate for the year-to-date period of fiscal 2020 was (1.2%), compared to 1.8% in the same period during fiscal 2019. The change in the income tax provision for the third quarter of fiscal 2020 compared to third quarter of fiscal 2019 primarily relates to the valuation allowances established in fiscal year 2019. During the second quarter of fiscal 2020, the Company recorded an additional valuation allowance of $2,609,000 related to certain state jurisdictions based upon the determination that it was not more likely than not that such assets would be realized

As of November 30, 2019, the Company had total unrecognized tax benefits of approximately $4,100,000, the majority of which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible a significant portion of the Company’s gross unrecognized tax benefits could decrease within the next twelve months primarily due to settlements with certain taxing jurisdictions.

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

The Company recognized a cumulative-effect adjustment to increase the opening balance of retained earnings by $1,543,000 as of March 3, 2019, as a result of previous sale leaseback transactions and previous store impairments. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows for the periods ended November 30, 2019. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

Accounting Standards — Pending Adoption:

ASU 2016-13 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 and related amendments change how entities account for and measure credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.” ASU 2019-10 defers the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 is effective for the Company beginning in fiscal 2024. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements, but does not expect such adoption to have a material impact.

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

ASU 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements, but does not expect such adoption to have a material impact.

NOTE 10 – GOING CONCERN UNCERTAINTY

Operating loss for the 13 and 39 weeks ended November 30, 2019, were $53,311,000 and $222,931,000, respectively. The Company’s net cash used in operating activities was $145,857,000 during the 39 weeks ended November 30, 2019. Cash and cash equivalents were $11,077,000 as of November 30, 2019. The Company had $96,000,000 in cash borrowings and $46,531,000 in letters of credit outstanding under the Revolving Credit Facility, with $158,514,000 remaining available for cash borrowings, all as of November 30, 2019. For information regarding the Company’s borrowings, see Note 4 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents and forecasted cash flows from operations are not expected to be sufficient to meet the Company’s obligations that will mature over the next 12 months. In addition, future borrowings may not be available or may not be sufficient to enable the Company to fund its obligations and working capital needs through the next 12 months.

However, the Company is taking a number of actions to support its ongoing transformation including cost cutting, lowering capital expenditures, seeking additional capital and reducing its store footprint including related distribution centers and corporate headquarters support. The Company will continue to seek reductions in rental obligations with landlords in its determination of the appropriate footprint.

The consolidated financial statements for the 13 and 39 weeks ended November 30, 2019, have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty as the Company believes that completion or substantial completion of the actions discussed above would alleviate or eliminate the substantial doubt as defined in ASC 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” However, as the actions above have not been finalized or fully executed as of the date of this report, they cannot be deemed probable of mitigating substantial doubt. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

If the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its audit report and opinion regarding the Company’s annual consolidated financial statements, without an amendment from its lenders, an event of default under existing debt agreements would be triggered.

NOTE 11 – SUBSEQUENT EVENTS

In order to better align its business with the current operating environment, the Company intends to reduce its store footprint by up to 450 locations. To reflect the revised store footprint, the Company also plans to close certain distribution centers and reduce its corporate expenses, including headcount. The Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these events. See Part II, Item 5. Other Information of this Quarterly Report on Form 10-Q for additional information regarding these actions.

On January 6, 2020, the Company received consent from its lenders under the Revolving Credit Facility to permit the reduction to the store footprint and related actions.

As previously announced, the Company is currently in the process of evaluating a full range of strategic alternatives. That work is ongoing, with no formal conclusion at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition, results of operations, and liquidity and capital resources for the 13 and 39 weeks ended November 30, 2019, as compared to the 13 and 39 weeks ended December 1, 2018, should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which are included in this Quarterly Report on Form 10-Q in Item 1 Financial Statements. In addition, the following discussion and analysis of financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company’s Consolidated Financial Statements as of March 2, 2019, and for the fiscal year then ended, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Annual Report on Form 10‑K of Pier 1 Imports, Inc. for the fiscal year ended March 2, 2019.

MANAGEMENT OVERVIEW

Pier 1 Imports, Inc. (together with its consolidated subsidiaries, the “Company”) directly imports merchandise from many countries, and sells a wide variety of decorative accessories, furniture, candles, housewares, gifts and seasonal products in retail stores throughout the U.S. and Canada and online at pier1.com. The Company conducts business as one operating segment. As of November 30, 2019, the Company operated 942 stores in the U.S. and Canada. The results of operations for the 13 and 39 weeks ended November 30, 2019 and December 1, 2018, are not indicative of results to be expected for the fiscal year because of, among other things, seasonality factors in the retail business. Historically, the strongest sales of the Company’s products have occurred during the holiday season beginning in November and continuing through December.

During the third quarter of fiscal 2020, net sales decreased 13.3% from the prior year third quarter and company comparable sales decreased 11.4% compared to the third quarter of fiscal 2019; the Company estimates that the shift of certain holiday selling days, which were included in last year’s fiscal third quarter, negatively impacted the third quarter of fiscal 2020 company comparable sales by approximately 650 basis points. The impact of this timing shift is expected to reverse in the fourth quarter of fiscal 2020. The decline in company comparable sales was primarily a result of lower traffic. Gross profit for the third quarter of fiscal 2020 was $110.3 million, or 30.8% of sales, compared to $130.5 million, or 31.6% of sales, in the same period last year, a decrease of 80 basis points. The decrease in gross profit as a percentage of sales primarily reflected increased promotional and clearance activity compared to the same period last year, as well as 190 basis points of deleverage in store occupancy costs due to lower sales. The Company remains on track to realize approximately $90 million of selling, general and administrative (“SG&A”) cost cutting initiatives for fiscal 2020, but continues to incur substantial transformation and advisory costs, which reduced the bottom-line benefit of the progress made in cost cutting during the third quarter of fiscal 2020.

Operating loss for the third quarter of fiscal 2020 was $53.3 million, or (14.8%) of sales, compared to $28.9 million, or (7.0%) of sales, for the same period last year. For the third quarter of fiscal 2020, the Company reported a net loss of $59.0 million, or $(14.15) per share, which includes transformation costs of approximately $10 million primarily related to professional fees, and a non-cash charge of $14.1 million related to impairment of long-lived store assets, compared to a net loss of $50.4 million, or $(12.49) per share, for the third quarter of fiscal 2019. Per share figures reflect the Company’s 1-for-20 reverse stock split effected on June 20, 2019. EBITDA (earnings before interest, taxes, depreciation and amortization) for the third quarter of fiscal 2020 was $(41.0) million and includes the transformation costs and impairment charge referred to above. This compares to EBITDA of $(16.9) million in the same period last year. See “Reconciliation of Non-GAAP Financial Measures” below.

As of November 30, 2019, the Company had $11.1 million of cash and cash equivalents, $189.5 million outstanding under its senior secured term loan facility, $96.0 million of cash borrowings under its $350 million secured revolving credit facility (“Revolving Credit Facility”), $50.0 million of borrowings under its first-in, last-out tranche (“FILO Tranche”) and $14.2 million in cash borrowings outstanding under loans secured by Company owned life insurance (“COLI”). See Note 4 of the Notes to Consolidated Financial Statements for additional information.

On November 4, 2019, the Board of Directors of the Company appointed Robert J. Riesbeck to the position of Chief Executive Officer and Mr. Riesbeck was elected as a member of the Board of Directors, effective immediately. Mr. Riesbeck will also continue to serve as the Chief Financial Officer of the Company. Cheryl A. Bachelder, the Company’s former Interim Chief Executive Officer, stepped down from the Company and will continue to serve as a member of the Board of Directors. On November 4, 2019, the Board of Directors appointed Donna N. Colaco to serve as President of the Company, effective immediately.

As previously announced, the Company is currently in the process of evaluating a full range of strategic alternatives. That work is ongoing, with no formal conclusion at this time.

In order to better align its business with the current operating environment, the Company intends to reduce its store footprint by up to 450 locations. To reflect the revised store footprint, the Company also plans to close certain distribution centers and reduce its corporate expenses, including headcount. See Part II, Item 5. Other Information of this Quarterly Report on Form 10-Q for additional information regarding these actions.

Results of Operations

Management reviews a number of key performance indicators to evaluate the Company’s financial performance. The following table summarizes those key performance indicators:

	13 Weeks Ended		39 Weeks Ended
	November 30,	December 1,	November 30,	December 1,
Key Performance Indicators	2019	2018	2019	2018
Total sales decline	(13.3%)	(11.9%)	(14.3%)	(11.3%)
Company comparable sales decline	(11.4%)	(10.5%)	(12.5%)	(10.1%)
Gross profit as a % of sales	30.8%	31.6%	24.5%	30.2%
SG&A expenses as a % of sales	42.2%	35.6%	43.6%	37.6%
Operating loss as a % of sales	(14.8%)	(7.0%)	(22.8%)	(10.8%)
Net loss (in millions)	$(59.0)	$(50.4)	$(241.2)	$(130.0)
Net loss as a % of sales	(16.4%)	(12.2%)	(24.7%)	(11.4%)
EBITDA (in millions) (1)	$(41.0)	$(16.9)	$(186.1)	$(84.8)
EBITDA as a % of sales (1)	(11.4%)	(4.1%)	(19.0%)	(7.4%)
Total retail square footage (in thousands)	7,447	7,809	7,447	7,809

(1)	See "Reconciliation of Non-GAAP Financial Measures."

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

Net Sales – Net sales consisted almost entirely of sales to retail customers, net of discounts, returns and sales tax, but also included delivery revenues, wholesale sales and royalties, and gift card breakage. Net sales for the third quarter of fiscal 2020 were $358.4 million, a decrease of 13.3%, compared to $413.2 million for the third quarter of fiscal 2019. At the end of the third quarter of fiscal 2020, the Company operated 45 fewer stores than at the end of the third quarter of fiscal 2019. Company comparable sales for the third quarter of fiscal 2020 decreased 11.4%, compared to the third quarter of fiscal 2019. The decline in company comparable sales was primarily a result of lower traffic. Net sales for the year-to-date period of fiscal 2020 were $977.3 million, a decrease of 14.3%, compared to $1.140 billion for the same period in fiscal 2019. Company comparable sales for the year-to-date period of fiscal 2020 decreased 12.5%, compared to the same period last year. The decline in company comparable sales was a result of lower average customer spend primarily attributable to changes in the Company’s merchandise mix, as well as decreased store traffic. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Sales at the Company’s Canadian stores are subject to fluctuations in currency conversion rates. For the third quarter of fiscal 2020, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales and company comparable sales by approximately 10 basis points. For the year-to-date period of fiscal 2020, the year-over-year change in the value of the Canadian Dollar, relative to the U.S. Dollar, negatively impacted net sales by approximately 10 basis points and company comparable sales by approximately 20 basis points. Sales on the Pier 1 credit card comprised 30.1% of U.S. sales for the trailing twelve months ended November 30, 2019, compared to 33.2% for the comparable period in fiscal 2019. The Company’s proprietary credit card program provides both economic and strategic benefits to the Company.

The decrease in net sales for the period was comprised of the following components (in thousands):

Net Sales
Net sales for the 39 weeks ended December 1, 2018	$1,140,432
Incremental sales decline from:
Company comparable sales	(137,883)
New stores opened during fiscal 2020	—
Closed stores and other	(25,219)
Net sales for the 39 weeks ended November 30, 2019	$977,330

A summary reconciliation of the Company’s stores open at the beginning of fiscal 2020 to the number open at the end of the third quarter of fiscal 2020 is as follows:

	United States	Canada	Total
Open at March 2, 2019	906	67	973
Openings	—	—	—
Closings	(30)	(1)	(31)
Open at November 30, 2019	876	66	942

Gross Profit — For the third quarter of fiscal 2020, gross profit was $110.3 million, or 30.8% of sales, compared to $130.5 million, or 31.6% of sales, for the same period last year, a decrease of 80 basis points. The decrease in gross profit as percentage of sales primarily reflected increased promotional and clearance activity compared to the same period last year, as well as 190 basis points of deleverage in store occupancy costs due to lower sales. For the year-to-date period of fiscal 2020, gross profit was $239.9 million, or 24.5% of sales, compared to $344.1 million, or 30.2% of sales, for the same period last year, a decrease of 570 basis points.

SG&A Expenses, Depreciation and Operating Loss — For the third quarter of fiscal 2020, SG&A expenses were $151.4 million, or 42.2% of sales, compared to $147.0 million, or 35.6% of sales, for the same period in fiscal 2019. SG&A expenses for the year-to-date period of fiscal 2020 were $426.3 million, or 43.6% of sales, compared to $428.7 million, or 37.6% of sales, for the same period in fiscal 2019. For the third quarter and year-to-date period of fiscal 2020, reductions in marketing expenses, compensation for operations and operational expenses were offset by increases in other SG&A and impairment expenses. SG&A expenses for the third quarter and year-to-date period of fiscal 2020 include transformation costs of approximately $10 million and $36 million, respectively, primarily related to professional fees. SG&A expenses are summarized in the table below (in millions):

	13 Weeks Ended				39 Weeks Ended
	November 30, 2019		December 1, 2018		November 30, 2019		December 1, 2018
	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales	Expense	% of Sales
Compensation for operations	$54.7	15.3%	$61.0	14.8%	$167.1	17.1%	$176.6	15.5%
Operational expenses	14.7	4.1%	19.8	4.8%	51.4	5.3%	60.2	5.3%
Marketing	25.2	7.0%	35.4	8.6%	64.1	6.6%	95.5	8.4%
Other selling, general and administrative	42.7	11.9%	30.8	7.5%	125.0	12.8%	96.4	8.5%
Impairment	14.1	3.9%	-	0.0%	18.7	1.9%	-	0.0%
Total selling, general and administrative	$151.4	42.2%	$147.0	35.6%	$426.3	43.6%	$428.7	37.6%

The Company remains on track to realize approximately $90 million of SG&A cost cutting initiatives for fiscal 2020, but continues to incur substantial transformation and advisory costs, which reduced the bottom-line benefit of the progress made in cost cutting during the third quarter of fiscal 2020.

Depreciation expense for the third quarter of fiscal 2020 was $12.2 million, compared to $12.4 million for the same period last year. Depreciation expense for the year-to-date period of fiscal 2020 was $36.6 million, compared to $38.1 million for the same period last year. The decrease was primarily due to certain assets becoming fully depreciated and asset retirements, partially offset by additions.

Operating loss for the third quarter of fiscal 2020 was $53.3 million, or (14.8%) of sales, compared to $28.9 million, or (7.0%) of sales, for the same period last year. Operating loss for the year-to-date period of fiscal 2020 was $222.9 million, or (22.8%) of sales, compared to operating loss of $122.8 million, or (10.8%) of sales, for the same period last year.

Income Taxes — The income tax provision for the third quarter of fiscal 2020 was $0.3 million, compared to $17.9 million during the same period in the prior fiscal year. The effective tax rate for the third quarter of fiscal 2020 was (0.4%), compared to (54.9%) in the same period during fiscal 2019. The income tax provision for the first 39 weeks of fiscal 2020 was $3.0 million, compared to an income tax benefit of $2.3 million during the same period in the prior fiscal year. The effective tax rate for the first 39 weeks of fiscal 2020 was (1.2%), compared to 1.8% for the same period during fiscal 2019. The change in income tax provision for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 primarily relates to valuation allowances established in fiscal year 2019. During the second quarter of fiscal 2020, the Company recorded an additional valuation allowance of $2.6 million related to certain state jurisdictions based upon the determination that it was not more likely than not that such assets would be realized. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Net Loss and EBITDA — For the third quarter of fiscal 2020, the Company reported a net loss of $59.0 million, or $(14.15) per share, which includes transformation costs of approximately $10 million primarily related to professional fees and a non-cash charge of $14.1 million related to impairment of long-lived store assets. This compares to a net loss of $50.4 million, or $(12.49) per share, for the same period in fiscal 2019. For the first 39 weeks of fiscal 2020, the Company reported a net loss of $241.2 million, or $(58.36) per share, which includes transformation costs of approximately $36 million primarily related to professional fees and a non-cash charge of $18.7 million related to impairment of long-lived store assets. This compares to a net loss of $130.0 million, or $(32.31) per share, for the same period in fiscal 2019. Per share figures reflect the Company’s 1-for-20 reverse stock split effected on June 20, 2019. EBITDA for the third quarter of fiscal 2020 was $(41.0) million, compared to $(16.9) million for the same period in fiscal 2019. For the first 39 weeks of fiscal 2020, EBITDA was $(186.1) million, compared to $(84.8) million, for the same period last year. EBITDA for the third quarter and first 39 weeks of fiscal 2020 includes the transformation costs and impairment charges referred to above. See “Reconciliation of Non-GAAP Financial Measures” below.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q references EBITDA, a non-GAAP financial measure.

The Company believes that EBITDA allows management and investors to understand and compare results in a more consistent manner for the 13-week and 39-week periods ended November 30, 2019 and December 1, 2018. Non-GAAP financial measures should be considered supplemental and not a substitute for the Company’s results reported in accordance with GAAP for the periods presented.

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

	13 Weeks Ended				39 Weeks Ended
	November 30, 2019		December 1, 2018		November 30, 2019		December 1, 2018
	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales	$ Amount	% of Sales
Net loss (GAAP)	$(59.0)	(16.4%)	$(50.4)	(12.2%)	$(241.2)	(24.7%)	$(130.0)	(11.4%)
Add back: Income tax provision (benefit)	0.3	0.1%	17.9	4.3%	3.0	0.3%	(2.3)	(0.2%)
Interest expense, net	5.5	1.5%	3.3	0.8%	15.6	1.6%	9.5	0.8%
Depreciation	12.2	3.4%	12.4	3.0%	36.6	3.7%	38.1	3.4%
EBITDA (non-GAAP)	$(41.0)	(11.4%)	$(16.9)	(4.1%)	$(186.1)	(19.0%)	$(84.8)	(7.4%)

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter of fiscal 2020 with $11.1 million in cash and cash equivalents, compared to $54.9 million at the end of fiscal 2019 and $71.1 million at the end of the third quarter of fiscal 2019. The decrease from the end of fiscal 2019 was primarily the result of cash used in operating activities of $145.9 million and the utilization of cash to fund the Company’s capital expenditures of $10.1 million, partially offset by net cash borrowings of $96.0 million under the Revolving Credit Facility and $14.2 million under COLI loans.

Cash Flows from Operating Activities

During the first 39 weeks of fiscal 2020, operating activities used $145.9 million of cash, primarily as a result of a net loss of $241.2 million, partially offset by adjustments for non-cash items.

Cash Flows from Investing Activities

During the first 39 weeks of fiscal 2020, investing activities used $7.3 million of cash, which were primarily related to capital expenditures of $10.1 million deployed toward technology and infrastructure initiatives and existing stores, partially offset by net restricted investment activity. Of those capital expenditures, $1.8 million related to timing differences between receipt of fixed asset purchases and cash payment of invoices. Capital spend in fiscal 2020 is expected to be approximately $15 million.

Cash Flows from Financing Activities

During the first 39 weeks of fiscal 2020, financing activities provided $109.3 million of cash, primarily resulting from net cash borrowings of $96.0 million under the Revolving Credit Facility and $14.2 million under COLI loans.

Revolving Credit Facility

The Company has a $350 million secured revolving credit facility that matures on June 2, 2022. Credit extensions under the Revolving Credit Facility are limited to the lesser of $350.0 million or the amount of the calculated borrowing base, as defined in the Revolving Credit Facility, which was $301.0 million as of November 30, 2019. The Company had $96.0 million in cash borrowings and $46.5 million in letters of credit outstanding under the Revolving Credit Facility, with $158.5 million remaining available for cash borrowings, all as of November 30, 2019.

The Revolving Credit Facility includes a $50 million FILO Tranche. The FILO Tranche expands the Revolving Credit Facility to $400 million and modifies the borrowing base. As of November 30, 2019, the Company had $50.0 million outstanding under the FILO Tranche with a carrying value of $49.1 million, net of debt issuance costs. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

On January 6, 2020, the Company received consent from its lenders under the Revolving Credit Facility to permit the reduction to the store footprint and related actions.

Term Loan Facility

The Company has a senior secured term loan facility that matures on April 30, 2021 (“Term Loan Facility”). As of November 30, 2019, the Company had $189.5 million outstanding under the Term Loan Facility with a carrying value of $188.4 million, net of unamortized discounts and debt issuance costs. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Company Owned Life Insurance Loans

During the second quarter of fiscal 2020, the Company entered into loans secured by COLI policies on former key executives. As of November 30, 2019, the Company had $14.2 million in cash borrowings outstanding under the COLI loans. The loans will mature when the related policies become payable in accordance with the provisions of the policy. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Sources of Working Capital

The Company’s sources of working capital include cash from operations, available cash balances, the COLI policies and, as needed, borrowings against the Company’s Revolving Credit Facility. The Company’s key drivers of cash flows are sales, management of inventory levels, vendor payment terms, management of expenses and capital expenditures.

Given the Company’s current cash position, expected operating cash flows and borrowings available under the Revolving Credit Facility, the Company has substantial doubt regarding its ability to have sufficient liquidity to fund its obligations and working capital needs through the next 12 months.

However, the Company is taking a number of actions to support its ongoing transformation including cost cutting, lowering capital expenditures, seeking additional capital and reducing its store footprint including related distribution centers and corporate headquarter support. The Company will continue to seek reductions in rental obligations with landlords in its determination of the appropriate footprint.

The consolidated financial statements for the 13 and 39 weeks ended November 30, 2019, have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty as the Company believes that completion or substantial completion of the actions discussed above would alleviate or eliminate the substantial doubt. However, as the actions above have not been finalized or fully executed as of the date of this report, they cannot be deemed probable of mitigating substantial doubt. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern.

If the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its audit report and opinion regarding the Company’s annual consolidated financial statements, without an amendment from its lenders, an event of default under existing debt agreements would be triggered.

IMPACT OF INFLATION

Inflation has not had a significant impact on the operations of the Company. However, the Company’s management cannot be certain of the effect inflation may have on the Company’s operations in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company and is not required to provide the information under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company's disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors.

In addition to the other information in this report, carefully consider the discussion under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended March 2, 2019 (“FY2019 10‑K”) and in subsequent Quarterly Reports on Form 10-Q (“FY2020 10-Qs”). The Company has described, in the FY2019 10‑K, the primary risks related to its business and securities, and periodically updates those risks for material developments. Provided below are material changes to the Company’s risk factors as previously disclosed in the FY2019 10‑K and in FY2020 10-Qs.

Uncertainties regarding the Company’s ability to successfully address its financial challenges result in the existence of “substantial doubt” regarding the Company’s ability to continue as a going concern within one year after the date of this Quarterly Report on Form 10-Q.

The Company has experienced significant net losses and negative cash flows from operating activities and cannot offer assurance that such losses and negative cash flows will not continue for the foreseeable future. Cash and cash equivalents, forecasted cash flows from operations and currently committed sources of financing are not expected to be sufficient to meet the Company’s obligations and working capital needs projected to exist over the 12 months following the date of this Quarterly Report on Form 10-Q without additional borrowings above what would be available under the Company’s existing credit agreements, assuming no intervening defaults in those obligations.

The Company is addressing its current and anticipated financial requirements and evaluating its strategic alternatives. In addition, while management analyzes these strategic alternatives, the Company is also seeking additional capital and undertaking operational measures that are expected to enhance its cash position and improve profitability.

The Company can provide no assurance regarding the outcome of its evaluation of strategic alternatives, that additional capital will be available on acceptable terms or that the operational measures being undertaken by the Company are probable of success in materially improving the Company’s financial performance.

As a result of these uncertainties, and in the absence of assurance that the Company’s actions to address them are probable of success, there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date of this Current Report on Form 10-Q. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

The occurrence of a default under any of the Company’s credit facilities, including any default resulting from its auditors’ qualification of their opinion on the fiscal year 2020 financial statements, will allow its lenders to exercise remedies under their credit agreements.

The Company is currently in compliance with requirements of its Revolving Credit Facility and Term Loan Facility. An event of default under the Revolving Credit Facility or Term Loan Facility that is not cured by the Company or waived by the lenders would permit, among other remedies, acceleration of the Company’s indebtedness and the exercise by the lenders of the other remedies under the agreements governing the indebtedness. An event of default under one of the credit facilities will also constitute an event of default under the other credit facility, subject to customary grace periods and conditions, allowing its lenders to accelerate the Company’s obligations and exercise their remedies.

If the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its audit report and opinion regarding the Company’s annual consolidated financial statements, without an amendment from its lenders, an event of default under the Revolving Credit Facility and the Term Loan Facility will be triggered.

There can be no assurance that the lenders of the Company’s Revolving Credit Facility and Term Loan Facility will provide consent to waive any defaults that may occur thereunder on any future occasion that the Company may be in default under the terms of those obligations or refrain from exercising the full extent of the remedies available under the terms of their agreements, which include taking possession of the Company’s assets that constitute their collateral, including its cash and inventory and forcing the sale of such collateral, among others.

Actions taken to improve the Company’s financial performance, including the closure of significant numbers of stores are not without substantial risk and may not deliver the intended benefits.

The Company is evaluating a number of strategies to improve its financial performance, including the potential closing of up to 450 stores based on a comprehensive evaluation of the Company’s store portfolio, including historical and recent store performance, the timing of lease expirations, landlord responses to requests to negotiate more favorable lease terms and other factors. While these actions are expected to benefit the Company in the future, these actions are not without substantial risk to the Company and may not deliver the full benefits anticipated at the time such actions are taken.

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

The Company submitted a plan to the NYSE setting forth the actions intended to be taken by the Company to return to conformity with Section 802.01B within 18 months of the date of the Notice. The NYSE accepted the Company’s plan, allowing the Company’s common stock to continue to be listed and traded on the NYSE during a cure period of 18 months from the date of the Notice, subject to the Company’s compliance with the plan and other continued listing standards. The Company is subject to quarterly monitoring by the NYSE for compliance with the plan. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the allowed cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

The Company’s common stock will continue to be listed and traded on the NYSE under the common stock trading symbol “PIR”, subject to the Company’s continued compliance with the plan and other listing requirements of the NYSE. However, until the NYSE determines that the Company has regained compliance, the common stock trading symbol will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards.

The Notice and compliance with the plan do not affect the Company’s business operations or its reporting obligations with the Securities and Exchange Commission, and it do not conflict with or cause an event of default under any of the Company’s material debt or other agreements. Failure to maintain the Company’s NYSE listing could negatively impact the Company and its shareholders by reducing the willingness of investors to hold the Company’s common stock because of the resulting decreased price, liquidity and trading of the Company’s common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in the Company’s common stock to adhere to more stringent rules and may limit the Company’s ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of the Company’s financial condition, and cause reputational harm with investors and parties conducting business with the Company. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases of common stock of Pier 1 Imports, Inc. made during the 13 weeks ended November 30, 2019, by Pier 1 Imports, Inc. or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sep 1, 2019 through Oct 5, 2019	—	$—	—	$26,610,135
Oct 6, 2019 through Nov 2, 2019	—	—	—	26,610,135
Nov 3, 2019 through Nov 30, 2019	—	—	—	26,610,135
	—	$—	—	$26,610,135

The Company discontinued share repurchases in April 2018. No share repurchases were made during fiscal 2020. As of November 30, 2019, $26.6 million remained available for further share repurchases of common stock under the $200 million board-approved share repurchase program announced on April 10, 2014. There is no expiration date on the current authorization.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement.

On January 6, 2020, the Company, through its subsidiary Pier 1 Imports (U.S.), Inc., entered into a Consent to the Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent, Pathlight Capital Fund I LP, as ABL term loan agent and the lenders party thereto (the “Consent”), which evidences the consent of the lenders to permit the reduction of the Company’s store footprint and related actions.

Costs Associated with Exit or Disposal Activities.

On January 6, 2020. the Board of Directors of the Company approved a plan that contemplates the closure of up to 450 stores in order to better align its business with the current operating environment. To reflect the revised store footprint, the Company also plans to close certain distribution centers and reduce its corporate expenses, including headcount. The Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts of charges expected to be incurred in connection with these actions.

Material Impairments.

As disclosed above, the Board of Directors of the Company has approved a plan that contemplates the closure of up to 450 stores and certain distribution centers and other actions to reduce corporate expenses. These actions may result in material non-cash charges for impairment of the Company's long-lived assets associated with these stores and distribution centers. The Company is currently unable in good faith to make a determination of an estimate of the amount or range of amounts of charges that may be incurred in connection with these actions or an estimate of the amount or range of amounts of the impairment charges that may result in future cash expenditures.

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

10.1+	Form of Promotion Bonus Repayment Agreement incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on November 4, 2019 (File No. 001-07832)

10.2+

CEO Employment Term Sheet summarizing compensation to be received by Robert J. Riesbeck in the capacity as the Chief Executive Officer and Chief Financial Officer of Pier 1 Imports, Inc. incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on November 4, 2019 (File No. 001-07832)

10.3+

President Employment Term Sheet summarizing compensation to be received by Donna N. Colaco in the capacity as the President of Pier 1 Imports, Inc. incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K filed on November 4, 2019 (File No. 001-07832).

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

PIER 1 IMPORTS, INC.

Date:	January 6, 2020	By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	January 6, 2020	By:	/s/ Darla D. Ramirez
Darla D. Ramirez,
Principal Accounting Officer